Form 10-Q
period 1996-03-31
ENERGY CONVERSION DEVICES INC
filed 1996-05-15
CIK 32878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

                                     OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

                        Commission file number 1-8403

                       ENERGY CONVERSION DEVICES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               DELAWARE                                   38-1749884
- -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1675 WEST MAPLE ROAD, TROY, MICHIGAN                  48084
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (810) 280-1900

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes _X_.   No ___.

         As of May 14, 1996 there were 219,913 shares of Class A Common Stock and 10,403,519 shares of Common Stock outstanding.

                               Page 1 of 21 pages

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                            March 31,                          March 31,
                                                  -------------------------            --------------------------
                                                     1996             1995               1996             1995
                                                     ----             ----               ----             ----
REVENUES
   Product sales                                   $ 3,804,556      $ 2,391,281        $11,058,631     $  5,990,693
   Royalties                                           658,238                           1,280,723          235,797
   Revenues from business
       agreements                                    2,707,313        8,313,587         17,605,009       24,857,820
   Other                                               346,534          142,502          1,010,258          272,933
                                                   -----------      -----------        -----------     ------------

       TOTAL REVENUES                                7,516,641       10,847,370         30,954,621       31,357,243

EXPENSES
   Cost of product sales                             4,726,619        2,519,753         12,041,162        6,531,417
   Cost of revenues from business agreements         1,908,752        3,025,644          7,330,034       11,087,009
   Product development and research                  2,176,176          960,742          6,110,906        2,630,274
   Patent Defense                                    1,070,012           --              1,823,085           --
   Patent                                              144,930           55,300            327,724          167,257
   Operating, general and administrative             1,486,614        1,582,027          4,268,358        3,611,562
                                                  ------------     ------------      -------------    -------------

       TOTAL EXPENSES                               11,513,103        8,143,466         31,901,269       24,027,519
                                                   -----------     ------------       ------------     ------------

NET INCOME (LOSS) FROM OPERATIONS                   (3,996,462)       2,703,904           (946,648)       7,329,724

OTHER INCOME (EXPENSES)
   Gain on sale of Ovonic Battery Company
       stock                                         4,500,000                           4,500,000
   Interest expense                                   (107,985)        (104,120)          (340,880)        (365,341)
   Interest income                                     350,620           74,295            530,027          131,640
   Other nonoperating income (net)                      11,994           11,499             86,810           80,358
                                                --------------     ------------    ---------------    -------------

       TOTAL OTHER INCOME (EXPENSE)                  4,754,629          (18,326)         4,775,957         (153,343)
                                               ---------------     ------------   ----------------     ------------

NET INCOME                                           $ 758,167      $ 2,685,578        $ 3,829,309      $ 7,176,381
                                                     =========      ===========        ===========      ===========

NET INCOME PER COMMON SHARE
   AND COMMON EQUIVALENT SHARE                     $       .07      $      .30         $       .37      $      .83
                                                   ===========      ===========        ===========      ===========

NET INCOME PER COMMON SHARE
   ASSUMING FULL DILUTION                          $       .07      $       .29        $       .36        $     .80
                                                   ===========      ===========        ===========        =========

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         March 31,            June 30,
                                                                            1996                1995
                                                                       --------------       ------------
                                                                        (Unaudited)           (Audited)
CURRENT ASSETS
    Cash, including cash equivalents of
         $26,356,000 at March 31, 1996 and
         $6,254,000 at June 30, 1995                                    $ 26,362,362         $   6,259,451
    Investments                                                            4,290,000               --
    Accounts receivable (net of allowance for
         uncollectible accounts of $29,000 at
         March 31, 1996 and at June 30, 1995)                             16,148,532             7,431,835
    Amounts due from related parties                                         643,713               728,374
    Inventories                                                            2,701,780             2,054,750
    Prepaid expenses and other current assets                                186,964               208,160
                                                                     ---------------       ---------------

         TOTAL CURRENT ASSETS                                             50,333,351            16,682,570

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                               312,588               312,588
    Buildings and improvements                                             3,573,532             3,432,603
    Machinery and other equipment                                         19,010,997            16,768,046
    Capitalized lease equipment                                            4,535,144             5,731,936
                                                                      --------------        --------------
                                                                          27,432,261            26,245,173

    Less accumulated depreciation and amortization                       (21,437,035)          (20,482,363)
                                                                       -------------         -------------

         PROPERTY, PLANT AND EQUIPMENT                                     5,995,226             5,762,810

JOINT VENTURES
    United Solar                                                              --                    --
    GM Ovonic                                                                 --                    --
    Sovlux Co. Ltd.                                                           --                    --

OTHER ASSETS                                                                 806,070               885,639
                                                                       -------------          ------------

         TOTAL ASSETS                                                   $ 57,134,647          $ 23,331,019
                                                                        ============          ============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,                June 30,
                                                                         1996                    1995
                                                                   -----------------      ------------------
                                                                      (Unaudited)              (Audited)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    3,150,609       $      3,912,338
    Amounts due to related parties                                            51,736                106,130
    Salaries, wages and amounts withheld
         from employees                                                    1,161,809                986,420
    Deferred revenues under business agreements                              589,168                884,151
    Current installments on long-term debt, capitalized
         lease obligations and short-term debt                             1,338,332              1,482,846
                                                                     ---------------      -----------------

         TOTAL CURRENT LIABILITIES                                         6,291,654              7,371,885

LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS                                                            2,128,875              3,012,079

DEFERRED GAIN                                                                802,016              1,149,011

NON-REFUNDABLE ADVANCE ROYALTIES                                           3,858,548              3,898,377
                                                                     ---------------      -----------------

         TOTAL LIABILITIES                                                13,081,093             15,431,352


STOCKHOLDERS'  EQUITY
    Capital Stock
         Class A Convertible Common Stock,
         par value $0.01 per share:
             Authorized - 500,000 shares
             Issued and outstanding - 219,913 shares                            2,199                2,199
         Common Stock, par value $0.01 per share:
             Authorized - 15,000,000 shares
             Issued and outstanding - 10,257,424
             shares at March 31, 1996 and
             8,078,667 shares at June 30, 1995                                102,574               80,787
    Additional paid-in capital                                            196,704,493          164,401,702
    Accumulated deficit                                                  (152,755,712)        (156,585,021)
                                                                      ---------------        -------------

         TOTAL STOCKHOLDERS' EQUITY                                        44,053,554            7,899,667
                                                                     ----------------      ---------------

         TOTAL LIABILITIES & STOCKHOLDERS'
             EQUITY                                                   $    57,134,647        $  23,331,019
                                                                      ===============        =============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended March 31,
                                                                                    ---------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
OPERATING ACTIVITIES:
   Net Income                                                                  $   3,829,309         $   7,176,381
   Adjustments to reconcile net income to
      net cash (used in) by operating activities:
          Depreciation and amortization                                              883,985               833,577
          Gain on sale of Ovonic Battery Company stock                            (4,500,000)
          Creditable royalties                                                       (39,829)              (42,430)
          Employee stock options                                                     339,750               339,750
          Stock issued for services rendered                                          59,463                52,905
          Amortization of deferred gain                                              (34,497)              (34,497)
          Long-term intangible asset (license agreement)                                                  (330,000)
   Changes in working capital other than debt:
          Accounts receivable and amounts due from related
             parties, less amount due from gain on sale of
             Ovonic Battery Company stock                                         (4,132,036)           (3,972,073)
          Inventories                                                               (647,030)           (1,331,276)
          Prepaid expenses and other assets                                          100,765                36,618
          Accounts payable, amounts due to related parties,
             accrued expenses, salaries, wages and amounts
             withheld from employees                                                (640,734)             (759,200)
          Deferred revenues under business agreements                               (294,983)              190,532
                                                                             ---------------       ---------------

      NET CASH PROVIDED BY (USED IN) OPERATIONS                                   (5,075,837)            2,160,287

INVESTING ACTIVITIES:
   Purchases of capital equipment (net)                                           (1,428,899)             (243,073)
   Purchases of investments                                                       (4,290,000)
                                                                              --------------       ---------------
   NET CASH (USED IN) INVESTING ACTIVITIES                                        (5,718,899)             (243,073)

FINANCING ACTIVITIES:
   Proceeds from sale of stock and exercise of stock
      options and warrants                                                        31,925,365             2,556,143
   Principal payments under short-term and long-term
      debt obligations and capitalized lease obligations                          (1,194,879)           (1,926,979)
   Proceeds from capital lease transactions                                          167,161             1,250,000
                                                                             ---------------        --------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                   30,897,647             1,879,164

NET INCREASE IN CASH & CASH EQUIVALENTS                                           20,102,911             3,796,378

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,259,451             2,115,622
                                                                              --------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 26,362,362          $  5,912,000
                                                                                ============          ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                            1996             1995
                                                                                            ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest                                                                 $340,880         $433,130





See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1996
                                  (Unaudited)

NOTE A - Basis of Presentation

       Information for the three and nine months ended March 31, 1996 and 1995 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of its financial condition, cash flows and results of operations.

       In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1995 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

       The consolidated financial statements include the accounts of ECD and its 94%-owned subsidiary (97% as of June 30, 1995), Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's battery technology. ECD and Ovonic Battery are referred to collectively herein as the "Company." Due to accumulated losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements. Upon consolidation, all intercompany accounts and transactions have been eliminated.

       ECD also has three investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); (ii) Sovlux Co. Ltd. ("Sovlux") (50%), ECD's Russian joint venture with Scientific and Industrial Enterprise Kvant ("Kvant"); and (iii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary nickel metal hydride ("Ni-MH") batteries for electric vehicle applications worldwide.

       The Company has recorded its investments in its joint ventures at zero, which represents the net book value of the Company's assets transferred to its joint ventures. Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur. Additionally, the Company has made no financial or other guarantees with respect to liabilities incurred by its joint ventures. The Company will continue to carry its investments at zero until the ventures become profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of its joint ventures and will recognize its share of the ventures' profits or losses in accordance with the equity method of accounting. In addition, the Company's patents and technology are recorded at zero value on the Company's balance sheets.

   Upon consolidation, all intercompany accounts and transactions have been eliminated.

United Solar

       In June 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. The United Solar joint venture agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD and United Solar.

       In January 1995, ECD received a $7,565,000 contract (amended to $7,996,000 in September 1995) from United Solar for solar cell manufacturing equipment to provide production capacity on an annual basis of solar cells capable of producing 5MW of electricity. As of March 31, 1996, ECD received payments of $6,694,000 relative to this order and is completing the optimization of this equipment. As of March 31, 1996, ECD recognized revenue of $6,923,000 and had an unbilled receivable of $229,000 in connection with this contract.

       The following sets forth certain selected financial data regarding United Solar that is derived from United Solar's financial statements:

                     UNITED SOLAR STATEMENTS OF OPERATIONS

                                             Three Months Ended                     Nine Months Ended
                                                  March 31,                             March 31,
                                      ----------------------------------   -----------------------------------
                                           1996              1995                1996               1995
                                           ----              ----                ----               ----
                                       (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
Revenues*                            $     1,298,042      $    1,013,364        $ 4,333,576   $ 3,716,055
Operating Expenses
   Cost of sales                           1,961,934           1,441,942          4,934,344     3,859,850
   Research and development                  664,055             700,416          2,119,513     2,486,964
   General and administrative                399,010             372,632          1,241,854     1,032,225
   Sales and marketing                       394,656             367,518          1,211,518     1,286,413
                                       -------------        ------------       ------------  ------------
       Total                               3,419,655           2,882,508          9,507,229     8,665,452
                                        ------------         -----------       ------------  ------------
Other Income (Expense)                      (149,549)             40,151           (142,796)   (4,336,736)
                                      ---------------       ------------     --------------- ------------
Net Loss                                 $(2,271,162)        $(1,828,993)       $(5,316,449)  $(9,286,133)
                                         ===========         ===========        ===========   ===========

*  Includes product sales and revenues earned under research contracts.

                          UNITED SOLAR BALANCE SHEETS

                                                                      March 31,                June 30,
                                                                    ------------             ------------
                                                                        1996                     1995
                                                                        ----                     ----
                                                                     (Unaudited)              (Unaudited)
Current Assets:
   Cash and Cash Equivalents                                         $  1,009,551              $1,076,787
   Accounts Receivable - Trade                                            398,767                 498,668
   Accounts Receivable - NREL                                             290,980                 197,818
   Accounts Receivable - Stockholders                                     107,323                 246,771
   Inventory                                                            2,134,816               1,027,841
   Other Current Assets                                                   261,355                 226,298
                                                                   --------------            ------------
       Total Current Assets                                             4,202,792               3,274,183
Property, Plant and Equipment (Net)                                     9,910,645               5,251,306
Other Assets                                                              172,221                 117,842
                                                                   --------------            ------------
       Total Assets                                                   $14,285,658              $8,643,331
                                                                      ===========              ==========

Current Liabilities:
   Accounts Payable - Trade                                         $     352,848             $   703,779
   Accrued Expenses and Other                                          11,638,014                 328,305
                                                                     ------------            ------------
       Total Current Liabilities                                       11,990,862               1,032,084
                                                                     ------------             -----------
       Total Stockholders' Equity                                       2,294,796               7,611,247
                                                                    -------------             -----------
           Total Liabilities and Stockholders' Equity                 $14,285,658              $8,643,331
                                                                      ===========              ==========

Sovlux

         In April 1990, ECD established Sovlux, a joint venture with Kvant in Russia, to manufacture photovoltaic and battery products and systems in the countries comprising the former U.S.S.R. and sell them worldwide (except for Japan and India). Sovlux is owned 50% by ECD and 50% by Kvant. In 1990, Kvant entered into machine-building contracts with the Company for the construction of photovoltaic manufacturing equipment and battery equipment. Kvant paid ECD a total of $10,450,000 under these machine-building contracts. At June 30, 1993, ECD had completed these machines and shipped them to Kvant.

         The joint venture arrangements provide that Kvant contribute such equipment in an installed and operational condition to the joint venture in exchange for its 50% interest. ECD's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. No tangible assets have been contributed to Sovlux by ECD. Through March 31, 1996, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate, the cost of which Kvant has also assumed as part of its commitment to the venture, the training of employees and other pre-production activities.

         There are no financial statements available for Sovlux since the December 31, 1993 unaudited financial statements set forth in ECD's Annual Report on Form 10-K for the year ended June 30, 1995.

GM Ovonic

         In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic Ni-MH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic Ni-MH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the commercial production of batteries. GM Ovonic's management team was formed shortly after its creation in September 1994. Facility design and preparation and equipment procurement are currently under way.

         The following sets forth certain financial data regarding GM Ovonic derived from GM Ovonic's unaudited financial statements:

                       GM OVONIC STATEMENTS OF OPERATIONS
                                    (000's)

                                                           Three Months Ended          Nine Months Ended
                                                                 March 31,                  March 31,
                                                            -----------------       ------------------------
                                                                  1996                        1996
                                                                  ----                        ----
                                                               (Unaudited)                (Unaudited)
    Revenues:
         Prototype Sales                                       $     803                    $  2,163
    Operating expenses:
         Cost of sales and
             experimental testing                                  1,872                       4,160
         General and administrative
             expenses                                                359                         642
                                                              ----------                  ----------
                 Total                                             2,231                       4,802
                                                               ---------                   ---------
    OPERATING (LOSS)                                            $ (1,428)                   $ (2,639)
                                                                ========                    ========


                            GM OVONIC BALANCE SHEET
                                    (000's)

                                                                          March 31,            June 30,
                                                                            1996                 1995
                                                                         -------------      ------------
                                                                         (Unaudited)         (Unaudited)
         Current Assets:
             Accounts receivable                                          $      382         $       18
         Property, plant and equipment                                         4,168                862
                                                                          ----------         ----------

                 TOTAL ASSETS                                              $   4,550          $     880
                                                                           =========          =========

         Current Liabilities:
             Accounts payable                                              $   1,563          $     313
                                                                           ---------          ---------
                 Total Current Liabilities                                     1,563                313
         Notes Payable - Stockholders                                          6,622              3,536
         Stockholders' (Deficit)                                              (3,635)            (2,969)
                                                                          ----------          ---------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                      (DEFICIT)                                            $   4,550          $     880
                                                                           =========          =========


         There are no financial statements available for GM Ovonic for the three months and nine months ended March 31, 1995.

Cash Equivalents

         Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from date of acquisition.

Investments

         Investments consist of commercial paper, classified as available for sale, maturing in four to six months from date of acquisition and which are stated at market value.

Accounts Receivable

         The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:

                                                                        March 31,               June 30,
                                                                      -------------          --------------
                                                                          1996                    1995
                                                                    ----------------        ----------------
         U.S. Government:
             Amounts billed                                             $  1,592,858          $    420,126
             Unbilled                                                      1,147,606               778,513
                                                                       -------------         -------------
                 Total                                                     2,740,464             1,198,639
                                                                       -------------          ------------

         Commercial Customers:
             Amounts billed                                                1,463,648               951,931
             Unbilled (including amounts due under
                 license agreements)                                      12,427,409             5,973,430
                                                                        ------------          ------------
                 Total                                                    13,891,057             6,925,361
                                                                        ------------          ------------

         Other                                                               189,929                65,414
         Allowance for Uncollectible Accounts                                (29,205)              (29,205)
                                                                     ---------------        --------------

                                                                         $16,792,245           $ 8,160,209
                                                                         ===========           ===========


         Unbilled receivables represent revenues recognized for the present value of license payments to be received in future periods, machine-building contracts on the percentage-of-completion method of accounting and amounts earned under certain contracts and billed in subsequent months.

         Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect labor and overhead rates. There are no material retentions of accounts receivable amounts at March 31, 1996 and June 30, 1995.

Inventories

         Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, hydride materials, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

         Inventories (principally those of Ovonic Battery) are as follows:

                                                 March 31, 1996              June 30, 1995
                                                 --------------              -------------
                 Finished products                    $   433,971              $   315,276
                 Work in process                        1,437,822                  910,582
                 Raw materials                            794,355                  793,569
                 Supplies                                  35,632                   35,323
                                                    -------------            -------------
                                                       $2,701,780               $2,054,750
                                                       ==========               ==========

Product Sales

       Product sales include battery-related materials (hydride materials and Ovonic electrodes), contract revenues related to building of prototype and preproduction battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting. All other product sales are recognized when the product is shipped.

Royalties

       Most license agreements provide for the Company to receive royalties from the sale of products which utilize the Company's licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. The Company records royalty revenue based on management's estimates of royalties earned, using the best evidence available, generally reports from its licensees and other available information.

       In several instances, the Company has received cash payments for non-refundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrative evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

Business Agreements

       A substantial portion of revenues are derived through business agreements seeking to develop and/or commercialize products based upon the Company's proprietary technologies. Such agreements are of two types.

       The first type of agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications for such technologies.

The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to contracts for an agreed-upon fee ("R&D contracts"); in other cases, they relate to product development and commercialization efforts of the licensee; other agreements combine the efforts of the Company with those of the licensee.

       License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion of the earnings process. Typically, such fees are non-refundable, do not obligate the Company to incur any future costs or require future performance by the Company and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties.

       In the second type of agreement, R&D contracts, the Company conducts specified product development and research projects related to one of its principal technology specializations. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D contracts that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D contracts, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D contracts contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to R&D contracts are recorded as cost of revenues from business agreements.

Other Operating Revenues

       Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory.

Other Non-operating Income

       Other non-operating income (net) consists of rental income and gains and losses on sale of fixed assets.

NOTE B - Revenues from Business Agreements

       In the three and nine months ended March 31, 1996 and 1995, the Company had revenues from business agreements as follows:


                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                      March 31,
                                                   ----------------------         ----------------------
                                                     1996           1995             1996            1995
                                                     ----           ----             ----            ----
Royalties:
    Battery technology                            $   619,732     $   --         $ 1,220,674   $    198,178
    Optical memory technology                          38,506                         60,049         37,619
                                                  -----------     -----------    -----------   ------------
                                                      658,238         --           1,280,723        235,797

 Revenues from R&D contracts:
    Photovoltaics
       National Renewable Energy
           Laboratory ("NREL")                         97,790         377,650        263,424      1,445,969
       Department Of Energy ("DOE")                   292,665         397,494        928,230      1,366,463
       U.S. Trade & Development Agency
           and Industrial Partnering
           Program ("IPP")                            611,844         190,000      1,184,583        340,000
       Department of Defense ("DOD")                   --              99,399         --            199,989
    Battery technology
       Honda R&D Co., Ltd. ("Honda")                   --              51,576        342,390        157,610
       United States Advanced Battery
           Consortium ("USABC")                       779,361       1,532,788      2,951,445      4,420,117
       National Aeronautics Space Admin.               --              96,391         --            360,111
    Microelectronics
       Micron Technology, Inc./ARPA
           ("Micron-ARPA")                            394,318          --            881,374         --
    Hydrogen                                           97,916          --            435,630         76,736
    Other                                              58,419         96,113         143,671        393,649
                                                  -----------     -----------    -----------   ------------
                                                    2,332,313      2,841,411       7,130,747      8,760,644
License and Other Agreements:
    Battery
       Asia Pacific Investment Co. ("APIC")            --             --           6,024,262         --
       Sanoh Industrial Co., Ltd. ("Sanoh")            --             --           2,825,000         --
       Three Consumer Battery Manufacturers            --            500,000          --         10,500,000
       Walsin Technology Corp. ("Walsin")              --          3,500,000          --          3,500,000
       Other battery licensees                                     1,097,176         500,000      1,097,176
    Microelectronics
       Micron                                         375,000        375,000       1,125,000      1,000,000
                                                  -----------     -----------    -----------   ------------
                                                      375,000      5,472,176      10,474,262     16,097,176
                                                  -----------     -----------    -----------   ------------
                                                  $ 2,707,313    $ 8,313,587     $17,605,009    $24,857,820
                                                  ===========    ===========     ===========    ===========

NOTE C - Advance Royalties

       At March 31, 1996 and at June 30, 1995, the Company deferred recognition of revenues relating to non-refundable advance royalty payments.
Non-refundable advance royalties consist of the following:

                                                                       March 31, 1996         June 30, 1995
                                                                    -------------------       -------------
           Battery:
               Japanese battery manufacturer                              $1,125,000             $1,125,000
               Hitachi Maxell                                                355,189                355,189
               Daido Steel Co. Ltd. ("Daido")                                224,802                225,000
           Optical Memory:
               Matsushita Electric Ind'l Co. Ltd. ("Matsushita")           1,005,356              1,061,862
               Hitachi, Ltd. ("Hitachi")                                     685,700                685,700
               Sony Corporation ("Sony")                                     360,000                360,000
               Polaroid Corporation ("Polaroid")                              50,000                 50,000
               Plasmon PLC ("Plasmon")                                        18,750                 18,750
               Toshiba Corporation ("Toshiba")                                16,876                 16,876
               Toray Industries Inc. ("Toray")                                16,875
                                                                       -------------     ------------------
                                                                          $3,858,548             $3,898,377
                                                                          ==========             ==========

NOTE D - Net Income Per Common Share

       The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share.

       The weighted average number of shares outstanding and primary earnings per share for the three months and nine months ended March 31, 1996 and 1995 are computed as follows:

                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                       March 31,
                                                     ------------------------     ------------------------
                                                       1996           1995            1996           1995
                                                       ----           ----            ----           ----
    Weighted average number of shares
         outstanding                                 10,015,088      8,079,485       8,957,381     7,961,052
    Pro Forma weighted average shares for
         Common Stock Equivalents                     1,457,593        841,503       1,399,382       650,776
                                                    -----------     ----------     -----------   -----------

         AVERAGE NUMBER OF SHARES
            OUTSTANDING AND
            EQUIVALENTS                              11,472,681      8,920,988     10,356,763      8,611,288
                                                     ==========      =========     ==========      =========

         EARNINGS PER SHARE                        $        .07    $       .30    $        .37   $       .83
                                                   ============    ===========    ============   ===========

         The number of shares used in computing net income per common share assuming full dilution for the three months ended March 31, 1996 and 1995 were 11,572,760 and 9,182,912, respectively, and for the nine months ended March 31, 1996 and 1995 were

10,586,162 and 8,961,340, respectively. The calculation of the number of shares used in the computation for net income per common share and common equivalent share and the number of shares used in the computation for net income per common share assuming full dilution are the same except that the repurchases of common stock were assumed to be made at the March 31, 1996 and 1995 price of $21.125 and $16, respectively, for the fully diluted computation (compared to an average price for the period for the calculation of net income per common share and common equivalent share.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Liquidity and Capital Resources

       During the nine months ended March 31, 1996, the Company had total revenues of approximately $30,955,000. The Company's business strategy to develop and license new products and production technology with third parties generated royalties of approximately $1,281,000 and revenues of $17,605,000. Additionally, product sales were $11,059,000, other revenue was $1,010,000.

       The Company had net income for the nine months ended March 31, 1996 of $3,829,000, primarily due to battery agreements and related payments thereunder with APIC for $6,000,000, Sanoh for $2,825,000, and other battery agreements for $500,000, as well as royalties of $1,281,000 and a gain on the sale of Ovonic Battery common stock of $4,500,000.

       As of March 31, 1996, the Company had unrestricted consolidated cash and cash equivalents of approximately $26,362,000, an increase of approximately $20,103,000 from June 30, 1995. As of March 31, 1996, the Company had consolidated working capital of approximately $44,042,000, compared with a consolidated working capital of $9,311,000 as of June 30, 1995.

       The increases in consolidated cash and cash equivalents and consolidated working capital as of March 31, 1996 were primarily due to the receipt by ECD of the net proceeds of approximately $28 million from a registered public offering of 1,650,000 shares of its common stock completed in January 1996.
The offering was made to a limited number of major institutional investors. During the nine months ended March 31, 1996, ECD also received approximately $3.7 million in connection with the exercise of stock options and warrants for the purchase of its common stock.

       During the nine months ended March 31, 1996, approximately $5,076,000 cash was used in operations. The difference between the net income of approximately $3,829,000 and the net cash used in operations was principally due to revenues recorded on an accrual basis and included in accounts receivable in the nine months ended March 31, 1996 under the aforementioned APIC, Sanoh and other agreements and a gain on the sale of Ovonic Battery common stock of $4,500,000, which payments will be received at a later date, partially offset by the receipt of $2,500,000 from Walsin (which license fee was recorded at June 30, 1995). In addition, during this period approximately $1,429,000 of machinery and equipment were purchased or constructed for the Company's operations. During the next 12 months, Ovonic Battery is considering the purchase of up to $6,000,000 of machinery and equipment. The machinery and equipment are principally for expansion of Ovonic Battery's manufacturing capacity and would be financed with a portion of the proceeds from the recent public offering.

                             Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

       The Company had net income for the three months ended March 31, 1996 of $758,000 compared to net income of $2,686,000 for the three months ended March 31, 1995.

       Royalties were $658,000 in the three months ended March 31, 1996 due principally to royalty revenues under three consumer battery agreements entered into in 1995.

       Product sales increased 59%, from $2,391,000 in the three months ended March 31, 1995 to $3,805,000 in the three months ended March 31, 1996, due to increased machine-building revenue for the Company, partially offset by decreased sales of Ovonic electrodes in 1996 due to plant shutdown necessary for the installation and optimization of equipment for expansion.

       The decrease in revenues from business agreements to $2,707,000 in the three months ended March 31, 1996 from $8,314,000 in the three months ended March 31, 1995 was due to higher revenues in 1995 from agreements with Walsin and a Japanese consumer battery manufacturer in settlement of an ITC investigation, together with reduced revenues in 1996 from USABC, partially offset by the Micron (ARPA) agreement in 1996.

       The increase in other revenues was due to increased billings in 1996 for miscellaneous work performed for Ovonic Battery licensees.

       The decrease in the cost of revenues from business agreements in the three months ended March 31, 1996 compared to the three months ended March 31, 1995 were principally due to decreases in activities in 1996 under the agreements with USABC, NREL and DOE.

       The increase in product development and research expense in the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was due to the aforementioned decrease in activity under the agreements with USABC, NREL and DOE.

       The increase in cost of product sales from $2,520,000 in the three months ended March 31, 1995 to $4,727,000 in the three months ended March 31, 1996 was principally due to the increased machine-building activities and related costs and increased overhead costs associated with the production of Ovonic electrodes due to plant shutdown necessary for the installation and optimization of equipment for expansion.

       Patent defense costs of $1,070,000 in the three months ended March 31, 1996 were due to increased expenses incurred in connection with the defense and prosecution of litigation involving SAFT America, Inc. ("SAFT") and related parties or entities and Matsushita Battery with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for Ni-MH batteries.

         The decrease in operating, general and administrative expenses from $1,582,000 in the three months ended March 31, 1995 to $1,487,000 in the three months ended March 31, 1996 was primarily due to decreased taxes and other expenses in 1996.

       The change from other expenses of $18,000 in the three months ended March 31, 1995 compared to other income of $4,755,000 in the three months ended March 31, 1996 was due principally to the gain on sale of Ovonic Battery common stock in 1996.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

       The Company had net income for the nine months ended March 31, 1996 of $3,829,000 compared to a net income of $7,176,000 for the nine months ended March 31, 1995. The decrease in net income for the nine months ended March 31, 1996 was due principally to initial non-recurring payments received by the Company under three consumer battery agreements entered into in 1995.

       Royalties increased from $236,000 in the nine months ended March 31, 1995 to $1,281,000 in the nine months ended March 31, 1996 due principally to increased royalty revenues under three consumer battery agreements.

       Product sales increased 85% from $5,991,000 in the nine months ended March 31, 1995 to $11,059,000 in the nine months ended March 31, 1996 due to increased machine-building revenue for the Company and increased sales of Ovonic electrodes in 1996.

       The decrease in revenues from business agreements to $17,605,000 in the nine months ended March 31, 1996 from $24,858,000 in the nine months ended March 31, 1995 was due to non-recurring revenues related to the three consumer battery agreements and agreements with Walsin, Sylva and Hitachi Maxell in 1995 and reductions in revenue in 1996 under agreements with NREL, DOE and USABC, partially offset by revenue from agreements in 1996 with APIC, Sanoh and other licensees, as well as increased revenues recognized under agreements with the U.S. Trade and Development Agency, IPP, Honda and Micron.

       The increase in other revenues was due to increased billings in 1996 for miscellaneous work performed for Ovonic Battery licensees.

       The decrease in cost of revenues from business agreements in the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 was principally due to the payment of contingent fees related to the three consumer battery agreements in 1995 and decreases in activities in 1996 under the agreements with NREL and DOE.

       The increase in product development and research expense in the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 was due to the aforementioned decrease in activity under the agreements with NREL and DOE.

       The increase in cost of product sales from $6,531,000 in the nine months ended March 31, 1995 to $12,041,000 in the nine months ended March 31, 1996 was principally due to the increased machine-building costs for ECD and increased sales of Ovonic electrodes.

       Patent defense costs of $1,823,000 in the nine months ended March 31, 1996 was due to expenses incurred in connection with the defense and prosecution of litigation involving SAFT and related parties or entities and Matsushita Battery with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for Ni-MH batteries.

       The increase in operating, general and administrative expenses to $4,268,000 in the nine months ended March 31, 1996 from $3,612,000 in the nine months ended March 31, 1995 was primarily due to increased travel, lease and depreciation expenses in 1996.

       The change from other expenses of $153,000 in the nine months ended March 31, 1995 compared to other income of $4,776,000 in the nine months ended March 31, 1996 was due principally to the gain on the sale of Ovonic Battery common stock in 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is involved in litigation with Matsushita Battery Industrial Co., Ltd. ("MBI") concerning Ovonic Battery's U.S. Patent No. 5,348,822 ("'822 Patent") covering advanced electrodes for NiMH batteries.

       Prior to the litigation, the Company had been in discussions with MBI regarding electric vehicle batteries and had informed MBI that the Company intended to enforce its patents. The litigation also involves Toyota Motor Sales U.S.A., Inc. and Toyota Motor Corporation ("Toyota") in view of the use of MBI batteries in Toyota electric vehicles which have been imported into California for fleet testing.

       The Company is charging MBI and Toyota with infringement of the '822 Patent and is seeking injunctive relief and damages.

       Management of the Company believes that the allegations of MBI are without merit.

Item 6.  Exhibits and Reports on Form 8-K.

            A.   Exhibits

                 27 Financial Data Schedule


            B.   Reports on Form 8-K

                 The Company filed the following reports on Form 8-K:

                 - Report on Form 8-K, dated January 4, 1996, under Item 5. Other Events, reporting a license agreement between APIC and Ovonic Battery, portions of which were filed confidentially pursuant to Rule 24b-2.

                 - Report on Form 8-K, dated January 11, 1996, as amended on January 18, 1996, under Item 5. Other Events, attaching as an exhibit, a Placement Agreement in connection with its January 1996 limited public offering.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Energy Conversion Devices, Inc.
                                       ----------------------------------
                                       (Registrant)



                                 By:   /s/ Nancy M. Bacon
                                       ----------------------------------
                                       Nancy M. Bacon
                                       Senior Vice President - Government
Date: May 15, 1996                     Contracts and International Projects



                                 By:   /s/ Kenneth A. Pullis
                                       ------------------------------------
                                       Kenneth A. Pullis
                                       Acting Chief Financial Officer
Date: May 15, 1996                     and Treasurer



                                 By:   /s/ Stanford R. Ovshinsky
                                       ------------------------------------
                                       Stanford R. Ovshinsky
Date: May 15, 1996                     President and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------
    27                               FINANCIAL DATA SCHEDULE