Form 10-K405/A
period 1995-06-30
ENERGY CONVERSION DEVICES INC
filed 1996-09-26
CIK 32878

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     FOR THE FISCAL YEAR ENDED JUNE 30, 1995
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

COMMISSION FILE NUMBER 1-8403
                       ------

                        ENERGY CONVERSION DEVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                             38-1749884
      (State or Other Jurisdiction                (I.R.S. Employer
   of Incorporation or Organization)           Identification Number)
  1675 WEST MAPLE ROAD, TROY, MICHIGAN                 48084
(Address of Principal Executive Offices)            (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 280-1900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, $.01 PAR VALUE PER SHARE
                 ------------------------------------------
                              (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES  X                  NO
                           -----                  -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X].

     THE AGGREGATE MARKET VALUE OF STOCK HELD BY NON-AFFILIATES (BASED UPON THE LAST SALE PRICE OF SUCH STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON AUGUST 31, 1995) WAS APPROXIMATELY $129 MILLION. AS OF AUGUST 31, 1995, THERE WERE 219,913 SHARES OF THE COMPANY'S CLASS A COMMON STOCK AND 8,188,685 SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

  ITEM 1: BUSINESS
                                    OVERVIEW

       Energy Conversion Devices, Inc. (the "Company") is a leader in the synthesis of new materials and the development of advanced production technology and innovative products. The Company was founded in 1960 by Stanford R. Ovshinsky and Iris M. Ovshinsky. Under the direction of Stanford R. Ovshinsky, principal inventor, the Company has pioneered the development of products and production technology based on amorphous and related materials, with an emphasis on alternative energy and advanced information technologies. Unlike the ordered, three-dimensional arrays found in crystalline materials, the Company's proprietary synthetic materials Ovonic materials are designed to exploit unique properties that result from engineered chemical and structural disorder. The chemical and structural composition of Ovonic materials makes possible the development and commercialization of new products with unique chemical, electrical, mechanical and optical properties and superior performance characteristics.

       The Company has used an integrated approach to product development since its inception that seeks to minimize the customary barriers between research and development, production design and product planning. The Company's thrust has been developing products that have technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company is currently engaged in manufacturing and selling its proprietary products through joint ventures and licensing arrangements as well as through its own internal production operations. The Company is also continuing its research and development efforts, largely funded through contracts with U.S. Government agencies and the United States Advanced Battery Consortium ("USABC"), to broaden and build upon its product and technological base.

       The Company has established a multidisciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect its technology and maintains an extensive patent portfolio consisting currently of 328 issued United States patents and 802 foreign counterparts. The patent portfolio includes numerous basic and fundamental patents covering amorphous and related materials as well as patents covering products and production technologies.

       The Company conducts its battery business through its 97%-owned subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"). The Company has also formed three joint ventures in the field of alternative energy, GM Ovonic L.L.C. ("GM Ovonic"), United Solar Systems Corp. ("United Solar") and Sovlux. GM Ovonic was established to manufacture and commercialize Ovonic nickel metal-hydride ("Ni-MH") batteries for electric vehicle ("EV") applications. The Company's Ovonic Battery subsidiary owns a 40% equity interest in GM Ovonic and General Motors Corporation ("General Motors") owns a 60% equity interest. The Company and Canon Inc. of Japan ("Canon") each own a 49.98% equity interest in United Solar, a joint venture formed for the continued development, manufacture and sale of photovoltaic ("solar energy") products under license from the Company. Mrs. Haru Reischauer, a director of both the Company and United Solar, owns the balance of the outstanding shares of United Solar. The
  Company also owns a 50% equity interest in Sovlux, a joint venture with Scientific and Industrial Enterprise Kvant ("Kvant"), a leading energy company in Russia. Sovlux was established to manufacture licensed photovoltaic products and batteries in Russia for worldwide sales.

       In the field of information processing technology, the Company's Ovonic phase-change erasable optical memory technology is rapidly becoming the international choice of major optical disk manufacturers. The Company's licensees in this area include Matsushita Electric Industrial Co., Ltd. ("Matsushita"), Toshiba Corporation ("Toshiba"), Asahi Chemical Industry Co., Ltd. ("Asahi"), Hitachi, Ltd. ("Hitachi"), Plasmon Limited ("Plasmon"), Sony Corporation ("Sony"), International Business Machines Corporation ("IBM") and Toray Industries, Inc. ("Toray").

       The Company's MicrOvonic electrical memories are being prepared for production in collaboration with Micron Technology, Inc. ("Micron"), the largest DRAM manufacturer in the United States. In September 1994, the Company entered into a royalty-bearing license agreement with Micron. The MicrOvonic thin-film semiconductor memory technology has a wide variety of applications and is intended to replace conventional DRAM, SRAM and flash EEPROM memory devices.

       The Company has also entered into a variety of other strategic alliances and license agreements for the commercialization of its technologies.


                              Company Structure

                            _________ECD_________
                            |         |         |
                            |         |         |
                            |         |         |
                          Sovlux      |    United Solar
                            50%       |       49.98%
                                      |
                                      |
                                   Ovonic
                                   Battery_______
                                     97%        |
                                                |
                                                |
                                             GM Ovonic
                                                40%


       Certain technical terms used herein are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this Item 1 on page 17.

                                MAJOR BUSINESSES

       The Company has invented and developed Ovonic materials, products and production technology for use in the fields of energy, information and synthetic materials. The Company's goals have been to develop unique and proprietary cost-effective products to address important environmental, energy and new materials needs.

  ENERGY GENERATION AND STORAGE.

       Energy activities, specifically in the areas of rechargeable batteries and photovoltaic systems, represent a major element of the Company's business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. The Company's battery and photovoltaic technologies are gaining worldwide recognition, particularly in light of recent concerns about air pollution, global warming, ozone layer depletion, dependence on imported oil and related concerns involving international stability, balance of payments and economic development.

       RECHARGEABLE BATTERIES. The Company's Ovonic Battery subsidiary has developed a proprietary Ni-MH battery technology using Ovonic materials which has achieved recognition by major battery manufacturers throughout the world. The Company believes that all Ni-MH batteries are covered by the Company's basic patents. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic Ni-MH batteries, with 36 issued United States patents and 180 foreign counterparts. Numerous United States and foreign patent applications are in various stages of preparation and prosecution.

       The Ovonic Ni-MH batteries are being manufactured and sold throughout the world under licensing and joint venture arrangements. Ovonic Battery is also in volume production of the Ni-MH battery negative electrode for sale to its licensees and its GM Ovonic joint venture.

       Ovonic Ni-MH batteries store over twice as much energy as standard nickel cadmium ("Ni-Cd") or lead acid batteries of equivalent weight. In addition, Ovonic Ni-MH batteries have high power, long cycle life, no memory effect and are maintenance free. Moreover, Ovonic Ni-MH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic Ni-MH batteries can be made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics, power tools, utility applications, electric vehicles, including electric two- and three-wheeled vehicles, and industrial batteries.

       During the fiscal year ended June 30, 1995, Ovonic Battery produced negative electrodes for sale to certain licensees for assembly into complete batteries for consumer and EV applications and has doubled its production capacity of electrodes and hydride materials. It is continuing to expand its production capabilities. Additionally, Ovonic Battery is producing batteries for EV applications engineered and designed for volume production. The Ovonic Ni-MH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries.

  Ovonic Battery continues to further improve the performance characteristics of its Ovonic Ni-MH batteries.

       Ovonic Battery is currently focusing on three principal battery markets: rechargeable batteries for portable electronics and consumer applications, electric vehicle batteries and batteries for the propulsion of two- and three-wheeled vehicles. These batteries can also serve industrial applications such as energy storage for remote power generation and battery-operated material handling and industrial equipment.

       RECHARGEABLE PORTABLE ELECTRONICS AND CONSUMER BATTERIES. The need for high energy density storage batteries has continued to grow in recent years. The push toward portable electronic products such as cellular telephones, portable computers and cordless tools has created a large market for rechargeable batteries and has fueled research to investigate new, even higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic Ni-MH batteries have achieved an energy density of 80 watt-hours/kilogram, with the potential for substantial further improvements.

       Ovonic Ni-MH batteries offer a convenient "drop in" replacement for Ni-Cd batteries in portable electronic and household appliances. Consumer and governmental awareness that cadmium from Ni-Cd batteries represents a serious health problem has begun to drive the industry away from Ni-Cd batteries. The desire of the battery industry to be cadmium-free is also a major factor in the growing interest in Ovonic Ni-MH batteries.

       Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Ovonic Battery's proprietary battery technology has been licensed for consumer battery applications to Hitachi Maxell, Ltd. of Japan ("Hitachi Maxell"); Samsung Electronics Co., Ltd. ("Samsung"), a large electronic equipment manufacturer in Korea; Sylva Industries, Ltd. in Hong Kong ("Sylva"), one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG ("Varta"), Europe's largest battery company; Sovlux, the Company's joint venture in Russia; Harding Energy Systems Inc. ("Harding"); Eveready Battery Company, Inc. ("Eveready") (formerly Gates Energy Products, Inc.), the largest United States rechargeable consumer battery company; Walsin Technology Corporation ("Walsin"), a large Taiwanese company; and a leading Japanese battery company pursuant to a confidential licensing arrangement. In addition, the Ovonic battery technology is being used in consumer battery applications by three consumer battery manufacturers based in Japan. Ovonic consumer batteries are in volume production by most of these companies.

       ELECTRIC VEHICLE BATTERIES. The strategic importance of EVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global warming, ozone layer depletion and dependence on oil. To address some of these concerns, California has adopted regulations requiring 2% of all automobiles sold in 1998 be zero emission vehicles. This required percentage of zero emission vehicles is to increase to 10% by 2003. Similar proposed regulations are under consideration by other states. EVs are considered to be the only practical form of zero emission vehicle.

       Independent of regulations, several major automobile manufacturers have active programs underway for the development of EVs. Since Ovonic Ni-MH battery technology provides two to two-and-a-half times the range as the same mass of lead acid batteries, several major automobile manufacturers are using Ovonic Ni-MH battery technology as they prepare to commercialize and market EVs.

       GM OVONIC. In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, to manufacture and sell Ovonic Battery's proprietary Ni-MH batteries for EV applications to all EV manufacturers on a worldwide basis. GM Ovonic is owned 40% by Ovonic Battery and 60% by General Motors. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic Ni-MH battery technology to the joint venture.
  General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries. The management team has been formed and facility design and preparation and equipment procurement for GM Ovonic are under way to move the Ovonic Ni-MH battery technology to the EV marketplace.

       The GM Ovonic manufacturing plant in Dayton, Ohio is being readied and is scheduled to begin production during the first half of 1996. GM Ovonic is currently conducting pre-production and production scale-up engineering activities at a manufacturing facility in Troy, Michigan. In parallel, Ovonic Battery has been producing a small quantity of batteries which have been sold to GM Ovonic for installation in various vehicles.

       Stanford R. Ovshinsky and Robert C. Stempel, former Chairman and Chief Executive Officer of General Motors, serve as Ovonic Battery's representatives on the five-member Board of Managers of GM Ovonic. Mr. Stempel serves as senior technical and business advisor to Mr. Ovshinsky and is technical consultant to General Motors for electric vehicles and batteries.

       OTHER EV BUSINESS AGREEMENTS. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of EV batteries and related products outside of the United States with Hyundai Motor Co., Ltd. of Korea ("Hyundai"), Varta, Sovlux, the Company's joint venture in Russia, and Sylva. Hyundai, Sylva and Sovlux have restricted rights to sell EV batteries in North America. Varta's license includes the right to manufacture EV batteries subject to certain limitations and restrictions on manufacturing in North America. Ovonic Battery continues to provide EV batteries for testing to major automobile manufacturers worldwide as they prepare to commercialize and market EVs.

       USABC, a partnership among Ford Motor Company, General Motors and Chrysler Corporation, with funding participation from the United States Department of Energy ("DOE") and the Electric Power Research Institute,
  was formed in 1991 to develop
  promising battery technologies for EVs.  In May 1992, Ovonic Battery was
  awarded a three-year, $18.5 million   cost-sharing contract by USABC for
  development of a "mid-term" Ni-MH battery for EVs. In April 1993, Ovonic Battery received an additional $1.4 million purchase order from USABC for the supply of prototype batteries for installation in EVs. In August 1994, Ovonic Battery was awarded an additional $5.5 million cost-sharing contract to continue its development efforts by working on advanced materials and battery design for further improving battery performance characteristics and reducing battery cost.

       Ovonic Battery believes it has the only battery technology with the capability to meet or exceed the USABC's "mid-term" goals for EV battery performance. Ovonic Battery has been designing and building cells and modules for independent evaluation by USABC as well as testing advanced prototype batteries with favorable results.


CHARACTERISTIC      USABC MID-TERM        CURRENT OVONIC        ADVANCED BATTERY
- --------------      MAJOR TECHNICAL       PERFORMANCE(1)        PERFORMANCE(2)
                    GOALS                 --------------        ----------------
                    --------------------
Energy Density      80 watt-hours/kg.     75-80 watt-hours/kg.    85-90 watt-hours/kg.

Power Density       150 watts/kg.         180 watts/kg.           > 200 watts/kg.

Cycle Life          600 cycles            600 cycles              1000 cycles

Life                5 years               10 years                10 years

100% Recharge Time  6 hours or less       1 hour (60% in 15       1 hour (60% in 15
Time                                      minutes)                minutes)


       ----------------------------

  (1) Indicates independently verified performance with the exception of life, which is projected based on cycle life results and history of small portable batteries using the same materials and manufacturing process. Based on this battery performance, a purpose-built EV achieves:

                 _    More than 200 miles on a single charge
                 _    0 to 60 mph acceleration in 8 seconds
                 _    Battery lifetime equal to the life of the vehicle
                 _    Battery quick charge to 60% of its capacity in 15 minutes


        Moreover, the Ovonic Ni-MH battery is robust, maintenance free and free of lead, cadmium and other environmentally hazardous substances.

(2) Indicates performance already achieved on a prototype level at Ovonic Battery. For example, commercial products of Ovonic Battery licensees in small portable batteries have achieved an energy density as high as 80 watt-hours/kilogram. Prototype batteries of advanced design have demonstrated performance characteristics that satisfy or exceed individual USABC mid-term goals. Optimization of all performance characteristics within a particular cell design is an ongoing activity. With respect to energy density, Ovonic Battery believes that significant potential for even higher performance exists. Based on laboratory measurements of advanced materials, optimized construction and designs, Ovonic Battery projects that energy density can be improved to as high as 120-150 watt-hours/kilogram.

     In late 1993, a watershed event occurred when a General Motors' Impact vehicle powered by Ovonic batteries travelled 201 miles on a single charge.

     In March 1994, a Solectria electric vehicle powered by Ovonic batteries won the electric stock-car race at the Arizona Public Service Electric 500 held in Phoenix, Arizona. In June 1994, an Ovonic battery-powered Solectria won first place and achieved the most distance covered, 214 miles, on a single charge in the American Commuter category of the 1994 Tour de Sol, a race of 48 electric and solar vehicles.

     In May 1995, a four-passenger electric car, the Solectria Sunrise, powered by Ovonic Ni-MH batteries, set a record for distance travelled on a single charge 238 MILES in mixed city/highway driving conditions.

     TWO- AND THREE-WHEELED VEHICLES. Ovonic Battery has installed Ovonic Ni-MH batteries in scooters converted to electric power and successfully demonstrated the application of its battery for two-wheeled electric vehicles. Ovonic Battery considers two- and three-wheeled electric vehicles a potential large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, including India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic batteries should improve the acute air pollution problems in these regions caused by conventional two- and three-wheeled vehicles.

     In June 1994, the Company entered into a letter agreement with Sanoh Industrial Co., Ltd. ("Sanoh"), which provides for a royalty-bearing license for the manufacture of Ovonic Ni-MH batteries for the propulsion of motorcycles, motorscooters, bicycles and mopeds.

     In March 1995, the Company entered into a royalty-bearing license agreement with Walsin granting Walsin the right to manufacture and sell Ovonic Ni-MH batteries for two- and three-wheeled vehicles.

     PHOTOVOLTAICS.   Photovoltaic (PV) systems provide a clean and simple
solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. The Company and its American joint venture, United Solar, are leaders in thin-film amorphous photovoltaic technology. They have pioneered a unique approach to the manufacture of photovoltaic products that result in photovoltaic products that are substantially lighter and more rugged than other photovoltaic technologies, require much less energy to produce and in high volume can be produced at significantly lower cost than is attainable with other products. The Company's proprietary position in photovoltaics ranges from the invention of materials and the development of products to the design and manufacture of production equipment. The Company and United Solar have more than 150 U.S. patents and their accomplishments have been recognized throughout the world.

     Crystalline silicon was the original materials technology used by the photovoltaic industry. First widely used in earth satellites, conventional crystalline silicon solar cells are fabricated in a step-and-repeat, batch process from small wafers of single crystal or polycrystalline silicon semiconductor materials. Notwithstanding the substantial advances that have been made in the development of this technology, the cost of crystalline photovoltaic modules still is high because of high materials costs and because many processing steps are needed to manufacture the modules. Crystalline silicon solar cell modules also are bulky and break easily.

     The Company has developed technology to reduce the material cost in a solar cell using the Company's proprietary thin film, vapor-deposited amorphous silicon alloy materials. Amorphous silicon (a-Si) absorbs light more efficiently than its crystalline counterpart so the a-Si solar cell thickness can be 50 to 100 times less, thereby significantly reducing material cost. Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy-conversion efficiency of the multi-cell device and improves performance stability.

     The Company and its United Solar joint venture hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory ("NREL"). Conversion efficiency is the percentage of sunlight that is converted into electricity. In January 1994, the DOE and United Solar announced that United Solar had set a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterizes as a major breakthrough.

     To further reduce the manufacturing cost of photovoltaic modules, the Company has pioneered the development of a proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is typically a half-mile long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach that the Company has pioneered is unique in the industry and has important implications for the manufacture of semiconductor devices other than solar cells.

     The Company's photovoltaic cells are substantially lighter and more rugged than other photovoltaic technologies and require much less energy to produce than conventional crystalline solar cells. Moreover, the Company believes that in high-volume production its photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels. The Company and United Solar have also developed unique products for the building industry such as PV shingles and metal roofing products to emulate conventional roofing materials in form, construction, function and installation. The importance of these products for the building industry has been recognized both domestically and abroad. The Company believes that the market for PV roofing products represents an important opportunity for large-volume production and sale to the building industry.

     The Company has formed two joint ventures to manufacture photovoltaic modules and systems and to sell them throughout the world.

     In 1990, the Company and Canon formed United Solar for the continued development, manufacture and sale of Ovonic solar cells under license from the Company. United Solar is owned 49.98% by the Company and 49.98% by Canon. Canon has invested $50,000,000 in United Solar.

     The Company and United Solar have been producing a variety of PV products and selling PV modules and systems throughout the world. United Solar presently has a 1.5 megawatt ("MW") facility in Troy, Michigan, where it manufactures products for marine applications, remote power applications, PV powered lighting systems and grid integrated systems.

     United Solar plans to upgrade and more than triple its production capacity. United Solar has placed an $8 million order with the Company for the new machinery and equipment, planned to be operational in mid 1996, which will incorporate the 10.2% world record technology for stabilized energy conversion efficiency and will have annual production capacity of photovoltaic cells capable of producing 5MW of electricity .

     Also in 1990, the Company formed a joint venture, Sovlux, with Kvant, a leading energy company in Russia, to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company and 50% by Kvant. In 1990, Kvant entered into machine-building contracts with the Company for the construction of photovoltaic manufacturing equipment and battery equipment. The Company has completed these machines and shipped them to Kvant. The machines have been installed in Sovlux's plant in Moscow. The joint venture arrangements provide that Kvant contribute this equipment to the joint venture in exchange for its 50% ownership interest. The Company's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. To date, Sovlux has conducted pre-production activities consisting of further manufacturing plant preparation and machinery optimization. In June 1995, Kvant received a $550,000 subcontract from NREL for "U.S./Russian Collaboration for Development and Commercialization of Photovoltaic Products," a seven-month program to complete the start-up of pre-commercial operations of the 2MW Sovlux plant in Moscow.

     In 1990, the Company completed a three-year research contract administered by the DOE's Solar Energy Research Institute ("SERI"), the predecessor of NREL, aimed at further development of high efficiency amorphous silicon-based alloy thin-film solar cells. Triple-cell devices were fabricated in this research program with an initial active-area conversion efficiency of 13.7%, the highest efficiency reported to date for any thin-film amorphous solar cell. In January 1991, a new three-year SERI research contract, focused on development of stable, high-efficiency amorphous silicon triple-cell modules, was awarded to United Solar. In April and July 1992, the Company was awarded two cost-sharing research contracts for a total of $10.9 million to further improve photovoltaic manufacturing technologies and utility module design and demonstration from SERI's successor, NREL.

     In September 1993, the Company was awarded a three-year, approximately $9.2 million cost-sharing contract by the DOE for the development and demonstration of photovoltaic systems to be used in roof-top construction in lieu of shingles and other roofing materials. In connection with the DOE agreement, the Company is working with a multi-disciplinary team of industry participants to facilitate the use of solar roofing materials by the building industry. Other key members of the team include United Solar, the National Association of Home Builders Research Center, Detroit Edison Company, Arizona Public Service Company and Minoru Yamasaki Associates, an international architectural firm. The roof-top photovoltaic arrays will be architecturally integrated into building structures to replace building or other roofing materials. The roof-top arrays are being designed to be installed directly into a standard residential wood roof structure without the need for additional structural support. All technology developed under the DOE agreement will be made available to United Solar. The building industry offers a large opportunity for PV applications. The Company believes that the PV roofing products represent an important opportunity for large-volume production and sale to the building industry.

     In July 1994, the Company was awarded a $3 million cost-sharing contract for research and development for high-efficiency photovoltaics by NREL.

     OTHER ENERGY TECHNOLOGIES. In November 1993, the Company was awarded a $250,000, one-year contract by NREL to develop bulk processing technology to scale-up the Company's previously developed thin-film alloys for thermally activated hydrogen storage.

     In April 1994, the Company was awarded a $100,000 Phase I Small Business Innovation Research ("SBIR") contract by the Advanced Research Projects Agency to develop improved metal hydrides for thermally activated energy storage in unmanned undersea vehicles and land electric vehicles. A two-year Phase II SBIR contract in the amount of $750,000 for this project was awarded to the Company in June 1995.

     In May 1994, the Company was awarded a $50,000, six-month grant by the Department of Defense ("DOD") to use thin film microwave deposition techniques to develop new alloys to be used in high-efficiency thermoelectric devices. In July 1995, the Company was awarded a $500,000 Phase II, two-year grant by the DOD to continue the developments achieved in the Phase I program.

INFORMATION TECHNOLOGIES.

     The Company has developed a number of key technologies in the fields of information processing, storage and displays. In the past, products have been developed by the Company for data input (image scanners); data output (copier and laser printer drums); data display (active matrix flat panel displays); and data storage (optical and semiconductor memory devices).

     OPTICAL MEMORY. The Company is the originator of the high data density phase-change erasable (PCE) optical memory disc technology. The Company's Ovonic PCE optical memory stores many times the amount of data as fast as a conventional rigid magnetic disc of the same size, in a convenient, removable disc format. The Company has licensed its optical memory technology to Matsushita, Toshiba, Plasmon, Asahi, Hitachi, Sony, Toray and IBM.

     The Company's lead licensee in optical memories, Matsushita, is working to make the Ovonic PCE optical memory the international standard. Matsushita introduced under its Panasonic brand name a dual function disk drive in mid 1995. This dual function disk drive ("PD") uses the Ovonic optical phase change technology licensed to Matsushita. The Matsushita drive can read conventional CD-ROM disks now widely used for software distribution and multimedia applications as well as read and write large capacity phase change optical memory disks. Many of the Company's optical memory technology licensees have announced they will also be making PD drives and storage media, and several have begun commercial sales. The products being sold by the Company's licensees have been met with enthusiastic industry and consumer acceptance.

     In January 1994, the Company announced that it will be working with Polaroid Corporation ("Polaroid") to develop low-cost, high storage capacity removable optical memory media for use in electronic photography and other imaging applications as well as a wide range of computer data storage applications. The Company has granted Polaroid worldwide exclusive rights to the Company's proprietary optical memory materials to produce Ovonic phase change media on substrates manufactured by low-cost continuous web embossing processes.

     NON-VOLATILE SEMICONDUCTOR MEMORY. The Company, on the basis of its pioneering technology, developed the first non-volatile semiconductor memory, the Ovonic EEPROM, for computer data storage in the 1960s. The Company has advanced and extended that early work and is now developing in collaboration with Micron a proprietary family of new high performance non-volatile semiconductor memory MicrOvonic Memory and information processing devices.
This technology is designed to provide non-volatile computer data storage with the speed of current, volatile DRAM semiconductor system memory as well as to decrease the cost of production. The technology also offers an opportunity to develop new, fast computer architectures that eliminate the data transfer bottlenecks caused by the current computer memory hierarchy. The Ovonic memory can, in a single layer, replace the multiple memory layers which are used in today's personal computers. Another application of the technology is intended for use in the rapidly growing flash EEPROM market. Flash EEPROMs are used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Still another application of the Company's non-volatile semiconductor memory technology can provide a basis for practical, highly complex, three dimensional neural network systems for use in advanced artificial intelligence and speech and image pattern recognition.

     In September 1994, the Company entered into an exclusive, royalty-bearing, worldwide license agreement with Micron. Under this agreement, Micron has the right to use the Company's patents applicable to non-volatile thin-film memory technology. The principal subsidiary of Micron is Micron Semiconductor Inc., the largest DRAM manufacturing company in the United States, which manufactures and markets DRAM and SRAM semiconductor memory devices and other semiconductor products. Micron does not have the right to license, assign, or sublicense the Company's semiconductor technology to any other third party.

     The Company entered into a $2 million, cost-sharing Subcontract Agreement with Micron in July 1995 under Micron's Advanced Research Projects Agency Prime Contract to perform research into advanced SRAM technology.

     While the Company licensed its previous flat panel display and image processing technology to its former subsidiary, OIS Optical Imaging Systems, Inc. ("OIS"), the Company intends to continue its activities in this field employing new technology.

SYNTHETIC MATERIALS.

     The Company has developed a new low-cost, transparent vapor barrier coating for flexible plastic beverage containers and packaging films. The Company has also developed and demonstrated manufacturing technology and processes for depositing these coatings with cost-effective, roll-to-roll continuous production. The Company's vapor barrier coating technology is environmentally friendly and can be used to extend the shelf life of food, beverages, pharmaceutical and other types of sensitive commercial products. The vapor barrier coating production process deposits an amorphous film that significantly improves the barrier properties of commodity polymer films.

     The Company has supplied samples of its proprietary low pressure microwave deposited vapor barrier coatings on various polymer films to numerous major international packaging corporations. The Company is engaged in business discussions and negotiations with these packaging corporations.

     In December 1994, the Company entered into a definitive license agreement with Hirano Tecseed Co., Ltd. ("Hirano") under which Hirano received a royalty-bearing license to make in Japan and sell in Japan and Asia low pressure microwave equipment for depositing the Company's clear coat films onto webs of substrate material. Pursuant to this agreement, the Company received an up-front licensing fee in the form of the transfer of ownership to the Company of a vapor barrier coating machine.

     The Company also acquired a nonexclusive, royalty-free license from its former subsidiary, Ovonic Synthetic Materials Company, Inc. ("OSMC"), to make, use and sell products using clear coating and superconductivity technologies previously licensed to OSMC.

               MACHINE DIVISION AND CENTRAL ANALYTICAL LABORATORY

     The Machine Division operates as a profit center for the Company's machine-building and engineering activities. It has extensive experience in designing and building proprietary automated production equipment and has designed and built for the Company and its licensees five generations of photovoltaic production lines, as well as research, development and manufacturing equipment for batteries, vapor barrier coating and other materials technology. The Machine Division has designed and is currently building the new 5MW machinery and equipment ordered by United Solar.

     The Company's Central Analytical Laboratory conducts analysis of materials produced by the Company and its joint venture partners and licensees as well as materials produced by other companies. The Company also maintains an advanced materials technology group that supports the efforts of each of the Company's business areas.

                            RESEARCH AND DEVELOPMENT

     The nature of the Company's business has required, and will continue to require, the necessary expenditures for research and development to support the commercial activities of the Company. Increasingly, such funds have been forthcoming from United States government agencies, the USABC and the Company's licensees. The materials, production technologies and products being developed and produced by the Company, Ovonic Battery and the Company's joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

     The following is a summary of the Company's consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 1995. Information for OSMC is included through June 30, 1992. All of the Company's research and development costs are expensed as incurred.


                     Research and Development Expenditures



                      1995        1994        1993        1992        1991
                  -----------  ----------  ----------  ----------  ----------
                     (Restated)
   Sponsored       $9,154,263  $6,927,883  $5,306,030  $2,360,632  $2,278,564
   by  Licensees
   and  Government
   Agencies

   Sponsored by
   the Company      2,808,219*  1,357,341   1,958,328   3,689,073   2,307,325
                  -----------  ----------  ----------  ----------  ----------

                  $11,962,482  $8,285,224  $7,264,358  $6,049,705  $4,585,889
                  ===========  ==========  ==========  ==========  ==========



* Includes product development expenses related to the Company's Microelectronics program which currently receives $125,000 per month from Micron in connection with the September 1994 license agreement (accordingly net Company-sponsored R&D is less than $1 million).

                  SOURCES AND AVAILABILITY OF RAW MATERIALS

     Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on the Company's manufacturing operations.

                         PATENTS AND PROPRIETARY RIGHTS

     Since its founding in 1960, the Company's research and development efforts have focused on amorphous and related materials. The Company has established a multidisciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect carefully those activities. The Company's extensive patent portfolio consists of 328 United States patents and 802 foreign counterparts. The Company's patent portfolio includes numerous basic and fundamental patents applicable to the field of amorphous and related materials. The Company invents not only materials but also develops low-cost production technologies and high-performance products. The Company's patents therefore cover not only materials but also the production technology and products developed by the Company.

     The Company believes that worldwide patent protection is important for it to compete effectively in the marketplace. The Company's patents have not, however, been tested judicially. See "Item 3: Legal Proceedings" on page 20 of this Report. No assurance can accordingly be given as to either the validity or scope of the patent protection.

                           CONCENTRATION OF REVENUES

     See Note B of the Notes to Consolidated Financial Statements on page 47 of this Report.

                                    BACKLOG

     The Company has a $6.3 million backlog of orders as of August 31, 1995 in battery packs and electrodes and machine-building contracts. The backlog at September 30, 1994 was $6.3 million. The Company expects to fill all of its current backlog within the current fiscal year.

                                  COMPETITION

     The principal competitive advantages of the Company include its products, production technology, extensive patent portfolio, inventions and research and development activities. In the areas of consumer rechargeable batteries, EV batteries, photovoltaics and information technologies, the Company has entered into joint venture or licensing agreements with established industrial companies that the Company believes possess the financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies.

     The Company competes with firms, both domestic and foreign, that manufacture and sell products, as well as firms that perform research and development. Some of these firms are among the largest industrial companies in the world and have well-established product lines, extensive resources and large research and development staffs and facilities.

     The Company is currently engaged in manufacturing and selling its proprietary products through joint ventures and licensing arrangements, as well as through its own internal production operations. The ability of the Company to maintain its competitive leadership in the future will depend not only on continuing product and technological advances but also on the strength and ability of the Company's licensees and joint venture partners.

                                   EMPLOYEES

     As of August 31, 1995, the Company had a total of 278 employees, including 130 full-time Ovonic Battery employees. The aforementioned numbers do not include employees of the Company's joint ventures or licensees. The Company considers its relations with its employees to be excellent.

                         GLOSSARY OF TECHNICAL TERMS

     Certain technical terms used herein have the following meanings:

     Amorphous - having an atomic structure that is not periodic.

     Battery Memory Effect - an undesirable phenomenon in Ni-Cd batteries where repeated shallow discharge cycles affect battery performance.

     Clear Coatings - a transparent coating that protects or seals the underlying substrate.

     Crystalline - having a repeating atomic structure in all three dimensions.

     Cycle Life - the number of times a rechargeable battery can be charged and discharged.

     Disordered - lacking order. Order is defined over some scale of length such as short range, intermediate range or long-range and may refer to atomic position (structural order), type of atom (compositional order), or other physical properties such as magnetic and electric polarization and others.

     DRAM (Dynamic Random Access Memory) - a type of semiconductor memory device used for the main system memory in most computers.

     Electrode (battery) - the chemically active portions of a battery.

     Energy Density - the amount of energy stored in a specific volume or weight.

     Flash EEPROM (Electrically Erasable Programmable Read-Only Memory) - a type of semiconductor memory device that retains stored data even with the power off and which is electrically reprogrammable.

     Hydrides - solid materials that store hydrogen.

     Non-Volatile - a property of some types of computer memory which retain stored data even when power is removed.

     Optical Memory - a computer memory technology that uses lasers to record and play back data stored on a rotating disc.

     Ovonic - the term used to describe the Company's proprietary materials, products and technologies.

     PCE (Phase Change Erasable) - an optical memory technology in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material, for example, changes between a crystalline and an amorphous state.

     Photovoltaic (PV) - direct conversion of light into electrical energy.

     Power Density - the amount of power a battery can deliver per unit volume or weight.

     Prismatic Batteries - larger batteries with cases that have rectangular parallel faces.

     Roll-to-Roll Process - a process where a roll of substrate is continuously converted into a roll of product.

     Semiconductor - a class of materials with special electrical properties used to fabricate solar cells, transistors, integrated circuits and other electronic devices.

     SRAM (Static Random Access Memory) - a type of very fast semiconductor memory device.

     Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

     Thin Film - a very thin layer of material formed on a substrate.

     Vapor Permeation Barrier Coating - a coating that prevents the passage of oxygen and water vapor.

ITEM 2: PROPERTIES

     A summary of the principal facilities of the Company and Ovonic Battery follows:


                                   No. Of        Date
                                   Square      Leased Or
           Location                 Feet       Acquired
- ------------------------------  -------------  ---------
The Company:
1675 West Maple Road, Troy, MI  31,550         October 1965

1050 East Square Lake Road,     11,000         August 1981
Bloomfield Township, MI

1621 Northwood, Troy, MI        24,900         January 1991
Ovonic Battery:

1864 Northwood, Troy, MI        12,480         March 1982

1826 Northwood, Troy, MI        12,480         October 1982

1707 Northwood, Troy, MI        27,400         October 1992

1334 Maplelawn, Troy, MI        28,100         December 1994
                                ------

       TOTAL                   147,910
                               =======

     The foregoing properties, which are generally of brick and block construction, are devoted primarily to the product development, pre-production and production activities and administrative and other operations of the Company and Ovonic Battery. The Company's Bloomfield Township facility is currently leased to a third party on a month-to-month basis as an educational facility with the Company retaining rights to use this facility. Management believes that the above facilities are generally adequate for present operations.

     The Company and Ovonic Battery utilize their substantial amount of testing, analytical, research and development and production equipment in their operations. During the fiscal year ended June 30, 1995, the Company and Ovonic Battery purchased approximately $1.1 million of equipment, excluding additional equipment which was leased from Financing for Science International during the year ended June 30, 1995. The testing, analytical and research and development equipment used in the Company's and Ovonic Battery's development programs are being fully utilized.

ITEM 3: LEGAL PROCEEDINGS

     On August 8, 1994, Ovonic Battery filed an action with the United States International Trade Commission ("ITC") seeking an order halting the importation into the United States of Ni-MH batteries made by three consumer battery manufacturers based upon Ovonic Battery's United States Patent #4,623,597 covering Ovonic Battery's proprietary technology for Ni-MH batteries (the "'597 Patent"). In December 1994 and January 1995, the three consumer battery manufacturers entered into agreements with the Company and Ovonic Battery amicably settling the differences which led to the ITC action and paving the road for future cooperation in the further development of Ni-MH batteries.

     On June 30, 1995, SAFT America, Inc. ("SAFT") filed a complaint in the Federal District Court for the District of Delaware naming Ovonic Battery, subsequently amended to name the Company, as defendants and asking that the Court invalidate Ovonic Battery's '597 Patent and declare that SAFT has not infringed the '597 Patent.

     According to the complaint and amended complaint filed by SAFT, this action was a defensive measure on the part of SAFT for the purpose of avoiding a possible action by the Company and Ovonic Battery involving SAFT in the ITC.

     On September 15, 1995, the Company and Ovonic Battery filed counterclaims against SAFT, its parent SAFT, S.A., and related companies or entities Societe de Services de Propriete Industrielle, Agence Nationale de Valorisation de Recherche, GS-SAFT and Japan Storage Battery Company, Inc. (the
"Counterdefendants").

     The Company and Ovonic Battery claim that one or more of the Counterdefendants (i) infringe Ovonic Battery's '597 Patent as well as two additional Ovonic Battery patents, (ii) breached confidential agreements made with the Company and Ovonic Battery, (iii) breached fiduciary duties owed to the Company and Ovonic Battery, (v) are guilty of common law unfair competition and (vi) violated the Lanham Act.

     Management of the Company and Ovonic Battery believe that the allegations of SAFT are without merit. The Company and Ovonic Battery intend to vigorously defend against the allegations of SAFT and intend to press for the relief sought in their counterclaims asserted against the Counterdefendants.

     There are no other legal proceedings which have arisen in the ordinary course of business which management believes to be material.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on Thursday, April 27, 1995 (the "Meeting"), the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:


                                            For        Withheld
                                       -------------  -----------

              Stanford R. Ovshinsky       12,053,171     484,059
              Iris M. Ovshinsky           12,053,171     484,059
              Ralph F. Leach              12,053,903     483,327
              Jack T. Conway              12,053,903     483,327
              Nancy M. Bacon              12,054,205     483,025
              Hellmut Fritzsche           12,054,205     483,025
              Momoko Ito                  12,054,205     483,025
              Walter J. McCarthy, Jr.     12,054,205     483,025
              Florence I. Metz            12,054,205     483,025
              H. Reischauer               12,054,205     483,025
              N.J. Robfogel               12,054,205     483,025
              S.K. Stynes                 12,054,205     483,025


     It was announced at the Meeting that Mr. Joseph L. Parkinson would not be standing for election as a director, and that he had informed the Board of the Company that, while he will continue to work with the Company, his duties in his new job as President, Chief Executive Officer and Chairman of Integrated Information Technology, Inc. would not permit him to continue as a director of the Company.

     On May 12, 1995, Momoko Ito, a long-time colleague and director of the Company, died. Ms. Ito's invaluable contributions to the Company will be remembered with the greatest appreciation and respect.

     Also approved at the Meeting was the Company's 1995 Non-Qualified Stock Option Plan (with 8,749,836 For; 923,410 Against; 174,304 Abstentions; and 2,689,680 Broker Non-Votes) and the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 1995 (with 12,477,274 For; 35,092 Against; and 24,864 Abstentions).

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of July 24, 1995, shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), began trading on the NASDAQ National Market System under the symbol "ENER." From May 22, 1995 until July 24, 1995, the Company's Common Stock was traded on the NASDAQ SmallCap Market. From December 31, 1993 until May 22, 1995, the shares were traded on the National Association of Securities Dealers OTC Bulletin Board.

     Shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), are not publicly traded.

     As of August 31, 1995, there were approximately 3,000 holders of record of Common Stock and four holders of record of Class A Common Stock.

     The following table sets forth the reported high and low bid quotations for the Company's Common Stock for the following quarters:

                       For the Fiscal Year Ended June 30
                             (in Dollars Per Share)


                            1996             1995            1994
                       High    Low      High      Low     High     Low
                       ----    ---      -----     ---     ----     ---

First Quarter
  through
  September 22,
  1995               $19.375  $15.50  $12.625  $10.625  $12.125  $ 8.625
Second Quarter                        $ 12.25  $  9.75  $10.875  $ 8.125

Third Quarter                         $ 16.50  $11.625  $13.375  $  6.75

Fourth Quarter                        $20.875  $14.625  $14.375  $  9.75


     The above-listed quotations may include inter-dealer prices which may not necessarily represent actual transactions. The Company has paid no cash dividends in the past and no cash dividends are expected to be paid in the near future.

ITEM 6: SELECTED FINANCIAL DATA

     Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).



                                                                               June 30,
                                            ------------------------------------------------------------------------

                                                1995           1994           1993          1992          1991
                                            -----------    ------------   ------------   ------------   ------------
                                            (Restated)*
Revenues:
Product Sales                               $10,298,019    $  7,366,668   $  2,731,342   $  7,038,731   $  8,329,430
Royalties                                     1,205,036         228,630        103,224         35,046         60,111
Revenues from  business agreements           29,297,560      11,533,224      9,248,192      7,166,960      6,576,732
Other                                           543,143         228,853        315,620        381,834      1,268,164
                                            -----------    ------------   ------------   ------------   ------------

      TOTAL REVENUES                         41,343,758      19,357,375     12,398,378     14,622,571     16,234,437
                                            -----------    ------------   ------------   ------------   ------------

Net Income (Loss) from Operations             5,796,184      (4,057,754)    (5,652,422)    (6,439,719)    (4,388,946)

 Interest expense                              (545,738)       (536,059)      (302,876)      (189,768)      (755,457)
 Interest income                                244,722          61,489        109,776        343,146        481,557
 Gain on disposition of investment in OIS            --         536,530        282,861      5,719,801
 Loss on disposition of investment in OSMC           --                                    (1,786,128)
 Adjustment of Contingent Promissory Note            --                                                     (265,000)
 Other non-operating income (net)               110,496         103,138         42,055        174,140
                                            -----------    ------------   ------------   ------------   ------------

Total Other Income (Expense)                   (190,520)        165,098        131,816      4,261,191       (538,900)
                                            -----------    ------------   ------------   ------------   ------------

Net Income (Loss)                           $ 5,605,664    $(3,892,656)   $ (5,520,606)   $(2,178,528)   $(4,927,846)
                                            ===========    ============   ============   ============   ============

Net Income (Loss) per Common Share
 and Common Equivalent Share                $       .63    $      (.51)   $       (.75)   $      (.32)   $      (.78)

Net Income (Loss) per Common Share
 Assuming Full Dilution                     $       .56    $      (.51)   $       (.75)   $      (.32)   $      (.78)

At year end:
 Total Assets                               $23,331,019    $10,494,363      $8,746,932     $7,149,103    $13,397,475
 Long-Term Debt                              $3,012,079     $3,484,234      $3,183,528     $1,267,964     $1,297,537
 Contingent Promissory Note                           -              -              -              -      $4,220,375
 Working Capital (Deficit)                   $9,310,685    $(2,330,209)   $ (3,120,850)   $(1,770,214)   $(4,479,721)
 Stockholders' Equity (Deficit)              $7,899,667    $(4,930,135)   $ (7,500,323)   $(3,292,616)   $(4,022,425)

* See Note L to the financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources

          During the year ended June 30, 1995, the Company had total revenues of $41,344,000. The Company's business strategy to develop and license new products and production technology with third parties generated royalties of $1,205,000 and revenues of $29,298,000. Additionally, product sales were $10,298,000 and other revenue was $543,000.


          The Company had net income for the year ended June 30, 1995 of $5,606,000, primarily due to consumer battery agreements with two consumer battery manufacturers entered into in December 1994, a consumer battery agreement entered into with a third consumer battery manufacturer in January 1995 and an agreement with Walsin (all described below).


          As of June 30, 1995, the Company had unrestricted consolidated cash and cash equivalents of approximately $6,259,000, an increase of approximately $4,143,000 from June 30, 1994. As of June 30, 1995, the Company had consolidated working capital of approximately $9,311,000, compared with a consolidated working capital deficit of $2,330,000 as of June 30, 1994.

          In the year ended June 30, 1995, the Company received
$1,062,000, $1,188,300, $1,727,000 and $1,000,000, respectively, upon the sale of the Company's Common Stock in private placement transactions and through the exercises of warrants and options for the purchase of the Company's Common Stock and the sale of Ovonic Battery stock.

          The Company believes that revenues from licensing of the Company's technology, royalties, product sales and new and existing business agreements, together with cash available, will be sufficient to satisfy current estimates of cash requirements for operations based upon the Company's expectations as to the timing and amounts of such revenue. The Company currently is in negotiations and/or discussions to procure additional revenues and funding through new business, licensing and financing agreements, as well as the private placement of its stock. Although the Company has obtained the necessary revenue and financing in the past, and while there are no assurances that it can do so in the future, the Company believes that it will receive additional revenues and funds from these sources.


          During the year ended June 30, 1995, approximately $1,098,000 cash was provided by operations. The difference between the net income of approximately $5,606,000 and the net cash provided by operations was due to the $3,500,000 license fee from Walsin under the March 1995 license agreement ($2,500,000 received in August 1995 and $1,000,000 to be received in January
1996), the $330,000 recognized in revenue under an amended license agreement with Hitachi Maxell, the $472,000 due from Sylva under the March 1995 amended license agreement as discussed below, and the increase in inventory at June 30, 1995, partially offset by depreciation expenses, stock issued to consultants and directors for services rendered and non-cash compensation in connection with Ovonic Battery's stock option agreement with its Chief Executive Officer. In addition, during this period approximately $1,139,000 of machinery and equipment was purchased or constructed. During the next 12 months, Ovonic Battery plans to purchase approximately $500,000 of machinery and equipment. This equipment is principally for expansion of Ovonic Battery's manufacturing capacity which will be financed by utilizing lease financing arrangements similar to those described below.

          In March 1995, the Company entered into a royalty-bearing license agreement with Walsin, a Taiwanese company, in the field of nickel metal hydride batteries for consumer applications and electric-powered scooters and motorcycles. The agreement provides for total payments of $5,000,000 over a period of time and/or completion of certain events. The Company recognized revenue from license fees of $3,500,000 in the fiscal year ended June 30, 1995, representing payments for the license due from Walsin in August 1995 and January 1996.

          Also in March 1995, the Company entered into an amendment to its license agreement with Sylva. This amendment extends certain additional technology, licenses and technical support to Sylva as well as providing for a reduced royalty rate. In consideration for such additional technology, Sylva will pay Ovonic Battery, over a period of less than two years, total additional license fees of $800,000, with an initial payment of $300,000 received in the year ended June 30, 1995. At June 30,1995, the Company recognized $767,000 in license fees from Sylva, representing the present value of such additional license fees.

          Also in March 1995, the Company entered into an amendment to its license agreement with Hitachi Maxell. As part of this amendment, the Company received from Hitachi Maxell 150 shares of Ovonic Battery common stock (approximately 5%) previously sold to Hitachi Maxell and a $200,000 reduction in the advance royalties previously paid by Hitachi Maxell. Hitachi Maxell received additional technology rights and a reduced royalty rate. The Company recognized a license fee of $330,000 related to this non-cash transaction representing the estimated value of the license granted to Hitachi Maxell.

          In January 1995, the Company received a $7,565,000 order from United Solar for solar cell manufacturing equipment to provide production capacity of solar cells capable of producing 5 MW of electricity. As of June 30, 1995, the Company received advance payments of $3,510,000 on this order and commenced design work and construction on this equipment. In September 1995, United Solar and ECD amended the contract to increase the purchase price to $7,996,000.

          In December 1994, the Company entered into consumer battery agreements with two consumer battery manufacturers in the field of consumer nickel metal hydride batteries. In January 1995, the Company entered into an additional consumer battery agreement with a third consumer battery manufacturer in the same field. Pursuant to the three consumer battery agreements, the Company amicably settled the differences between itself and the three consumer battery manufacturers which had led to the initiation of an action with the ITC in September 1994 seeking an order halting the importation into the United States of nickel metal hydride batteries made by the three companies. The consumer battery agreements dispose of the issues in the ITC action on a mutually acceptable basis and pave the way for future cooperation in the field of consumer nickel metal hydride batteries. The consumer battery agreements entered into in December 1994 provide for nonrefundable payments to the Company totaling $10,000,000 which were received by the Company in December 1994 and January 1995. The consumer battery agreement entered into in January 1995 provides for payment to the Company of up to $5,000,000, starting with a $500,000 nonrefundable payment received in January 1995, and running royalties based on a sliding scale as additional lump sum payments are made under the agreement. All three of these consumer battery agreements provide for future payments based on sales of nickel metal hydride batteries.

          In connection with these settlements, the Company, pursuant to a contingent fee agreement, paid the law firm representing it in the ITC action a contingent fee based on the amounts received by the Company in connection with the settlements, together with reimbursement for out-of-pocket expenses. Additionally, the contingent fee agreement provides that the Company will pay to the law firm a portion (up to a certain limitation or cap based upon an agreed-upon formula) of any future payments received by the Company under the three consumer battery agreements.

          In December 1994, the Company entered into a licensing agreement with Hirano in connection with the Company's vapor barrier coating technology. Pursuant to this agreement, the Company received an up-front licensing fee in the form of the transfer of ownership to the Company of a vapor barrier coating machine. The Company will receive additional consideration in the form of fees paid upon the sale of clear coat equipment by Hirano. In addition, Hirano is required to pay the Company approximately $50,000 semiannually to maintain exclusivity for this license in Japan and to pay the Company for future experiments and sample preparation for Hirano and its customers. Also in December 1994, the Company entered into a sale-and-leaseback transaction with FSI whereby the Company received $1,250,000 on the sale of the vapor barrier coating machine to FSI.

          In September 1994, Micron and the Company entered into a licensing agreement. Under this agreement, Micron has the rights to use the Company's patents applicable to non-volatile thin-film memory technology. The principal subsidiary of Micron, Micron Semiconductor, Inc., is one of the largest DRAM manufacturing company in the United States and manufactures and markets DRAM and SRAM semiconductor memory devices and other semiconductor products. Micron made an initial payment of $250,000 to the Company in September 1994, and is making additional payments during the term of the agreement of $125,000 per month or royalties on sales of licensed products, whichever are greater. Royalties have not yet been recorded.

          In addition to the aforementioned consumer battery agreements, Ovonic Battery has entered into royalty-bearing license agreements with Sanoh, Sylva, a major Japanese battery manufacturer, Hitachi Maxell, Sovlux, Eveready, Varta, Hyundai,
Harding, Daido and Samsung. Sylva, Harding, Varta and the three consumer battery manufacturers are currently in production of Ovonic nickel metal hydride ("Ni-MH") consumer batteries, and Sylva and Harding are currently purchasing battery materials from Ovonic Battery. In connection with the financing arrangements with FSI, Ovonic Battery has assigned all receivables from Sylva purchase orders as additional collateral. After the monthly lease payments are made to FSI, Ovonic Battery receives the balance of the Sylva funds deposited in the FSI account for the month.

          A number of business agreements related to research and development contracts have been entered into by the Company with U.S. government agencies and with industry to develop the Company's products and production technology. The technology developed, together with the applicable patents, are generally owned by the Company. Generally, the agreed-upon fees for these research and development contracts reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation) associated with these projects.

          In May 1992, Ovonic Battery was awarded a contract by USABC for development of a "mid-term" Ni-MH battery for electric vehicles.
The three-year, $18,500,000 cost-sharing contract is being funded by USABC. In June 1994, this contract was amended to cover additional work to be performed by Ovonic Battery under a sixteen-month program. This amendment increased the contract amount by $5,500,000, subject to cost-sharing, for the period from August 1994 through November 30, 1995. Currently, Ovonic Battery receives approximately $280,000 per month from USABC under the August 1994 program. Ovonic Battery is also discussing with USABC an extension to the original contract.

          In April 1992, the Company was awarded a three-year, $8,000,000 cost-sharing contract by NREL to further its development of advanced photovoltaic manufacturing technologies. The Company was subsequently notified that this contract was increased from $8,000,000 to $10,800,000.

          In July 1994, the Company was awarded a three-year, approximately $3,000,000 cost-sharing contract by NREL for development of high, efficiency triple junction amorphous silicon solar cells. At the present time, NREL has funded $600,000 out of its total share of $945,000 this above contract.

          In September 1993, ECD was awarded a three-year, approximately $9,200,000 cost-sharing contract by the DOE for development and demonstration of photovoltaic systems to be used in roof-top construction in lieu of shingles and other roofing materials. The award is part of the DOE's PV:BONUS Program to develop solar cells that do double duty as building components. As of June 30, 1995, the Company had recognized revenue of $2,143,171 for the DOE's portion of Phases I and II. A portion of Phase III of this program had been approved for a $1,337,000 cost-sharing agreement for the period from June 1,

1995 through December 31, 1995. The Company is currently discussing with DOE further funding for Phase III of this program.

          Since October 1992, the Company has entered into third-party leasing transactions with FSI for a total of approximately $7,000,000.
This financing has been used for the acquisition of certain equipment to be used in connection with the USABC contract, for Ovonic Battery's expansion and other equipment including the vapor barrier coating machine sold to and leased back from FSI. The terms of the agreement require repayment over three to five years at interest rates ranging between 5% and 13%. These agreements are secured by a security interest in the USABC and NREL contracts and by Ovonic Battery's equipment.

          For certain leases, the Company typically provides a cash security reserve to FSI in an amount equal to 10% of the acquisition cost of the equipment. These security reserves accrue interest at the rate of 5% which is payable annually to the Company.

          The Company has agreed to purchase certain equipment leased from FSI upon expiration of the lease for 10% of its acquisition cost.
For other equipment, the Company has an option to purchase the equipment for its then fair market value (but no less than 10% nor more than 20% of its acquisition cost), plus any applicable sales, excise or other taxes imposed as a result of such sale.

          While certain USABC, NREL and DOE programs have up to two years remaining, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the USABC, NREL and DOE or other pending programs are not continued beyond the aforementioned periods.

                             Results of Operations

Year Ended June 30, 1995 Compared to Year Ended June 30, 1994


          The Company had net income in the year ended June 30, 1995 of approximately $5,606,000 compared to a net loss of approximately
$3,893,000 for the year ended June 30, 1994. Net income for the year was due principally to the payments received by the Company during the period under three consumer battery agreements entered into in the year ended June 30, 1995, plus agreements with Walsin, Eveready and Micron, and amended agreements with Hitachi Maxell, Varta and Sylva.


          Product sales increased 40% from $7,367,000 in the year ended
June 30, 1994 to $10,298,000 for the year ended June 30, 1995 due to increased machine-building revenues for both the Company and for Ovonic Battery and increased sales by Ovonic Battery of battery packs to GM Ovonic.

          Royalties increased 426% from $229,000 in the year ended June 30, 1994 to $1,205,000 in the year ended June 30, 1995, primarily due to royalties received from the three consumer battery manufacturers and from Varta.

          Revenues from business agreements increased 154% from $11,533,000 in the year ended June 30, 1994 to $29,298,000 in the year ended June
30, 1995 due to the agreements with Micron, Walsin, Hitachi Maxell, Eveready, the three consumer battery manufacturers and increased revenues recognized under agreements with DOE and USABC. (See NOTE B - Notes to Consolidated Financial Statements.)

          The increase in other revenues was due to increased billings in 1995 for services performed by the Company's Machine Division, as well as miscellaneous work performed for Ovonic Battery licensees.

          The increase in cost of revenues from business agreements in the year ended June 30, 1995 compared to the year ended June 30, 1994 was principally due to the payment of the contingent fee made to the law firm representing the Company in the ITC action as well as increased activities in 1995 under the aforementioned agreements with DOE and USABC.

          The increase in cost of product sales from $6,621,000 in the year ended June 30, 1994 to $10,391,000 in the year ended June 30, 1995 was principally due to increased machine-building costs for both the Company and Ovonic Battery, increased cost of sales by Ovonic Battery of battery packs to GM Ovonic and a seven-week plant shutdown due to upgrades in alloy processing equipment at Ovonic Battery which is now completed.


          The increase in product development and research expenses from $2,671,000 in the year ended June 30, 1994 to $4,636,000 in the year ended June 30, 1995 was due to non-cash stock option expense of $500,000 in 1995 and an increase in work performed in the Company's microelectronics research program. This program currently receives $1,500,000 per year from Micron in connection with the September 1994 agreement.


          Patent expenses increased from $173,000 in the year ended June 30, 1994 to $408,000 in the year ended June 30, 1995 as a result of increased patent and maintenance costs in 1995.


          The increase in operating, general and administrative expenses from $5,250,000 in the year ended June 30, 1994 to $6,474,000 in the year ended June 30, 1995 was caused by non-cash stock option expense of $1,100,000 in 1995 and increased legal expenses in 1995 (some of which were associated with the ITC action), an accrual in 1995 for the value of non-cash compensation in connection with Ovonic Battery's option agreement with its Chief Executive Officer, together with costs associated with the transfer of technology and other work for GM Ovonic, partially offset by reductions in other operating, general and administrative expenses.


Year Ended June 30, 1994 Compared to Year Ended June 30, 1993

          The Company had a net loss in the year ended June 30, 1994 of approximately $3,893,000 compared to a net loss of approximately
$5,521,000 for the year ended June

30, 1993. The net loss in the year ended June 30, 1994 was the result of a loss from operations of approximately $4,058,000, partially offset by other income of approximately $165,000, compared to a loss from operations of approximately $5,652,000, partially offset by other income of $131,000, in the year ended June 30, 1993.

          Product sales increased 170% from $2,731,000 in the year ended June 30, 1993 to $7,367,000 for the year ended June 30, 1994 due to increased sales of Ovonic electrodes and battery packs in 1994.

          The 25% increase in revenues from business agreements from $9,248,000 in the year ended June 30, 1993 to $11,533,000 in the year ended June 30, 1994 was due to increased revenues recognized under agreements in 1994 with USABC, NREL (PV Manufacturing and Hydride), DOE (PV Bonus), a license agreement with Sylva, Sanoh, and an auto manufacturer, partially offset by decreases in revenue under agreements with Hitachi Maxell, a major Japanese battery manufacturer, Daido and Hirano. (See NOTE B - Notes to Consolidated Financial Statements.)

          The decrease in other revenues was due to decreased billings in 1994 for services performed for third parties by the Company's
Central Analytical Laboratory and other service departments.

          The increase in cost of revenues from business agreements in the year ended June 30, 1994 compared to the year ended June 30, 1993 was principally a consequence of increases in research and development in 1994 under the USABC, DOE and NREL contracts. A number of the aforementioned license agreements in 1993 did not have applicable cost of revenues from business agreements in the year ended June 30, 1993 since all applicable costs had been expensed in previous periods.

          The increase in cost of product sales from $3,732,000 in the year ended June 30, 1993 to $6,621,000 in the year ended June 30, 1994 was principally due to increased production and sales of Ovonic electrodes and battery packs in 1994.

          The decrease in product development and research expenses from $3,514,000 in the year ended June 30, 1993 to $2,671,000 in the year ended June 30, 1994 was a result of increased funding of research in 1994 by USABC, DOE and NREL. Thus, greater amounts of research and development expenses have been allocated to cost of revenue from business agreements.

          Patent expenses decreased from $319,000 in the year ended June 30, 1993 to $173,000 in the year ended June 30, 1994 as a result of increases in the allocation of patent costs to costs of revenue from business agreements.

          The increase in operating, general and administrative expenses from $3,918,000 in the year ended June 30, 1993 to $5,250,000 in the year ended June 30, 1994 was caused by increased corporate expenses, including an accrual for the value of non-cash compensation in connection with Ovonic Battery's option agreement with its Chief Executive Officer, increased state taxes, increased legal expenses and increased depreciation expenses in 1994.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan


We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiary (the "Company") as of June 30, 1995 and June 30, 1994, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiary as of June 30, 1995 and June 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.


As discussed in Note L to the consolidated financial statements, the accompanying 1995 financial statements have been restated.



/s/ Deloitte & Touche LLP



Deloitte & Touche LLP
Detroit, Michigan

September 28, 1995 (September 25, 1996, as to Note L)

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              June 30,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
CURRENT ASSETS
  Cash, including cash equivalents of
     $6,254,000 as of June 30, 1995 and
     $2,112,000 as of June 30, 1994                  $  6,259,451  $  2,115,622
  Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $29,000 as of June 30, 1995 and
     $97,000 as of June 30, 1994) (NOTE A)              7,431,835     2,122,142
  Amounts due from related parties (NOTE A)               728,374       318,590
  Inventories (NOTE A)                                  2,054,750       424,110
  Prepaid expenses and other current assets               208,160       185,444
                                                     ------------  ------------

     TOTAL CURRENT ASSETS                              16,682,570     5,165,908

PROPERTY, PLANT AND EQUIPMENT (NOTE E)
  Land and land improvements                              312,588       312,588
  Buildings and improvements                            3,432,603     3,389,536
  Machinery and other equipment                        16,768,046    15,698,348
  Capitalized lease equipment                           5,731,936     4,481,936
                                                     ------------  ------------

                                                       26,245,173    23,882,408
  Less accumulated depreciation
     and amortization                                 (20,482,363)  (19,137,382)
                                                     ------------  ------------

     TOTAL PROPERTY, PLANT AND EQUIPMENT                5,762,810     4,745,026

JOINT VENTURES (NOTE D)
  United Solar                                                 --            --
  GM Ovonic                                                    --            --
  Sovlux                                                       --            --

OTHER ASSETS                                              885,639       583,429
                                                     ------------  ------------

            TOTAL ASSETS                             $ 23,331,019  $ 10,494,363
                                                     ============  ============







See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                                June 30,
                                                   ----------------------------
                                                       1995           1994
                                                   -------------  -------------
                                                      (Restated)
CURRENT LIABILITIES
   Accounts payable and accrued expenses           $   3,912,338  $   4,192,578
   Amounts due to related parties                        106,130
   Salaries, wages and amounts withheld
     from employees                                      986,420        881,359
   Deferred revenues under business
     agreements (NOTE A)                                 884,151        618,149
   Current installments on long-term debt,
     capitalized lease obligations and short-term
     debt (NOTE E)                                     1,482,846      1,804,031
                                                   -------------  -------------

       TOTAL CURRENT LIABILITIES                       7,371,885      7,496,117

LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS (NOTE E)                                3,012,079      3,484,234

DEFERRED GAIN (NOTE E)                                 1,149,011        153,340

NON-REFUNDABLE ADVANCE ROYALTIES
   (NOTE C)                                            3,898,377      4,290,807
                                                   -------------  -------------

       TOTAL LIABILITIES                              15,431,352     15,424,498

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (NOTES F and G)
     Class A Convertible Common Stock,
     par value $0.01 per share:
       Authorized - 500,000 shares
       Issued & outstanding - 219,913 shares               2,199          2,199
     Common Stock, par value $0.01 per share:
       Authorized - 15,000,000 shares
       Issued & outstanding - 8,078,667
       shares at June 30, 1995 and
       7,563,224 shares at June 30, 1994                  80,787         75,632
   Additional paid-in capital                        166,001,702    158,782,719
   Accumulated deficit                              (158,185,021)  (163,790,685)
                                                   -------------  -------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              7,899,667    (4,930,135)
                                                   -------------  -------------
     TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY (DEFICIT)                            $  23,331,019  $  10,494,363
                                                   =============  =============




See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Years ended June 30,
                                             ---------------------------------------
                                                 1995         1994          1993
                                             -----------  ------------  ------------
                                             (Restated)
REVENUES
   Product sales (NOTE A)                    $10,298,019  $  7,366,668  $  2,731,342
   Royalties (NOTES A and B)                   1,205,036       228,630       103,224
   Revenues from business agreements
     (NOTES A and B)                          29,297,560    11,533,224     9,248,192
   Other (NOTE A)                                543,143       228,853       315,620
                                             -----------  ------------  ------------

         TOTAL REVENUES                       41,343,758    19,357,375    12,398,378

EXPENSES

   Cost of product sales                      10,390,794     6,621,096     3,732,141
   Cost of revenues from business
     agreements                               13,638,975     8,700,109     6,567,929
   Product development and
     research (NOTE A)                         4,636,158     2,670,842     3,514,128
   Patents (NOTE A)                              407,583       173,221       318,946
   Operating, general and administrative       6,474,064     5,249,861     3,917,656
                                             -----------  ------------  ------------

         TOTAL EXPENSES                       35,547,574    23,415,129    18,050,800
                                             -----------  ------------  ------------

   NET INCOME (LOSS) FROM OPERATIONS           5,796,184    (4,057,754)   (5,652,422)

OTHER INCOME (EXPENSE):

   Interest expense                             (545,738)     (536,059)     (302,876)
   Interest income                               244,722        61,489       109,776
   Gain on disposition of investment in OIS           --       536,530       282,861
   Other nonoperating income - net               110,496       103,138        42,055
                                             -----------  ------------  ------------

         TOTAL OTHER INCOME (EXPENSE)           (190,520)      165,098       131,816
                                             -----------  ------------  ------------

     NET INCOME (LOSS)                       $ 5,605,664  $ (3,892,656) $ (5,520,606)
                                             ===========  ============  ============

     NET INCOME (LOSS) PER COMMON
       SHARE AND COMMON EQUIVALENT
       SHARE (NOTE H)                        $       .63  $       (.51)  $      (.75)
                                             ===========  ============  ============

     NET INCOME (LOSS) PER COMMON
       SHARE ASSUMING FULL DILUTION
       (NOTE H)                              $       .56  $       (.51)  $      (.75)
                                             ===========  ============  ============




See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES F and G)

                       Three years ended June 30, 1995


                                              Class A Convertible
                                              Common Stock            Common Stock
                                              -------------------  ------------------
                                              Number               Number              Additional                   Total
                                              of                   of                  Paid-In       Accumulated    Stockholders'
                                              Shares      Amount   Shares     Amount   Capital       Deficit        Equity (Deficit)
                                              ----------  -------  ---------  -------  ------------  -------------- ----------------
Balance at June 30, 1992                         219,913   $2,199  6,983,999  $69,840  $151,012,768  $(154,377,423)    $ (3,292,616)
Net loss for year ended June 30, 1993                                                                   (5,520,606)      (5,520,606)
Common stock issued in connection with
 exercise of Stock Options                                            32,190      322       176,775                         177,097
Issuance of stock to directors & consultants                           6,216       62        43,340                          43,402
Private placement of common stock
 and warrants                                                        125,000    1,250       933,750                         935,000
Common stock issued in connection with
 conversion of OSMC Preferred Stock
 and CICs                                                             37,854      378          (378)
Common stock issued in connection with
 conversion of 1991 and 1992 Private
 Placement Warrants                                                   41,277      413          (413)
Warrants issued in connection with
 services rendered                                                                          157,400                         157,400
                                              ----------  -------  ---------  -------  ------------  --------------   -------------
Balance at June 30, 1993                         219,913    2,199  7,226,536   72,265   152,323,242   (159,898,029)      (7,500,323)
Net loss for year ended June 30, 1994                                                                   (3,892,656)      (3,892,656)
Canceled stock                                                        (8,484)     (84)           84
Issuance of stock to directors & consultants                          31,148      311       195,973                         196,284
Private placement of common stock
 and warrants                                                        308,500    3,085     6,263,475                       6,266,560
Common stock issued in connection with
 conversion of OSMC Preferred Stock
 and CICs                                                              5,524       55           (55)
                                              ----------  -------  ---------  -------  ------------  --------------   -------------
Balance at June 30, 1994                         219,913    2,199  7,563,224   75,632   158,782,719   (163,790,685)      (4,930,135)

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)




                       Three years ended June 30, 1995



                                                Class A Convertible
                                                Common Stock         Common Stock
                                                -------------------  ---------------------
                                                Number               Number                Additional                  Total
                                                of                   of                    Paid-In       Accumulated   Stockholders'
                                                Shares    Amount     Shares     Amount     Capital       Deficit       Equity
                                                --------  ---------  ---------  ---------  ------------  ------------  ------------

Net income for year ended June 30,
 1995 (Restated)                                                                                            5,605,664     5,605,664
Issuance of stock to directors & consultants                             3,733       38          87,275                      87,313
Private placement of common stock
 and warrants                                                          175,000    1,750       2,667,425                   2,669,175
Common stock issued in connection with
 exercise of stock options                                             325,799    3,258       2,864,392                   2,867,650
Compensation expense in connection with
 extension of stock options                                                                   1,600,000                   1,600,000
Common stock issued in connection with
 conversion of OSMC preferred stock
 and CICs                                                               10,911      109            (109)
                                                --------  ---------  ---------  ---------  ------------  -------------   ----------
Balance at June 30, 1995 (Restated)              219,913  $   2,199  8,078,667  $  80,787  $166,001,702  $(158,185,021)  $7,899,667
                                                ========  =========  =========  =========  ============  =============   ==========














See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Years ended June 30,
                                                              ---------------------------------------
                                                                 1995          1994          1993
                                                              -----------  ------------  ------------
                                                               (Restated)
OPERATING ACTIVITIES:
 Net income (loss)                                            $ 5,605,664  $ (3,892,656)  $(5,520,606)
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Depreciation and amortization                           1,159,537       941,307       774,702
        Provision (Credit )for uncollectible accounts
          receivable                                                           (388,000)      200,000
        Non-cash revenue                                         (330,000)
        Creditable royalties                                     (392,430)      (70,077)      (49,972)
        Warrants issued to consultants for services rendered
          and employee stock options                            2,053,000       318,350       157,400
        Stock issued for services rendered                        193,838        47,804        43,402
        Loss on sale of equipment                                   2,062         1,683        12,000
        Granting of license under option agreement                           (1,000,000)
        Amortization of deferred gain                             (45,996)      (46,660)      (30,000)
        Gain on disposition of investment in OIS                               (536,530)     (282,861)
        Other                                                                                  (2,996)
 Changes in working capital:
        Accounts receivable and amounts due from
          related parties                                      (5,719,477)     (529,666)      946,706
        Inventories                                            (1,630,640)         (846)      224,485
        Prepaid expenses and other current assets                   5,074      (173,361)       43,772
        Accounts payable and accrued expenses                     (69,049)    1,882,509       456,104
        Deferred revenues under business agreements               266,002      (819,533)     (159,329)
                                                              -----------  ------------  ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                       1,097,585    (4,265,676)   (3,187,193)
                                                              -----------  ------------  ------------

INVESTING ACTIVITIES:
 Purchases of capital equipment                                (1,138,972)     (247,070)     (670,739)
 Proceeds from sale of capital equipment                            1,256           568         4,336
 Proceeds from disposition of investment in OIS                                 548,699       282,861
                                                              -----------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (1,137,716)      302,197      (383,542)
                                                              -----------  ------------  ------------

FINANCING ACTIVITIES:
 Principal payments under short-term and long-term debt
    obligations and capitalized lease obligations              (2,043,340)   (1,687,397)   (1,620,843)
 Proceeds from issuance of long-term debt and capitalized
    leases                                                      1,250,000                   3,600,000
 Proceeds from sale of stock and exercise of stock options
    and warrants                                                4,977,300     4,913,835     1,112,097
 Proceeds from non-refundable advance royalties                                 225,000     1,141,876
 Proceeds from option agreement                                                             1,000,000
                                                              -----------  ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       4,183,960     3,451,438     5,233,130
                                                              -----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            4,143,829      (512,041)    1,662,395

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,115,622     2,627,663       965,268
                                                              -----------  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 6,259,451  $  2,115,622  $  2,627,663
                                                              ===========  ============  ============






See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Years Ended June 30,
                                                              --------------------------------
                                                                1995          1994      1993
                                                              --------      --------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

     Cash paid for interest                                   $612,094      $536,811  $292,037





     The Company's non-cash investing and financing
       activities were as follows:
                                                                  1995        1994      1993
                                                              ----------  ----------  --------
         Capitalized leased equipment and
             deferred gain                                  $1,250,000

         Accumulated amortization and
             deferred gain                                     208,333

         Capitalized leased equipment and
             capitalized lease obligations                                $1,646,741  $974,086

         Deposits on capitalized lease obligations                                     263,614
         Common stock issued for future services                             182,855

         Conversion of debt for sale of Ovonic Battery stock               1,000,000





See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



     NOTE A - Summary of Accounting Policies

     Nature of Business

          Energy Conversion Devices, Inc. ("ECD") is engaged in the synthesis of new materials and the development of advanced production technology and innovative products with an emphasis on alternative energy and advanced information processing technologies.

     Financial Statement Presentation and Principles of Consolidation

          The consolidated financial statements include the accounts of ECD, its 97%-owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic Ni-MH battery technology (collectively, the "Company"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

          ECD also has three investments accounted for by the equity method: (I) United Solar Systems Corp. ("United Solar") (49.98%),
     ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); (ii) Sovlux Co. Ltd. ("Sovlux") (50%); ECD's
     Russian joint venture with Scientific and Industrial Enterprise
     Kvant ("Kvant"); and (iii) GM Ovonic L.L.C. ("GM Ovonic") (40%),
     Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company s proprietary
     Ni-MH batteries for electric vehicle applications worldwide.  See
     Note D for a discussion of these ventures.

          Upon consolidation, all intercompany accounts and transactions are eliminated.

          Certain items for the years ended June 30, 1994 and 1993 have been reclassified to be consistent with the classification of items in the year ended June 30, 1995.

     Cash Equivalents

          Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


     NOTE A - Summary of Accounting Policies - (continued)


     Translation Gains and Losses

          Since all of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no foreign currency gains or losses.

     Accounts Receivable

          The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:


                                                        June 30,
                                                ----------------------
                                                   1995        1994
                                                ----------  ----------
          U.S. Government:
             Amounts billed                     $  420,126  $  213,240
             Unbilled                              778,513     774,507
                                                ----------  ----------

                  Total                          1,198,639     987,747
                                                ----------  ----------

          Commercial Customers:
              Amounts billed                       951,931   1,080,034
              Unbilled                           5,973,430     455,482
                                                ----------  ----------
                   Total                         6,925,361   1,535,516
                                                ----------  ----------

          Other                                     65,414      14,469
          Allowance for Uncollectible Accounts     (29,205)    (97,000)
                                                ----------  ----------

                    TOTAL                       $8,160,209  $2,440,732
                                                ==========  ==========


          Unbilled receivables represent revenues recognized for the present value of license payments to be received in future periods and on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain contracts and billed in subsequent months.

          Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company s indirect rates. There are no material retentions at June 30, 1995 and 1994.

     Inventories

          Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, hydride materials, battery packs and other products,

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



     NOTE A - Summary of Accounting Policies - (Continued)


     together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

          Inventories (principally those of Ovonic Battery) are as follows:


                                      Years Ended June 30,
                                      ----------------------
                                            1995    1994
                                      ----------  ----------

          Finished products           $  315,276  $  2,631
          Work in process                910,582   172,929
          Raw materials                  793,569   205,030
          Supplies                        35,323    43,520
                                      ----------  --------
                                      $2,054,750  $424,110
                                      ==========  ========


     Property, Plant and Equipment

          All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:



                                                      Years
                                                     -------
     Buildings and improvements                      5 to 20
     Machinery and other equipment                   3 to 10
     Capitalized lease equipment and
        leasehold improvements                        3 to 5


          Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years.
     Accumulated amortization on capitalized lease equipment as of June 30, 1995 and June 30, 1994 was $1,461,000 and $693,000,
     respectively.

          Costs of machinery and other equipment acquired or constructed for a particular research and development project, which have no alternative future use (in other research and development projects or otherwise), are charged to product development and research costs as incurred.

          Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements








     NOTE A - Summary of Accounting Policies - (Continued)



     Product Development and Research


          Total product development and research costs, most of which are included in cost of revenues from business agreements, were $11,962,000, $8,285,000 and $7,264,000 for the three years ended
     June 30, 1995, 1994 and 1993, respectively.


     Patents

          Patent expenditures are charged directly to expense. Total patent expenditures, most of which are allocated for financial statement purposes to cost of revenues from business agreements and product development and research, were $933,000, $1,010,000 and $878,000 for the three years ended June 30, 1995, 1994 and 1993, respectively.

     Product Sales

          Product sales include battery-related materials (hyride materials and Ovonic electrodes), contract revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting. All other product sales are recognized when the product is shipped.

     Royalties

          Most license agreements provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash payments for non-refundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrative evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

     Business Agreements

          A substantial portion of revenues are derived through business agreements seeking to develop and/or commercialize products based upon the Company's proprietary technologies. Such agreements are of two types.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



     NOTE A - Summary of Accounting Policies - (Continued)


          The first type of business agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to R&D contracts; in other cases, they relate to product development and commercialization efforts of the licensee and other agreements combine the efforts of the Company with those of the licensee.

          License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion-of-the-earnings process. Typically, such fees are non-refundable, do not obligate the Company to incur any future costs or require future performance by the Company and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties.

          In the second type of business agreement, the Company conducts specified research and development projects related to one of its principal technology specializations for an agreed-upon fee ("R&D contracts"). Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D contracts that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D contracts, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D contracts contemplate reimbursing the Company for costs considered associated with project activities including

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE A - Summary of Accounting Policies - (Continued)


expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation.
Accordingly, expenses related to R&D contracts are recorded as cost of revenues from business agreements.

Other Operating Revenues

     Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Machine Division and Central Analytical Laboratory.

Other Non-operating Income

     Other non-operating income-net consists of rental income, insurance proceeds and gains and losses on sale of fixed assets.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE B - Royalties and Revenues from Business Agreements

          The Company has business agreements with third parties for
which royalties and revenues are included in the consolidated   statements of
operations. A summary of the royalties and revenue from such agreements follows:




                                                                         Years Ended June 30,
                                                                 ------------------------------------
                                                                    1995         1994        1993
                                                                 -----------  -----------  ----------
Royalties:
  Battery technology                                             $ 1,158,623  $   158,553  $   34,323
  Optical Memory                                                      46,413       70,077      49,972
  Microelectronics                                                                             12,500
  Hydrogen                                                                                      6,429
                                                                 -----------  -----------  ----------

                              Royalties                          $ 1,205,036  $   228,630  $  103,224
                                                                 ===========  ===========  ==========

Revenues from business agreements:
  Photovoltaics
    National Renewable Energy Laboratory ("NREL")  - R&D         $ 1,550,171  $ 1,801,582  $1,629,701
    Department Of Energy ("DOE") - R&D                             1,948,317      298,149
    U.S. Trade & Development Agency                                  510,000
    DOE - PV Wire - R&D                                               76,887
    Department of Defense ("DOD") - PV Case                          100,000
    DOD - PV Injection Molded - R&D                                   99,989
  Battery technology
    Three consumer battery manufacturers                          10,500,000
    Eveready Battery Co. ("Eveready") - License                    1,000,000
    Walsin Technology Corp. ("Walsin") - License                   3,500,000
    NASA/SBIR - R&D                                                  410,111      209,889      50,000
    Hitachi-Maxell, Ltd. ("Hitachi Maxell") - R&D                                 140,000     240,000
    Hitachi Maxell - License                                         330,000
    Sylva Industries Ltd. ("Sylva") - License                      767,176    1,425,000
    Automobile Manufacturer - R&D                                    157,610    1,050,000     435,000
    Samsung Electronics Co. Ltd. ("Samsung") - License               209,676
    United States Advanced Battery Consortium ("USABC")-R&D        6,082,822    5,324,660   3,723,124
    Japanese battery manufacturer - License                                                 1,575,000
    Daido Steel Co. Ltd. Of Japan ("Daido") - License                                         900,000
    Sanoh Industrial Co., Ltd. Of Japan ("Sanoh") - License                       500,000
    Varta Batterie AG ("Varta") - Licenses                           250,000
  Microelectronics
    Micron Technology , Inc. ("Micron") - Fees                     1,375,000
    Other                                                                         181,000     308,438
Hydrogen
  NREL                                                                76,736      173,264
  U.S. Army Missile Command  - R&D                                    86,239       13,761
Other                                                                266,826      415,919     386,929
                                                                 -----------  -----------  ----------
  Revenues from business agreements                              $29,297,560  $11,533,224  $9,248,192
                                                                 ===========  ===========  ==========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE B - Royalties and Revenues from Business Agreements - (continued)



     The Company historically has entered into agreements with a relatively small number of major customers throughout the world. Revenues from unaffiliated foreign customers represent approximately 53%, 45% and 50% for the years ended June 30, 1995, 1994 and 1993, respectively. There are two major consumer battery manufacturers which represent 12% each, Sylva which represents 11% and USABC which represents 15% of total revenue for the year ended June 30, 1995. There are two major customers which represent 34% (USABC) and 31% (Sylva) of total revenue for the year ended June 30, 1994. Three major customers represent 30% (USABC), 13% (Honda R&D Co., Ltd. ["Honda"]) and 13% (NREL) of the total revenues for the year ended June 30, 1993.

NOTE C - Non-Refundable Advance Royalties

     At June 30, 1995 and 1994, the Company deferred recognition of revenues relating to non-refundable advance royalty payments.
Non-refundable advance royalties consist of the following:

                                                                 June 30,
                                                        ----------------------
                                                              1995        1994
                                                        ----------  ----------
  Battery:
     Japanese battery manufacturer                      $1,125,000  $1,125,000
     Hitachi Maxell                                        355,189     360,000
     Varta                                                      --     350,000
     Daido                                                 225,000     225,000
  Optical Memory:
     Matsushita Electric Ind'l Co. Ltd. ("Matsushita")   1,061,862   1,076,981
     Hitachi, Ltd. ("Hitachi")                             685,700     685,700
     Sony Corporation ("Sony")                             360,000     360,000
     Polaroid Corporation ("Polaroid")                      50,000      50,000
     Asahi Chemical Ind'l. Co. Ltd. ("Asahi")                   --      22,500
     Plasmon PLC ("Plasmon")                                18,750      18,750
     Toshiba Corporation ("Toshiba")                        16,876      16,876
                                                        ----------  ----------
                                                        $3,898,377  $4,290,807
                                                        ==========  ==========



     During the years ended June 30, 1995 and 1994, $392,430 and
$70,077, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 1994, $225,000 of advance royalties were received. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures

United Solar

     On June 27, 1990, ECD and Canon Inc. of Japan ("Canon"), which at that time owned approximately 6% of the common stock of ECD, entered into a joint venture agreement (the "United Solar Joint Venture Agreement") for the formation of United Solar. The United Solar Joint Venture Agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD has contributed to United Solar a license in the field of photovoltaics more fully described below, its solar cell manufacturing equipment, its photovoltaic research and development equipment, certain leasehold improvements, furniture and fixtures, inventory and supplies. In return for the contribution of these assets, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested $50,000,000 which, as of June 30, 1995, consists of a credit of $8,022,000 in connection with a term loan to the Company made in 1990 and used to fund a portion of the Company's pre-joint venture photovoltaic activities, and $41,978,000 of cash capital contributions directly to United Solar to fund its operations.

     Under the United Solar Joint Venture Agreement, ECD entered into a license agreement whereby ECD granted to United Solar under all of its photovoltaic technology a fully paid-up and royalty-free, irrevocable, worldwide (except as noted below) license to make, use and sell products incorporating ECD's photovoltaic technology including the right to grant sublicenses. The license excludes licenses granted by ECD to entities in the former U.S.S.R., India and Japan. ECD retains the right to conduct photovoltaic research and development which may be licensed to United Solar as well as to the extent necessary to satisfy obligations under the Sovlux and certain Indian agreements.

     The United Solar Joint Venture Agreement also provides for a know-how cross license related to know-how among Canon, ECD and United Solar. In addition, ECD, United Solar and Canon have agreed to the terms of certain licenses related to future photovoltaic technology developed. Accordingly, the license described above is subject to Canon's right to acquire both United Solar's and ECD's future-developed photovoltaic technology.

     In July 1992, a memorandum of understanding was signed by Canon and ECD stating that should United Solar require additional funding beyond what Canon has already

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE D - Joint Ventures - (Continued)

agreed to invest, Canon would assist United Solar in finding means of raising funds to continue the expansion of United Solar's operations to profitability which would not result in the dilution of ECD's interest in United Solar.

     United Solar's Board of Directors has four representatives designated by Canon, four representatives designated by ECD, and Mrs. Haru Reischauer, who is also a member of ECD's Board of Directors. In connection with the United Solar Investment Agreement dated July 9, 1993, the parties have agreed that Mrs. Reischauer will maintain her existing percentage equity interest in United Solar. Canon, ECD and Mrs. Reischauer have agreed that if Mrs. Reischauer decides to sell her shares, Canon may purchase such shares at the greater of principal plus interest or appraised value.

     In 1990, ECD recorded the cancellation of the aforementioned $8,022,000 term loan from Canon, after deducting $1,734,478 which represented the net book value of ECD's assets transferred to United Solar, as a contribution to ECD's capital. Accordingly, ECD's investment in United Solar is recorded at zero. ECD will continue to carry its investment at zero until the venture becomes profitable, at which time ECD will start to recognize over a period of years its share, if any, of the then equity of United Solar and will recognize its share of the venture's profits or losses on the equity method of accounting.

     ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD received approximately $68,000, $39,000 and $75,000 in the years ended 1995, 1994 and 1993, respectively. ECD also performed administrative services for the benefit of United Solar for which ECD received approximately $23,000, $44,000 and $42,000 in the years ended 1995, 1994 and 1993, respectively. These amounts are included in other revenues. In addition, in the year ended June 30, 1995, United Solar billed ECD for approximately $404,000 for work performed in accordance with the DOE PV Bonus contract.

     In January 1995, ECD received a $7,565,000 order (amended to $7,996,000 in September 1995) from United Solar for solar cell manufacturing equipment to provide production capacity of solar cells capable of producing 5MW of electricity. As of June 30, 1995, ECD received payments of $3,510,000 relative to this order and commenced design work and construction on this equipment. At June 30, 1995, the Company recognized revenue of $2,847,000 and had deferred revenue of $663,000.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)

          The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's financial statements.

                     UNITED SOLAR STATEMENTS OF OPERATIONS


                                     Six Months
                                 Ended June 30,    Year Ended December 31,
                                 --------------  ---------------------------
                                      1995           1994          1993
                                 --------------  -------------  ------------
                                    (Unaudited)      (Audited)     (Audited)
   Revenues
     Product sales                 $  2,357,520  $   4,777,112  $  2,893,492
                                   ------------  -------------  ------------
   Operating Expenses
     Cost of sales                    3,242,074      4,784,750     4,515,614
     Research and development           973,692      2,023,619     2,002,883
     General and administrative       1,161,465      2,604,646     2,590,348
     Sales and marketing                777,363      1,683,038     1,460,363
                                   ------------  -------------  ------------
         Total                        6,154,594     11,096,053    10,569,208
                                   ------------  -------------  ------------
   Other Income (Expense)               198,840    (3,879,541)       160,745
                                   ------------  -------------  ------------
   Net Loss                        $(3,598,234)  $(10,198,482)  $(7,514,971)
                                   ============  =============  ============



                          UNITED SOLAR BALANCE SHEETS


                                                     June 30,    December 31,
                                                    -----------  ------------
                                                           1995          1994
                                                    -----------  ------------
                                                    (Unaudited)     (Audited)
        Current Assets:
          Cash and Cash Equivalents                 $ 1,076,787  $  9,007,811
          Accounts Receivable - Trade                   498,668       323,770
          Accounts Receivable - NREL                    197,818       134,253
          Accounts Receivable - Stockholders            246,771       376,416
          Inventory                                   1,027,841       875,803
          Other Current Assets                          226,298       139,556
                                                    -----------  ------------
             Total Current Assets                     3,274,183    10,857,609
        Property, Plant and Equipment (Net)           5,251,306     1,580,564
        Other Assets                                    117,842       116,853
                                                    -----------  ------------
             Total Assets                           $ 8,643,331  $ 12,555,026
                                                    ===========  ============
        Current Liabilities:
          Accounts Payable - Trade                  $   703,779  $  1,009,507
          Accrued Expenses and Other                    328,305       336,036
                                                    -----------  ------------
             Total Current Liabilities                1,032,084     1,345,543
                                                    -----------  ------------
             Total Stockholders' Equity               7,611,247    11,209,483
                                                    -----------  ------------
             Total Liabilities and
              Stockholders' Equity                  $ 8,643,331  $ 12,555,026
                                                    ===========  ============


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements








NOTE D - Joint Ventures - (Continued)

     Based upon the opinion of legal counsel, ECD believes that it has no obligation to fund any losses that United Solar incurs beyond ECD's original investment. Additionally, ECD has no financial or other guarantees with respect to liabilities incurred by United Solar.

Sovlux

     In April 1990, ECD established Sovlux, a joint venture with Kvant in Russia, to manufacture photovoltaic and battery products and systems in the countries comprising the former U.S.S.R. and sell them worldwide (except for Japan and India). Sovlux is owned 50% by ECD and 50% by Kvant. In 1990, Kvant entered into machine-building contracts with ECD for the construction of photovoltaic manufacturing equipment and battery equipment. Kvant paid ECD a total of $10,450,000 for these machine-building contracts. At June 30, 1993, ECD had completed these machines and shipped them to Kvant.

     The joint venture arrangements provide that Kvant contribute such equipment in an installed and operational condition to the joint venture in exchange for its 50% interest. ECD's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. No tangible assets have been contributed to Sovlux by ECD. Through June 30, 1995, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate, the cost of which Kvant has also assumed as part of its commitment to the venture, the training of employees and other pre-production activities.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)



          The following sets forth certain financial data regarding Sovlux that are derived from Sovlux's unaudited financial statements:

                        SOVLUX STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1993
                                    (000's)


                                                                1993
                                                             -----------
                                                             (Unaudited)
          Revenues:
             Net sales                                          $  4
             Commissions                                         183
                                                                ----
                Total Revenues                                   187
          Cost of goods sold                                       3

          Operating expenses                                      86
                                                                ----
                Gross Margin                                      98
          Selling, general and administrative expenses            17
                                                                ----
                Profit from operations                            81
          Interest expenses                                        4
                                                                ----
                Net income before realized translation loss       77
          Realized translation loss                              (14)
                                                                ----
               NET INCOME                                       $ 63
                                                                ====


                              SOVLUX BALANCE SHEET
                                    (000's)

                                                            Year Ended
                                                        December 31, 1993
                                                        -----------------
                                                          (Unaudited)
          Current Assets:
             Cash and cash equivalents                        $    80
             Accounts receivable:
                Trade accounts                                      2
                Employees                                          20
                Other                                             144
             Inventories                                            5
             Advances to suppliers and contractors                157
             Prepaid and other assets                               3
                                                              -------
                Total Current Assets                              411
          Property, Plant and Equipment (net)                  10,595
          Intangible Assets                                        62
                                                              -------
                TOTAL ASSETS                                  $11,068
                                                              =======

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements




NOTE D - Joint Ventures - (Continued)




                        SOVLUX BALANCE SHEET (continued)
                                    (000's)

                                                           1993
                                                       -----------
                                                       (Unaudited)
       Current Liabilities:
          Accounts payable:
             Trade accounts                                $     1
             Employees                                           2
             Taxes payable                                       2
             Others                                            119
          Customer advances                                     71
          Short-term loans                                     203
                                                           -------
             Total Current Liabilities                         398
       Long-Term Debt                                           15
       Shareholders  Equity:
          Capital                                            8,500
          Earnings during the development stage                 51
          Translation gain                                   2,104
                                                           -------
                Total Shareholders' Equity                  10,655
                                                           -------
                TOTAL LIABILITIES AND SHAREHOLDERS'
                   EQUITY                                  $11,068
                                                           =======


          ECD has recorded its investment in Sovlux at zero, which represents the net book value of ECD's assets transferred to Sovlux. Based upon the opinion of legal counsel, ECD believes that it has no obligation to fund any losses that Sovlux incurs. Additionally, ECD has made no financial or other guarantees with respect to liabilities incurred by Sovlux. ECD will continue to carry its investment at zero until the venture becomes profitable on a sustainable basis, at which time ECD will start to recognize over a period of years its share, if any, of the then equity of Sovlux and will recognize its share of the venture's profits or losses on the equity method of accounting.

          There are no financial statements available for Sovlux since the December 31, 1993 financial statements.

     GM Ovonic

          In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic Ni-MH batteries for electric vehicles. General Mottors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)


     processes, know-how, personnel and engineering services pertaining to Ovonic Ni-MH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries. GM Ovonic's management team has been formed. Facility design and preparation and equipment procurement are currently under way.

          The following sets forth certain financial data regarding GM Ovonic derived from GM Ovonic's unaudited financial statements:

                       GM OVONIC STATEMENTS OF OPERATIONS
                              AS OF JUNE 30, 1995
                                    (000's)

                                                                   1995
                                                                -----------
                                                                (Unaudited)
          Revenues:
             Sales                                               $    610

          Operating expenses
          Cost of sales                                               606
              Experimental testing                                  1,527
              General and administrative expenses                   1,074
                                                                 --------
                Total                                               3,207
                                                                 --------
          OPERATING (LOSS)                                       $ (2,597)
                                                                 ========

                            GM OVONIC BALANCE SHEET
                                    (000's)

                                                                Year Ended
                                                              June 30, 1995
                                                              -------------
                                                               (Unaudited)
          Current Assets:
            Accounts receivable                                   $    18
          Property, plant and equipment                               862
                                                                  -------
               TOTAL ASSETS                                       $   880
                                                                  =======

          Current Liabilities:
            Accounts payable                                      $   313
                                                                  -------
               Total Current Liabilities                              313
          Notes Payable - Stockholders                              3,536
          Stockholders' (Deficit)                                  (2,969)
                                                                  -------
               TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)      $   880
                                                                  =======


          The Company has recorded its investment in GM Ovonic at zero, which represents the net book value of the Company's assets transferred to GM Ovonic. Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE D - Joint Ventures - (Continued)

that GM Ovonic incurs. Additionally, the Company has made no financial or other guarantees with respect to liabilities incurred by GM Ovonic. The Company will continue to carry its investment at zero and will recognize over a period of years its share, if any, of the then equity of GM Ovonic and will recognize its share of the venture's profits or losses on the equity method of accounting.

NOTE E- Long-Term Debt and Lease Agreements

     A summary of the Company's short-term borrowings, long-term debt and capitalized lease agreements is as follows:

                                                                                  June 30,
                                                                            ----------------------
                                                                                  1995        1994
                                                                            ----------  ----------
Financing Lease for headquarters building with interest at
 8.2% and monthly payments of $19,250                                       $  886,507  $1,032,004
Capitalized leases with Financing for Science International
 (with interest ranging between 5% and 13%)                                  3,489,462   3,306,294
Notes payable-short-term borrowing:
 Jenner & Block with interest at prime plus 4%                                       -     683,378
 Rothwell, Figg, Ernst, Kurz with interest at prime plus 1/2%                        -     142,618
Loan from U.S. Trade Development Program, 0% interest with
 entire amount due March 1996                                                  115,000     115,000
Other capitalized leases                                                         3,956       8,971
                                                                            ----------  ----------
                                                                             4,494,925   5,288,265
 Less amounts included in current liabilities                                1,482,846   1,804,031
                                                                            ----------  ----------
                                                                            $3,012,079  $3,484,234
                                                                            ==========  ==========

Financing Lease

     In June 1990, the Company entered into a 10-year financing lease transaction relating to certain buildings and land. The terms of the transaction included an option for the Company to purchase the buildings and land in the sixth year of the lease for $2,150,000, increasing 5% each year thereafter.

Leases

     In October 1992, the Company entered into a third-party leasing arrangement with Financing for Science International ("FSI") for the financing of certain equipment to be used in connection with the USABC contract. Ovonic Battery has financed equipment

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE E - Long-Term Debt and Lease Agreements - (Continued)

purchases for a total of $7,000,000 through June 30, 1995. The terms of the agreement require repayment over five years at an interest rate ranging between 5% and 13%.

     The October 1992 FSI agreement is secured by a security interest in the Company's USABC contract and by Ovonic Battery's plant and equipment. In addition, the Company has guaranteed Ovonic
Battery's obligations under this agreement and has provided a first security interest to FSI in the Company's unencumbered plant and equipment.

     In the year ended June 30, 1993, Ovonic Battery received $1,000,000 under a leasing arrangement for equipment which had a net book value of approximately $770,000. Ovonic Battery recognized a deferred gain of approximately $230,000 on this sale and lease-back and is amortizing this deferred gain over the term of the lease. Amortization of this deferred gain in fiscal 1995, 1994 and 1993 was approximately $46,000, $47,000 and $30,000. The balance of the deferred gain of approximately $107,000 and $153,000 as of June 30, 1995 and 1994, respectively, will be amortized over the remaining lease term.

     In April 1993, the Company entered into an additional sale and lease-back transaction with FSI for a total of $1,000,000 for the financing of certain equipment to be used in connection with the Company's contracts with NREL. This amount is repayable over three years at an interest rate of approximately 5%. The April 1993 agreement is secured by the Company's assignment of payments under its contracts with NREL.

     In February 1994, the Company entered into an additional leasing arrangement with FSI. Through June 30, 1995, Ovonic Battery financed $1,785,930. In connection with this agreement, Ovonic Battery has assigned all receivables from the Sylva purchase orders as additional collateral for this financing. After the monthly lease payments are made to FSI, Ovonic Battery receives the balance of the funds deposited in the FSI account for that month.

     In December 1994, the Company entered into a $1,250,000 sale and lease-back transaction with FSI for a vapor barrier coating machine, with a net book value of zero, at an interest rate of approximately 13%. The Company recorded a deferred gain of $1,250,000 in the six months ended December 31, 1994 and is amortizing this deferred gain over the term of the lease. During the year ended June 30, 1995, the Company amortized approximately $208,000 of this deferred gain.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE E - Long-Term Debt and Lease Agreements - (Continued)

     For certain leases, the Company provides a cash security reserve to FSI in an amount equal to 10% of the acquisition cost of the equipment. These security reserves accrue interest at the rate of 5% which is payable annually to the Company.

     The Company agreed to purchase certain equipment leased from FSI upon expiration of the lease for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then fair market value (but no less than 10% nor more than 20% of its acquisition cost), plus any applicable sales, excise or other taxes imposed as a result of such sale.

Other

     The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 1995, 1994 and 1993 was approximately $941,000, $431,000 and $269,000, respectively.

     Future minimum payments on obligations under capital leases, other long-term debt and noncancellable operating leases expiring in each of the five years subsequent to June 30, 1995 are as follows:


                                                          Capital Leases    Long-Term Debt    Operating Leases
                                                          --------------    --------------    ----------------
    1996                                                     $1,606,624        $166,221          $1,086,453
    1997                                                      1,303,922         180,335           1,008,386
    1998                                                        868,870         195,647             427,634
    1999                                                          --            212,257             142,241
    2000                                                          --            132,047             144,420
    Remainder                                                     --                --               84,245
                                                           ------------        --------          ----------
       TOTAL                                                  3,779,416        $886,507          $2,893,379
                                                                               ========          ==========
  Less interest & taxes
       included above                                           285,998
                                                           ------------
  Present value of
       minimum payments                                      $3,493,418
                                                           ============




NOTE F - Capital Stock

     The voting rights of ECD's two classes of stock are as follows:

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE F - Capital Stock - (Continued)

          Class A Convertible Common Stock - 25 votes per share

          Common Stock - one vote per share

     The Class A Convertible Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 14, 1999 and is convertible at the option of the holder any time prior to that date.

     On September 2, 1993, ECD and Ovonic Battery entered into agreements, which had been approved by ECD's and Ovonic Battery's Boards of Directors, to formalize the various business and legal relationships between ECD and Ovonic Battery in contemplation of certain financing activities. The agreements include an intercompany services agreement which provides an option, exercisable in the event of a change in control of ECD (as described below), to permit Ovonic Battery to purchase at net book value certain laboratory, machine-building and advanced research assets of ECD. Additionally, as part of an employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,216 per share, to purchase 185 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6% of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options will vest on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, subject to Mr. Ovshinsky's continued performance of his obligations to Ovonic Battery under his employment agreement. Vesting of the stock options will accelerate in the event of Mr. Ovshinsky's death, mental or physical disability or termination of employment without cause and in the event of a change in control of ECD.

     As part of an employment agreement among ECD, Ovonic Battery and Mr. Ovshinsky, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of the agreement, change in control shall mean (1) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (2) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD; (3) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation; (4) the acquisition by any person of 30% or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (5) changes in the constitution of the majority of the Board of Directors; (6) the holders of the Class A Convertible Common Stock ceasing to be entitled to exercise their preferential voting

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE F - Capital Stock - (Continued)


rights other than as provided in ECD's charter and (7) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a Vice President of ECD. The initial term of the employment agreement is six years and shall be automatically renewed every year thereafter.

     During the year ended June 30, 1993, ECD issued 6,216 restricted shares of Common Stock as compensation to employees, consultants and directors for services rendered. ECD recorded compensation expense for the year ended June 30, 1993 of $43,000 for the issuance of stock to employees, consultants and directors.


     During the years ended June 30, 1994 and 1995, ECD issued 31,148 restricted shares, of which 28,518 shares were issued for future services, and 3,733 shares issued as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense for the years ended June 30, 1994 and 1995 of $48,000 and $48,000, respectively, relating to the issuance of these restricted shares.


NOTE G - Warrants and Options to Purchase Stock

     The Company has Common Stock reserved for issuance as follows:


                                                                    Number of Shares
                                                              ----------------------------
                                                              June 30, 1995  June 30, 1994
                                                              -------------  -------------

Conversion of Class A Convertible Common Stock                      219,913        219,913
Stock options                                                     3,859,802      1,989,731
1999 Private Placement Warrants                                     272,466        315,909
Warrants issued in connection with services rendered                200,000        100,000
CIC Conversion Rights                                                 6,308         17,219
                                                                  ---------      ---------
   TOTAL RESERVED SHARES                                          4,558,489      2,642,772
                                                                  =========      =========



Stock Option Plans

     The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan"), 1987 Stock Option and Incentive Plan ("1987 Stock Option Plan") and the 1995 Non-Qualified Stock Option Plan ("1995 Stock Option Plan") authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE G - Warrants and Options to Purchase Stock - (Continued)

"Compensation Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

     Options under the Amended Plan and the 1987 Stock Option Plan expire six years from the date of grant (five years in the case of Incentive Stock Options as defined under Section 422A of the Internal Revenue Code granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company). Options under the 1995 Stock Option Plan expire no later than 10 years from the date of grant. Stock options under all three plans may not be exercised during the first six months of the grant. Thereafter, options may be exercised cumulatively each year, starting at the end of six months after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. The exercise price of all options granted has been equal to the fair market value of the Common Stock at the time of grant.

     The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the option holders against dilution.

     A summary of the transactions during the years ended June 30, 1995, 1994 and 1993 with respect to the Company's Amended Plan,
1987 Stock Option Plan and 1995 Stock Option Plan follows:


                                           1995                      1994                      1993
                                  ------------------------  -----------------------   -----------------------
                                                 Average                   Average                   Average
                                                 Option                    Option                     Option
                                  Shares          Price     Shares          Price     Shares          Price
                                  ---------    -----------  ---------      --------   ---------      --------
Outstanding July 1                1,043,311       $ 6.68    1,101,938       $ 8.05      825,265        $8.57
Granted                           1,646,535        12.23       94,630         7.76      597,750         7.20
Exercised                           264,299         6.96            -            -       32,190         5.50
Canceled                              2,901         6.31      153,257        17.22      288,887         8.07
                                  ---------       ------    ---------        -----    ---------        -----
Outstanding June 30               2,422,646       $10.42    1,043,311        $6.68    1,101,938        $8.05
                                  =========       ======    =========        =====    =========        =====
Exercisable June 30                 872,812       $ 8.02      669,981        $6.38      604,140        $8.86
                                  =========       ======    =========        =====    =========        =====


     In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 163,791 as of June 30, 1995) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 109,194 as of June 30, 1995) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE G - Warrants and Options to Purchase Stock - (Continued)


approximately $18.00 per share. The exercise price of the new stock options is $7.00 per share.

Warrants

     ECD has outstanding unregistered warrants to purchase 272,466 shares of Common Stock in connection with private placements of unregistered Common Stock as well as unregistered warrants to purchase 200,000 shares of Common Stock in connection with services rendered. The warrants are exercisable at a weighted average price of $9.53 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

     The Company obtained an independent appraisal of the fair value of both the ECD and the Ovonic Battery warrants and options. The Company recognized expenses and additional paid-in capital of $318,350 and $157,400 for the years ended June 30,1994 and 1993, based on this independent appraisal.

NOTE H - Net Income (Loss) Per Share

     The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Weighted average number of shares outstanding and primary earnings per share for the three years ended June 30 are computed as follows:



                                                                 1995          1994          1993
                                                             ------------  ------------  ------------
                                                              (Restated)

Weighted average number of shares outstanding                   8,003,742     7,637,660     7,339,835
Pro Forma weighted average shares for Common
   Stock Equivalents                                              886,020             0             0
                                                             ------------  ------------  ------------

   AVERAGE NUMBER OF SHARES OUTSTANDING
     AND EQUIVALENTS                                            8,889,762     7,637,660     7,339,835
                                                             ============  ============  ============

Net income (loss)                                            $  5,605,664  $ (3,892,656) $ (5,520,606)

   EARNINGS (LOSS) PER SHARE                                 $        .63  $       (.51) $       (.75)
                                                             ============  ============  ============




     The difference between the primary earnings per share and the fully-diluted earnings per share for fiscal 1995 is the result of using the ending market value of $16.375 per share versus the average market value. This results in Pro Forma weighted average shares of 1,938,977 and a fully-diluted earnings per share of $.56.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE I - Federal Taxes on Income

     At June 30, 1995 and 1994, the Company has approximately $34,821,000 and $35,326,000, respectively, of net deferred tax assets, consisting primarily of $32,772,000 and $33,159,000, respectively, due to net operating loss carryforwards, $2,049,000 and $2,167,000, respectively, due to tax credit carryforwards. However, a valuation reserve of the same amount is required due to the Company's operating history and uncertainty regarding the future realizability of the net operating loss carryforwards.

     The Company's valuation reserve was decreased by $505,000 in 1995 and by $650,000 in 1994 for the impact of the 1995 and 1994 net operating income (losses) and temporary differences, the expiration of tax credits and the deconsolidation of OSMC in 1994 for tax purposes.

     At June 30, 1995, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:


              Net Tax Operating  Investment Tax    R & D Credit
              Loss Carryforward   Credit Total     Carryforward
              -----------------  --------------  ----------------

1996               2,459,000        192,000
1997               1,805,000         88,000           69,000
1998               3,360,000         10,000          436,000
1999               5,395,000         40,000          202,000
2000               8,767,000        172,000          813,000
2001              23,828,000         27,000
2002              15,900,000
2003              17,460,000
2004               1,378,000
2005
2006               7,075,000
2007               2,854,000
2008               1,802,000
2009               4,304,000
                 -----------       --------       ----------
                 $96,387,000       $529,000       $1,520,000
                 ===========       ========       ==========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE J - Related Party Transactions

     For the three years ended June 30, 1995, 1994 and 1993, ECD incurred expenses of $36,440, $135,865 and $212,881, respectively, for services rendered by its directors (and/or their related companies).

     During the year ended June 30, 1995, the Company had product sales of $2,372,000 and other income of $226,000, related to sales of products to GM Ovonic, General Motors and related companies and for reimbursement of services performed for General Motors and related companies.

     For related party transactions involving United Solar see Note D.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE K - Business Segments

     The Company has two business segments, its subsidiary, Ovonic Battery, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. ECD is primarily involved in photovoltaics, microelectronics and machine building. General corporate expenses, interest expense and interest income are classified in the ECD business segment.

     The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                                 (in thousands)



                                           Ovonic Battery       ECD         Consolidated
                                           --------------     --------      ------------
 Revenues
    Year ended June 30, 1995                   $31,945          $9,399         $41,344
    Year ended June 30, 1994                    16,185           3,172          19,357
    Year ended June 30, 1993                     8,961           3,437          12,398

 Operating Income(Loss)
    Year ended June 30, 1995*                   $9,257         $(3,651)        $ 5,606
    Year ended June 30, 1994                       849          (4,742)         (3,893)
    Year ended June 30, 1993                    (1,432)         (4,089)         (5,521)

 Depreciation and Amortization Expense
    Year ended June 30, 1995                      $640         $   520         $ 1,160
    Year ended June 30, 1994                       690             251             941
    Year ended June 30, 1993                       439             336             775

 Capital Expenditures
    Year ended June 30, 1995                      $859         $   280         $ 1,139
    Year ended June 30, 1994                        48             199             247
    Year ended June 30, 1993                        29             642             671

 Identifiable Assets
    Year ended June 30, 1995                   $13,056         $10,275         $23,331
    Year ended June 30, 1994                     5,566           4,929          10,495
    Year ended June 30, 1993                     3,795           4,952           8,747


*  Restated - See Note L.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements




NOTE L - Restatement



     In February 1995, the Compensation Committee of the Board of Directors extended the exercise period of certain stock options granted in March 1989. These options were extended on the same terms and conditions, including continuation of the exercise price at fair market value. The Committee extended the options in order to afford the holders of said options the six-year exercise period which had previously been interrupted for a period of time due to the Company's inability to issue registered shares upon exercise of options.



Subsequent to the issuance of the Company's 1995 financial statements, it was determined that, in accordance with generally accepted accounting principles, the difference between the aggregate exercise price and the fair market value of the Company's stock at February 1995, totalling $1,600,000, should be recorded as a non-cash charge to operations.



     The effects of the restatement are summarized as follows:




                                                         Year Ended June 30, 1955
                                                     -----------------------------
                                                     As previously
                                                       Reported      As Restated
                                                    --------------  --------------

    Product Development and Research
      Expense                                       $   4,136,158    $   4,636,158
    Operating, General and Administrative
      Expense                                           5,374,064        6,474,064
    Total Expenses                                     33,947,574       35,547,574
    Net Income from Operations                          7,396,184        5,796,184
    Net Income                                          7,205,664        5,605,664
    Net Income per Common Share and
      Common Equivalent                                       .81              .63
    Net Income per Common Share
      Assuming Full Dilution                                  .73              .56
    Additional Paid-In Capital                        164,401,702      166,001,702
    Accumulated Deficit                              (156,585,021)    (158,185,021)

    Operating Income (Loss) for Year
      Ended June 30, 1995
      -    Ovonic Battery                               9,357,000        9,257,000
      -    ECD                                         (2,151,000)      (3,651,000)
      -    Consolidated                                 7,206,000        5,606,000

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The composition of the Board of Directors of the Company is as follows:




                          Director
                           of the
                          Company                              Principal Occupation and
          Name             Since          Office                 Business Experience
          ----            --------        ------               ------------------------

Stanford R. Ovshinsky     1960           President, Chief      Mr. Ovshinsky, 72, the founder and Chief
                                         Executive Officer     Executive Officer of the Company, has
                                         and Director          ociated with the Company as an executive and
                                                               Director since its inception in 1960.  Mr.
                                                               Ovshinsky is the primary inventor of the
                                                               Company's technology. Mr. Ovshinsky also
                                                               serves as: the Chairman of the Board and Chief
                                                               Executive Officer of Ovonic Battery; a member
                                                               of the Board of Managers of GM Ovonic; a
                                                               director of United Solar; and Co-Chairman of
                                                               the Board of Directors of Sovlux. Mr.
                                                               Ovshinsky is the husband of Dr. Iris M.
                                                               Ovshinsky.

Iris M. Ovshinsky          1960          Vice President        Dr. Ovshinsky, 68, co-founder and Vice
                                         and Director          President of the Company, has been
                                                               associated with the  Company as an executive
                                                               officer and Director since its inception in
                                                               1960.  Dr. Ovshinsky also serves as a director
                                                               of Ovonic Battery.  Dr. Ovshinsky is the wife
                                                               of Stanford R. Ovshinsky.

Ralph F. Leach             1977          Chairman of the       Mr. Leach, 78, until his retirement in
                                         Board and Director    December 1977, was for more than five years
                                                               Chairman of the Executive Committee of J.P.
                                                               Morgan & Co. and Morgan Guaranty Trust Company
                                                               of New York, institutional bankers, and is
                                                               presently a member of that company's
                                                               Directors' Advisory Council. Mr. Leach is a
                                                               member of the Audit and Compensation
                                                               Committees of the Board.

Nancy M. Bacon             1977          Senior Vice           Mrs. Bacon, 49, joined the Company in
                                         President             1976 as its Vice President of Finance and
                                         Government            Treasurer. Mrs. Bacon became the Senior Vice
                                         Contracts and         President Government Contracts and
                                         International         International Projects of the Company in
                                         Projects and          August 1993.  Mrs. Bacon also serves on the
                                         Director              Boards of Directors of Sovlux and United
                                                               Solar.
























Umberto Colombo            1995          Director              Prof. Colombo, 67, is currently the Chairman
                                                               of the Scientific Councils of the ENI Enrico
                                                               Mattei Foundation and of the  Instituto Per
                                                               l'Ambiente in Italy. He was Chairman of the
                                                               Italian National Agency for New Technology,
                                                               Energy and the Environment until April 1993
                                                               and then served as Minister for Universities,
                                                               Science and Technology in the Italian
                                                               Government until May, 1994.  Prof. Colombo is
                                                               also active in international science policy
                                                               institutions as a consultant.

Jack T. Conway             1980          Director              Mr. Conway, 76, is President and Chief
                                                               Executive Officer of the Community Housing
                                                               Corporation of Sarasota.  From 1985 to 1990,
                                                               Mr. Conway was a trustee of the Aspen
                                                               Institute.  Mr. Conway was also formerly a
                                                               management consultant to the Company.  Mr.
                                                               Conway serves on the Audit and Compensation
                                                               Committees of the Board.

Hellmut Fritzsche          1969          Vice President        Dr. Fritzsche, 68, is a professor of Physics
                                         and Director          at the University of Chicago, where he has
                                                               taught since 1957, and was Chairman of the
                                                               Department of Physics until September 30,
                                                               1986.  Dr. Fritzsche has been a Vice President
                                                               of the Company since 1965, acting on a
                                                               part-time basis, chiefly in the Company's
                                                               research and product development activities.
                                                               Dr. Fritzsche also serves on the Board of
                                                               Directors of United Solar.

Joichi Ito                 1995          Director              Mr. Ito, 29, is presently President of
                                                               Eccosys, Ltd., a Japanese corporation, and
                                                               Transoceanic Ventures, Inc., a U.S.
                                                               corporation.  Mr. Ito is an expert on new
                                                               computer technology and networked information
                                                               systems.  He writes and lectures extensively
                                                               in the United States, Japan and Europe and
                                                               serves as a director of and consultant to many
                                                               international companies in the field of
                                                               information technology.

Walter J. McCarthy, Jr.    1995          Director              Mr. McCarthy, 70, until his retirement in
                                                               April, 1990, was the Chairman and Chief
                                                               Executive Officer of Detroit Edison Company.
                                                               Mr. McCarthy has served as a consultant to the
                                                               Company since October, 1990.  Until April,
                                                               1995, Mr. McCarthy also served on the Boards
                                                               of Comerica Bank, Detroit Edison Company and
                                                               Federal-Mogul Corporation.  He serves on the
                                                               Audit and Compensation Committees of the
                                                               Board.  He is a member of the National Academy
                                                               of Engineering.





Florence I. Metz           1995          Director       Dr. Metz, 65, for the past five years has
                                                        held various executive positions with Inland
                                                        Steel Company: General Manager, New Ventures,
                                                        Inland Steel Company (1989-1991); General
                                                        Manager, New Ventures, Inland Steel
                                                        Industries (1991-1992) and Advanced Graphite
                                                        Technologies (1992-1993).  Dr. Metz is
                                                        presently Program Manager for Business and
                                                        Strategic Planning at Inland Steel.  Dr. Metz
                                                        also serves on the Board of Directors of
                                                        Ovonic Battery.

Haru Reischauer            1990          Director       Mrs. Reischauer, 80, was initially appointed
                                                        as a Director to fill the unexpired term of
                                                        Edwin O. Reischauer (former U.S. Ambassador to
                                                        Japan) after his death in September 1990, and
                                                        was re-elected to the Board of Directors in
                                                        1992. Mrs. Reischauer also serves on the Board
                                                        of Directors of United Solar. She is an author
                                                        and lecturer.

Nathan J. Robfogel         1990          Director       Mr. Robfogel, 60, is presently a partner with
                                                        the law firm of Harter, Secrest & Emery, which
                                                        he joined in 1959.  Mr. Robfogel concentrates
                                                        his legal practice in the corporate and
                                                        securities fields, and has also been engaged
                                                        in his firm's Governmental Affairs practice.
                                                        In 1989, Mr. Robfogel was appointed Chairman
                                                        of the Board of Directors of the New York
                                                        State Facilities Development Corporation, a
                                                        public benefit corporation.

Stanley K. Stynes          1977          Director       Dr. Stynes, 63, was Dean of the  College of
                                                        Engineering at Wayne State  University from
                                                        1970 to August 1985, and a Professor of
                                                        Engineering at Wayne  State University from
                                                        1985 until his retirement in 1992.  He has
                                                        been involved in various administrative,
                                                        teaching, research and related activities. Dr.
                                                        Stynes serves as Chairman of the Audit
                                                        Committee of the Board.



                                     * * *



     Dr. Robert R. Wilson, served as a director to the Company from 1978 to 1993 and was appointed Director Emeritus in January 1994. Until his retirement in July 1978, Dr. Wilson was the founder and the director for more than ten years of the Fermi National Accelerator Laboratory. Since retirement, Dr. Wilson has been a Professor Emeritus of physics at both Cornell and Columbia universities and was formerly President of the American Physical Society.

     The executive officers of the Company are as follows:




                                                                Served As An Executive
        Name          Age      Office                           Officer or Director Since
        ----          ---      ------                           -------------------------
Stanford R. Ovshinsky 72   President, Chief Executive Officer            1960(1)
                           and  Director


Iris M. Ovshinsky     68   Vice President and Director                   1960(1)


Nancy M. Bacon        49   Senior Vice President--Government             1976
                           Contracts and International Projects
                           and Director

Hellmut Fritzsche     68   Vice President and Director                   1969


Subhash K. Dhar       44   President and Chief Operating Officer         1986
                           of Ovonic Battery


Kenneth A. Pullis     54   Acting Chief Financial Officer and            1993
                           Treasurer



- ----------------

(1) The predecessor of the Company was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.

     See above for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Nancy M. Bacon and Hellmut Fritzsche.

     Subhash K. Dhar joined the Company in 1981 and has held various positions with Ovonic Battery since its inception in October 1982. Mr. Dhar has served as Chief Operating Officer of Ovonic Battery since 1986 and President since 1987.

     Kenneth A. Pullis joined the Company in 1982 as Controller. Mr. Pullis was elected Acting Chief Financial Officer and Treasurer of the Company in August 1993.

                      SIGNIFICANT ADVISOR TO THE COMPANY

     Robert C. Stempel, Senior Business and Technical Advisor to Stanford R. Ovshinsky, is the retired Chairman and Chief Executive Officer of General Motors. Mr. Stempel is a member of the Society of Automotive Engineers, the American Society of Mechanical Engineers, the Engineering Society of Detroit, and he has been elected to the National Academy of Engineering, one of the highest honors to be accorded an engineer. Mr. Stempel serves, along with Mr. Ovshinsky, as Ovonic Battery's representative on the five-member Board of Managers of GM Ovonic. Mr. Stempel is also actively involved in all aspects of the Company's business. Mr. Stempel is a technical consultant to General Motors for EVs and batteries and has been invaluable to the Company as well as the entire emerging EV industry.

ITEM 11: EXECUTIVE COMPENSATION

     The following tables set forth the compensation paid by the Company during its last three fiscal years to its Chief Executive Officer and each of its other executive officers earning in excess of $100,000 per year in the fiscal year ended June 30, 1995.



                          SUMMARY COMPENSATION TABLE


                                                          Annual      Long Term
                                                       Compensation  Compensation
                                                       ------------  -----------
Name and Principal                           Fiscal
     Position                                Year(1)   Salary(2)       Options
- ------------------                           -------   ---------       -------
Stanford R. Ovshinsky,                       1995       $256,567       294,957(4)
President and Chief Executive Officer (3)    1994       $229,615       153,369(4)
                                             1993       $150,000

Iris M. Ovshinsky,                           1995       $153,846       196,888
Vice President                               1994       $134,712       102,246
                                             1993            (5)

Nancy M. Bacon,                              1995       $225,000       160,200
Senior Vice President -- Government          1994       $156,884
Contracts and International Projects         1993       $148,000        50,000

Subhash K. Dhar,                             1995       $165,769         7,960
President and Chief Operating Officer of     1994       $123,461        30,000
Ovonic Battery                               1993       $120,000        22,600

- --------------
(1)  The Company's fiscal year is July 1 to June 30.
(2)  Does not include taxable income resulting from exercise of stock options.
(3) In September 1993, Mr. Ovshinsky entered into separate employment agreements with the Company and Ovonic Battery. See "Employment Agreements." The amounts indicated include compensation received by Mr. Ovshinsky pursuant to the Employment Agreements with the Company and Ovonic Battery.
(4) Does not include option to purchase shares of Ovonic Battery. See "Employment Agreements."
(5)  Less than $100,000.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 1995.


                                                                                   Potential Realizable Value at
                                                                                     Assumed Annual Rates of
                                                                                    Stock Price Appreciation for
                                   Individual Grants                                       Option Term(1)
                                   -----------------                                   --------------------

                                    % of Total
                                    Options
                       Options      Granted             Exercise
                       Granted      to Employees        Price    Expiration
        Name               (#)      in Fiscal Year      ($/Sh)      Date           0%            5%          10%
        ----           -------      -------------       -----    ----------      ----------------------------------
Stanford R.           100,000         11.60%          $11.75       9/1/2000           -       $  399,612  $  906,584
Ovshinsky             194,957         22.62%          $11.875      2/23/2005          -       $1,455,963  $3,689,696

Iris M. Ovshinsky      50,000          5.80%          $11.75       9/1/2000           -       $  199,806  $  453,292
                      146,888         17.04%          $11.875      2/23/2005                  $1,096,978  $2,779,957

Nancy M. Bacon         35,000          4.06%          $11.75       9/1/2000           -       $  139,864  $  317,304
                      125,200         14.52%          $11.875      2/23/2005          -       $  935,009  $2,369,497

Subhash K. Dhar         7,960          0.92%          $11.875      2/23/2005          -       $   59,446  $  150,649

- ------------------------
(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of the Company's stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES

     The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 1995 and the number and value of unexercised options held by the named executive officers at fiscal year end.



                                                              Number of Unexercised    Value of Unexercised
                      Shares Acquired on                        Options at Fiscal      in-the-Money Options
                      Exercise              Value Realized          Year End            at Fiscal Year End
        Name                  (#)                ($)        Exercisable/Unexercisable  Exercisable/Unexercisable
        ----          -------------------   --------------  -------------------------  -------------------------
Stanford R.
Ovshinsky(1)(5)               750               3,281            203,791/254,957          $1,695,067/$1,122,937

Iris M. Ovshinsky(2)(5)       750               3,281            129,194/176,888          $1,100,045/$777,635

Nancy M. Bacon(3)(5)        6,000              39,000             91,800/158,200          $  831,775/$756,250

Subhash K. Dhar (4)           -                  -                33,340/31,660           $  307,445/$241,975

(1) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $7.93 per share and $11.85 per share, respectively.

(2) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $7.74 per share and $11.85 per share, respectively.

(3) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $7.19 per share and $11.47 per share, respectively.

(4) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $7.03 per share and $8.61 per share, respectively.

(5) In connection with their exercise of stock options, Mr. Ovshinsky, Dr. Ovshinsky and Mrs. Bacon received unregistered shares of Common Stock and a warrant to purchase an equivalent number of unregistered shares of Common Stock at $11.00 per share.

                             EMPLOYMENT AGREEMENTS

     On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement is six years. Mr. Ovshinsky's employment agreement with the Company provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases as determined by the Board of Directors of the Company and an annual bonus equal to 1% of the pre-tax profits of the Company (excluding Ovonic Battery) or Ovonic Battery.


     Mr. Ovshinsky's employment agreement with Ovonic Battery additionally provides for a right to vote the shares of Ovonic Battery held by the Company following a change in control of the Company. For purposes of the agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of the Company's assets; (ii) the approval by the Company's stockholders of any plan or proposal of liquidation or dissolution of the Company; (iii) the consummation of any consolidation or merger of the Company in which the Company is not the surviving or continuing corporation;
(iv) the acquisition by any person of 30 percent or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in the Company's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy will be exercised by Dr. Iris M. Ovshinsky.

     Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,216 per share to purchase 185 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's Common Stock, representing approximately 6% of Ovonic Battery's outstanding Common Stock. The Ovonic Battery stock options will vest on a quarterly basis over six years commencing with quarter beginning October 1, 1993, subject to Mr. Ovshinsky's continued performance of his obligations to Ovonic Battery under his employment agreement. Vesting of the stock options will accelerate in the event of Mr. Ovshinsky's death, mental or physical disability or termination of employment without cause and in the event of a change in control of the Company.

                           COMPENSATION OF DIRECTORS

     Directors who are neither employees of the Company nor otherwise compensated by the Company are issued approximately $5,000 per year in the Company's Common Stock based on the closing bid price of Common Stock on the first business day of each year. In addition, directors are reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel.

     In October 1994, prior to his appointment as a director to the Company, Mr. Joseph L. Parkinson was granted a warrant to purchase 100,000 unregistered shares of Common

Stock at an exercise price of $9.75 per share, the fair market value of the Common Stock on the date of the grant of the warrant.

     In September 1994, the Company's directors who are not employees of the Company were granted stock options to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $11.75 per share. In February 1995, certain directors who are not employees of the Company were granted stock options to purchase an aggregate of 13,800 shares of Common Stock at an exercise price of $11.875 per share. In addition, in February 1995, Mr. Leach and Mr. Conway, members of the Compensation Committee, were awarded stock options under individual stock option agreements to purchase 100,000 and 17,000 shares of Common Stock, respectively, at an exercise price of $12.00 per share, the fair market value of the Common Stock on the date of the award.

     In connection with the exercise of stock options, and in the case of Mr. Leach, the exercise of previously issued warrants, Messrs. Leach and Conway and Dr. Fritzsche received unregistered shares of Common Stock and a warrant to purchase an equivalent number of unregistered shares of Common Stock at an exercise price of $11.00 per share.

                         COMPENSATION COMMITTEE REPORT

ORGANIZATION AND COMPENSATION COMMITTEE.

     During the fiscal year ended June 30, 1995, the Compensation Committee was composed of Mr. Leach and Mr. Conway. In August 1995, Mr. McCarthy was added to the Compensation Committee. None of the Compensation Committee members are or were during the last fiscal year an officer or employee of the Company or any of its subsidiaries, or had any business relationship with the Company or any of its subsidiaries.

     The Compensation Committee is responsible for administering the policies which govern both annual compensation of executive officers and the Company's stock option plans. The Compensation Committee meets several times during the year to review recommendations from management regarding stock options and compensation. Compensation and stock option recommendations are based upon performance, current compensation, stock option ownership, and years of service to the Company. The Company does not have a formal bonus program for executives, although it has awarded bonuses to its executives from time to time.

BASE SALARY.

     The Committee considers the Company's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market whether scientific, managerial or otherwise so as to enable the Company to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of the Company's common stock such as by a granting of stock option or similar equity-based compensation to instill ownership thinking and align the employees' and stockholders' objectives.

STOCK OPTIONS.

     Stock option grants to Mr. Ovshinsky, Dr. Ovshinsky, Mrs. Bacon and Mr. Dhar were made by the Compensation Committee in accordance with the Compensation Committee's evaluation of their contributions to the Company and years of service. See "Option Grants in Last Fiscal Year." While Mr. Ovshinsky participates in formulating the recommendation of management regarding the grant of stock options, he does not participate in the deliberations of the Compensation Committee.

CHIEF EXECUTIVE OFFICER COMPENSATION.

     During the Company's fiscal year ended June 30, 1994, several changes were made in the compensation arrangements between the Company and its Chief Executive Officer, Stanford R. Ovshinsky. The principal purpose of these changes was to recognize Mr. Ovshinsky's significant past and current contributions to the Company. The Compensation Committee believes these changes were appropriate in light of Mr. Ovshinsky's primary role in implementing the Company's strategic plan and the absence of any material increases in Mr. Ovshinsky's cash or other compensation during the Company's preceding six fiscal years.

     In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $100,000 by the Company and not less than $150,000 by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements."

     In November 1993, stock options to purchase 94,367 shares of Common Stock at an exercise price of $17.75 per share held by Mr. Ovshinsky were cancelled and new stock options, covering 150,000 shares of Common Stock (adjusted to 166,022 shares of Common Stock as of August 31, 1995 in accordance with the anti-dilution provisions of such stock options) at an exercise price of $7.00 per share, were issued to Mr. Ovshinsky by the Company. See "Employment Agreements." In September 1994 and February 1995, Mr. Ovshinsky was granted options to purchase shares of Common Stock under the Company's stock option plans. (See "Option Grants in Last Fiscal Year".) Mr. Ovshinsky's option grants were made at the same time as option grants to other executive officers, certain directors (excluding members of the Compensation Committee), employees and certain consultants and advisors. The Compensation Committee believes that the grant of the foregoing stock options to Mr. Ovshinsky was appropriate in light of the level of Mr. Ovshinsky's cash compensation and his significant contributions to the Company. The grant additionally was consistent with the practice of the Compensation Committee of providing and maintaining meaningful incentives to the Company's management in the form of stock option grants.

                                        COMPENSATION COMMITTEE

                                        Ralph F. Leach
                                        Jack T. Conway

                               PERFORMANCE GRAPH

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
              THE COMPANY, THE NASDAQ - UNITED STATES ISSUERS AND
                    THE NASDAQ - ELECTRONIC COMPONENTS STOCK






THE PERFORMANCE GRAPH REMAINS UNCHANGED FROM THE ONE FILED ON OCTOBER 6, 1995 WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 1995




















                          1990  1991   1992   1993   1994   1995

ECD STOCK                 100   60.5   93.7   111.9  132.3  168.4

NASDAQ Stock Market (US)  100   105.9  127.2  160.0  161.6  215.4

NASDAQ ELEC COMPONENT     100   96.2   117.0  201.6  222.2  460.6

     The total return with respect to NASDAQ - United States Issues and NASDAQ
- - Electronic Component Stocks assumes that dividends were re-invested quarterly and is based on a $100 investment on June 29, 1990.

     ECD has paid no cash dividends in the past and no cash dividends are expected to be paid in the near future.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CLASS A COMMON STOCK



     Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M. Ovshinsky (executive officers, Directors and founders of the Company), own of record 153,420 shares and 65,601 shares, respectively (or approximately 69.8% and 29.8%, respectively), of the outstanding shares of Class A Common Stock. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 14, 1999. As of August 31, 1995, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (the "Sanoh Shares") owned by Sanoh Industrial Co., Ltd. ("Sanoh") under the terms of an agreement dated as of November 3, 1992 between the Company and Sanoh which, together with the Class A Common Stock and 9,584 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 41% of the combined voting power of the Company.

     The following table sets forth, as of June 30, 1995, information concerning the beneficial ownership of Class A Common Stock by each Director and all executive officers and Directors of the Company as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.


                             Class A
                           Common Stock
Name of                Beneficially          Total Number of Shares
Beneficial Owner       Owned(1)                Beneficially Owned       Percentage of Class
- ----------------       --------------------  ----------------------     ----------------------


Stanford R. Ovshinsky        153,420                153,420                  69.8%
Iris M. Ovshinsky             65,601                 65,601                  29.8%
All other executive
officers and
directors as a group
(13 persons)                    --                     --                     --
Total                        219,021                219,021                  99.6%

- ----------------------
(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Mrs. Ovshinsky's family. Neither Mr. nor Mrs. Ovshinsky has voting or investment power with respect to such shares.

                                  COMMON STOCK

      DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth, as of August 31, 1995, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of the Company as a group. All shares are owned directly except as otherwise indicated.


                           Amount and Nature of
Name of Beneficial Owner  Beneficial Ownership(1)       % of Class(2)
- ------------------------  -----------------------       ------------
Nancy M. Bacon                        154,460 (3)       1.9%
Umberto Colombo                             -            -
Jack T. Conway                         45,286 (4)        *
Subhash K. Dhar                        48,024 (5)        *
Hellmut Fritzsche                      34,222 (6)        *
Joichi Ito                              3,500 (7)        *
Ralph F. Leach                        366,287 (8)       4.4%
Walter J. McCarthy, Jr.                14,000 (9)        *
Florence I. Metz                        3,000(10)        *
Iris M. Ovshinsky                     257,772(11)       3.1%
Stanford R. Ovshinsky                 572,275(12)       6.6%
Kenneth A. Pullis                       5,800(13)        *
Haru Reischauer                        40,049(14)        *
Nathan J. Robfogel                      8,430(15)        *
Stanley K. Stynes                      23,049(16)        *
All executive officers
and directors as a
group (15 persons)                  1,576,154           16.9%


- ------------------
*Less than 1%.

(1) Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty days, whether through the exercise of options or warrants or through the conversion of another security.

(2) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof (see Note (1) above) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 141,880 shares represented by options exercisable within 60 days and 6,000 shares represented by warrants exercisable within 60 days.

(4) Includes 33,800 shares represented by options exercisable within 60 days and 4,000 shares represented by warrants exercisable within 60 days.

(5) Includes 45,524 shares represented by options exercisable within 60 days.

(6) Includes 28,612 shares represented by options exercisable within 60 days and 1,980 shares represented by warrants exercisable within 60 days.

(7) Includes 3,500 shares represented by options exercisable within 60 days.

(8) Includes 50,000 shares represented by options exercisable within 60 days and 32,000 shares represented by warrants exercisable within 60 days.

(9) Includes 9,000 shares represented by options exercisable within 60 days and 2,000 shares of Common Stock owned by Mr. McCarthy's wife.

(10) Includes 2,000 shares represented by options exercisable within 60 days.

(11) Includes 189,437 shares (adjusted as of August 31, 1995) represented by options exercisable within 60 days, 65,601 shares of Class A Common Stock which are convertible into Common Stock and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

(12) Includes 284,005 shares (adjusted as of August 31, 1995) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power, 153,420 shares of Class A Common Stock which are convertible into Common Stock, and 750 shares represented by warrants exercisable within 60 days . Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

(13)    Includes 5,800 shares represented by options exercisable within 60 days.

(14) Includes 34,000 shares represented by options exercisable within 60 days, and 2,885 shares of Common Stock held in a trust of which Mrs. Reischauer is trustee.

(15) Includes 7,500 shares represented by options exercisable within 60 days.

(16) Includes 17,000 shares represented by options exercisable within 60 days.

     PRINCIPAL SHAREHOLDERS. The following table sets forth, as of August 31, 1995, to the knowledge of the Company, the beneficial holders of more than 5% of the Company's Common Stock (see footnotes for calculation used to determine "percentage of class" category):


Name and Address of                 Amount and Nature of
Beneficial Holder                   Beneficial Ownership    Percentage of Class(1)
- -----------------                  ----------------------   ----------------------
Stanford R. and Iris M. Ovshinsky           830,047 (2)              9.3 %
1675 West Maple Road
Troy, Michigan 48084

- --------------------
(1) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 14,
        1999), 9,584 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights, 473,442 shares represented by options exercisable within 60 days and 1,500 shares represented by warrants exercisable within 60 days held by Mr. and Dr. Ovshinsky.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CANON/UNITED SOLAR. In June, 1990, the Company formed United Solar, a joint venture with Canon, in which Canon and the Company each own 49.98% of the outstanding shares, with the balance held by Mrs. Haru Reischauer, a member of the Company's Board of Directors. Mrs. Reischauer is also a director of United Solar. In February 1995, United Solar placed an $8 million order with the Company for new machinery and equipment to upgrade and expand its photovoltaic production capacity. In the year ended June 30, 1995, the Company performed various administrative, analytical and shop services for United Solar for which United Solar was charged approximately $91,000. In July 1993, the Company, Canon and United Solar entered into an investment agreement pursuant to which Canon agreed to invest an additional $20 million in United Solar (without any change in the equity ownership of the Company or Canon), and the Company granted United Solar and Canon a license to certain photovoltaic technology. The parties have agreed that Mrs. Reischauer will maintain her existing percentage equity ownership in United Solar.

     MISCELLANEOUS. Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by the Company as Director of its Machine Design Division working principally in the design of manufacturing equipment. He received $107,538 in salary during the year ended June 30, 1995.

                                   PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K


(a)   1.        Financial statements:                                       Page
                                                                            ----
      The following financial statements are included in Part II, Item 8:

             Independent Auditors' Report ................................  32

             Consolidated balance sheets - June 30, 1995 and 1994 ........  33

             Consolidated statements of operations - years ended
                    June 30, 1995, 1994 and 1993 .........................  35

             Consolidated statements of stockholders' equity (deficit)
                    years ended June 30, 1995, 1994 and 1993 .............  36

             Consolidated statements of cash flows - years ended
                    June 30, 1995, 1994 and 1993 .........................  38

             Notes to consolidated financial statements ..................  40


     Individual financial statements and schedules of the Company have been omitted as permitted by the instructions.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this Report.



(c)  Exhibits


                                                                     Page or
                                                                     Reference
                                                                     ---------

3.1     Restated Certificate of Incorporation filed
        September 29, 1967                                               (a)

3.2     Certificate of Amendment to Certificate of Incorporation
        filed May 22, 1972 increasing authorized shares of the
        Company's Common Stock from 2,000,000 shares to 5,000,000
        shares                                                           (b)


3.3     Certificate of Amendment to Certificate of Incorporation
        filed September 15, 1978 increasing and extending voting
        rights of the Company's Class A Common Stock and
        establishing class voting with respect to other matters          (c)

3.4     Certificate of Amendment to Certificate of Incorporation
        filed January 7, 1982 increasing and extending voting rights
        to the Company's Class A Common Stock                            (d)

3.5     Certificate of Amendment to Certificate of Incorporation
        filed July 23, 1982 increasing authorized shares of the
        Company's Common Stock from 5,000,000 shares to 10,000,000
        shares                                                           (e)

3.6     Bylaws in effect on May 18, 1982                                 (f)

3.7     Amendment to Article XIII of By-Laws                             (g)

3.8     Certificate of Amendment to Certificate of Incorporation
        filed May 9, 1988 including various amendments, including
        increasing authorized shares of the Company's Common Stock
        from 10,000,000 shares to 15,000,000 shares                      (h)

3.9     Certificate of Incorporation of United Solar Systems Corp.       (i)

3.10    Bylaws of United Solar Systems Corp.                             (j)

3.11    Certificate of Amendment to Certificate of Incorporation
        filed September 13, 1993 extending voting rights of the
        Company's Class A Common Stock                                   (k)

4.1     Agreement among the Company, Stanford R. Ovshinsky and Iris
        M. Ovshinsky, relating to the automatic conversion of
        Class A Common Stock into the Company's Common Stock upon
        the occurrence of certain events, dated September 15, 1964       (l)

10.1    Patent License Agreement between the Company and Hitachi,
        Ltd. dated October 29, 1984                                      (m)

10.2    Patent License Agreement dated September 10, 1985 between
        the Company and Sony Corporation relating to optical
        memory technology                                                (n)

10.3    License Agreement effective as of June 18, 1985 between the
        Company and Canon Inc., as restated on September 20, 1985        (o)

10.4    Memorandum of Understanding dated as of April 17, 1986 among
        Sovonics Solar Technology, the Company and certain Indian
        Investors relating to a photovoltaic joint venture               (p)

10.5    Non-Assertion Agreement dated June 16, 1986 between the
        Company and Canon Inc.                                           (q)


10.6    Amendment to the Patent License Agreement dated December 5,
        1986 between the Company and Matsushita Electric Industrial
        Co., Ltd.                                                        (r)

10.7    Joint Venture Agreement effective as of June 1, 1987 between
        the Company and Canon Inc.                                       (s)

10.8    License Agreement dated as of June 29, 1987 between the
        Company and Ovonic Battery                                       (t)

10.9    Energy Conversion Devices, Inc. 1987 Stock Option and
        Incentive Plan                                                   (u)

10.10   Agreement dated October 24, 1983 between the Company and
        Asahi Chemical Industry Co. Ltd.                                 (v)

10.10   License Agreement and Supplemental Understanding dated
        February 10, 1989 between Varta Batterie AG and the Company
        and Ovonic Battery Company                                       (w)

10.12   Charter of the Soviet-American Joint Venture, SOVLUX, dated
        January 11, 1990                                                 (x)

10.13   Agreement on the Establishment and Activity of the
        Soviet-American Joint Venture, SOVLUX, dated
        January 11, 1990                                                 (y)

10.14   License and Joint R&D Agreement entered into as of February
        20, 1990 by and between Hitachi Maxell, Ltd., the Company and
        Ovonic Battery Company, Inc.                                     (z)

10.15   Joint Venture Agreement dated as of June 27, 1990 by and
        between Canon Inc. and the Company filed confidentially
        pursuant to Rule 24b-2                                           (aa)

10.16   Asset Acquisition Agreement by and between the Company and
        United Solar Systems Corp. dated as of July 3, 1990              (bb)

10.17   Exclusive License Agreement dated July 6, 1990 made by and between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2                            (cc)

10.18   Know-How Cross-License Agreement dated July 6, 1990 made by and between Canon Inc., the Company and United Solar Systems
        Corp. filed confidentially pursuant to Rule 24b-2                (dd)

10.19   Option License Agreement dated July 6, 1990 made by and
        between the Company and Canon Inc. filed confidentially
        pursuant to Rule 24b-2                                           (ee)



10.20   Option License Agreement dated July 6, 1990 made by and
        between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2                            (ff)

10.21   Basic Understanding between Canon and United Solar filed
        confidentially pursuant to Rule 24b-2                            (gg)

10.22   Basic Understanding between United Solar and Canon filed
        confidentially pursuant to Rule 24b-2                            (hh)

10.23   License agreement by and between the Company, Ovonic Battery
        and Gates Energy Products dated October 25, 1990                 (ii)

10.24   Amended Master Agreement made and entered into by and between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991                                           (jj)

10.25   Memory Patent License Agreement made and entered into by and between the Company and Matsushita Electric Industrial Co.,
        Ltd. dated January 24, 1991                                      (kk)

10.26   Memory Patent License Agreement by and between the Company
        and Asahi Chemical Industry Co., Ltd. dated April 26, 1991       (ll)

10.27   License Agreement by and between the Company, Ovonic Battery
        and Samsung Electronics Co., Ltd. dated June 10, 1991            (mm)

10.28   License Agreement between the Company, Ovonic Battery and
        Sylva Industries Limited dated June 14, 1991                     (nn)

10.29   License Agreement by and between the Company and Ovonic
        Battery and Harding Energy Systems, Inc. dated August 28,
        1991                                                             (oo)

10.30   Agreement Supplement entered into as of October 31, 1991 by and between Hitachi Maxell, Ltd., the Company and Ovonic
        Battery                                                          (pp)

10.31   License Agreement made as of November 20, 1991 by and between
        the Company, Ovonic Battery and Hyundai Motor Company            (qq)

10.32   Agreement effective as of March 9, 1992 by and between the
        Company, Ovonic Battery and Mitsubishi Materials Corporation     (rr)

10.33   Memory Patent License Agreement effective as of April 1, 1992
        by and between the Company and Plasmon Limited                   (ss)

10.34   Amended and Restated Agreement between the Company and OIS
        Optical Imaging Systems, Inc. dated April 14, 1992               (tt)



10.35   Amorphous Silicon Sensor License Agreement between the
        Company and OIS Optical Imaging Systems, Inc. dated
        April 14, 1992                                                   (uu)

10.36   Development Agreement between United States Advanced Battery
        Consortium (USABC), the Company and Ovonic Battery dated
        May 4, 1992 filed confidentially pursuant to Rule 24b-2          (vv)

10.37   Option License Agreement effective as of September 8, 1992 by and between the Company, Ovonic Battery and Sylva Industries
        Limited                                                          (ww)

10.38   Definitized Subcontract No. ZM-2-11040-7 under Prime Contract
        No. DE-AC02-83CH10093 between Midwest Research
        Institute/National Renewable Energy Laboratory Division and
        the Company dated September 29, 1992                             (xx)

10.39   Master Equipment Lease Agreement dated as of September 28,
        1992 between Financing for Science and Industry, Inc. and
        Ovonic Battery Company, Inc.                                     (yy)

10.40   ECD/Sanoh Collaboration Agreement dated as of November 11,
        1992 between the Company and Sanoh Industrial Co., Ltd.          (zz)

10.41   Memorandum Agreement dated as of April 22, 1993 between the
        Company and Sanoh Industrial Co., Ltd. filed confidentially
        pursuant to Rule 24b-2                                           (aaa)

10.42   Memory Patent License Agreement dated as of February 3, 1993
        between the Company and Toshiba Corporation                      (bbb)

10.43   Master Equipment Lease Agreement dated as of March 31, 1993
        between Ovonic Battery Company, Inc. and the Company             (ccc)

10.44   Joint Business Agreement dated as of May 20, 1993 among the
        Company, Ovonic Synthetic Materials Company and Sanoh
        Industrial Co., Ltd.                                             (ddd)

10.45   Investment Agreement dated as of July 9, 1993 among the
        Company, United Solar Systems Corp. and Canon, Inc.              (eee)

10.46   Amendment to Exclusive License Agreement dated as of July 22,
        1993 between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2                            (fff)

10.47   License Agreement dated as of July 22, 1993 between the
        Company and United Solar System Corp. filed confidentially
        pursuant to Rule 24b-2                                           (ggg)

10.48   Amendment to Option License Agreement dated as of July 22,
        1993 between the Company and United Solar Systems Corp.          (hhh)


10.49   License Agreement between the Company and a Japanese Battery
        Manufacturer filed confidentially pursuant to Rule 24b-2         (iii)

10.50   Financial Assistance Award dated September 1, 1993 granted to
        the Company by the Department of Energy                          (jjj)

10.51   Intercompany Services Agreement dated as of September 2, 1993
        between the Company and Ovonic Battery Company, Inc.             (kkk)

10.52   Amended and Restated License Agreement and Assignment dated as of September 2, 1993 between the Company and Ovonic
        Battery Company, Inc.                                            (lll)

10.53   Intercompany Agreement Concerning Battery License dated as of
        September 2, 1993 between the Company and Ovonic Battery
        Company, Inc.                                                    (mmm)
10.54   Subordinated Promissory Note dated as of September 2, 1993       (nnn)
10.55   Executive Employment Agreement dated as of September 2, 1993 between the Company, Ovonic Battery Company, Inc. and
        Stanford R. Ovshinsky                                            (ooo)

10.56   Executive Employment Agreement dated as of September 2, 1993
        between the Company and Stanford R. Ovshinsky                    (ppp)
10.57   License Agreement dated as of May 10, 1993 between the
        Company, Ovonic Battery Company, Inc. and Daido Steel Co.,
        Ltd.                                                             (qqq)
10.58   Stock Option Agreement by and between Ovonic Battery Company,
        Inc. and Stanford R. Ovshinsky dated as of November 18, 1993     (rrr)

10.59   Stock Option Agreement by and between the Company and
        Stanford R. Ovshinsky dated as of November 18, 1993              (sss)

10.60   Stock Option Agreement by and between the Company and Iris M.
        Ovshinsky dated as of November 18, 1993                          (ttt)

10.61   Subcontract No. ZAR-4-13294-01 under Prime Contract No.
        DE-AC02-83CH10093 between Midwest Research Institute/National
        Renewable Energy Laboratory Division and the Company dated
        November 11, 1993                                                (uuu)

10.62   Battery Purchase and Engineering Development Agreements
        between a Japanese Automobile Manufacturer and the Company dated December 8, 1993 filed confidentially pursuant to Rule
        24b-2                                                            (vvv)




10.63   Stock Purchase Agreement by and between Sanoh Industrial Co.,
        Ltd., the Company and Ovonic Battery dated December 31, 1993     (www)

10.64   Stakeholder Agreement between Ovonic Battery Company, Inc.
        and General Motors Corporation for the organization of GM
        Ovonic L.L.C. dated June 14, 1994 filed confidentially
        pursuant to Rule 24b-2                                           (xxx)

10.65   Letter Agreement dated June 20, 1994 between Sanoh Industrial
        Co., Ltd. and the Company                                        (yyy)

10.66   Amendment No. 1 to Development Agreement between United
        Stated Advanced Battery Consortium (USABC), the Company and
        Ovonic Battery Company, Inc. dated June 24, 1994 filed
        confidentially pursuant to Rule 24b-2                            (zzz)

10.67   Amendment AOO2 to United States Department of Energy
        Cooperative Agreement No. DE-FC36-93CH10571, Rooftop PV
        System, dated July 5, 1994                                       (aaaa)

10.68   Subcontract No. ZAN-4-13318-11 under Prime Contract No.
        DE-AC36-83CH10093 between Midwest Research Institute/National
        Renewable Energy Laboratory Division and the Company dated
        July 19, 1994                                                    (bbbb)

10.69   License Agreement effective as of September 5, 1994 between
        Micron Technology, Inc. and the Company                          (cccc)

10.70   Consumer Battery License Agreement effective as of December
        15, 1994 by and between the Company, Ovonic Battery Company,
        Inc. and Sanyo Electric Co., Ltd., filed confidentially
        pursuant to Rule 24b-2.                                          (dddd)

10.71   Consumer Battery License Agreement effective as of December
        20, 1994 by and between the Company, Ovonic Battery Company,
        Inc. and Toshiba Battery Co., Ltd., filed confidentially
        pursuant to Rule 24b-2.                                          (eeee)

10.72   Second Amendment to Sylva/ECD/OBC License Agreement effective as of January 1, 1995 by and between the Company, Ovonic
        Battery Company, Inc. and Sylva Industries, Ltd., portions of
        which have been filed confidentially pursuant to Rule 24b-2.     (ffff)

10.73   Consumer battery agreement effective as of January 10, 1995 by and between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer, portions of which have been
        filed confidentially pursuant to Rule 24b-2.                     (gggg)


10.74   Contracts dated February 8, 1995 by and between the Company and United Solar Systems Corp. for purchase and sale of 5MW
        a-Si Alloy Processor and Back-Reflector Machine, portions of
        which have been filed confidentially pursuant to Rule 24b-2.    (hhhh)

10.75   Battery License Agreement dated March 28, 1995 by and between
        Ovonic Battery Company, Inc. and Walsin Technology Corp.,
        portions of which have been filed confidentially pursuant to
        Rule 24b-2.                                                     (iiii)

10.76   Amendment to License and Joint R&D Agreement effective as of
        March 31, 1995 by and between Hitachi Maxell, Ltd., the
        Company and Ovonic Battery Company, Inc., portions of which
        have been filed confidentially pursuant to Rule 24b-2.          (jjjj)

10.77   Energy Conversion Devices, Inc. 1995 Non-Qualified Stock
        Option Plan                                                     (kkkk)

10.78   Memory Patent License Agreement by and between Toray
        Industries, Inc. and the Company effective as of April 1,
        1995                                                            (llll)

10.79   Amendment Agreement by and between Varta Batterie A.G., the
        Company and Ovonic Battery effective as of June 8, 1995,
        portions of which have been filed confidentially pursuant to
        Rule 24b-2                                                      (mmmm)

10.80   Amendment to License Agreement by and between Samsung Display
        Devices Co., Ltd., the Company and Ovonic Battery effective as of June 23, 1995, portions of which have been filed
        confidentially pursuant to Rule 24b-2                           (nnnn)

10.81   Amendment Agreement by and between Eveready Battery Company,
        Inc., the Company and Ovonic Battery effective as of June 23,
        1995, portions of which have been filed confidentially
        pursuant to Rule 24b-2                                          (oooo)

10.82   Subcontract Agreement between Micron Technology, Inc. and the
        Company effective July 1, 1995, under Advanced Research
        Projects Agency Contract MDA972-92-C-0054, portions of which
        have been filed confidentially pursuant to Rule 24b-2           (pppp)

11.1    Computation of Earnings Per Share Attributable to Common Stock  103

22.1    List of all direct and indirect subsidiaries of the Company     (qqqq)

23.1    Consent of Independent Auditors                                 104

28.1    Decision and Order dated May 25, 1993                           (rrrr)

28.2    Order dated August 18, 1993                                     (ssss)


                             Notes to Exhibit List

(a) Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.

(b) Filed as Exhibit 3-A-1 to Amendment No. 3 of the Company's Registration Statement on Form S-1 (Registration No. 2-40597) and incorporated herein by reference.

(c) Filed as Exhibit 3-A-2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 2-61551) and incorporated herein by reference.

(d)     Filed as Exhibit 1 to the Company's Quarterly Report on Form
        10-Q for the quarter ended December 31, 1981 and incorporated herein by reference.

(e)     Filed as Exhibit 6 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1982 and incorporated herein by reference.

(f) Filed as Exhibit 3.7 to the Company's original Annual Report on Form 10-K for the fiscal year ended June 30, 1984 and incorporated herein by reference.

(g)     Filed as Exhibit 5 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1982 and incorporated herein by reference.

(h)     Filed as Exhibit 3.8 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(i) Filed as Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(j) Filed as Exhibit 3.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(k)     Filed as Exhibit 3.11 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(l) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(m)     Filed as Exhibit 28.1 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1984 and incorporated herein by reference.

(n) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1985 and incorporated herein by reference.

(o) Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal June 30, 1986 and incorporated herein by reference.

(p)     Filed as Exhibit 10.1 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended March 31, 1986 and incorporated herein by reference.

(q) Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (dated June 13, 1986) and incorporated herein by reference.

(r)     Filed as Exhibit 10.8 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended December 31, 1986 and incorporated herein by reference.

(s) Filed as Exhibit 10.7 to the Company's Form 8 Amendment No. 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 and incorporated herein by reference.

(t) Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(u)     Filed as Exhibit 10.110 to the Company's Annual Report on
        Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(v)     Filed as Exhibit 10.112 to the Company's Annual Report on
        Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(w) Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, as amended, and incorporated herein by reference.

(x) Filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(y) Filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.


(z) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(aa) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(bb) Filed as Exhibit 10.95 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(cc) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(dd) Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(ee) Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(ff) Filed as Exhibit 10.99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(gg) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(hh) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(ii) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated October 25, 1990 and incorporated herein by reference.

(jj) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(kk) Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(ll)    Filed as Exhibit 10.1 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(mm) Filed as Exhibit 10.114 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(nn) Filed as Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(oo) Filed as Exhibit 10.116 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(pp) Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(qq) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 , as amended, and incorporated herein by reference.

(rr) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 1992, as amended, and incorporated herein by reference.

(ss) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(tt) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(uu) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(vv) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(ww) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

'
(xx) Filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(yy) Filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(zz) Filed as Exhibit 10.85 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(aaa) Filed as Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(bbb) Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ccc) Filed as Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ddd) Filed as Exhibit 10.89 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(eee) Filed as Exhibit 10.90 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(fff) Filed as Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ggg) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(hhh) Filed as Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(iii) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(jjj) Filed as Exhibit 10.95 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(kkk) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(lll) Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(mmm) Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(nnn) Filed as Exhibit 10.99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ooo) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ppp)   Filed as Exhibit 10.101 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(qqq)   Filed as Exhibit 10.103 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(rrr)   Filed as Exhibit 10.1 to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(sss)   Filed as Exhibit 10.2 to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(ttt)   Filed as Exhibit 10.3 to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(uuu)   Filed as Exhibit 10.72 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(vvv)   Filed as Exhibit 10.73 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(www)   Filed as Exhibit 10.1 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(xxx) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(yyy)   Filed as Exhibit 10.76 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(zzz)   Filed as Exhibit 10.77 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(aaaa)  Filed as Exhibit 10.78 to the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(bbbb) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(cccc) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(dddd) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(eeee) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(ffff) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(gggg) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(hhhh) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(iiii) Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(jjjj) Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.


(kkkk) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(llll) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(mmmm) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(nnnn) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(oooo) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(pppp) Filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended, and incorporated herein by reference.

(qqqq) Filed as Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(rrrr) Filed as Exhibit 28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ssss) Filed as Exhibit 28.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ENERGY CONVERSION DEVICES, INC.



                        By:  /s/ Stanford R. Ovshinsky
                           ------------------------------------------
                             Stanford R. Ovshinsky,
                             President and Chief Executive Officer
                             (Principal Executive Officer)



Dated:  September 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Nancy M. Bacon
- -------------------------
     Nancy M. Bacon          Director                       September 25, 1996
                                                            ------------------

/s/ Umberto Colombo
- -------------------------
   Umberto Colombo           Director                       September 25, 1996
                                                            ------------------
/s/ Jack T. Conway
- ------------------
Jack T. Conway               Director                       September 25, 1996
                                                            ------------------

/s/ Hellmut Fritzsche
- ---------------------
Hellmut Fritzsche            Director                       September 25, 1996

                                                            ------------------


- -------------------------
Joichi Ito                   Director
                                                            ------------------
/s/ Walter J. McCarthy, Jr.
- -------------------------
Walter J. McCarthy, Jr.      Director                       September 25, 1996
                                                            ------------------

/s/ Florence I. Metz
- --------------------
Florence I. Metz             Director                       September 25, 1996
                                                            ------------------

/s/ Iris M. Ovshinsky
- -------------------------
Iris M. Ovshinsky            Director                       September 25, 1996
                                                            ------------------




/s/ Stanford R. Ovshinsky
- -------------------------
Stanford R. Ovshinsky        President, Chief Executive     September 25, 1996
                             Officer and Director           ------------------
                             (Principal Executive Officer)
/s/ Kenneth A. Pullis
- ---------------------
Kenneth A. Pullis            Acting Chief Financial         September 25, 1996
                             Officer (Principal Financial   ------------------
                             Officer)

/s/ Haru Reischauer
- -------------------
Haru Reischauer              Director                       September 25, 1996
                                                            ------------------

/s/ Nathan J. Robfogel
- ----------------------
Nathan J. Robfogel           Director                       September 25, 1996
                                                            ------------------


/s/ Robert C. Stempel
- ---------------------
Robert C. Stempel            Director                       September 25, 1996
                                                            ------------------

/s/ Stanley K. Stynes
- ---------------------
Stanley K. Stynes            Director                       September 25, 1996
                                                            ------------------

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

  11.1 Energy Conversion Devices, Inc. and Subsidiary Computation of Earnings (Losses) Per Share

  23.1                   Independent Auditors' Consent

  27                     Financial Data Schedule