Form 10-K
period 1996-06-30
ENERGY CONVERSION DEVICES INC
filed 1996-10-03
CIK 32878

     ===================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended June 30, 1996

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                    ----------------------------------------
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                YES  X                                    NO
                    ---                                      ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].

     THE AGGREGATE MARKET VALUE OF STOCK HELD BY NON-AFFILIATES (BASED UPON THE LAST SALE PRICE OF SUCH STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON SEPTEMBER 13, 1996) WAS APPROXIMATELY $180 MILLION. AS OF SEPTEMBER 13, 1996, THERE WERE 219,913 SHARES OF THE COMPANY'S CLASS A COMMON STOCK AND 10,490,139 SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     ===================================================================

                                     PART I

ITEM 1: BUSINESS
                                    OVERVIEW

         Energy Conversion Devices, Inc. (the "Company") is a leader in the synthesis of new materials and the development of advanced production technology and innovative products. The Company was founded in 1960 by Stanford R. Ovshinsky and Iris M. Ovshinsky. Under the direction of Stanford
R. Ovshinsky, principal inventor, the Company has pioneered the development of products and production technology based on amorphous and related materials, with an emphasis on alternative energy and advanced information technologies. Unlike the simple, ordered, three-dimensional arrays found in most crystalline materials, the Company's proprietary synthetic materials--Ovonic materials--are designed to exploit unique properties that result from engineered chemical and structural disorder. The complex chemical and structural composition of Ovonic materials makes possible the development and commercialization of new products with unique chemical, electrical, mechanical and optical properties and superior performance characteristics.

         The Company has used an integrated approach to product development since its inception that seeks to minimize the customary barriers between research and development, production design and product planning. The Company's strategy has been to develop products that have technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company is currently engaged in manufacturing and selling its proprietary products through joint ventures and licensing arrangements as well as through its own internal production operations. The Company is also continuing its development efforts, funded in part through contracts with U.S. Government agencies and the United States Advanced Battery Consortium ("USABC"), to broaden and build upon its product and technological base.

         The Company has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect its technology and maintains an extensive patent portfolio consisting currently of 349 issued United States patents and 811 foreign counterparts. The patent portfolio includes numerous basic and fundamental patents covering amorphous and related materials as well as patents covering products and production technologies.

         The Company conducts its battery business through its 93.5%-owned subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"). Sanoh Industrial Co., Ltd. ("Sanoh") and Honda Motor Company, Ltd. ("Honda") own approximately 6.5% of the outstanding stock of Ovonic Battery. Sanoh has been a shareholder in Ovonic Battery since 1993 and Honda acquired its interest in 1996.

         The Company has also formed three joint ventures in the field of alternative energy, GM Ovonic L.L.C. ("GM Ovonic"), United Solar Systems Corp. ("United Solar") and Sovlux Co., Ltd. ("Sovlux"). GM Ovonic was established to manufacture and commercialize Ovonic nickel metal-hydride ("NiMH") batteries for electric vehicle ("EV") applications. The Company's Ovonic Battery subsidiary owns a 40% equity interest in GM Ovonic and General Motors Corporation ("General Motors") owns a 60% equity interest. The Company and Canon Inc. of Japan ("Canon") each own a 49.98% equity interest in United Solar, a joint venture formed for the continued development, manufacture and sale of photovoltaic ("solar energy") products under license from the Company. Mrs. Haru Reischauer, a director of both the Company and United Solar, owns the balance of the outstanding shares of United Solar. The Company also owns a 50% equity interest in Sovlux, a joint venture with State Research and Production Enterprise Kvant ("Kvant"), a leading energy company in Russia. Sovlux was established to manufacture licensed photovoltaic products and batteries in Russia for worldwide sales. In July 1996, the Russian Ministry of Atomic Energy and its various enterprises ("MINATOM") agreed to become an equity partner in Sovlux.

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

         The Company is also developing thin-film semiconductor memory technology which has a wide variety of computer applications and is intended to replace conventional DRAM, SRAM and flash EEPROM memory devices.

         The Company has entered into a variety of other strategic alliances and license agreements for the commercialization of its technologies.

         Certain technical terms used herein are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this Item 1.

                                MAJOR BUSINESSES

         The Company has invented and developed Ovonic materials, products and production technology for use in the fields of energy, information and synthetic materials. The Company's goals have been to develop unique, proprietary and cost-effective products to address important environmental, energy and new materials needs.

ENERGY GENERATION AND STORAGE.

         Energy activities, specifically in the areas of rechargeable batteries and photovoltaic systems, represent a major element of the Company's business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. The Company's battery and photovoltaic technologies are gaining worldwide recognition, particularly in light of recent concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns involving military action and international stability, balance of payments and economic development.

         RECHARGEABLE BATTERIES. The Company's Ovonic Battery subsidiary has developed a proprietary NiMH battery technology using Ovonic materials which has achieved recognition by major battery manufacturers throughout the world. The Company believes that all NiMH batteries are covered by the Company's basic patents. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic NiMH batteries, with 41 issued United States patents and 198 foreign counterparts. Additional United States and foreign patent applications are in various stages of preparation and prosecution.

         The Ovonic NiMH batteries are being manufactured and sold throughout the world under licensing and joint venture arrangements. Ovonic Battery is also in volume production of the NiMH battery negative electrodes for sale to its licensees and its GM Ovonic joint venture.

         Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium ("Ni-Cd") or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, no memory effect and are maintenance free. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic NiMH batteries can be made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics, power tools, utility applications, electric vehicles, including electric two- and three-wheeled vehicles, and industrial batteries.

         During the fiscal year ended June 30, 1996, Ovonic Battery produced negative electrodes for sale to certain licensees for assembly into complete batteries for consumer and EV applications and has expanded its production capacity of negative electrodes from approximately 200,000 linear feet per month to approximately 400,000 linear feet per month. Further expansion is expected to double negative electrode production capacity during fiscal year 1997. Additionally, Ovonic Battery is producing batteries for EV applications engineered and designed for volume production. The Ovonic NiMH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries. Ovonic Battery continues to further improve the performance characteristics of its Ovonic NiMH batteries.

         Ovonic Battery is currently focusing on three principal battery markets: rechargeable batteries for portable electronics and consumer applications, electric vehicle batteries and batteries for the propulsion of two- and three-wheeled vehicles. These batteries can also serve industrial applications such as energy storage for remote power generation and battery-operated industrial equipment.

         RECHARGEABLE PORTABLE ELECTRONICS AND CONSUMER BATTERIES. The need for high energy density storage batteries has continued to grow in recent years. The push toward portable electronic products--such as cellular telephones, portable computers and cordless tools--has created a large market for rechargeable batteries and has fueled research to investigate new, higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries have an energy density of 80 watt-hours/kilogram. Technology improvements have demonstrated an energy density of over 95 watt-hours/kilogram in prototype batteries with larger energy densities possible.

         Ovonic NiMH batteries offer a convenient "drop in" replacement for Ni-Cd batteries in portable electronic and household appliances. Consumer and governmental awareness that cadmium from Ni-Cd batteries represents a serious health problem, if improperly disposed of, has begun to move the industry away from Ni-Cd batteries. The desire of the battery industry to be cadmium-free is also a major factor in the growing interest in Ovonic NiMH batteries.

         Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Ovonic Battery's proprietary battery technology has been licensed for consumer battery applications to GP Batteries International Limited ("GP Batteries") (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG ("Varta"), Europe's largest battery company; Sovlux, the Company's joint venture in Russia; Harding Energy Inc. ("Harding"); Eveready Battery Company, Inc. ("Eveready") (formerly Gates Energy Products, Inc.), the largest United States rechargeable consumer battery company; Walsin Technology Corporation ("Walsin") and Asia Pacific Investment Co. ("APIC"), both leading Taiwanese companies; Samsung Electronics Co., Ltd. ("Samsung"), a large electronic equipment manufacturer in Korea; Canon, Hitachi Maxell, Ltd. ("Hitachi Maxell"), Furukawa Battery Co., Ltd. ("Furukawa") and Matsushita Battery Industrial Co., Ltd. ("MBI"), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer battery applications by three consumer battery manufacturers based in Japan. A group of battery manufacturers have also recently become Ovonic

Battery licensees. Ovonic consumer batteries are in volume production by most of these companies.

         ELECTRIC VEHICLE BATTERIES. The strategic importance of EVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion and dependence on imported oil.

         Several major automobile manufacturers have active programs underway to develop and commercially market EVs. Since Ovonic NiMH battery technology provides two to two-and-a-half times the range as the same mass of lead acid batteries, several major automobile manufacturers are evaluating Ovonic NiMH battery technology as they prepare to commercialize and market EVs.

         General Motors will introduce EV1, the first modern limited-production car designed from the ground up to be an electric vehicle, in the Fall of 1996 at Saturn dealerships in the Los Angeles and San Diego, California, and Phoenix and Tucson, Arizona, areas. Ovonic NiMH batteries manufactured by GM Ovonic will become available in limited quantities in the EV1 later in calendar 1997.

         Honda, in addition to its investment in Ovonic Battery, has committed to use Ovonic NiMH batteries in a test fleet of EVs scheduled for introduction in calendar 1997.

         Hyundai Motor Co. Ltd. of Korea ("Hyundai") is also introducing a vehicle in calendar 1997 to be powered by Ovonic NiMH batteries.

         GM OVONIC. In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, to manufacture and sell Ovonic Battery's proprietary NiMH batteries for EV applications to all EV manufacturers on a worldwide basis. GM Ovonic is owned 40% by Ovonic Battery and 60% by General Motors. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the production of batteries.

         GM Ovonic is currently manufacturing production-intent batteries and is conducting production scale-up engineering activities at a manufacturing facility in Troy, Michigan.

         OTHER EV BUSINESS AGREEMENTS. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of EV batteries and related products outside of the United States with Hyundai, Varta, Sovlux, APIC and GP Batteries. Hyundai, GP Batteries and Sovlux have restricted rights to sell EV batteries in North America. Varta's license includes the right to manufacture EV batteries subject to certain limitations and restrictions on manufacturing in North America.

         USABC, a partnership among Ford Motor Company, General Motors and Chrysler Corporation, with funding participation from the United States Department of Energy ("DOE") and the Electric Power Research Institute, was formed in 1991 to develop promising battery technologies for EVs. In 1992, Ovonic Battery was awarded a cost-sharing contract by USABC for development of a "mid-term" NiMH battery for EVs. This contract has, since 1992, been amended and extended several times to enable Ovonic Battery to continue its development efforts by working on advanced materials and battery design for further improving battery performance characteristics and reducing battery cost.

         Ovonic Battery believes it has the only battery technology with the capability to meet or exceed USABC's "mid-term" goals for EV battery performance. Ovonic Battery has been designing and building cells and modules for independent evaluation by USABC as well as testing advanced prototype batteries with favorable results.

                                        USABC MID-TERM
                                        --------------
                                        MAJOR TECHNICAL              CURRENT OVONIC              ADVANCED BATTERY
                                        ---------------              --------------              ----------------
               CHARACTERISTIC           GOALS                        PERFORMANCE(1)              PERFORMANCE(2),(3)
               --------------           -----                        -----------                 -----------
               Energy Density           80 watt-hours/kg.            75-80 watt-hours/kg.        90-95 watt-hours/kg.

               Power Density            150 watts/kg.                180 watts/kg.               > 200 watts/kg.

               Cycle Life               600 cycles                   600 cycles                  1000 cycles

               Life                     5 years                      10 years                    10 years

               100% Recharge            6 hours or less              1 hour (60% in 15           1 hour (60% in 15
               Time                                                  minutes)                    minutes)

    -------------------------------

(1) Indicates independently verified performance with the exception of life, which is projected based on cycle life results and history of small portable batteries using the same materials and manufacturing process. Based on this battery performance, purpose-built EVs have already achieved:

       -       More than 370 miles on a single charge
       -       0 to 60 mph acceleration in 8 seconds
       -       Battery lifetime projected to be equal to the life of the vehicle
       -       Battery quick charge to 60% of its capacity in 15 minutes

    Moreover, the Ovonic NiMH battery is robust, maintenance free and free of lead, cadmium and other environmentally hazardous substances.

(2) Indicates performance already achieved on a prototype level at Ovonic Battery. For example, Ovonic Battery licensees in small portable batteries have achieved an energy density as high as 95 watt-hours/kilogram. Prototype batteries of advanced design have demonstrated performance characteristics that satisfy or exceed individual USABC mid-term goals. Optimization of all performance characteristics within a particular cell design is an ongoing activity.

(3) With respect to energy density, Ovonic Battery believes that significant potential for even higher performance exists. Based upon laboratory measurements of advanced materials, optimized construction and designs, Ovonic Battery projects that energy density can be improved to as high as 120-150 watt-hours/kilogram.

         During the May 1996 American Tour de Sol race, the Solectria Sunrise electric sedan, powered by Ovonic NiMH batteries, again set a new electric vehicle range record--373 miles on a single charge. Another Solectria vehicle powered by Ovonic NiMH batteries, the Solectria Force, achieved a record 244 miles on a single charge. The Force competed in the production vehicle category and outdistanced all other production competitors.

         TWO- AND THREE-WHEELED VEHICLES. Ovonic Battery has installed Ovonic NiMH batteries in scooters converted to electric power and successfully demonstrated the application of its battery for two-wheeled electric vehicles. Ovonic Battery considers two- and three-wheeled electric vehicles a potential large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three- wheeled vehicles using Ovonic NiMH batteries should improve the acute air pollution problems in these regions caused by conventional two- and three-wheeled vehicles.

         The Company has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Walsin, Sanoh and APIC, an affiliate of Taiwan's largest industrial conglomerate, the Formosa Plastics Group.

         In June 1996, the Company entered into an agreement with Piaggio Veicoli Europei, S.P.A. ("Piaggio") to design, build and field test electric scooters in Europe. The Company has started to manufacture the Ovonic NiMH batteries for the fleet of scooters. The agreement also calls for technical cooperation and Piaggio's participation in a future joint venture to produce Ovonic NiMH scooter batteries in Europe. Piaggio is the developer of the world-famous Vespa scooter and ranks third among the world's scooter manufacturers.

         In July 1996, the Company entered into an agreement with MINATOM for the expansion of its Sovlux joint venture to manufacture Ovonic NiMH batteries for two- and three-wheeled vehicles and address markets in Asia and Europe. Subject to further definitive agreements, MINATOM has agreed to purchase for Sovlux an initial $7 million of new battery production equipment from the Company.

         OTHER LARGE BATTERY APPLICATIONS. Several licensees of Ovonic NiMH battery technology, such as Canon and Sovlux, have been granted rights to manufacture and sell large batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery-operated industrial equipment.

         PHOTOVOLTAICS.   Photovoltaic (PV) systems provide a clean and simple
solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. The Company and its American joint venture, United

Solar, are leaders in thin-film amorphous photovoltaic technology and have pioneered a unique approach to the manufacture of photovoltaic products. Compared to PV products produced by other PV technologies, the ECD/United Solar PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. The Company's proprietary position in photovoltaics ranges from the invention of materials and the development of products to the design and manufacture of production equipment. The Company and United Solar have more than 160 U.S. patents and numerous foreign counterpart patents.

         Crystalline silicon was the original materials technology used by the photovoltaic industry. First widely used in space satellites, conventional crystalline silicon solar cells are fabricated in a step-and-repeat, batch process from small wafers of single crystal or polycrystalline silicon semiconductor materials. Notwithstanding the substantial advances that have been made in the development of this technology, the cost of crystalline photovoltaic modules still is high because of high materials costs and because many processing steps are needed to manufacture the modules. Crystalline silicon solar cell modules also are bulky and break easily.

         The Company has developed technology to reduce the materials cost in a solar cell using the Company's proprietary thin film, vapor-deposited amorphous silicon (a-Si) alloy materials. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 50 to 100 times less, thereby significantly reducing material cost. Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy-conversion efficiency of the multi-cell device and improves performance stability.

         The Company and its United Solar joint venture hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory ("NREL"). Conversion efficiency is the percentage of sunlight that is converted into electricity. In 1994, the DOE and United Solar announced that United Solar had set a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterizes as a major breakthrough.

         To further reduce the manufacturing cost of photovoltaic modules, the Company has pioneered the development of a fundamentally unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is typically a half-mile long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach that the Company has pioneered is unique in the industry and has significant manufacturing cost advantages.

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

         In 1992, a memorandum of understanding was signed by Canon and the Company stating that should United Solar require additional funding beyond what Canon has already agreed to invest, Canon would assist United Solar in finding means of raising funds to continue the expansion of United Solar's operations to profitability which would not result in the dilution of the Company's interest in United Solar.

         The Company and United Solar have been producing a variety of PV products and selling PV modules and systems throughout the world. United Solar presently has a 1.5 megawatt ("MW") facility in Troy, Michigan, where it manufactures products for remote power applications, PV powered lighting systems, building-integrated photovoltaic systems, marine applications and grid-integrated systems.

         In 1996, United Solar upgraded its manufacturing facility and is more than tripling its production capacity. New machinery and equipment which was designed and built by the Company under an $8 million order from United Solar is planned to be operational late in calendar year 1996. This new machinery and equipment incorporates the world record stabilized conversion efficiency technology and will have annual production capacity of photovoltaic modules capable of producing electricity at the rate of 5MW.

         In 1990, the Company also formed Sovlux, a joint venture with Kvant, to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company. In 1990, Kvant entered into machine-building contracts with the Company for the construction of 2MW-capacity photovoltaic manufacturing equipment. The equipment has been installed in Sovlux's plant in Moscow. Kvant contributed this equipment to the joint venture in exchange for its ownership interest in Sovlux. In July 1996, MINATOM agreed to become an equity partner in Sovlux. Under this agreement, and subject to further definitive agreements, MINATOM has agreed to provide operating capital to enable Sovlux to commence production of photovoltaic products as well as provide an initial $6 million for new production equipment to be built by the Company's Production Technology and Machine Building Division. The Company's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. To date, Sovlux has conducted pre-production activities consisting of further manufacturing plant preparation and machinery optimization.

         For more than 10 years, the Company has been engaged in research contracts awarded by the DOE and NREL aimed at further development of high-efficiency amorphous silicon-based alloy thin-film solar cells, improvement of photovoltaic manufacturing technologies, and the development and demonstration of photovoltaic systems to be used in roof-top construction in lieu of shingles and other roofing materials. The building industry offers a large opportunity for PV applications. The Company believes that the PV roofing products represent an important opportunity for large-volume production and sale to the building industry, both domestically and abroad.

         OTHER ENERGY TECHNOLOGIES. The Company is conducting various research programs sponsored by U.S. Government agencies in the scale-up of the Company's previously developed thin-film alloys for thermally activated hydrogen storage and the use of thin-film microwave deposition techniques to develop new alloys to be used in high-efficiency thermoelectric devices.

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

         OPTICAL MEMORY. The Company is the originator of phase-change erasable (PCE) optical memory disk technology. The Company's Ovonic PCE optical memory stores many times the amount of data as a conventional, removable rigid magnetic disk of the same size, in a convenient, removable disk format. The Company has licensed its optical memory technology to Matsushita, Toshiba, Plasmon, Asahi, Hitachi, Sony, Toray and IBM.

         The Company's lead licensee in optical memories, Matsushita, is working to make the Ovonic PCE optical memory technology the international standard. Under its Panasonic brand name, Matsushita introduced a phase change dual ("PD") function disk drive in mid 1995, which uses rewriteable optical disk media that employ the Ovonic optical phase change technology. The Matsushita drive can read conventional CD-ROM disks now widely used for software distribution and multimedia applications as well as read and write to 650 megabyte capacity phase change optical memory disks. Many of the Company's optical memory technology licensees have announced they will also be making PD drives and storage media, and several have begun commercial sales. The products being sold by the Company's licensees have been met with enthusiastic industry and consumer acceptance.

         An even higher capacity data storage removable optical memory product, the rewriteable DVD disk, is expected to be commercially introduced in the next several years. The Company's optical memory licensees now producing PD media are expected to become manufacturers of DVD products. Due to its high data storage capacity, DVD disks will be used for a wide range of applications, including digital television recording.

         The Company is working toward commercialization of its technology for high storage capacity rewriteable optical memory material produced by low-cost continuous web-embossing processes. In a related activity, the Company, along with several industry partners, is participating in a U.S. Department of Commerce, National Institute of Standards and Technology, multi-year, multi-million dollar cost-sharing program for the development of tape-based rapid access affordable mass storage products. The Company's optical memory materials technology is being utilized in this program due to its high storage capacity and low-cost manufacturability.

         NON-VOLATILE SEMICONDUCTOR MEMORY. The Company, on the basis of its pioneering technology, developed the first non-volatile semiconductor memory, the Ovonic EEPROM, for computer data storage in the 1960s. The Company has advanced and extended that early work and is now developing a proprietary family of high-performance non-volatile semiconductor memory and information processing devices. This technology is designed to provide non-volatile computer data storage with the speed of current, volatile DRAM semiconductor system memory as well as to decrease the cost of production. The technology also offers an opportunity to develop new, fast computer architectures that eliminate the data transfer bottlenecks caused by the current computer memory hierarchy. The Company believes its Ovonic memory can, in a single layer, replace the multiple memory layers which are used in today's personal computers. Another application of the technology is intended for use in the rapidly growing flash EEPROM market. Flash EEPROMs are used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Still another application of the Company's non-volatile semiconductor memory technology can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition.

         The Company's non-volatile semiconductor memory technology had been developed since September 1994 in conjunction with Micron Semiconductor, Inc. ("Micron") and under a cost-sharing subcontract agreement under Micron's Advanced Research Projects Agency Prime Contract to perform research into advanced SRAM technology. The foregoing arrangements were concluded early in fiscal year 1997 and during fiscal year 1996, respectively.

         While the Company licensed its previous flat panel display and image processing technology to its former subsidiary, OIS Optical Imaging Systems, Inc., the Company intends to continue its activities in this field employing new technology.

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

              PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                       AND CENTRAL ANALYTICAL LABORATORY

         The Production Technology and Machine Building Division operates as a profit center for the Company's machine-building and engineering activities. It has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for the Company and its licensees five generations of photovoltaic production lines, including United Solar's 5MW PV machinery and equipment, as well as research, development and manufacturing equipment for batteries, vapor barrier coating and other materials technology.

         The Company's Central Analytical Laboratory conducts analysis of materials produced by the Company and its joint venture partners and licensees as well as materials produced by other companies. The Company also maintains an advanced materials technology group that supports the efforts of each of the Company's business areas.

                            RESEARCH AND DEVELOPMENT

         The nature of the Company's business has required, and will continue to require, expenditures for research and development to support the commercial activities of the Company. Increasingly, such funds have been forthcoming from United States government agencies, the USABC and the Company's licensees. The materials, production technologies and products being developed and produced by the Company, Ovonic Battery and the Company's joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

         The following is a summary of the Company's consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 1996. Information for OSMC is included through June 30, 1992. All of the Company's research and development costs are expensed as incurred.

                  Direct Research and Development Expenditures

                           1996              1995             1994             1993            1992
                           ----              ----             ----             ----            ----
Sponsored                  $6,732,570       $ 9,154,263       $6,927,883       $5,306,030       $2,360,632
by Licensees
and Government
Agencies

Sponsored by
the Company               $ 6,214,848         2,808,219        1,357,341        1,958,328        3,689,073
                          -----------       -----------       ----------       ----------       ----------
                          $12,947,418       $11,962,482       $8,285,224       $7,264,358       $6,049,705
                          ===========       ===========       ==========       ==========       ==========


                   SOURCES AND AVAILABILITY OF RAW MATERIALS

         Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on the Company's manufacturing operations.

                         PATENTS AND PROPRIETARY RIGHTS

         Since its founding in 1960, the Company's research and development efforts have focused on amorphous, disordered and related materials. The Company has established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect carefully those activities. The Company's extensive patent portfolio consists of 349 United States patents and 811 foreign counterparts. The Company's patent portfolio includes numerous basic and fundamental patents applicable to the field of amorphous and related materials. The Company invents not only materials but also develops low-cost production technologies and high-performance products. The Company's patents, therefore, cover not only materials but also the production technology and products developed by the Company.

         The Company believes that worldwide patent protection is important for it to compete effectively in the marketplace. Certain of the Company's patents have been the subject of legal actions, two of which have been resolved favorably to the Company prior to trial. Other patents of the Company have not been challenged as to validity. See "Item 3: Legal Proceedings" on pages 19-20 of this Report. No assurance can accordingly be given as to either the validity or scope of the patent protection.

                           CONCENTRATION OF REVENUES

         See Note B of the Notes to Consolidated Financial Statements on page 44 of this Report.

                                    BACKLOG

         The Company has a $13.7 million backlog of orders as of August 31, 1996 in battery packs and electrodes and machine-building contracts. The backlog at August 31, 1995 was $6.3 million. The Company expects to fill all of its current backlog within the current fiscal year.

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

         The Company is currently engaged in manufacturing and selling its proprietary products through joint ventures and licensing arrangements, as well as through its own divisions and internal production operations. The ability of the Company to maintain its competitive leadership in the future will depend not only on continuing product and technological advances but also on the strength and ability of the Company's licensees and joint venture partners.

                                   EMPLOYEES

         As of August 31, 1996, the Company had a total of 329 employees, including 171 full-time Ovonic Battery employees. The aforementioned numbers do not include employees of the Company's joint ventures or licensees. The Company considers its relations with its employees to be excellent.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's expectations, plans and strategies for the development and commercialization of products based on its technologies. These forward-looking statements are generally identified by the use of such terms as "intends," "expects," "plans," "projects," "estimates," "anticipates," "should" and "believes."

         All of such forward-looking statements are based on assumptions which the Company, as of the date of this Annual Report, believes to be reasonable and appropriate. The Company cautions, however, that the actual facts and conditions that may exist in the future could vary materially from the assumed facts and conditions upon which such forward-looking statements are based.

         The Company's future business prospects are substantially dependent upon the ability of the Company, its joint venture partners and licensees to develop, manufacture and sell products based on the Company's technologies. Additional development efforts will be required before certain products based on the Company's technologies can be manufactured and sold commercially. There can be no assurance that certain products based on the Company's technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance or that competing products and technologies will not render products based on the Company's technologies obsolete or noncompetitive.

         In certain fields, the Company has entered into licensing or joint venture agreements with established companies. Any revenues or profits which may be derived by the Company from these arrangements will be substantially dependent upon the willingness and ability of the Company's licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies.

         The Company's ability to compete effectively with other companies will depend, in part, on its ability to protect and maintain the proprietary nature of its technology. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. See "Item 3: Legal Proceedings." There can also be no assurance that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties.

         The foregoing factors, as well as other factors discussed in this Annual Report and in other documents and reports filed by the Company with the Securities and Exchange Commission pursuant to the requirements of the federal securities laws, could cause the actual facts and conditions that may exist in the future to vary materially from the assumed facts and conditions upon which the forward-looking statements contained herein are based.

                          GLOSSARY OF TECHNICAL TERMS

         Certain technical terms used herein have the following meanings:

         Amorphous - having an atomic structure that is not periodic.

         Battery Memory Effect - an undesirable phenomenon in Ni-Cd batteries where repeated shallow discharge cycles adversely affect battery performance.

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

         Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input. .

         Thin Film - a very thin layer of material formed on a substrate.

         Vapor Permeation Barrier Coating - a coating that prevents the passage of oxygen and water vapor.

ITEM 2: PROPERTIES

         A summary of the principal facilities of the Company and Ovonic Battery follows:

                                                                          No. Of                     Date
                                                                          Square                  Leased Or
                              Location                                     Feet                    Acquired
                              --------                                     ----                    --------
                    The Company:

                    1675 West Maple Road, Troy, MI                        31,550                  October 1965

                    1050 East Square Lake Road,                           11,000                  August 1981
                         Bloomfield Township, MI

                    1621 Northwood, Troy, MI                              24,900                  January 1991

                    Ovonic Battery:

                    1864 Northwood, Troy, MI                              12,480                  March 1982

                    1826 Northwood, Troy, MI                              12,480                  October 1982

                    1707 Northwood, Troy, MI                              27,400                  October 1992

                    1334 Maplelawn, Troy, MI                              28,100                  December 1994
                                                                         -------

                                TOTAL                                    147,910
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

         The Company and Ovonic Battery utilize their substantial amount of testing, analytical, research and development and production equipment in their operations. During the fiscal year ended June 30, 1996, the Company and Ovonic Battery purchased approximately $1.9 million of equipment, excluding additional equipment which was leased from Financing for Science International during the year ended June 30, 1996. The testing, analytical and research and development equipment used in the Company's and Ovonic Battery's development programs are being fully utilized.

ITEM 3: LEGAL PROCEEDINGS

         On August 8, 1994, Ovonic Battery filed an action with the United States International Trade Commission ("ITC") seeking an order halting the importation into the

United States of NiMH batteries made by three consumer battery manufacturers based upon Ovonic Battery's United States Patent #4,623,597 covering Ovonic Battery's proprietary technology for NiMH batteries (the "597 Patent"). In December 1994 and January 1995, the three consumer battery manufacturers entered into agreements with the Company and Ovonic Battery amicably settling the differences which led to the ITC action and paving the road for future cooperation in the further development of NiMH batteries.

         In June 1996, the Company and Ovonic Battery and SAFT America, Inc. ("SAFT") settled litigation between the parties regarding Ovonic Battery's '597 Patent. SAFT and certain related companies or entities entered into a settlement agreement with the Company and Ovonic Battery and the parties have agreed to dismissal of all claims and counterclaims in the litigation.

         The Company is involved in litigation with MBI concerning Ovonic Battery's U.S. Patent No. 5,348,822 ("'822 Patent") covering advanced electrodes for NiMH batteries. Prior to the litigation, the Company had been in discussions with MBI regarding electric vehicle batteries and had informed MBI that the Company intended to enforce its patents. The litigation also involves Toyota Motor Sales U.S.A., Inc. and Toyota Motor Corporation (collectively "Toyota") in view of the use of MBI batteries in Toyota electric vehicles which have been imported into California for fleet testing.

         The Company is charging MBI and Toyota with infringement of the '822 Patent and is seeking injunctive relief and damages. MBI and Toyota are challenging the validity and enforceability of the '822 patents. Management of the Company believes that the allegations of MBI are without merit. The Company and Ovonic Battery intend to vigorously defend against the allegations of MBI and intend to press for the relief sought in the counterclaims asserted against MBI and Toyota.

         There are no other legal proceedings to which the Company is a party which management believes to be material.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), trade on the NASDAQ National Market System under the symbol "ENER." Shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), are not publicly traded. As of September 13, 1996, there were approximately 2,950 holders of record of Common Stock and four holders of record of Class A Common Stock.

         The following table sets forth the reported high and low bid quotations for the Company's Common Stock for the following quarters:

                       For the Fiscal Year Ended June 30
                             (in Dollars Per Share)

                                                1997                          1996                           1995
                                         High           Low            High           Low             High           Low
                                         ----           ---            ----           ---             ----           ---
              First Quarter              $22.75         $15.50         $20.125        $16.25          $12.625        $10.625
               through
               September 13,
               1996

              Second Quarter                                           $18.875        $15.625         $12.25         $9.75

              Third Quarter                                            $22.875        $16.25          $16.50         $11.625


              Fourth Quarter                                           $30.625        $19.50          $20.875        $14.625


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

                                                                                    June 30,
                                        ------------------------------------------------------------------------------------------
Revenues:                                   1996                 1995*             1994               1993                1992
                                            ----                 -----             ----               ----                ----
Product sales                           $14,828,133         $10,298,019       $ 7,366,668        $  2,731,342         $  7,038,731
Royalties                                 1,321,117           1,205,036           228,630             103,224               35,046
Revenues from R&D agreements              7,349,195          11,365,708         9,608,224           6,773,192            4,177,546
Revenues from license and
  other agreements                       12,524,262          17,931,852**       1,925,000           2,475,000            2,989,414
Other                                     1,289,667             543,143           228,853             315,620              381,834
                                        -----------        ------------       -----------        ------------         ------------

TOTAL REVENUES                           37,312,374          41,343,758        19,357,375          12,398,378           14,622,571
                                        -----------        ------------       -----------        ------------         ------------

Net Income (Loss)                       $ 1,054,269        $  5,605,664       $(3,892,656)       $ (5,520,606)        $ (2,178,528)
                                        ===========        ============       ===========        ============         ============

Net Income(Loss) per Common Share
  and Common Equivalent Share           $       .10         $       .63       $      (.51)       $       (.75)        $       (.32)

Net Income(Loss) per Common Share
    Assuming Full Dilution              $       .10         $       .56       $      (.51)       $       (.75)        $       (.32)

At year end:
  Total Assets                          $57,129,439         $23,331,019       $10,494,363        $  8,746,932         $  7,149,103
  Long-Term Debt                        $ 1,853,728         $ 3,012,079       $ 3,484,234        $  3,183,528         $  1,267,964
  Working Capital (Deficit)             $43,524,927         $ 9,310,685       $(2,330,209)       $ (3,120,850)        $ (1,770,214)
  Stockholders' Equity (Deficit)        $43,734,040         $ 7,899,667       $(4,930,135)       $ (7,500,323)        $ (3,292,616)


 * Restated.
** Includes $10,500,000 from settlement of International Trade Commission (ITC) action.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources

       During the year ended June 30, 1996, the Company had total revenues of $37,312,000. The Company's business strategy to develop and license new products and production technology with third parties generated royalties of $1,321,000 and revenues from R&D agreements of $7,349,000 and revenues from license and other agreements of $12,524,000. Additionally, product sales were $14,828,000 and other revenue was $1,290,000.

       The Company had net income for the year ended June 30, 1996 of $1,054,000, primarily due to battery agreements and related revenues thereunder with APIC for $6,024,000, Sanoh for $3,000,000, a group of battery manufacturers for $1,500,000, as well as royalties of $1,321,000 and a gain on the sale of Ovonic Battery common stock of $4,500,000.

       As of June 30, 1996, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $34,101,000, an increase of $27,842,000 from June 30, 1995. As of June 30, 1996, the Company had consolidated working capital of $43,525,000, compared with a consolidated working capital of $9,311,000 as of June 30, 1995.

       The increases in consolidated cash and cash equivalents, investments and consolidated working capital as of June 30, 1996 were primarily due to the receipt by the Company of the net proceeds of $27,781,000 from a registered public offering of 1,650,000 shares of its Common Stock completed in January 1996. The offering was made to a limited number of major institutional investors. During the year ended June 30, 1996, the Company also received $6,940,000 in connection with the exercise of stock options and warrants for the purchase of its Common Stock.

       During the year ended June 30, 1996, $7,708,000 cash was used in operations. The difference between the net income of $1,054,000 and the net cash used in operations was principally due to the gain on the sale of Ovonic Battery common stock, depreciation expense, an increase in inventories and the timing of collection of certain revenues included in accounts receivable in the year ended June 30, 1996 from APIC and under other agreements, which payments will be received at a later date, partially offset by the receipt of $3,500,000 from Walsin (which license fee was recorded at June 30, 1995). In addition, during this period $1,887,000 of machinery and equipment was purchased or constructed for the Company's operations.

       During the next 12 months, Ovonic Battery is considering the purchase of up to $6,000,000 of machinery and equipment. The machinery and equipment would be utilized principally for the expansion of Ovonic Battery's manufacturing capacity and would be financed with a portion of the proceeds from the registered public offering.

       Some business agreements related to research and development agreements have been entered into by the Company with U.S. government agencies and with industry to develop the Company's products and production technology. The technology developed, together with the applicable patents, are generally owned by the Company. Generally, the agreed-upon fees for these research and development contracts reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

       The Company has entered into a third-party leasing arrangement with Financing for Science International ("FSI") which provides lease financing for certain equipment used by the Company. As of June 30, 1996, the Company had financed equipment having an acquisition cost of $8,600,000 under this arrangement. The Company's leases with FSI provide for a term of five years. The required lease payments over this period equal the acquisition cost of the leased equipment plus an interest factor. The Company has agreed to purchase certain equipment leased from FSI upon the expiration of the applicable leases for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value.

       While certain programs have a limited terms, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

       Management believes that funds generated from operations and existing cash and investment balances will be adequate to support and finance planned growth, capital expenditures and company-sponsored research and development programs.


                             Results of Operations

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

       The Company had net income in the year ended June 30, 1996 of $1,054,000 compared to net income of $5,606,000 for the year ended June 30, 1995. Net income for the year ended June 30, 1996 was primarily due to battery agreements and related payments thereunder from APIC for $6,024,000, Sanoh for $3,000,000, a group of battery manufacturers for $1,500,000 and Furukawa for $500,000, as well as royalties of $1,321,000 and a gain on the sale of Ovonic Battery common stock of $4,500,000. Net income for the year ended June 30, 1995 was due principally to $10,500,000 of non-recurring payments received by the Company under three consumer battery agreements entered into in 1995 in settlement of the ITC action initiated by the Company, as well as agreements with other major companies.

       Product sales increased 44% from $10,298,000 in the year ended June 30, 1995 to $14,828,000 in the year ended June 30, 1996 due to increased machine-building revenues for both the Company and Ovonic Battery and increased sales by Ovonic Battery of negative electrodes and battery packs to GM Ovonic.

       Royalties increased from $1,205,000 (which included $390,000 of royalties reported by a licensee in 1995 relating to prior periods) in the year ended June 30, 1995 to $1,321,000 in the year ended June 30, 1996, primarily due to royalties earned for use of the Company's phase change optical memory technology. The Company has audit rights to verify the amounts of royalties being reported and paid by its licensees. The Company, based on information received, plans to enforce these audit rights.

       Revenues from R&D agreements decreased 35% to $7,349,000 in the year ended June 30, 1996 from $11,366,000 in the year ended June 30, 1995 due to reductions in 1996 revenues recognized under agreements with USABC, NREL and DOE, partially offset by increased revenues recognized under an agreement with Micron. (See NOTE B - Notes to Consolidated Financial Statements.) The reduction in 1996 in revenues under government contracts is due to the completion of R&D agreements and the U.S. Government's deficit reduction program.

       Revenues from license and other agreements decreased 30% to $12,524,000 in the year ended June 30, 1996 from $17,932,000 in the year ended June 30, 1995 due to non-recurring revenues of $10,500,000 related to agreements with three consumer battery manufacturers in settlement of the ITC action, and agreements with Walsin, GP Batteries and Eveready in 1995, partially offset by license and other agreements in 1996 with APIC, Sanoh, Furukawa and a group of battery manufacturers. (See NOTE B - Notes to Consolidated Financial Statements.)

       The increase in other revenues was due to increased billings in 1996 for services performed by the Company's Production Technology and Machine Building Division, as well as miscellaneous work performed for Ovonic Battery licensees.

       The increase in the cost of product sales from $10,391,000 in the year ended June 30, 1995 to $15,504,000 in the year ended June 30, 1996 was principally due to the increased machine-building activities for the Company and increased sales of Ovonic negative electrodes.

       The decrease in cost of revenues from R&D agreements in the year ended June 30, 1996 compared to the year ended June 30, 1995 was principally due to decreases in activities in 1996 under the agreements with USABC, NREL and DOE.

       The increase in product development and research expenses from $4,636,000 in the year ended June 30, 1995 to $9,151,000 in the year ended June 30, 1996 was due to the aforementioned reduced funding under the agreements with USABC and related increased Ovonic Battery product development and research expenses.

       Patent defense costs of $2,625,000 in the year ended June 30, 1995 and $2,467,000 in the year ended June 30, 1996 was due to payment in 1995 of the contingent fees paid to the law firm representing the Company in the ITC action, which led to the three consumer battery agreements in 1995, and expenses incurred in 1996 in connection with the defense and prosecution of litigation involving SAFT and certain related companies or entities and MBI with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. The litigation involving SAFT was settled in June 1996.

       The change from other income (expense) of $190,000 other expense-net in the year ended June 30, 1995 compared to $5,233,000 of other income-net in the year ended June 30, 1996 was due principally to the $4,500,000 gain on the sale of Ovonic Battery common stock in 1996.


Year Ended June 30, 1995 Compared to Year Ended June 30, 1994

       Certain adjustments for 1995 were recorded consisting of a non-cash charge to operations related to the extension of certain stock options. The results for 1995 have been restated to reflect those adjustments. (See Note A
- Notes to Consolidated Financial Statements.) All period-to-period comparisons contained herein refer to restated 1995 results.

       The Company had net income in the year ended June 30, 1995 of $5,606,000 compared to a net loss of $3,893,000 for the year ended June 30, 1994. Net income for the year was due principally to the payments received by the Company during the period under three consumer battery agreements entered into in the year ended June 30, 1995, as well as agreements with Walsin, Eveready and Micron, and amended agreements with Hitachi Maxell, Varta and GP Batteries.

       Product sales increased 40% from $7,367,000 in the year ended June 30, 1994 to $10,298,000 in the year ended June 30, 1995 due to increased machine-building revenues for both the Company and Ovonic Battery and increased sales by Ovonic Battery of battery packs to GM Ovonic.

       Royalties increased 426% from $229,000 in the year ended June 30, 1994 to $1,205,000 in the year ended June 30, 1995, primarily due to royalties received from the three consumer battery manufacturers and from Varta (which included $390,000 of royalties reported by a licensee in 1995 relating to prior periods).

       Revenues from R&D agreements increased 18% from $9,608,000 in the year ended June 30, 1994 to $11,366,000 in the year ended June 30, 1995 due to increased revenues recognized under agreements with DOE and USABC. (See NOTE B - Notes to Consolidated Financial Statements.)

       Revenues from license and other agreements increased from $1,925,000 in the year ended June 30, 1994 to $17,932,000 in the year ended June 30, 1995 due to the agreements with Micron, Walsin, Hitachi Maxell, Eveready and three consumer battery manufacturers. (See NOTE B - Notes to Consolidated Financial Statements.)

       The increase in other revenues was due to increased billings in 1995 for services performed by the Company's Production Technology and Machine Building Division, as well as miscellaneous work performed for Ovonic Battery licensees.

       The increase in cost of product sales from $6,621,000 in the year ended June 30, 1994 to $10,391,000 in the year ended June 30, 1995 was principally due to increased machine-building activities for both the Company and Ovonic Battery and increased cost of sales by Ovonic Battery of battery packs to GM Ovonic.

       The increase in cost of revenues from R&D agreements in the year ended June 30, 1995 compared to the year ended June 30, 1994 was principally due to increased activities in 1995 under the aforementioned agreements with DOE and USABC.

       The increase in product development and research expenses from $2,671,000 in the year ended June 30, 1994 to $4,636,000 in the year ended June 30, 1995 was due to an increase in work performed in the Company's microelectronics research program and an allocated $500,000 non-cash charge related to the extension of stock options previously issued to employees.

       Patent defense costs of $2,625,000 in the year ended June 30, 1995 were due to the payment of the contingent fee made to the law firm representing the Company in the ITC action.

       Patent expenses increased from $173,000 in the year ended June 30, 1994 to $408,000 in the year ended June 30, 1995 as a result of increased patent and maintenance costs in 1995.

       The increase in operating, general and administrative expenses from $5,250,000 in the year ended June 30, 1994 to $6,474,000 in the year ended June 30, 1995 was caused by a non-cash charge in 1995 related to the extension of stock options previously issued to employees of $1,100,000, increased legal expenses in 1995 (some of which were associated with the ITC action), an accrual in 1995 for the value of non-cash compensation in connection with Ovonic Battery's option agreement with its Chief Executive Officer, together with costs associated with the transfer of technology and other work for GM Ovonic, partially offset by reductions in other operating, general and administrative expenses.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan


We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiary (the "Company") as of June 30, 1996 and June 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiary as of June 30, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
September 28, 1996

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                       June 30,
                                                                                         ------------------------------------
                                                                                             1996                   1995
                                                                                         ------------           -------------
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
       $23,769,000 as of June 30, 1996 and
       $6,254,000 as of June 30, 1995                                                    $ 23,773,742            $    6,259,451
   Investments                                                                             10,327,352                       --
   Accounts receivable (net of allowance for
       uncollectible accounts of approximately
       $29,000)                                                                             9,985,722                 7,431,835
   Amounts due from related parties                                                         2,901,509                   728,374
   Inventories                                                                              3,275,135                 2,054,750
   Prepaid expenses and other current assets                                                  362,558                   208,160
                                                                                         ------------             -------------

       TOTAL CURRENT ASSETS                                                                50,626,018                16,682,570

PROPERTY, PLANT AND EQUIPMENT (NOTE E)
   Land and land improvements                                                                 312,588                   312,588
   Buildings and improvements                                                               3,595,009                 3,432,603
   Machinery and other equipment                                                           17,249,435                16,768,046
   Capitalized lease equipment                                                              5,802,806                 5,731,936
                                                                                         ------------             -------------

                                                                                           26,959,838                26,245,173
   Less accumulated depreciation
       and amortization                                                                   (21,260,424)              (20,482,363)
                                                                                         ------------              ------------

       TOTAL PROPERTY, PLANT AND EQUIPMENT                                                  5,699,414                 5,762,810

JOINT VENTURES (NOTE D)
   United Solar                                                                             --                        --
   GM Ovonic                                                                                --                        --
   Sovlux                                                                                   --                        --

OTHER ASSETS                                                                                  804,007                   885,639
                                                                                         ------------             -------------

                 TOTAL ASSETS                                                            $ 57,129,439             $  23,331,019
                                                                                         ============             =============





See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   June 30,
                                                                                     ----------------------------------------

                                                                                          1996                      1995*
                                                                                     --------------            --------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                             $    3,911,122            $      3,912,338
   Amounts due to related parties                                                              --                       106,130
   Salaries, wages and amounts withheld
       from employees                                                                     1,175,102                     986,420
   Deferred revenues under business
       agreements (NOTE A)                                                                  711,894                     884,151
   Current installments on capitalized lease
       obligations and short-term debt (NOTE E)                                           1,302,973                   1,482,846
                                                                                     --------------             ---------------

          TOTAL CURRENT LIABILITIES                                                       7,101,091                   7,371,885

CAPITALIZED LEASE OBLIGATIONS (NOTE E)                                                    1,853,728                   3,012,079

DEFERRED GAIN (NOTE E)                                                                      686,351                   1,149,011

NON-REFUNDABLE ADVANCE ROYALTIES
   (NOTE C)                                                                               3,754,229                   3,898,377
                                                                                     --------------             ---------------

          TOTAL LIABILITIES                                                              13,395,399                  15,431,352

STOCKHOLDERS' EQUITY
   Capital Stock (NOTES F and G)
       Class A Convertible Common Stock,
       par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                                               2,199                       2,199
       Common Stock, par value $0.01 per share:
          Authorized - 15,000,000 shares
          Issued & outstanding - 10,489,591
          shares at June 30, 1996 and
          8,078,667 shares at June 30, 1995                                                 104,896                      80,787
   Additional paid-in capital                                                           200,757,697                 166,001,702
   Accumulated deficit                                                                 (157,130,752)               (158,185,021)
                                                                                     --------------             ---------------

       TOTAL STOCKHOLDERS' EQUITY                                                        43,734,040                   7,899,667
                                                                                     --------------             ---------------
       TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                                                     $   57,129,439             $    23,331,019
                                                                                     ==============             ===============


*  Restated - See Note A.

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Years ended June 30,
                                                                             -------------------------------------------------
                                                                                 1996              1995*              1994
                                                                             -----------        -----------        -----------
REVENUES (NOTES A and B)
  Product sales                                                              $14,828,133        $10,298,019        $ 7,366,668
  Royalties                                                                    1,321,117          1,205,036            228,630
  Revenues from Research and Development
     agreements                                                                7,349,195         11,365,708          9,608,224
  Revenues from license and other agreements                                  12,524,262         17,931,852          1,925,000
  Other                                                                        1,289,667            543,143            228,853
                                                                             -----------        -----------        -----------

          TOTAL REVENUES                                                      37,312,374         41,343,758         19,357,375

EXPENSES

  Cost of product sales                                                       15,504,385         10,390,794          6,621,096
  Cost of revenues from Research and
     Development agreements                                                    7,581,904         11,013,975          8,700,109
  Product development and research (NOTE A)                                    9,151,167          4,636,158          2,670,842
  Patent Defense (NOTE A)                                                      2,467,295          2,625,000           --
  Patents (NOTE A)                                                               381,186            407,583            173,221
  Operating, general and administrative                                        6,405,162          6,474,064          5,249,861
                                                                             -----------        -----------        -----------

          TOTAL EXPENSES                                                      41,491,099         35,547,574         23,415,129
                                                                             -----------        -----------        -----------

  INCOME (LOSS) FROM OPERATIONS                                               (4,178,725)         5,796,184         (4,057,754)

OTHER INCOME (EXPENSE):

  Gain on sale of Ovonic Battery Company stock                                 4,500,000            --                --
  Interest expense                                                              (445,933)          (545,738)          (536,059)
  Interest income                                                              1,090,952            244,722             61,489
  Other nonoperating income - net                                                 87,975            110,496            639,668
                                                                             -----------        -----------        -----------

           TOTAL OTHER INCOME (EXPENSE)                                        5,232,994           (190,520)           165,098
                                                                             -----------        -----------        -----------

     NET INCOME (LOSS)                                                       $ 1,054,269        $ 5,605,664        $(3,892,656)
                                                                             ===========        ===========        ===========
     NET INCOME (LOSS) PER COMMON
          SHARE AND COMMON EQUIVALENT
          SHARE (NOTE H)                                                     $       .10         $      .63        $      (.51)
                                                                             ===========        ===========        ===========

     NET INCOME (LOSS) PER COMMON
          SHARE ASSUMING FULL DILUTION
          (NOTE H)                                                           $       .10         $      .56        $      (.51)
                                                                             ===========        ===========        ===========

*    Restated - See Note A.

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES F and G)

                                                         Three years ended June 30, 1996

                                           Class A Convertible
                                           Common Stock          Common Stock
                                           -------------------   -------------------

                                           Number                Number                Additional                   Total
                                           of                    of                     Paid-In     Accumulated     Stockholders'
                                           Shares     Amount     Shares     Amount      Capital     Deficit         Equity (Deficit)
                                          -------   ----------  ---------  ---------  ------------  --------------  ---------------
Balance at June 30,
  1993                                    219,913   $    2,199  7,226,536  $  72,265  $152,323,242  $(159,898,029)  $ (7,500,323)
Net loss for year ended
  June 30, 1994                                                                                        (3,892,656)    (3,892,656)
Canceled stock                                                     (8,484)       (84)           84
Issuance of stock to
  directors & consultants                                          31,148        311       195,973                       196,284
Private placement of
  common stock and warrants                                       308,500      3,085     6,263,475                     6,266,560
Common stock issued in
  connection with conversion
  of OSMC Preferred Stock
  and Convertible Investment
  Certificates ("CICs")                                             5,524         55           (55)
                                          -------   ---------- ----------   --------  ------------  -------------    -----------
Balance at June 30, 1994                  219,913        2,199  7,563,224     75,632   158,782,719   (163,790,685)    (4,930,135)
Net income for year ended
  June 30, 1995                                                                                         5,605,664*     5,605,664*
Issuance of stock to directors
  & consultants                                                     3,733         38        87,275                        87,313
Private placement of common stock
  and warrants                                                    175,000      1,750     2,667,425                     2,669,175
Common stock issued in connection with
  exercise of stock options                                       325,799      3,258     4,464,392*                    4,467,650
Common stock issued in connection with
     conversion of OSMC preferred stock
     and CICs                                                      10,911        109          (109)
                                          -------   ---------- ----------   --------  ------------  -------------    -----------
Balance at June 30, 1995                  219,913        2,199  8,078,667     80,787   166,001,702*  (158,185,021)*    7,899,667
Net income for year ended
  June 30, 1996                                                                                         1,054,269      1,054,269
Issuance of stock to directors
  & consultants                                                     6,899         69        59,395                        59,464
Public Offering of common stock                                 1,650,000     16,500    27,764,555                    27,781,055
Common stock issued in
  connection with exercise of
  stock options and warrants                                      753,950      7,539     6,932,046                     6,939,585
Common stock issued in connection with
  conversion of CICs                                                   75          1            (1)

                                          -------   ---------- ----------   --------  ------------  -------------    -----------
Balance at June 30, 1996                  219,913   $    2,199 10,489,591   $104,896  $200,757,697  $(157,130,752)   $43,734,040
                                          =======   ========== ==========   ========  ============  =============    ===========

*    Restated - See Note A.

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended June 30,
                                                                 -----------------------------------------------

                                                                       1996             1995*            1994
                                                                       ----             -----            ----
OPERATING ACTIVITIES:
   Net income (loss)                                              $  1,054,269     $  5,605,664      $(3,892,656)
   Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
           Depreciation and amortization                             1,890,484        1,367,870          941,307
           Gain on sale of Ovonic Battery stock                     (4,500,000)
           Credit for uncollectible accounts receivable                                                 (388,000)
           Non-cash revenue                                                            (330,000)
           Creditable royalties                                       (144,148)        (392,430)         (70,077)
           Warrants issued to employees and consultants
              for services rendered and employee stock options         453,000        2,053,000          318,350
           Stock issued for services rendered                           59,464          193,838           47,804
           Loss on sale of equipment                                    52,429            2,062            1,683
           Granting of license under option agreement                                                 (1,000,000)
           Amortization of deferred gain                              (462,660)        (254,329)         (46,660)
           Gain on disposition of investment in OIS                                                     (536,530)
   Changes in working capital:
           Accounts receivable and amounts due from
              related parties                                       (4,727,022)      (5,719,477)        (529,666)
           Inventories                                              (1,220,385)      (1,630,640)            (846)
           Prepaid expenses and other current assets                   (72,765)           5,074         (173,361)
           Accounts payable and accrued expenses                        81,336          (69,049)       1,882,509
           Deferred revenues under business agreements                (172,257)         266,002         (819,533)
                                                                  ------------     ------------      -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                           (7,708,255)       1,097,585       (4,265,676)
                                                                  ------------     ------------      -----------

INVESTING ACTIVITIES:
   Purchases of capital equipment                                   (1,887,118)      (1,138,972)        (247,070)
   Purchase of investments                                         (10,327,352)
   Proceeds from sale of capital equipment                               7,600            1,256              568
   Proceeds from disposition of investment in OIS                       --               --              548,699
                                                                  ------------     ------------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (12,206,870)      (1,137,716)         302,197
                                                                  ------------     ------------      -----------

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term debt
       obligations and capitalized lease obligations                (1,505,385)      (2,043,340)      (1,687,397)
   Proceeds from capital lease transactions                            167,161        1,250,000         --
   Proceeds from sale of stock of subsidiary                         4,500,000         --               --
   Proceeds from sale of stock and exercise of stock options
       and warrants                                                 34,267,640        4,977,300        4,913,835
   Proceeds from non-refundable advance royalties                                                        225,000
                                                                  ------------     ------------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           37,429,416        4,183,960        3,451,438
                                                                  ------------     ------------      -----------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                             17,514,291        4,143,829         (512,041)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,259,451        2,115,622        2,627,663
                                                                  ------------     ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 23,773,742     $  6,259,451      $ 2,115,622
                                                                  ============     ============      ===========



*  Restated - See Note A.


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended June 30,
                                                             -----------------------------------------------------
                                                               1996                     1995               1994
                                                               ----                     ----               ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

Cash paid for interest                                       $ 445,933                $ 612,094          $ 536,811





The Company's non-cash investing and financing activities were as follows:

   Sale and lease back of capitalized equipment
         and deferred gain                                                            1,250,000

   Capitalized leased equipment and
         capitalized lease obligations                                                                   1,646,741

   Common stock issued for future services                                                                 182,855

   Conversion of debt for sale of Ovonic Battery stock                                                   1,000,000




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

Financial Statement Presentation and Principles of Consolidation

         The consolidated financial statements include the accounts of ECD and its 93.5%-owned subsidiary (97% as of June 30, 1995) Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology (collectively, the "Company"). In the year ended June 30, 1996, ECD sold approximately 3.3% of its interest in Ovonic Battery to another entity and realized a gain on this sale. Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

         ECD also has three investments accounted for by the equity method:
(i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); (ii) Sovlux Co. Ltd. ("Sovlux") (50%), ECD's Russian joint venture with State Research and Production Enterprise Kvant ("Kvant"); and (iii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. See Note D for a discussion of these ventures.

          Upon consolidation, all intercompany accounts and transactions are eliminated.

         Certain items for the years ended June 30, 1995 and 1994 have been reclassified to be consistent with the classification of items in the year ended June 30, 1996.

         In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has certain concentrations of revenues as described in Note B. The Company is impacted by other factors such as the continued receipt of contracts from the U.S. government, its ability to protect and maintain the proprietary nature of its technology, its

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)

continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of comparability.

         The Company has not yet adopted the new standard and has not determined what impact, if any, it will have on net income and earnings per share when it does adopt this new standard. Adoption of the new standard will have no effect on the Company's cash flows.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

         The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption.
The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)

to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

Cash Equivalents

         Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Investments

         Investments consist of commercial paper, classified as available for sale, maturing in four to six months from date of acquisition and are stated at cost, which approximates fair market value.

Financial Instruments

         The Company considers the carrying value of its financial instruments to be a reasonable estimate of fair value.

Translation Gains and Losses

         Since all of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no foreign currency gains or losses.

                  ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)

Accounts Receivable

         The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:

                                                                                                            June 30,
                                                                                                -------------------------------

                                                                                                    1996               1995
                                                                                                -----------         -----------
         U.S. Government:
            Amounts billed                                                                      $   743,482         $   420,126
            Unbilled                                                                                453,394             778,513
                                                                                                -----------         -----------
                    Total                                                                         1,196,876           1,198,639
                                                                                                -----------         -----------

         Commercial Customers:
            Amounts billed                                                                        2,768,736*            951,931*
            Unbilled
                 - due per contracts                                                              7,062,239**         5,231,818**
                 - other                                                                          1,222,173             741,612
                                                                                                -----------         -----------
                    Total                                                                        11,053,148           6,925,361
                                                                                                -----------         -----------

         Other                                                                                      666,412              65,414
         Allowance for Uncollectible Accounts                                                       (29,205)            (29,205)
                                                                                                -----------         -----------

                    TOTAL                                                                       $12,887,231         $ 8,160,209
                                                                                                ===========         ===========

* Includes related-party (United Solar and GM Ovonic) amounts of $1,041,445 and $93,614, respectively.
** Includes related-party (United Solar and GM Ovonic) amounts of $1,860,064 and $634,760, respectively.

         Unbilled receivables from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain contracts, which amounts were billed in subsequent months.

         Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 1996 and 1995. Certain U.S. government contracts remain subject to audit. Management does not believe that adjustments which may result from an audit would be material to the financial position or results of operations of the Company.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE A - Summary of Accounting Policies - (Continued)


Inventories

            Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, hydride materials, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales are removed from inventory based on actual costs of items shipped to customers.

            Inventories (principally those of Ovonic Battery) are as follows:

                                                               Years Ended June 30,
                                                       ---------------------------------
                                                           1996                 1995
                                                       -----------          ------------
            Finished products                           $  263,525            $  315,276
            Work in process                              1,902,396               910,582
            Raw materials                                1,075,401               793,569
            Supplies                                        33,813                35,323
                                                        ----------            ----------
                                                        $3,275,135            $2,054,750
                                                        ==========            ==========

Property, Plant and Equipment

         All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                                                                     Years
                                                                                     -----
            Buildings and improvements                                              5 to 20
            Machinery and other equipment                                           3 to 10
            Capitalized lease equipment and
                 leasehold improvements                                              3 to 5


         Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years. Accumulated amortization on capitalized lease equipment as of June 30, 1996 and June 30, 1995 was $2,064,000 and $1,461,000, respectively.

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

Product Development and Research

         Total direct product development and research costs, the majority of which are included in cost of revenues from research and development agreements ("R&D agreements"), were $12,947,000, $11,962,000 and $8,285,000 for the three years ended June 30, 1996, 1995 and 1994, respectively.

Patents

         Patent expenditures are charged directly to expense. Total patent expenditures, most of which are allocated for financial statement purposes to cost of revenues from R&D agreements and product development and research, were $945,000, $933,000 and $1,010,000 for the three years ended June 30, 1996,
1995 and 1994, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to pursue other companies who may be infringing on the Company's patents, are charged directly to expense and were $2,467,000 and $2,625,000 for the two years ended June 30, 1996 and 1995, respectively.  There were no patent defense expenditures in fiscal year 1994.

Product Sales

         Product sales include battery-related materials (hydride materials and Ovonic electrodes), contract revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE A - Summary of Accounting Policies - (Continued)


Royalties

         Most license agreements provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash payments for non-refundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrable evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

Business Agreements

         A substantial portion of revenues are derived through business agreements seeking to develop and/or commercialize products based upon the Company's proprietary technologies. Such agreements are of two types.

         The first type of business agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to R&D agreements; in other cases, they relate to product development and commercialization efforts of the licensee and other agreements combine the efforts of the Company with those of the licensee.

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

         In the second type of business agreement, the Company conducts specified research and development projects related to one of its principal technology specializations for an agreed-upon fee ("R&D agreements"). Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to R&D agreements are recorded as cost of revenues from R&D agreements.

Other Operating Revenues

         Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory.

Other Non-operating Income

         Other non-operating income-net consists of rental income and gains and losses on sale of fixed assets.

Restatement

         As disclosed in the Form 10-K/A (Amendment No. 1) to the Form 10-K for the year ended June 30, 1995, certain adjustments for 1995 were recorded consisting of a non-cash charge to operations related to the extension of certain stock options. The results for 1995 have been restated to reflect those adjustments.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements




NOTE B - Royalties, Revenues from R&D Agreements and License and Other
         Agreements

         The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenue from such agreements follows:

                                                                                    Years Ended June 30,
                                                                       -------------------------------------------
                                                                         1996             1995             1994
                                                                         ----             ----             ----
Royalties:
   Battery technology                                                  $ 1,149,198      $ 1,158,623   $    158,553
   Optical Memory                                                          171,919           46,413         70,077
                                                                       -----------      -----------   ------------
                                                                       $ 1,321,117      $ 1,205,036   $    228,630
                                                                       ===========      ===========   ============
 Revenues from R&D agreements:
   Photovoltaics
       National Renewable Energy Laboratory ("NREL")                   $   302,038      $ 1,550,171   $  1,801,582
       Department Of Energy ("DOE")                                      1,177,908        2,225,193        298,149
       U.S. Trade & Development Agency and Industrial Partnering
          Program ("IPP")                                                  391,000          510,000
   Battery technology
       United States Advanced Battery Consortium ("USABC")               3,481,013        6,082,822      5,324,660
       Automobile Manufacturer                                             342,390          157,610      1,050,000
       National Aeronautic Space Admin./Small Business
          Innovative Research ("NASA/SBIR")                                                 410,111        209,889
       Hitachi-Maxell, Ltd. ("Hitachi Maxell")                                                             140,000
   Microelectronics
       Micron Technology, Inc./ARPA ("Micron-ARPA")                        900,000
       Other                                                                                               181,000
   Hydrogen
       NREL                                                                                  76,736        173,264
       U.S. Advanced Research Projects Agency ("ARPA")                     309,964
       U.S. Army Missile Command                                           293,092           86,239         13,761
   Other                                                                   151,790          266,826        415,919
                                                                       -----------      -----------   ------------
                                                                       $ 7,349,195      $11,365,708   $  9,608,224
                                                                       ===========      ===========   ============
License and Other Agreements:
   Battery
       Asia Pacific Investment Co. ("APIC")                            $ 6,024,262
       Group of battery manufacturers                                    1,500,000
       Furukawa Battery Co., Ltd. ("Furukawa")                             500,000
       Sanoh Industrial Co., Ltd. Of Japan ("Sanoh")                     3,000,000                         500,000
       Three consumer battery manufacturers                                              10,500,000
       Eveready Battery Co. ("Eveready")                                                  1,000,000
       Walsin Technology Corp. ("Walsin")                                                 3,500,000
       Varta Batterie AG ("Varta")                                                          250,000
       GP Batteries International Ltd. ("GP Batteries")                                     767,176      1,425,000
       Samsung Electronics Co. Ltd. ("Samsung")                                             209,676
       Hitachi Maxell                                                                       330,000
   Microelectronics
       Micron Technology, Inc. ("Micron")                                1,500,000        1,375,000
                                                                       -----------      -----------   ------------
                                                                       $12,524,262      $17,931,852   $  1,925,000
                                                                       ===========      ===========   ============

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE B - Royalties, Revenues from R&D Agreements and License and Other
         Agreements - (Continued)

       The Company historically has entered into agreements with a relatively small number of major customers throughout the world. Revenues from unaffiliated foreign customers represent approximately 41%, 53% and 45% for the years ended June 30, 1996, 1995 and 1994, respectively. There are two major consumer battery manufacturers which represent 12% each, GP Batteries which represents 11% and USABC which represents 15% of total revenue for the year ended June 30, 1995. There are two major customers which represent a total of 27% (11% for GM Ovonic and 16% for APIC) of total revenue for the year ended June 30, 1996.

NOTE C - Non-Refundable Advance Royalties

         At June 30, 1996 and 1995, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                                                                                          June 30,
                                                                                               --------------------------------
                                                                                                   1996                1995
                                                                                                   ----                ----
          Battery:
              Matshushita Battery Industrial Co., Ltd.                                         $1,125,000            $1,125,000
              Hitachi Maxell                                                                      355,189               355,189
              Daido Steel Co. Ltd.                                                                224,802               225,000
          Optical Memory:
              Matsushita Electric Industrial Co., Ltd.                                            933,818             1,061,862
              Hitachi, Ltd.                                                                       685,700               685,700
              Sony Corporation                                                                    360,000               360,000
              Polaroid Corporation                                                                 50,000                50,000
              Plasmon PLC                                                                           2,844                18,750
              Toshiba Corporation                                                                  16,876                16,876
                                                                                               ----------            ----------
                                                                                               $3,754,229            $3,898,377
                                                                                               ==========            ==========


         During the years ended June 30, 1996 and 1995, $144,148 and $392,430, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures

         The Company's investments in its joint ventures, United Solar, Sovlux and GM Ovonic, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

         Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's original investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

United Solar

         In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. The agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD has contributed to United Solar a license in the field of photovoltaics, certain solar cell manufacturing and photovoltaic research and development equipment, leasehold improvements, furniture and fixtures, inventory and supplies. In return for the contribution of these assets, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested $50,000,000.

         In 1992, a memorandum of understanding was signed by Canon and ECD stating that should United Solar require additional funding beyond what Canon has already agreed to invest, Canon would assist United Solar in finding means of raising funds to continue the expansion of United Solar's operations to profitability which would not result in the dilution of ECD's interest in United Solar.

         ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD received approximately $128,000, $68,000 and $39,000 in the years ended 1996, 1995 and 1994, respectively. ECD also performed administrative services for the benefit of United Solar for which ECD received approximately $23,000 and $44,000 in the years ended 1995 and 1994, respectively. These amounts are included in other revenues. In addition, in the years ended June 30, 1996 and 1995, United Solar billed ECD for approximately $289,000 and $404,000, respectively, for work performed in accordance with the DOE PV Bonus contract.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)

         In 1995, ECD received a $7,565,000 order (subsequently amended to $7,996,000) from United Solar for solar cell manufacturing equipment to provide production capacity of solar cells capable of producing 5 Megawatts of electricity on an annual basis. Through June 30, 1996, ECD received payments of $6,694,500 relative to this order. Through June 30, 1996, the Company recognized revenue of $7,548,000 and, at June 30, 1996, had a receivable of $853,500.

         The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.

                     UNITED SOLAR STATEMENTS OF OPERATIONS

                                                Six Months
                                              Ended June 30,                 Year Ended December 31,
                                              --------------            ---------------------------------
                                                   1996                      1995                1994
                                                   ----                      ----                ----
                                                 (Unaudited)
Revenues
  Product sales                                $   2,620,981            $   5,351,573        $  4,777,112
Operating Expenses
  Cost of sales                                    4,251,851                7,037,174           4,784,750
  Research and development                         1,030,162                2,000,611           2,023,619
  General and administrative                         924,082                1,610,158           2,604,646
  Sales and marketing                                802,214                1,594,228           1,683,038
                                               -------------            -------------        ------------
       Total                                       7,008,309               12,242,171          11,096,053
                                               -------------            -------------        ------------
Other Income (Expense)                                33,248                  247,074          (3,879,541)
                                               -------------            -------------        ------------
Net Loss                                       $  (4,354,080)           $  (6,643,524)       $(10,198,482)
                                               =============            =============        ============


                          UNITED SOLAR BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                       ------------          ------------
                                                                           1996                 1995
                                                                           ----                 ----
                                                                      (Unaudited)
Current Assets:
  Cash and Cash Equivalents                                            $  1,481,480          $    468,421
  Accounts Receivable - Trade                                               395,551               325,481
  Accounts Receivable - NREL                                                217,810               263,777
  Accounts Receivable - Stockholders                                         70,190               344,235
  Inventory                                                               2,257,458             2,348,165
  Other Current Assets                                                      332,002               285,918
                                                                       ------------          ------------
     Total Current Assets                                                 4,754,491             4,035,997
Property, Plant and Equipment (Net)                                      11,276,455             8,995,670
Other Assets                                                                216,730               159,692
                                                                       ------------          ------------
     Total Assets                                                      $ 16,247,676          $ 13,191,359
                                                                       ============          ============
Current Liabilities:
  Short-term bank debt                                                 $ 14,375,565          $  7,143,754
  Accounts Payable - Trade & Stockholders                                 1,363,044               993,907
  Accrued Expenses and Other                                                297,186               487,739
                                                                       ------------          ------------
     Total Current Liabilities                                           16,035,795             8,625,400
                                                                       ------------          ------------
     Total Stockholders' Equity                                             211,881             4,565,959
                                                                       ------------          ------------
     Total Liabilities and Stockholders' Equity                        $ 16,247,676          $ 13,191,359
                                                                       ============          ============

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)

Sovlux

         In 1990, ECD established Sovlux, a joint venture with State Research and Production Enterprise ("Kvant") in Russia, to manufacture photovoltaic and battery products and systems in the countries comprising the former U.S.S.R. and sell them worldwide (except for Japan and India). Sovlux is owned 50% by ECD and 50% by Kvant. In 1990, Kvant entered into machine-building contracts with ECD for the construction of photovoltaic manufacturing equipment and battery equipment. Kvant paid ECD a total of $10,450,000 for these machine-building contracts. At June 30, 1993, ECD had completed these machines and shipped them to Kvant.

         The joint venture arrangements provide that Kvant contribute such equipment in an installed and operational condition to the joint venture in exchange for its 50% interest. ECD's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. No tangible assets have been contributed to Sovlux by ECD. Through June 30, 1996, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate.

         There are no financial statements available for Sovlux since the December 31, 1993 financial statements.

GM Ovonic

         In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

         GM Ovonic is currently manufacturing production-intent batteries and is conducting production scale-up engineering activities at a manufacturing plant in Troy, Michigan.

         In October 1995, the Company received a $3,700,000 order, as amended, from GM Ovonic for battery manufacturing equipment. As of June 30, 1996, the Company

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements





NOTE D - Joint Ventures - (Continued)

received payments of $1,786,000 under this order and recognized revenue of $2,129,000. A receivable in the amount of $343,000 remains to be paid.

         During the years ended June 30, 1996 and 1995, the Company had revenues, including the aforementioned machine-building revenues, of $4,118,000 and $2,372,000, respectively, related to sales of products to GM Ovonic, General Motors and related companies and for reimbursement of services performed for General Motors and related companies.

         The following sets forth certain financial data regarding GM Ovonic derived from GM Ovonic's unaudited financial statements:

                       GM OVONIC STATEMENTS OF OPERATIONS
                                    (000's)

                                                                                      Years Ended June 30,
                                                                                    -------------------------
                                                                                    1996                 1995
                                                                                    ----                 ----
   Revenues:
         Sales                                                                  $   1,981             $      610
         Operating expenses
            Cost of Sales / Experimental testing                                    4,847                  2,133
            Outside engineering support                                               625
            General and administrative expenses                                     1,279                  1,074
                                                                                ---------               --------
                 Total                                                              6,751                  3,207
                                                                                ---------               --------
   Net Loss                                                                     $  (4,770)              $ (2,597)
                                                                                =========               ========


                            GM OVONIC BALANCE SHEETS
                                    (000's)


                                                                                          June 30,
                                                                                -----------------------------
                                                                                  1996                1995
                                                                                ---------           ---------
   Current Assets:
         Accounts receivable                                                    $   1,500           $      18
            Property, plant and equipment                                           4,342                 862
                                                                                ---------           ---------
                 TOTAL ASSETS                                                   $   5,842           $     880
                                                                                =========           =========
   Current Liabilities:
         Accounts payable                                                       $   2,300           $     313
                                                                                ---------           ---------
            Total Current Liabilities                                               2,300                 313
   Notes Payable - Stockholders                                                    12,915               3,536
   Stockholders' (Deficit)                                                         (9,373)             (2,969)
                                                                                ---------           ---------
                 Total Liabilities and Stockholders' (Deficit)                  $   5,842           $     880
                                                                                =========           =========


         The Company has recorded its investment in GM Ovonic at zero, which represents the net book value of the Company's assets transferred to GM Ovonic. Additionally, the

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)

Company has made no financial or other guarantees with respect to liabilities incurred by GM Ovonic. The Company will continue to carry its investment at zero and will recognize over a period of years its share, if any, of the then equity of GM Ovonic and will recognize its share of the venture's profits or losses on the equity method of accounting.

NOTE E- Capitalized Lease Obligations

         A summary of the Company's short-term borrowings, long-term debt and capitalized lease agreements is as follows:

                                                                                                            June 30,
                                                                                                -------------------------------
                                                                                                    1996                1995
                                                                                                -----------         -----------
Financing Lease for headquarters building with interest at
  8.2% and monthly payments of $19,250                                                          $   720,383         $   886,507
Capitalized leases with Financing for Science International
  (with interest ranging between 5% and 13%)                                                      2,290,948           3,489,462
Loan from U.S. Trade Development and Program, 0% interest
  with entire amount due March 1996                                                                --                   115,000
Other capitalized leases                                                                            145,370               3,956
                                                                                                -----------         -----------
                                                                                                  3,156,701           4,494,925
  Less amounts included in current liabilities                                                    1,302,973           1,482,846
                                                                                                -----------         -----------
                                                                                                $ 1,853,728         $ 3,012,079
                                                                                                ===========         ===========

Financing Lease

         In 1990, the Company entered into a 10-year financing lease transaction relating to certain buildings and land. The terms of the transaction included an option for the Company to purchase the buildings and land in the sixth year of the lease for $2,150,000, increasing 5% each year thereafter. The Company has not exercised the option.

Capitalized Leases

         In 1992, the Company entered into a third-party leasing arrangement with Financing for Science International ("FSI") for the financing of certain equipment. Ovonic Battery has financed equipment purchases for a total of $8,600,000 through June 30, 1996. The terms of the agreement require repayment over five years at an interest rate ranging between 5% and 13%.

         The 1992 FSI agreement is secured by a security interest in the Company's USABC contract and by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE E - Capitalized Lease Obligations - (Continued)

to FSI in the Company's unencumbered plant and equipment. In connection with this agreement, Ovonic Battery has assigned all receivables from GP Batteries' purchase orders as additional collateral.

         In 1994, the Company entered into a $1,250,000 sale and lease-back transaction with FSI for a vapor barrier coating machine, with a net book value of zero, at an interest rate of approximately 13%. The Company recorded a deferred gain of $1,250,000 in the year ended June 30, 1995 and is amortizing this deferred gain over the term of the lease. During the years ended June 30, 1996 and 1995, the Company amortized approximately $417,000 and $208,000, respectively, of this deferred gain.

         The Company has agreed to purchase certain equipment leased from FSI upon expiration of the lease for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then fair market value (but no less than 10% nor more than 20% of its acquisition cost), plus any applicable sales, excise or other taxes imposed as a result of such sale.

Other

         The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 1996, 1995 and 1994 was approximately $1,623,000, $941,000 and $431,000, respectively.

         Future minimum payments on obligations under capital leases, other long-term debt and noncancellable operating leases expiring in each of the five years subsequent to June 30, 1996 are as follows:

                                                                           Capital Leases    Long-Term Debt   Operating Leases
                                                                           --------------    --------------   ----------------
   1997                                                                      $1,353,622         $ 180,335         $1,666,146
   1998                                                                       1,154,921           195,647          1,077,748
   1999                                                                         219,320           212,257            440,584
   2000                                                                          30,228           132,144            307,696
   2001                                                                          10,076           --                  95,245
                                                                             ----------         ---------         ----------
       TOTAL                                                                  2,768,167         $ 720,383         $3,587,419
   Less interest & taxes included above                                         331,849         =========         ==========
                                                                             ----------
   Present value of minimum payments                                         $2,436,318
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

         As part of an employment agreement among ECD, Ovonic Battery and Mr. Ovshinsky, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (1) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (2) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD; (3) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation; (4) the acquisition by any person of 30% or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (5) changes in the constitution of the majority of the Board of Directors; (6) the holders of the Class A Convertible Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (7) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a Vice President of ECD. The initial term of the employment agreement is six years and shall be automatically renewed every year thereafter unless terminated by the Company.

         During the years ended June 30, 1996, 1995 and 1994, ECD issued restricted shares of 6,899, 3,733 and 31,148 (of which 28,518 shares were issued for future services), respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense for the years ended June 30, 1996, 1995 and 1994 of $59,000, $48,000 and $48,000,
respectively, relating to these restricted shares of Common Stock.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements




NOTE G - Warrants and Options to Purchase Stock

         The Company has Common Stock reserved for issuance as follows:

                                                                                                           Number of Shares
                                                                                                   ------------------------------
                                                                                                   June 30, 1996    June 30, 1995
                                                                                                   -------------    -------------
     Conversion of Class A Convertible Common Stock                                                    219,913          219,913
     Stock options                                                                                   3,287,973        3,859,802
     1999 Private Placement Warrants                                                                   174,966          272,466
     Warrants issued in connection with services rendered                                              239,000          200,000
     CICs                                                                                                6,233            6,308
                                                                                                     ---------        ---------
         TOTAL RESERVED SHARES                                                                       3,928,085        4,558,489
                                                                                                     =========        =========


Stock Option Plans

         The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan"), 1987 Stock Option and Incentive Plan ("1987 Stock Option Plan") and the 1995 Non-Qualified Stock Option Plan ("1995 Stock Option Plan") authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE G - Warrants and Options to Purchase Stock - (Continued)

         A summary of the transactions during the years ended June 30, 1996, 1995 and 1994 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:

                                                        1996                           1995                       1994
                                               -----------------------       ------------------------     --------------------
                                                               Average                       Average                   Average
                                                                Option                        Option                    Option
                                                 Shares         Price         Shares          Price        Shares       Price
                                               ----------      -------       ---------       -------      ---------    -------
Outstanding July 1                              2,422,646      $10.42        1,043,311       $ 6.68       1,101,938     $ 8.05
Granted                                           358,190       17.71        1,646,535        12.23          94,630       7.76
Exercised                                         650,650        8.46          264,299         6.96            -          -
Canceled                                              330       11.75            2,901         6.31         153,257      17.22
                                               ----------      ------        ---------       ------       ---------     ------
Outstanding June 30                             2,129,856      $12.24        2,422,646       $10.42       1,043,311     $ 6.68
                                               ==========      ======        =========       ======       =========     ======
Exercisable June 30                             1,046,438      $10.79          873,458       $ 8.02         669,981     $ 6.38
                                               ==========      ======        =========       ======       =========     ======


         In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 211,287 as of June 30, 1996) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 140,519 as of June 30, 1996) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $10.14 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and
(ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

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

         Subsequent to the issuance of the Company's 1995 financial statements, it was determined that, in accordance with generally accepted accounting principles, the difference between the aggregate exercise price and the fair market value of the Company's stock at February 1995, totaling $1,600,000, should be recorded as a non-cash charge to operations.

Warrants

         ECD has outstanding warrants to purchase 174,966 shares of Common Stock in connection with private placements of Common Stock as well as warrants to purchase 239,000 shares of Common Stock in connection with services rendered. The warrants are currently exercisable at a weighted average price of $10.45 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

         The Company recognized expenses and additional paid-in capital of $318,350 for the year ended June 30, 1994, based on an independent appraisal of ECD warrants and Ovonic Battery stock options.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements



NOTE H - Net Income (Loss) Per Share

         The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three years ended June 30 are computed as follows:

                                                                                  1996              1995              1994
                                                                             -----------         ----------       -----------
   Weighted average number of shares outstanding                               9,370,841          8,003,742         7,637,660
   Pro Forma weighted average shares for Common
         Stock Equivalents                                                     1,515,067            886,020                 0
                                                                             -----------         ----------       -----------
         AVERAGE NUMBER OF SHARES OUTSTANDING
            AND EQUIVALENTS                                                   10,885,908          8,889,762         7,637,660
                                                                             ===========         ==========       ===========

   Net income (loss)                                                         $ 1,054,269         $5,605,664*      $(3,892,656)

         EARNINGS (LOSS) PER SHARE                                           $       .10         $      .63      $      (.51)
                                                                             ===========         ==========       ===========

*  Restated


         The primary and fully-diluted earnings per share for fiscal year 1996 are the same since the ending market value of ECD Common Stock at June 30, 1996 bof $22.75 per share approximates the average market value per share of ECD Common Stock of $20.23 during fiscal year 1996. The use of the ending market value of $22.75 per share results in a slightly higher pro forma weighted average number of shares for common stock equivalents for purposes of fully-diluted earnings per share; however, it does not result in a different earnings per share compared to primary earnings per share.

         The difference between the primary earnings per share and the fully-diluted earnings per share for fiscal 1995 is the result of using the ending market value of $16.375 per share versus the average market value of $13.56. This results in pro forma weighted average shares for common stock equivalents of 1,938,977 and a fully-diluted earnings per share of $.56.

NOTE I - Federal Taxes on Income

         At June 30, 1996 and 1995, the Company has approximately $35,639,000 and $34,821,000, respectively, of net deferred tax assets, consisting primarily of $33,782,000 and $32,772,000, respectively, due to net operating loss carryforwards, $1,857,000 and $2,049,000, respectively, due to tax credit carryforwards. However, a valuation reserve

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE I - Federal Taxes on Income - (Continued)

of the same amount is required due to the Company's operating history and uncertainty regarding the future realizability of the net operating loss carryforwards.

         The Company's valuation reserve was increased by $818,000 in 1996 and decreased by $505,000 in 1995 for the impact of the 1996 and 1995 net operating income (losses), temporary differences and the expiration of tax.

         At June 30, 1996, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                        Net Tax Operating        Investment Tax         R & D Credit
                        Loss Carryforward         Credit Total          Carryforward
                        -----------------        --------------         ------------
         1997                   1,805,000              88,000                  69,000
         1998                   3,360,000              10,000                 436,000
         1999                   5,395,000              40,000                 202,000
         2000                   8,767,000             172,000                 813,000
         2001                  23,828,000              27,000
         2002                  15,900,000
         2003                  17,460,000
         2004                   1,378,000
         2005                      --
         2006                   7,075,000
         2007                   2,854,000
         2008                   1,802,000
         2009                   4,304,000
         2010                      --
         2011                   5,431,000
                              -----------            --------             -----------
                              $99,359,000            $337,000             $ 1,520,000
                              ===========            ========             ===========



NOTE J - Related Party Transactions

         For the three years ended June 30, 1996, 1995 and 1994, ECD incurred expenses of $90,514, $36,440 and $135,865, respectively, for services rendered by its directors (and/or their related companies).

         For related party transactions involving United Solar and GM Ovonic see Note D.

NOTE K - Business Segments

         The Company has two business segments, its subsidiary, Ovonic Battery, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. ECD is primarily involved in photovoltaics,

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE K - Business Segments - (Continued)

microelectronics and machine building. General corporate expenses, interest expense and interest income are classified in the ECD business segment.

         The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                                 (in thousands)

                                                     Ovonic Battery             ECD         Consolidated
                                                     --------------           -------       ------------
Revenues
   Year ended June 30, 1996                               $26,946             $10,366            $37,312
   Year ended June 30, 1995                                31,945               9,399             41,344
   Year ended June 30, 1994                                16,185               3,172             19,357

Operating Income(Loss)
   Year ended June 30, 1996*                              $(2,258)            $(1,921)           $(4,179)
   Year ended June 30, 1995**                               9,356              (3,560)             5,796
   Year ended June 30, 1994                                   849              (4,907)            (4,058)

Depreciation and Amortization Expense
   Year ended June 30, 1996                               $   811             $ 1,079            $ 1,890
   Year ended June 30, 1995                                   640                 728              1,368
   Year ended June 30, 1994                                   690                 251                941

Capital Expenditures
   Year ended June 30, 1996                               $   915             $   972            $ 1,887
   Year ended June 30, 1995                                   859                 280              1,139
   Year ended June 30, 1994                                    48                 199                247

Identifiable Assets
   Year ended June 30, 1996                               $17,501             $39,628            $57,129
   Year ended June 30, 1995                                13,056              10,275             23,331
   Year ended June 30, 1994                                 5,566               4,929             10,495


 * Includes intercompany interest of $432 (for the period from April 1, 1996 to June 30, 1996) charged by ECD to Ovonic Battery in accordance with the agreements between the parties.
** Restated.

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The composition of the Board of Directors of the Company is as follows:



                        Director
                        of the
                        Company                              Principal Occupation and
 Name                    Since             Office             Business Experience
 ----                   ---------          ------             -------------------
 Stanford R. Ovshinsky   1960             President,        Mr. Ovshinsky, 73, the
                                          Chief             founder and Chief Executive
                                          Executive         Officer of the Company, has
                                          Officer           been an executive officer and
                                          and               Director of the Company since
                                          Director          its inception in 1960.
                                                            Mr. Ovshinsky is the primary
                                                            inventor of the Company's
                                                            technology. Mr. Ovshinsky
                                                            also serves as: the Chief
                                                            Executive Officer of Ovonic
                                                            Battery; a member of the
                                                            Board of Managers of GM
                                                            Ovonic; a director of United
                                                            Solar; and Co-Chairman of the
                                                            Board of Directors of Sovlux.
                                                            Mr. Ovshinsky is the husband
                                                            of Dr. Iris M. Ovshinsky.


 Iris M. Ovshinsky       1960             Vice President    Dr. Ovshinsky, 69,
                                          and Director      co-founder and Vice President
                                                            of the Company, has been an
                                                            executive officer and Director
                                                            of the Company since its
                                                            inception in 1960.  Dr.
                                                            Ovshinsky also serves as a
                                                            director of Ovonic Battery.
                                                            Dr. Ovshinsky is the wife of
                                                            Stanford R. Ovshinsky.

 Robert C. Stempel       1995             Chairman of       Mr. Stempel, 63, is Chairman
                                          the Board,        of the Board and Executive
                                          Executive         Director of the Company.
                                          Director          Prior to his election as a
                                          and Director      Director in December 1995,
                                                            Mr. Stempel  served as senior
                                                            business and technical
                                                            advisor to Mr. Ovshinsky.
                                                            Mr. Stempel is also the
                                                            Chairman of Ovonic Battery
                                                            and serves on the Board of
                                                            Managers of GM Ovonic.  From
                                                            1990 until his retirement in
                                                            1992, he was the Chairman and
                                                            Chief Executive Officer of
                                                            General Motors Corporation.
                                                            Prior to serving as Chairman,
                                                            he had been President since
                                                            1987.  Mr. Stempel serves on
                                                            the Board of Directors of NBD
                                                            Bank, N.A.  Mr. Stempel
                                                            serves on the Company's Audit
                                                            Committee.

 Nancy M. Bacon          1977             Senior Vice       Mrs. Bacon, 50, joined the
                                          President--       Company in 1976 as its Vice
                                          Government        President of Finance and
                                          Contracts         Treasurer.  Mrs. Bacon became
                                          and               the Senior Vice President--
                                          International     Government Contracts and
                                          Projects          International Projects of the
                                          and               Company in 1993.  Mrs. Bacon
                                          Director          also serves on the Boards of
                                                            Directors of Sovlux and
                                                            United Solar.



Umberto Colombo            1995   Director          Prof. Colombo, 68, is
                                                    Chairman of the Scientific
                                                    Councils of the ENI Enrico
                                                    Mattei Foundation and of the
                                                    Instituto Per l'Ambiente in
                                                    Italy.  He was Chairman of
                                                    the Italian National Agency
                                                    for New Technology, Energy
                                                    and the Environment until
                                                    1993 and then served as
                                                    Minister of Universities and
                                                    Scientific and Technological
                                                    Research in the Italian
                                                    Government until 1994.  Prof.
                                                    Colombo is also active as a
                                                    consultant in international
                                                    science and technology policy
                                                    institutions related to
                                                    economic growth.

Jack T. Conway             1980   Director          Mr. Conway, 78, is President
                                                    and Chief Executive Officer
                                                    of the Community Housing
                                                    Corporation of Sarasota.
                                                    From 1985 to 1990, Mr. Conway
                                                    was a trustee of the Aspen
                                                    Institute.  Mr. Conway was
                                                    also formerly a management
                                                    consultant to the Company.
                                                    Mr. Conway serves on the
                                                    Audit and Compensation
                                                    Committees of the Board.


Hellmut Fritzsche          1969   Vice President    Dr. Fritzsche, 69, was a professor
                                  and Director      of Physics at the University of
                                                    Chicago, from 1957 until his
                                                    retirement in 1996.  He was also
                                                    Chairman of the Department of
                                                    Physics, the University of Chicago,
                                                    until 1986.  Dr. Fritzsche has been
                                                    a Vice President of the Company
                                                    since 1965, acting on a part-time
                                                    basis, chiefly in the Company's
                                                    research and product development
                                                    activities.  Dr. Fritzsche also
                                                    serves on the Board of Directors of
                                                    United Solar.

Joichi Ito                 1995   Director          Mr. Ito, 30, is President of
                                                    Eccosys, Ltd. and  Digital
                                                    Garage KK as well as
                                                    President and Representative
                                                    Director of PSI Japan KK.  He
                                                    is an expert on new computer
                                                    technology and networked
                                                    information systems and
                                                    writes and lectures
                                                    extensively in the United
                                                    States, Japan and Europe.
                                                    Mr. Ito serves as a director
                                                    and consultant to many
                                                    companies in the field of
                                                    information technology.

Walter J. McCarthy, Jr.    1995   Director          Mr. McCarthy, 71, until his
                                                    retirement in 1990, was the
                                                    Chairman and Chief Executive
                                                    Officer of Detroit Edison
                                                    Company.  Mr. McCarthy has
                                                    served as a consultant to the
                                                    Company since  1990.  Until
                                                    1995, Mr. McCarthy also
                                                    served on the Boards of
                                                    Comerica Bank, Detroit Edison
                                                    Company and Federal-Mogul
                                                    Corporation. Mr. McCarthy is
                                                    a member of the National
                                                    Academy of Engineering.  He
                                                    serves on the Audit and
                                                    Compensation Committees of
                                                    the Board.




Florence I. Metz        1995   Director      Dr. Metz, 67, until her retirement
                                             in 1996, held various executive
                                             positions with Inland Steel
                                             Company: General Manager, New
                                             Ventures, Inland Steel Company
                                             (1989-1991); General Manager, New
                                             Ventures, Inland Steel Industries
                                             (1991-1992) and Advanced Graphite
                                             Technologies (1992-1993); Program
                                             Manager for Business and Strategic
                                             Planning at Inland Steel (1993-
                                             1996). Dr. Metz also serves on the
                                             Board of Directors of Ovonic
                                             Battery and is a member of the
                                             Company's Compensation Committee.


Haru Reischauer         1990   Director      Mrs. Reischauer, 81, was initially
                                             appointed as a Director to fill the
                                             unexpired term of Edwin O.
                                             Reischauer (former U.S. Ambassador
                                             to Japan) after his death in
                                             September 1990, and was re-elected
                                             to the Board of Directors in 1992.
                                             Mrs. Reischauer also serves on the
                                             Board of Directors of United
                                             Solar. She is an author and
                                             lecturer.

Nathan J. Robfogel      1990   Director      Mr. Robfogel, 61, was, until his
                                             retirement in 1996, a partner with
                                             the law firm of Harter, Secrest &
                                             Emery, which he joined in 1959.
                                             Mr. Robfogel is currently Vice
                                             President for University Relations
                                             of  the Rochester Institute of
                                             Technology where he has been a
                                             trustee since 1985.  From 1989 to
                                             1995, Mr. Robfogel served as
                                             Chairman of the Board of Directors
                                             of the New York State Facilities
                                             Development Corporation, a public
                                             benefit corporation.

Stanley K. Stynes       1990   Director      Dr. Stynes, 64, was Dean of the
                                             College of  Engineering at Wayne
                                             State University from 1970 to
                                             August 1985, and a Professor of
                                             Engineering at Wayne State
                                             University from 1985 until his
                                             retirement in 1992.  He has been
                                             involved in various administrative,
                                             teaching, research and related
                                             activities. Dr. Stynes serves as
                                             Chairman of the Audit Committee
                                             of the Board of Directors of the
                                             Company.


                                      ***

     Mr. Ralph F. Leach served as Chairman of the Board of Directors from 1977 to 1995 and was appointed Chairman Emeritus in December 1995. Until his retirement in December 1977, Mr. Leach was for more than five years Chairman of the Executive Committee of J.P. Morgan & Co. and Morgan Guaranty Trust Company of New York, institutional bankers, and is presently a member of that company's Directors' Advisory Council.

     Dr. Robert R. Wilson, served as a director to the Company from 1978 to 1993 and was appointed Director Emeritus in January 1994. Until his retirement in 1978 Wilson was the founder and the director for more than ten years of the Fermi National Accelerator Laboratory. He was formerly President of the American Physical Society. Since retirement, Dr. Wilson has been a Professor Emeritus of physics at Cornell University, Columbia University and the University of Chicago.

              The executive officers of the Company are as follows:


                Name      Age          Office           Served As An
                ----      ---          ------            Executive
                                                         Officer or
                                                       Director Since
                                                       --------------
           Stanford R.     73  President, Chief              1960(1)
           Ovshinsky           Executive Officer and
                               Director

           Iris M.         69  Vice President and            1960(1)
           Ovshinsky           Director


           Robert C.       63  Executive Director            1995
           Stempel             and Director

           Nancy M.        50  Senior Vice                   1976
           Bacon               President-Government
                               Contracts and
                               International
                               Projects and Director

           Hellmut         69  Vice President and            1969
           Fritzsche           Director

           Subhash K.      45  President and Chief           1986
           Dhar                Operating Officer of
                               Ovonic Battery

           Kenneth A.      55  Acting Chief                  1993
           Pullis              Financial Officer and
                               Treasurer


          ---------------
          (1) The predecessor of the Company was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.

               See above for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, Nancy M. Bacon and Hellmut Fritzsche.

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


          ITEM 11: EXECUTIVE COMPENSATION

               The following tables set forth the compensation paid by the Company during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 1996.

                              SUMMARY COMPENSATION TABLE

                                              Annual                               Long Term
                                           Compensation                           Compensation
                                           ------------                   --------------------------
                                                                                                            All
                                                                            Restricted    Options           Other
Name and Principal            Fiscal                                        Stock         (Number           Compen-
   Position                   Year(1)         Salary(2)        Bonus        Award         Of Shares)        sation(3)
------------------            -------         ---------        -----        -----         ---------         ---------
Stanford R. Ovshinsky,         1996           $267,800         $90,741                     --               $ 10,017
President and Chief            1995           $256,567            --                    294,957(5)          $  8,798
Executive officer(4)           1994           $229,615            --                    153,369(5)          $  8,122

Iris M. Ovshinsky,             1996           $255,004                                     --               $  5,726
Vice President                 1995           $153,846                                  196,888             $  4,726
                               1994           $134,712                                  102,246             $  3,457

Robert C. Stempel,             1996           $125,008                     $50,312      125,000             $  3,159
Executive Director (6)         1995               --                                    179,000                --
                               1994               --                                     35,000                --

Nancy M. Bacon,                1996           $235,472                                   25,000             $  5,794
Senior Vice                    1995           $225,000                                  160,200             $  4,879
President--Government          1994           $156,884                                    --                $  3,748
Contracts and International
Projects

Subhash K. Dhar,               1996           $209,503         $15,000                   62,040             $  5,283
President and Chief            1995           $165,769           --                       3,980             $  4,267
Operating Officer of           1994           $123,461           --                      24,530             $    420
Ovonic Battery



---------------

(1)  The Company's fiscal year is July 1 to June 30.  The Company's
     1996 fiscal year ended June 30, 1996.
(2)  Amounts shown include compensation deferred under the Company's
     401 (k) Plan. Does not include taxable income resulting from exercise of stock options.
(3) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the fiscal years ended June 30, 1996, 1995 and 1994, respectively, as follows: Dr. Ovshinsky $2,500, $1,500 and $231; Mrs. Bacon $4,500, $4,096 and $2,965; Mr. Dhar $4,500 (1996) and
     $3,808 (1995); (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal years ended June 30, 1996, 1995 and 1994, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $10,017, $8,798 and $8,122; Dr.
     Ovshinsky $3,226 for each of the three fiscal years;  Mr.
     Stempel $3,159 (1996); Mrs. Bacon $1,294 for 1996 and $783 for
     each of 1995 and 1994; and Mr. Dhar $783, $459 and $420. Under the 401 (k) Plan, which is a qualified defined-contribution plan, the Company makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions are limited to 3% of a participant's salary, up to $150,000 for 1996. Prior to October 1994, the matching contributions were limited to 2% of a participant's salary.
(4) In September 1993, Mr. Ovshinsky entered into separate employment agreements with the Company and Ovonic Battery. See "Employment Agreements." The amounts indicated include compensation received by Mr. Ovshinsky pursuant to the Employment Agreements with the Company and Ovonic Battery.
(5)  Does not include option to purchase shares of Ovonic Battery.
     See "Employment Agreements."
(6) Mr. Stempel joined the Company in December 1995. The salary reported is for the six month period January 1996 - June 1996. Options indicated for 1994 and 1995 were granted to Mr. Stempel prior to his becoming an executive officer of the Company.

                      OPTION GRANTS IN LAST FISCAL YEAR

               The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 1996.


                                                                               Potential Realizable Value at
                                                                                  Assumed Annual Rates of
                                                                                Stock Price Appreciation for
                       Individual Grants                                              Option Term(1)
  -----------------------------------------------------------------            -----------------------------
                                 % of Total
                                 Options
                      Options    Granted          Exercise
                      Granted    to Employees     Price       Expiration
      Name              (#)      in Fiscal Year   ($/Sh)         Date          0%           5%            10%
----------------      -------    --------------   ------      ----------     ------------------------------------
Stanford R.              -              -            -            -            -            -            -
Ovshinsky

Iris M. Ovshinsky        -              -            -            -            -            -            -


Robert C.              50,000                     $15.75      12/19/2005       -        $495,254       $1,255,072
Stempel                50,000                     $20.125      3/12/2006       -        $632,825       $1,603,703
                       25,000                     $23.00       6/25/2006       -        $361,614       $  916,401
                      -------
                      125,000         35.39%

Nancy M. Bacon         25,000          7.07%      $20.125      3/12/2006       -        $316,412       $  801,851

Subhash K. Dhar        62,040         17.56%      $16.75        9/1/2005       -        $653,528       $1,656,169

---------------

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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

    The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 1996 and the number and value of unexercised options held by the named executive officers at fiscal year end.

                             Shares                        Number of Securities               Value of Unexercised
                            Acquired          Value       Underlying Unexercised              in-the-Money Options
                            on Exercise      Realized     Options at Fiscal Year End          at Fiscal Year End
Name                          (#)              ($)        Exercisable/Unexercisable        Exercisable/Unexercisable
----                        -----------      --------     --------------------------       -------------------------
Stanford R. Ovshinsky(1)       -                 -             359,270/146,974                $3,200,752/$1,583,720

Iris M. Ovshinsky(2)         15,000            $132,500        219,275/103,132                $1,914,020/$1,110,544

Robert C. Stempel(3)           -                 -             117,100/207,900                $1,229,012/$1,482,612

Nancy M. Bacon (4)           12,000            $168,156        152,380/110,620                $2,072,547/$984,227

Subhash K. Dhar (5)          46,862            $583,046         24,816/44,112                 $145,794/$311,299


---------------

(1) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $10.83 per share and $11.85 per share, respectively.

(2) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $10.75 per share and $11.86 per share, respectively.

(3) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $12.13 and $15.54 per share, respectively.

(4) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $9.82 per share and $13.73 per share, respectively.

(5) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $15.57 per share and $16.75 per share, respectively.

                   EMPLOYMENT AGREEMENTS

    On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic
Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement is six years. Mr. Ovshinsky's employment agreement with the Company provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases as determined by the Board of Directors of the Company and an annual bonus equal to 1% of the net income from operations of the Company (excluding Ovonic Battery) or Ovonic Battery.

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

                           COMPENSATION OF DIRECTORS

    Directors who are neither employees of the Company nor otherwise compensated by the Company are issued approximately $5,000 per year in the Company's Common Stock based on the closing bid price of Common Stock on the first business day of each year. Furthermore, as of April 18, 1996, directors who are not employees of the Company receive $500 for each Board meeting attended (in person or via telephone conference call) as well as $500 for each committee meeting if not coincident with a Board meeting. Directors are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel.

                         COMPENSATION COMMITTEE REPORT

ORGANIZATION AND COMPENSATION COMMITTEE.

    During the fiscal year ended June 30, 1996, the Compensation Committee was composed of Mr. Conway, Mr. McCarthy and Dr. Metz. None of the Compensation Committee members are or were during the last fiscal year an officer or employee of the Company or any of its subsidiaries, or had any business relationship with the Company or any of its subsidiaries.

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

BASE SALARY.

    The Compensation Committee considers the Company's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market--whether scientific, managerial or otherwise--so as to enable the Company to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of the Company's Common Stock--such as by a granting of stock option or similar equity-based compensation--to instill ownership thinking and align the employees' and stockholders' objectives.

STOCK OPTIONS.

    Stock option grants to Mr. Stempel, Mrs. Bacon and Mr. Dhar were made by the Compensation Committee in accordance with the Compensation Committee's evaluation of their contributions to the Company and years of service. See "Option Grants in Last Fiscal Year." While Mr. Ovshinsky and Mr. Stempel participate in formulating the recommendation of management regarding the grant of stock options, neither one participates in the deliberations of the Compensation Committee.

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

    In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $100,000 by the Company and not less than $150,000 by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The bonus award to Mr. Ovshinsky for the fiscal year ended June 30, 1996 was made in accordance with the formula set forth in the Employment Agreements. See "Employment Agreements."


                                                COMPENSATION COMMITTEE

                                                Jack T. Conway
                                                Walter J. McCarthy, Jr.
                                                Florence I. Metz

                               PERFORMANCE GRAPH

    The line graph below compares the cumulative total stockholder return on the Company's Common Stock over a five-year period with the return (i) on the NASDAQ Stock Market - US Index, (ii) the Hambrecht & Quist Technology Index ("Technology Index") and (iii) the NASDAQ Electronic Components Index ("Electronic Components Index"). The Company believes that the companies included in the Electronic Components Index contained in the Form 10-K for the year ended June 30, 1995 ("1995 10-K") did not represent the diverse business activities and technologies of the Company. The Company has determined that it is appropriate to substitute the Technology Index for the Electronic Components Index because the companies which make up the Technology Index are broadly defined technology companies. In order to provide the stockholders with a basis against which to evaluate the Company's results consistent with that contained in the 1995 10-K, the graph below contains a comparison of the Company's stockholders' return with, among other indices, that of the Electronic Components Index.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
   AMONG ENERGY CONVERSION DEVICES, INC., THE NASDAQ STOCK MARKET-US INDEX,
                    THE NASDAQ ELECTRONIC COMPONENTS INDEX
                  AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX


                                                                 Cumulative Total Return
                                                          -------------------------------------------
                                                          6/91   6/92    6/93    6/94    6/95    6/96
ENERGY CONVRSN DEVICES INC                  ENER          100     160     193     218     289     404

NASDAQ STOCK MARKET-US                      INAS          100     120     151     153     204     261

NASDAQ ELECTRONIC COMPONENTS                INAE          100     122     210     231     476     503

H & Q TECHNOLOGY                            IHQT          100     114     139     141     236     280

*  $100 INVESTED ON 06/30/91 IN STOCK OR INDEX-
   INCLUDING REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING JUNE 30.


    The total return with respect to NASDAQ Stock Market - US Index, the Technology Index and NASDAQ Electronic Components Index assumes that $100 was invested on June 30, 1991, including reinvestment of dividends.

    ECD has paid no cash dividends in the past and no cash dividends are expected to be paid in the near future.

    The Report of the Compensation Committee on Executive Compensation and the Performance Graph are not deemed to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                    CLASS A COMMON STOCK

    Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M.  Ovshinsky
(executive officers, Directors and founders of the Company), own of record 153,420 shares and 65,601 shares, respectively (or approximately 69.8% and 29.8%, respectively), of the outstanding shares of Class A Common Stock. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 14, 1999. As of September 13, 1996, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (the "Sanoh Shares") owned by Sanoh Industrial Co., Ltd. ("Sanoh") under the terms of an agreement dated as of November 3, 1992 between the Company and Sanoh which, together with the Class A Common Stock and 9,554 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 35.20% of the combined voting power of the Company.

    The following table sets forth, as of June 30, 1996, information concerning the beneficial ownership of Class A Common Stock by each Director and all executive officers and Directors of the Company as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.

                     Class A
Name of            Common Stock
Beneficial         Beneficially   Total Number of Shares
Owner               Owned(1)(2)    Beneficially Owned      Percentage of Class
----------         ------------   ----------------------   -------------------
Stanford R.
Ovshinsky            153,420            153,420                   69.8%

Iris M.
Ovshinsky             65,601             65,601                   29.8%

All other
executive
officers and
directors as a
group (13
persons)                --                 --                       --

Total                219,021            219,021                   99.6%


----------------
(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

(2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated.

                                  COMMON STOCK

    DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth, as of September 13, 1996, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of the Company as a group. All shares are owned directly except as otherwise indicated.

                                     Amount and Nature of
Name of Beneficial Owner             Beneficial Ownership (1)     % of Class (2)
------------------------             ------------------------     --------------
Nancy M. Bacon                            202,520 (3)                 1.9%

Umberto Colombo                             4,303 (4)                   *

Jack T. Conway                             25,670 (5)                   *

Subhash K. Dhar                            30,510 (6)                   *

Hellmut Fritzsche                          25,796 (7)                   *

Joichi Ito                                  5,000 (8)                   *

Walter J. McCarthy, Jr.                    17,303 (9)                   *

Florence I. Metz                            5,000(10)                   *

Iris M. Ovshinsky                         331,646(11)                 3.1%

Stanford R. Ovshinsky                     706,027(12)                 6.4%

Kenneth A. Pullis                           1,200(13)                   *

Haru Reischauer                            46,352(14)                   *

Nathan J. Robfogel                         13,233(15)                   *

Robert C. Stempel                         204,704(16)                 1.9%

Stanley K. Stynes                          14,000(17)                   *

All executive officers and
directors as a group (15 persons)       1,633,264                    13.8%


---------------
*    Less than 1%.

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

(3) Includes 189,940 shares represented by options exercisable within 60 days and 6,000 shares represented by warrants exercisable within 60 days.

(4) Includes 4,000 shares represented by options exercisable within 60 days.

(5) Includes 7,000 shares represented by options exercisable within 60 days and 4,000 shares represented by warrants exercisable within 60 days.

(6) Includes 30,510 shares represented by options exercisable within 60 days.

(7) Includes 15,286 shares represented by options exercisable within 60 days and 1,980 shares represented by warrants exercisable within 60 days.

(8) Includes 5,000 shares represented by options exercisable within 60 days.

(9) Includes 12,000 shares represented by options exercisable within 60 days.

(10) Includes 2,000 shares represented by options exercisable within 60 days.

(11) Includes 263,341 shares (adjusted as of June 30, 1996) represented by options exercisable within 60 days, 65,601 shares of Class A Common Stock which are convertible into Common Stock and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

(12) Includes 417,757 shares (adjusted as of June 30, 1996) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power, 153,420 shares of Class A Common Stock which are convertible into Common Stock, and 750 shares represented by warrants exercisable within 60 days . Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

(13) Includes 1,200 shares represented by options exercisable within 60 days.

(14) Includes 27,000 shares represented by options exercisable within 60 days, and 15,885 shares of Common Stock held in a trust of which Mrs. Reischauer is trustee.

(15) Includes 12,000 shares represented by options exercisable within 60 days.

(16) Includes 166,300 shares represented by options exercisable within 60 days and 14,000 shares represented by warrants exercisable within 60 days.

(17) Includes 3,000 shares represented by options exercisable within 60 days.

    PRINCIPAL SHAREHOLDERS. The following table sets forth, as of September 13, 1996, to the knowledge of the Company, the beneficial holders of more than 5% of the Company's Common Stock (see footnotes for calculation used to determine "percentage of class" category):

Name and Address of                  Amount and Nature of
Beneficial Holder                     Beneficial Ownership        Percentage of Class(1)
-------------------                  ---------------------        ----------------------
Stanford R. and Iris M. Ovshinsky         1,037,673(2)                     9.1 %
1675 West Maple Road
Troy, Michigan 48084

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

(2)  Includes 219,021 shares of Class A Common Stock owned by Mr.
     and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 14, 1999), 9,554 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights, 681,098 shares represented by options exercisable within 60 days and 1,500 shares represented by warrants exercisable within 60 days held by Mr. and Dr. Ovshinsky.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CANON/UNITED SOLAR. In June, 1990, the Company formed United Solar, a joint venture with Canon, in which Canon and the Company each own 49.98% of the outstanding shares, with the balance held by Mrs. Haru Reischauer, a member of the Company's Board of Directors. Mrs. Reischauer is also a director of United Solar. In 1995, United Solar placed an approximately $8,000,000 order with the Company for new machinery and equipment to upgrade and expand its photovoltaic production capacity. In the year ended June 30, 1996, the Company performed various laboratory, shop, patent and research services for United Solar for which United Solar was charged approximately $128,000. In the year ended June 30, 1996, United Solar billed ECD for approximately $289,000 for work performed in accordance with the DOE PV Bonus contract.

    GM OVONIC. In October 1995, the Company received a $3,700,000 order, as amended, from GM Ovonic for battery manufacturing equipment. In the year ended June 30, 1996, the Company recorded revenues of $4,118,000, including the aforementioned machine-building revenue, from GM Ovonic representing sales of battery packs and machines and other services performed for GM Ovonic.

    MISCELLANEOUS. Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by the Company as Director of Technology Production and Machine Building Division working principally in the design of manufacturing equipment. He received $115,000 in salary during the year ended June 30, 1996.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.  Under
Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during the fiscal year ended June 30, 1996. During the 1996 fiscal year, all the filing requirements were satisfied except that Jack
T. Conway and Nancy M. Bacon each filed one late report reporting changes in the ownership of the Company's Common Stock. In making this disclosure, the Company has relied on the representation of its directors and executive officers and copies of the reports that they have filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)   1.     Financial statements:                                                      Page
                                                                                        ----
      The following financial statements are included in Part II, Item 8:

             Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .   28

             Consolidated balance sheets - June 30, 1996 and 1995 . . . . . . . . . .   29

             Consolidated statements of operations - years ended
                   June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .   31

             Consolidated statements of stockholders' equity (deficit)
                   years ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . .   32

             Consolidated statements of cash flows - years ended
                   June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .   33

             Notes to consolidated financial statements . . . . . . . . . . . . . . .   35


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



(c)   Exhibits

                                                                                                   Page or
                                                                                                   Reference
                                                                                                   ---------
   3.1    Restated Certificate of Incorporation  filed  September 29, 1967                         (a)

   3.2    Certificate of Amendment to Certificate of Incorporation  filed  May 22, 1972            (b)
          increasing  authorized shares of the Company 's Common Stock from 2,000,000 shares to 5,000,000 shares

   3.3    Certificate of Amendment to Certificate of Incorporation  filed  September 15,           (c)
          1978 increasing  and extending voting rights of the Company 's Class A Common
          Stock and establishing class voting with respect to other matters


   3.4    Certificate of Amendment to Certificate of Incorporation filed January 7, 1982             (d)
          increasing and extending voting rights to the Company's Class A Common Stock

   3.5    Certificate of Amendment to Certificate of Incorporation filed July 23, 1982               (e)
          increasing authorized shares of the Company's Common Stock from 5,000,000 shares to 10,000,000 shares

   3.6    Bylaws in effect on May 18, 1982                                                           (f)

   3.7    Amendment to Article XIII of By-Laws                                                       (g)

   3.8    Certificate of Amendment to Certificate of Incorporation filed May 9, 1988                 (h)
          including various amendments, including increasing authorized shares of the
          Company's Common Stock from 10,000,000 shares to 15,000,000 shares

   3.9    Certificate of Incorporation of United Solar Systems Corp.                                 (i)

   3.10   Bylaws of United Solar Systems Corp.                                                       (j)

   3.11   Certificate of Amendment to Certificate of Incorporation filed September 13, 1993          (k)
          extending voting rights of the Company's Class A Common Stock

   4.1    Agreement among the Company, Stanford R. Ovshinsky and Iris M. Ovshinsky, relating         (l)
          to the automatic conversion of Class A Common Stock into the Company's Common
          Stock upon the occurrence of certain events, dated September 15, 1964

   10.1   Patent License Agreement between the Company and Hitachi, Ltd. dated October 29,           (m)
          1984

   10.2   Patent License Agreement dated September 10, 1985 between the Company and Sony             (n)
          Corporation relating to optical memory technology

   10.3   License Agreement effective as of June 18, 1985 between the Company and Canon              (o)
          Inc., as restated on September 20, 1985

   10.4   Non-Assertion Agreement dated June 16, 1986 between the Company and Canon Inc.             (p)

   10.5   Amendment to the Patent License Agreement dated December 5, 1986 between the               (q)
          Company and Matsushita Electric Industrial Co., Ltd.

   10.6   Joint Venture Agreement effective as of June 1, 1987 between the Company and Canon         (r)
          Inc.

   10.7   License Agreement dated as of June 29, 1987 between the Company and Ovonic Battery         (s)

   10.8   Energy Conversion Devices, Inc. 1987 Stock Option and Incentive Plan                       (t)

   10.9   Agreement dated October 24, 1983 between the Company and Asahi Chemical Industry           (u)
          Co. Ltd.

   10.10  License Agreement and Supplemental Understanding dated February 10, 1989 between           (v)
          Varta Batterie AG and the Company and Ovonic Battery Company

   10.11  Charter of the Soviet-American Joint Venture, SOVLUX, dated January 11, 1990               (w)

   10.12  Agreement on the Establishment and Activity of the Soviet-American Joint Venture,          (x)
          SOVLUX, dated January 11, 1990

   10.13  License and Joint R&D Agreement entered into as of February 20, 1990 by and                (y)
          between Hitachi Maxell, Ltd., the Company and Ovonic Battery Company, Inc.

   10.14  Joint Venture Agreement dated as of June 27, 1990 by and between Canon Inc. and            (z)
          the Company filed confidentially pursuant to Rule 24b-2

   10.15  Exclusive License Agreement dated July 6, 1990 made by and between the Company and         (aa)
          United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

   10.16  Know-How Cross-License Agreement dated July 6, 1990 made by and between Canon              (bb)
          Inc., the Company and United Solar Systems Corp. filed confidentially pursuant to
          Rule 24b-2

   10.17  Option License Agreement dated July 6, 1990 made by and between the Company and            (cc)
          Canon Inc. filed confidentially pursuant to Rule 24b-2

   10.18  Option License Agreement dated July 6, 1990 made by and between the Company and            (dd)
          United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

   10.19  License agreement by and between the Company, Ovonic Battery and Gates Energy              (ee)
          Products dated October 25, 1990

   10.20  Amended Master Agreement made and entered into by and between the Company and              (ff)
          Matsushita Electric Industrial Co., Ltd. dated January 24, 1991

   10.21  Memory Patent License Agreement made and entered into by and between the Company           (gg)
          and Matsushita Electric Industrial Co., Ltd. dated January 24, 1991

   10.22  Memory Patent License Agreement by and between the Company and Asahi Chemical              (hh)
          Industry Co., Ltd. dated April 26, 1991

   10.23  License Agreement by and between the Company, Ovonic Battery and Samsung                   (ii)
          Electronics Co., Ltd. dated June 10, 1991

   10.24  License Agreement between the Company, Ovonic Battery and Sylva Industries Limited         (jj)
          dated June 14, 1991

   10.25  License Agreement by and between the Company and Ovonic Battery and Harding Energy         (kk)
          Systems, Inc. dated August 28, 1991

   10.26  Agreement Supplement entered into as of October 31, 1991 by and between Hitachi            (ll)
          Maxell, Ltd., the Company and Ovonic Battery

   10.27  License Agreement made as of November 20, 1991 by and between the Company, Ovonic          (mm)
          Battery and Hyundai Motor Company

   10.28  Agreement effective as of March 9, 1992 by and between the Company, Ovonic Battery         (nn)
          and Mitsubishi Materials Corporation

   10.29  Memory Patent License Agreement effective as of April 1, 1992 by and between the           (oo)
          Company and Plasmon Limited

   10.30  Development Agreement between United States Advanced Battery Consortium, the               (pp)
          Company and Ovonic Battery dated May 4, 1992 filed confidentially pursuant to
          Rule 24b-2

   10.31  Option License Agreement effective as of September 8, 1992 by and between the              (qq)
          Company, Ovonic Battery and Sylva Industries Limited

   10.32  Master Equipment Lease Agreement dated as of September 28, 1992 between Financing          (rr)
          for Science and Industry, Inc. and Ovonic Battery Company, Inc.

   10.33  Memorandum Agreement dated as of April 22, 1993 between the Company and Sanoh              (ss)
          Industrial Co., Ltd. filed confidentially pursuant to Rule 24b-2

   10.34  Memory Patent License Agreement dated as of February 3, 1993 between the Company           (tt)
          and Toshiba Corporation

   10.35  Master Equipment Lease Agreement dated as of March 31, 1993 between Ovonic Battery         (uu)
          Company, Inc. and the Company

   10.36  Joint Business Agreement dated as of May 20, 1993 among the Company, Ovonic                (vv)
          Synthetic Materials Company and Sanoh Industrial Co., Ltd.

   10.37  Investment Agreement dated as of July 9, 1993 among the Company, United Solar              (ww)
          Systems Corp. and Canon, Inc.

   10.38  Amendment to Exclusive License Agreement dated as of July 22, 1993 between the             (xx)
          Company and United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

   10.39  License Agreement dated as of July 22, 1993 between the Company and United Solar           (yy)
          System Corp. filed confidentially pursuant to Rule 24b-2

   10.40  Amendment to Option License Agreement dated as of July 22, 1993 between the                (zz)
          Company and United Solar Systems Corp.

   10.41  License Agreement between the Company and a Japanese Battery Manufacturer filed            (aaa)
          confidentially pursuant to Rule 24b-2

   10.42  Intercompany Services Agreement dated as of September 2, 1993 between the Company          (bbb)
          and Ovonic Battery Company, Inc.

   10.43  Amended and Restated License Agreement and Assignment dated as of September 2,             (ccc)
          1993 between the Company and Ovonic Battery Company, Inc.

   10.44  Intercompany Agreement Concerning Battery License dated as of September 2, 1993            (ddd)
          between the Company and Ovonic Battery Company, Inc.

   10.45  Executive Employment Agreement dated as of September 2, 1993 between the Company,          (eee)
          Ovonic Battery Company, Inc. and Stanford R. Ovshinsky

   10.46  Executive Employment Agreement dated as of September 2, 1993 between the Company           (fff)
          and Stanford R. Ovshinsky

   10.47  Stock Option Agreement by and between Ovonic Battery Company, Inc. and Stanford R.         (ggg)
          Ovshinsky dated as of November 18, 1993

   10.48  Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated          (hhh)
          as of November 18, 1993

   10.49  Stock Option Agreement by and between the Company and Iris M. Ovshinsky dated as           (iii)
          of November 18, 1993

   10.50  Stock Purchase Agreement by and between Sanoh Industrial Co., Ltd., the Company            (jjj)
          and Ovonic Battery dated December 31, 1993

   10.51  Stakeholder Agreement between Ovonic Battery Company, Inc. and General Motors              (kkk)
          Corporation for the organization of GM Ovonic L.L.C. dated June 14, 1994 filed confidentially pursuant to Rule 24b-2

   10.52  Letter Agreement dated June 20, 1994 between Sanoh Industrial Co., Ltd. and the            (lll)
          Company

   10.53  Amendment No. 1 to Development Agreement between United Stated Advanced Battery            (mmm)
          Consortium, the Company and Ovonic Battery Company, Inc. dated June 24, 1994 filed confidentially pursuant to Rule 24b-2

   10.54  Amendment AOO2 to United States Department of Energy Cooperative Agreement No.             (nnn)
          DE-FC36-93CH10571, Rooftop PV System, dated July 5, 1994

   10.55  Subcontract No. ZAN-4-13318-11 under Prime Contract No. DE-AC36-83CH10093 between          (ooo)
          Midwest Research Institute/National Renewable Energy Laboratory Division and the
          Company dated July 19, 1994

   10.56  Consumer Battery License Agreement effective as of December 15, 1994 by and                (ppp)
          between the Company, Ovonic Battery Company, Inc. and Sanyo Electric Co., Ltd.,
          filed confidentially pursuant to Rule 24b-2.

   10.57  Consumer Battery License Agreement effective as of December 20, 1994 by and                (qqq)
          between the Company, Ovonic Battery Company, Inc. and Toshiba Battery Co., Ltd.,
          filed confidentially pursuant to Rule 24b-2.

   10.58  Second Amendment to Sylva/ECD/OBC License Agreement effective as of January 1,             (rrr)
          1995 by and between the Company, Ovonic Battery Company, Inc. and Sylva
          Industries, Ltd., portions of which have been filed confidentially pursuant to
          Rule 24b-2.

   10.59  Consumer battery agreement effective as of January 10, 1995 by and between the             (sss)
          Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer, portions of which have been filed confidentially pursuant to Rule 24b-2.

   10.60  Contracts dated February 8, 1995 by and between the Company and United Solar               (ttt)
          Systems Corp. for purchase and sale of 5MW a-Si Alloy Processor and Back-Reflector
          Machine, portions of which have been filed confidentially pursuant to Rule 24b-2.

   10.61  Battery License Agreement dated March 28, 1995 by and between Ovonic Battery               (uuu)
          Company, Inc. and Walsin Technology Corp., portions of which have been filed confidentially pursuant to Rule 24b-2.

   10.62  Amendment to License and Joint R&D Agreement effective as of March 31, 1995 by and         (vvv)
          between Hitachi Maxell, Ltd., the Company and Ovonic Battery Company, Inc.,
          portions of which have been filed confidentially pursuant to Rule 24b-2.

   10.63  Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan                       (www)

   10.64  Memory Patent License Agreement by and between Toray Industries, Inc. and the              (xxx)
          Company effective as of April 1, 1995

   10.65  Amendment Agreement by and between Varta Batterie A.G., the Company and Ovonic             (yyy)
          Battery effective as of June 8, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

   10.66  Amendment to License Agreement by and between Samsung Display Devices Co., Ltd.,           (zzz)
          the Company and Ovonic Battery effective as of June 23, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

   10.67  Amendment Agreement by and between Eveready Battery Company, Inc., the Company and         (aaaa)
          Ovonic Battery effective as of June 23, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

   10.68  License Agreement effective as of September 30, 1995 by and between Ovonic Battery         (bbbb)
          Company, Inc. and Sanoh Industrial Co., Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

   10.69  Technology Transfer Agreement effective as of July 1, 1995 by and between Ovonic           (cccc)
          Battery Company, Inc. and Sanoh Industrial Co., Ltd.

   10.70  Consumer Battery Agreement effective as of September 29, 1995 by and between               (dddd)
          Ovonic Battery Company, Inc. and Furukawa Battery Co., Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

   10.71  Battery License Agreement by and between Ovonic Battery Company, Inc. and Asia             (eeee)
          Pacific Investment Co. dated January 4, 1996, filed confidentially pursuant to
          Rule 24b-2

   10.72  Amendment No. 2 to Development Agreement between United States Advanced Battery            92
          Consortium, the Company and Ovonic Battery Company, Inc. effective March 8, 1996, portions of which have been filed confidentially pursuant to Rule 24b-2

   10.73  Stock Purchase Agreement executed May 14, 1996, by and among Honda Motor Co.,              95
          Ltd., the Company and Ovonic Battery Company, Inc.

   10.74  Settlement Agreement effective as of March 28, 1996, by and among the Company,             109
          Ovonic Battery Company, Inc., Saft America, Inc. ("Saft") and certain entities affiliated with Saft, portions of which have been filed confidentially pursuant to
          Rule 24b-2

   11.1   Computation of Earnings Per Share Attributable to Common Stock                             124

   22.1   List of all direct and indirect subsidiaries of the Company                                (ffff)

   23.1   Consent of Independent Auditors                                                            125

   27.1   Financial Data Schedule                                                                    126

   28.1   Decision and Order dated May 25, 1993                                                      (gggg)

   28.2   Order dated August 18, 1993                                                                (hhhh)


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

(p)          Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 13, 1986 and incorporated herein by reference.

(q)          Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1986 and incorporated herein by reference.

(r)          Filed as Exhibit 10.7 to the Company's Form 8 Amendment No. 2 to Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1987 and incorporated herein by reference.

(s)          Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
             1990, as amended, and incorporated herein by reference.

(t)          Filed as Exhibit 10.110 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
             1988 and incorporated herein by reference.


(u)          Filed as Exhibit 10.112 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(v)          Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, as amended, and incorporated herein by reference.

(w)          Filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(x)          Filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(y)          Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(z)          Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(aa)         Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(bb)         Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(cc)         Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(dd)         Filed as Exhibit 10.99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(ee)         Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated October 25, 1990 and incorporated herein by reference.

(ff)         Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(gg)         Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(hh)         Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(ii)         Filed as Exhibit 10.114 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(jj)         Filed as Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(kk)         Filed as Exhibit 10.116 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(ll)         Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(mm)         Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(nn)         Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 1992, as amended, and incorporated herein by reference.

(oo)         Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(pp)         Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(qq)         Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(rr)         Filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.


(ss)         Filed as Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(tt)         Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(uu)         Filed as Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(vv)         Filed as Exhibit 10.89 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ww)         Filed as Exhibit 10.90 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(xx)         Filed as Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(yy)         Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(zz)         Filed as Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(aaa)        Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(bbb)        Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ccc)        Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ddd)        Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(eee)        Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(fff)        Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ggg)        Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.


(hhh)    Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(iii)    Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(jjj)    Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(kkk)    Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(lll)    Filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(mmm)    Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(nnn)    Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(ooo)    Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(ppp)    Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(qqq)    Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

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

(uuu)    Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(vvv)    Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.


(www)    Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(xxx)    Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(yyy)    Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(zzz)    Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(aaaa)   Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(bbbb)   Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(cccc)   Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(dddd)   Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(eeee)   Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

(ffff)   Filed as Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(gggg)   Filed as Exhibit 28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(hhhh)   Filed as Exhibit 28.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ENERGY CONVERSION DEVICES, INC.



                       By:  /s/ Stanford R. Ovshinsky
                            ------------------------------
                            Stanford R. Ovshinsky,
                            President and Chief Executive Officer
                            (Principal Executive Officer)


Dated: October 3, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Nancy M. Bacon
---------------------------
Nancy M. Bacon                  Director                October 3, 1996
                                                        ---------------

/s/ Umberto Colombo
---------------------------
Umberto Colombo                 Director                October 3, 1996
                                                        ---------------


/s/ Jack T. Conway
---------------------------
Jack T. Conway                  Director                October 3, 1996
                                                        ---------------



/s/ Hellmut Fritzsche
---------------------------
Hellmut Fritzsche               Director                October 3, 1996
                                                        ---------------

/s/ Joichi Ito
---------------------------
Joichi Ito                       Director                       October 3, 1996
                                                                ---------


/s/ Walter J. McCarthy, Jr.
---------------------------
Walter J. McCarthy, Jr.          Director                       October 3, 1996
                                                                ---------------



/s/ Florence I. Metz
---------------------------
Florence I. Metz                 Director                       October 3, 1996
                                                                ---------------


/s/ Iris M. Ovshinsky
---------------------------
Iris M. Ovshinsky                Director                       October 3, 1996
                                                                ---------------



/s/ Stanford R. Ovshinsky
---------------------------
Stanford R. Ovshinsky            President, Chief Executive     October 3, 1996
                                 Officer and Director           ---------------
                                 (Principal Executive Officer)


/s/ Kenneth A. Pullis
---------------------------
Kenneth A. Pullis                Acting Chief Financial         October 3, 1996
                                 Officer (Principal Financial   ---------------
                                 Officer)


/s/ Haru Reischauer
---------------------------
Haru Reischauer                  Director                       October 3, 1996
                                                                ---------------



/s/ Nathan J. Robfogel
---------------------------
Nathan J. Robfogel               Director                       October 3, 1996
                                                                ---------------

/s/ Robert C. Stempel
---------------------
Robert C. Stempel           Director                         October 3, 1996
                                                             ---------------


/s/ Stanley K. Stynes
---------------------
Stanley K. Stynes           Director                         October 3, 1996
                                                             ---------------

                                EXHIBIT INDEX




Exhibit
  No.                             Description
-------                           -----------
10.72                           Amendment No. 2 to USABC and Energy Conversion
                                Devices, Inc./Ovonic Battery Company, Inc.
                                Development Agreement Under Prime Cooperative
                                Agreement No. DE-FC02-91CE50336 portions of
                                which have been filed confidentially pursuant
                                to Rule 24b-2

10.73                           Stock Purchase Agreement

10.74                           Settlement Agreement between Saft and
                                ECD/Ovonic Battery portions of which have been filed confidentially pursuant to Rule 24b-2

11.1                            Computation of Earnings (Losses)
                                per share

23.1                            Independent Auditors' Report

27                              Financial Data Schedule