Form 10-Q
period 1996-09-30
ENERGY CONVERSION DEVICES INC
filed 1996-11-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q
(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended                 SEPTEMBER 30, 1996

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

              Commission file number     1-8403

                        ENERGY CONVERSION DEVICES, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      38-1749884
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                       48084
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (810) 280-1900
                                                  ----------------------------


     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of October 31, 1996, there were 219,913 shares of Class A Common Stock and 10,495,539 shares of Common Stock outstanding.

                              Page 1 of 21 pages

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                                               Three Months Ended September 30,
                                                      1996            1995
REVENUES

    Product sales                                 $  4,474,450    $  3,613,880
    Royalties                                          401,338         272,000
    Revenues from research and development
      agreements                                       713,438       2,350,659
    Revenues from license and other agreements       1,368,645       3,700,000
    Other                                              219,990         334,517

      TOTAL REVENUES                                 7,177,861      10,271,056

EXPENSES

    Cost of product sales                            4,990,729       3,690,920
    Cost of revenues from research and development
      agreements                                       586,287       2,743,554
    Product development and research                 3,582,942       1,918,604
    Patent defense                                     439,746
    Patents                                            119,508         214,787
    Operating, general and administrative            1,631,044       1,430,364
                                                  ------------   -------------

      TOTAL EXPENSES                                11,350,256       9,998,229
                                                  ------------   -------------

          (LOSS) INCOME FROM OPERATIONS             (4,172,395)        272,827

OTHER INCOME (EXPENSE):

    Interest expense                                    06,540)       (111,835)
    Interest income                                    322,723         102,449
    Other nonoperating income - net                     58,179          49,793
                                                  ------------   -------------

      TOTAL OTHER INCOME                               274,362          40,407
                                                  ------------   -------------

    NET (LOSS) INCOME                             $ (3,898,033)  $     313,234
                                                  ============   =============

    NET (LOSS) INCOME PER COMMON SHARE AND
      COMMON EQUIVALENT SHARE                     $       (.36)  $         .04
                                                  ============   =============

    NET (LOSS) INCOME PER COMMON SHARE
      ASSUMING FULL DILUTION                      $       (.36)  $         .04
                                                  ============   =============

See notes to consolidated financial statements.

            ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                    September 30,   June 30,
                                                       1996           1996
                                                    (Unaudited)     (Audited)
CURRENT ASSETS
      Cash, including cash equivalents of
         $28,910,000 as of September 30, 1996 and
         $23,769,000 as of June 30, 1996            $ 29,806,065  $ 23,773,742
      Investments                                         --        10,327,352
      Accounts receivable (net of allowance for
         uncollectible accounts of approximately
         $25,000 at September 30, 1996 and
         $29,000 at June 30, 1996)                     9,569,905     9,985,722
      Amounts due from related parties                 1,795,178     2,901,509
      Inventories                                      3,702,049     3,275,135
      Prepaid expenses and other current assets          631,385       362,558

             TOTAL CURRENT ASSETS                     45,504,582    50,626,018

PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                         312,588       312,588
      Buildings and improvements                       3,643,137     3,595,009
      Machinery and other equipment                   17,840,589    17,249,435
      Capitalized lease equipment                      5,736,416     5,802,806
                                                  --------------  ------------
                                                      27,532,730    26,959,838

      Less accumulated depreciation and amortization (21,471,094)  (21,260,424)

         TOTAL PROPERTY, PLANT AND EQUIPMENT           6,061,636     5,699,414

JOINT VENTURES
      United Solar Systems                                 --           --
      GM Ovonic                                            --           --
      Sovlux                                               --           --

OTHER ASSETS                                             786,356       804,007
                                                    ------------  ------------

         TOTAL ASSETS                               $ 52,352,574  $ 57,129,439
                                                    ============  ============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,     June 30,
                                                       1996            1996
                                                    (Unaudited)      (Audited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses           $   4,025,114     $ 3,911,122
  Salaries, wages and amounts withheld
     from employees                                   1,353,882       1,175,102
  Deferred revenues under business agreements           336,250         711,894
  Current installments on capitalized lease
     obligations and short-term debt                  1,283,788       1,302,973
                                                ---------------     -----------

     TOTAL CURRENT LIABILITIES                        6,999,034       7,101,091

CAPITALIZED LEASE OBLIGATIONS                         1,472,613       1,853,728

DEFERRED GAIN                                           570,686         686,351

NON-REFUNDABLE ADVANCE ROYALTIES                      3,684,385       3,754,229
                                                  -------------     -----------

     TOTAL LIABILITIES                               12,726,718      13,395,399

STOCKHOLDERS' EQUITY
  Capital Stock
     Class A Convertible Common Stock, par value
         $.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares            2,199           2,199
     Common Stock, par value $0.01 per share:
         Authorized - 15,000,000 shares
         Issued and outstanding - 10,495,139
         shares at September 30, 1996 and
         10,489,591 shares at June 30, 1996             104,951         104,896
      Additional paid-in capital                    200,964,491     200,757,697
      Accumulated deficit                          (161,028,785)   (157,130,752)
      Treasury stock at cost - 23,000 shares           (417,000)

         TOTAL STOCKHOLDERS' EQUITY                  39,625,856      43,734,040
                                                  -------------    ------------

             TOTAL LIABILITIES & STOCKHOLDERS'
                  EQUITY                         $   52,352,574  $   57,129,439
                                                 ==============  ==============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                          1996        1995
OPERATING ACTIVITIES:
  Net (loss) income                                 $ (3,898,033)  $    313,234
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                       432,999        292,599
     Creditable Royalties                                (69,844)
     Warrants and options issued to consultants
       and employees for services rendered and
       employee stock options                            113,250        113,250
     Stock issued for services rendered                   52,562          3,383
     Amortization of deferred gain                       (11,499)       (13,599)
  Changes in working capital:
     Accounts receivable and amounts due from
       related parties                                 1,522,148     (1,020,671)
     Inventories                                        (426,914)         1,994
     Prepaid expenses and other current assets          (251,176)        10,111
     Accounts payable and accrued expenses               292,772       (900,195)
     Deferred revenues under business agreements        (375,644)       699,792
    NET CASH (USED IN) OPERATIONS                     (2,619,379)      (500,102)

INVESTING ACTIVITIES:
  Purchases of capital equipment (net)                  (899,387)      (538,603)
  Sales of investments                                10,327,352          --
                                                    ------------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    9,427,965       (538,603)

FINANCING ACTIVITIES:
  Purchase of Treasury Stock                            (417,000)
  Principal payments under current debt and
    capitalized lease obligations                       (400,300)      (368,187)
  Proceeds from exercise of stock options and
    warrants                                              41,037      1,041,244

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (776,263)       673,057
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          6,032,323       (365,648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      23,773,742      6,259,451
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $29,806,065   $  5,893,803
                                                     ===========   ============

See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                 Three Months Ended
                                                    September 30,
                                                  1996         1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest                     $ 95,238       $111,835

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1996

NOTE A - Basis of Presentation

      Information for the three months ended September 30, 1996 and 1995 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1996 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD and its 93.5%- owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively the "Company"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

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

      Certain items for the three months ended September 30, 1995 have been reclassified to be consistent with the classification of items in the three months ended September 30, 1996.

      In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by other factors such as the continued receipt of contracts from the U.S. government, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. In the three months ended September 30, 1996, the Company adopted this new standard. Adoption of the new standard had no effect on the Company's financial statements.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

      The accounting requirements of SFAS No. 123 are effective for all employee awards granted after the beginning of the fiscal year of adoption. In the three months ended September 30, 1996, the Company determined that it will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. This determination had no effect on the Company's financial statements.

United Solar

      In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. The agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD's principal contributions to United Solar was a license in the field of photovoltaics. In return for its contributions, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested over $50,000,000.

      In 1992, a memorandum of understanding was signed by Canon and ECD stating that should United Solar require additional funding beyond what Canon has already agreed to invest, Canon would assist United Solar in finding means of raising funds to continue the expansion of United Solar's operations to profitability which would not result in the dilution of ECD's interest in United Solar.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

               UNITED SOLAR STATEMENTS OF OPERATIONS

                                   Three Months Ended   Three Months Ended
                                      September 30,         September 30,
                                          1996                 1995
                                       (Unaudited)          (Unaudited)

      Revenues*                       $  1,073,043           $ 1,547,373
                                      ------------           -----------
      Operating Expenses
        Cost of product sales            1,518,346             1,572,999
        Research and development           666,563               484,500
        General and administrative         478,919               660,835
        Sales and marketing                349,449               341,786
                                      ------------           -----------
           Total                         3,013,277             3,060,120
      Other Income (Expense)                11,916                 9,269
      Net (Loss)                      $ (1,928,318)         $ (1,503,478)
                                      ============          ============

      * Includes product sales and revenues earned under research contracts.

                    UNITED SOLAR BALANCE SHEETS

                                                 September 30,      June 30,
                                                     1996             1996
                                                  (Unaudited)      (Unaudited)
     Current Assets:
        Cash and Cash Equivalents                $   9,252,780     $  1,481,480
        Accounts Receivable - Trade                    402,998          395,551
        Accounts Receivable - National Renewable
           Energy Laboratory ("NREL")                  188,556          217,810
        Accounts Receivable - Stockholders             128,891           70,190
        Inventory                                    2,676,667        2,257,458
        Other Current Assets                           305,315          332,002
                                                  ------------     ------------
           Total Current Assets                     12,955,207        4,754,491
     Property, Plant and Equipment (Net)            13,119,853       11,276,455
     Other Assets                                      224,806          216,730
                                                  ------------     ------------
           Total Assets                           $ 26,299,866     $ 16,247,676
                                                  ============     ============

     Current Liabilities:
        Short-term Bank Debt                      $ 17,000,000     $ 14,375,565
        Accounts Payable - Trade and Stockholders      709,425        1,363,044
        Accrued Expenses and Other                     306,879          297,186
                                                  ------------     ------------
           Total Current Liabilities                18,016,304       16,035,795
           Total Stockholders' Equity                8,283,562          211,881
                                                  ------------     ------------
              Total Liabilities and Stockholders'
                Equity                            $ 26,299,866     $ 16,247,676
                                                  ============     ============
Sovlux

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

      The  joint  venture   arrangements  provide  that  Kvant  contribute  such
equipment in an installed and operational condition to the joint venture in exchange for its 50% interest. ECD's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. No tangible assets have been contributed to Sovlux by ECD. Through September 30, 1996, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate, the cost of which Kvant has also assumed as part of its commitment to the venture, the training of employees and other preproduction activities.

      There are no financial statements available for Sovlux since the December 31, 1993 financial statements set forth in ECD's Annual Report on Form 10-K for the year ended June 30, 1995, as amended.

GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and marketing of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture.
General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

      GM Ovonic is currently manufacturing production-intent batteries, is conducting production scale-up engineering activities and is installing the equipment necessary for the initial low volume production of battery packs at a manufacturing plant in Troy, Michigan.

      The following sets forth certain financial data regarding GM Ovonic derived from GM Ovonic's unaudited financial statements:

                GM OVONIC STATEMENTS OF OPERATIONS
                              (000's)
                                                     Three Months Ended
                                                        September 30,
                                                      1996          1995
                                                   (Unaudited)   (Unaudited)
      Revenues:
        Sales                                        $  340       $  238
      Operating expenses
        Cost of sales/Experimental testing              293          186
        Outside engineering support                     373          252
        General and administrative expenses             573          254
                                                     ------       ------
           Total                                      1,239          692
                                                     ------       ------
      Net (Loss)                                     $ (899)      $ (454)
                                                     =======      =======


                      GM OVONIC BALANCE SHEET
                              (000's)
                                                   September 30,    June 30,
                                                       1996           1996
                                                    (Unaudited)   (Unaudited)
      Current Assets:
        Accounts receivable                          $  1,908       $  1,500
        Property, plant and equipment                   6,034          4,342
                                                     --------       --------
           Total Assets                              $  7,942       $  5,842
                                                     ========       ========

      Current Liabilities:
        Accounts payable                             $  2,790       $  2,300
                                                     --------       --------
           Total Current Liabilities                    2,790          2,300
      Notes Payable - Stockholders                     16,802         12,915
      Total Stockholders'(Deficit)                    (11,650)        (9,373)
                                                     ---------      ---------
           Total Liabilities and Stockholders'
                (Deficit)                            $  7,942       $  5,842
                                                     ========       ========
                                11

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:

                                           September 30,       June 30,
                                               1996              1996
      U.S. Government:
        Amounts billed                     $   226,492      $   743,482
        Unbilled                               745,440          453,394
                                           -----------      -----------
             Total                             971,932        1,196,876
                                           -----------      -----------

      Commercial Customers:
        Amounts billed                       4,067,196*       2,768,736*
        Unbilled
           - due per contracts               5,326,709**      7,062,239**
           - other                             690,618        1,222,173
                                           -----------      -----------
             Total                          10,084,523       11,053,148
                                           -----------      -----------

      Other                                    334,973          666,412
      Allowance for Uncollectible Accounts     (26,345)         (29,205)
                                           -----------      -----------
             TOTAL                         $11,365,083      $12,887,231
                                           ===========      ===========

  * Includes related-party (United Solar and GM Ovonic) amounts of $1,554,060 and $1,041,445, respectively. Includes related-party (United Solar and GM Ovonic) amounts of $241,118 and $1,860,064, respectively.

      Unbilled receivables from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain contracts, which amounts were billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at September 30, 1996 and June 30, 1996. Certain U.S. government contracts remain subject to audit. Management does not believe that adjustments which may result from an audit would be material to the financial position or results of operations of the Company.

Inventories

      Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales are removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery) are as follows:

                                    September 30, 1996      June 30, 1996

             Finished products          $   387,422          $   263,525
             Work in process              1,945,365            1,902,396
             Raw materials                1,331,278            1,075,401
             Supplies                        37,984               33,813
                                        -----------          -----------
                                        $ 3,702,049          $ 3,275,135
                                        ===========          ===========

Product Sales

      Product sales include negative electrodes, battery packs and machine-building. Revenues related to machine-building contracts are recognized on the percentage-of- completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped.

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

Business Agreements

      A substantial portion of revenues are derived through business agreements to develop and/or commercialize products based upon the Company's proprietary technologies. Such agreements are of two types.

      The first type of business agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to research and development agreements; in other cases, they relate to product development and commercialization efforts of the licensee and other agreements combine the efforts of the Company with those of the licensee.

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

Other Nonoperating Income

      Other nonoperating income-net consists of rental income and gains and losses on sale of fixed assets.

NOTE B - Royalties, Revenues from R&D Agreements and License and Other
         Agreements

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenue from such agreements follows:

                                                Three Months Ended September 30,
                                                       1996            1995
Royalties:
   Battery Technology                              $     303,338   $    272,000
   Optical Memory                                         98,000
                                                   -------------   ------------
                                                   $     401,338   $    272,000
                                                   =============   ============

 Revenues from research and development agreements:
   Photovoltaics                                   $     280,433   $   557,733
   Battery Technology                                     95,139     1,401,779
   Microelectronics                                      234,458       215,673
   Hydrogen                                              100,666        84,421
   Other                                                   2,742        91,053
                                                   -------------   ------------
                                                   $     713,438   $ 2,350,659
                                                   =============   ============

License and Other Agreements:
   Battery                                         $  1,288,000    $ 3,325,000
   Microelectronics                                      80,645        375,000
                                                   -------------   ------------
                                                   $   1,368,645   $  3,700,000
                                                   =============   ============

NOTE C - Non-Refundable Advance Royalties

      At September 30 and June 30, 1996, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                                    September 30,     June 30,
                                                        1996            1996
       Battery:
         Matsushita Battery Industrial Co., Ltd.     $1,125,000      $1,125,000
         Hitachi Maxell, Ltd.                           355,189         355,189
         Daido Steel Co. Ltd. Of Japan                  224,802         224,802
       Optical Memory:
         Matsushita Electric Ind'l Co. Ltd.             866,818         933,818
         Hitachi, Ltd.                                  685,700         685,700
         Sony Corporation                               360,000         360,000
         Polaroid Corporation                            50,000          50,000
         Plasmon PLC                                      --              2,844
         Toshiba Corporation                             16,876          16,876
                                                     ----------      ----------
                                                     $3,684,385      $3,754,229
                                                     ==========      ==========

NOTE D - Net Income (Loss) Per Share

      The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three months ended September 30, 1996 and 1995 are computed as follows:

                                                         1996          1995

   Weighted average number of shares outstanding     10,698,496       8,376,595
   Pro Forma weighted average shares for Common
      Stock Equivalents                                  --           1,606,059
                                                   ------------     -----------

      AVERAGE NUMBER OF SHARES
        OUTSTANDING AND EQUIVALENTS                  10,698,496       9,982,654


   Net income (loss) as reported                    $(3,898,033)    $   313,234
   Effect of application of modified treasury stock
      method                                             --              92,093
                                                    -----------     -----------
   Adjusted net (loss) income                       $(3,898,033)    $   405,327
                                                    ===========     ===========
      NET (LOSS) INCOME PER SHARE                   $      (.36)    $       .04
                                                    ===========     ===========

      Primary and fully-diluted net (loss) income per share are the same for each of these periods.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

      The Company had a net loss for the three months ended September 30, 1996 of approximately $3,898,000 compared to a net income of approximately $313,000 for the three months ended September 30, 1995. The loss is primarily due to: (i) startup and expansion of negative electrode production equipment and battery pack production; (ii) additional technical, manufacturing and engineering support for GM Ovonic; (iii) ongoing electric vehicle battery research and development with reduced revenues from funded programs; and (iv) ongoing defense of the Company's battery technology patents.

      Product sales, consisting of battery electrodes, battery packs and machine building, increased 24% in the quarter ended September 30, 1996 compared to the same quarter in the previous year due to increased sales of battery electrodes and battery packs. Battery electrode and battery pack sales increased 154% from $1,340,000 in the September 1995 quarter to $3,409,000 in the September 1996 quarter. Revenues from machine-building were $1,066,000 in the September 1996 quarter down from $2,274,000 in the same period last year, principally due to the completion of photovoltaic manufacturing equipment purchased by United Solar.

      Royalties increased 47% from $272,000 in the three months ended September 30, 1996 to $401,000 in the three months ended September 30, 1996 primarily due to higher levels of royalties from ECD's optical memory technology in 1996.

      The 70% decrease in revenues from business agreements to $713,000 in the three months ended September 30, 1996 from $2,351,000 in the three months ended September 30, 1995 was due to substantially reduced revenues ($95,000 in the September quarter compared to $1,100,000 in the September 1995 quarter) from the United States Advanced Battery Consortium pending award of a follow-on contract and the completion of a contract in the microelectronics field in the prior year.

      Revenues from license and other agreements decreased 63% from $3,700,000 in the three months ended September 30, 1995 to $1,369,000 in the three months ended September 30, 1996. 1995 revenues from license and other agreements included license fees from Sanoh Industrial Co., Ltd. and Furukawa Battery Co., Ltd. In the three months ended September 30, 1996, ECD and Ovonic Battery entered into a Battery License Agreement with Canon granting Canon nonexclusive rights to manufacture and market Ovonic NiMH batteries for certain applications. The Company recognized license fee revenue of $1,246,000 in connection with this agreement and will receive running royalties.

      The decrease in other revenues was due to decreased billings in the quarter ended September 30, 1996 for miscellaneous work performed for Ovonic Battery licensees.

      The decrease in cost of revenues from business agreements and the increase in product development and research expense in the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was principally due to ongoing electric vehicle battery and other research and development with reduced revenues from funded research and development programs.

      The increase in cost of product sales from $3,691,000 in the three months ended September 30, 1995 to $4,991,000 in the three months ended September 30, 1996 was principally due to the startup and expansion of negative electrode production equipment and battery pack production.

      The decrease in patent expenses from $215,000 in the three months ended September 30, 1995 to $120,000 in the three months ended September 30, 1996 was primarily due to lower patent and maintenance costs in 1996. Patent defense expenses for 1996 were incurred in connection with the defense and prosecution of litigation involving Matsushita Battery Industrial Co., Ltd. with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries.

      The increase in operating, general and administrative expenses from $1,430,000 in the three months ended September 30, 1995 to $1,631,000 in the three months ended September 30, 1996 was primarily due to increased depreciation expenses in 1996.

      The change from other income of $40,000 in the three months ended September 30, 1995 compared to other income of $274,000 in the three months ended September 30, 1996 was due principally to increased interest income in 1996.

                  Liquidity and Capital Resources

      As of September 30, 1996, the Company had unrestricted consolidated cash and cash equivalents, which consist of investments maturing in three months or less, of approximately $29,806,000, an increase of approximately $6,032,000 from June 30, 1996. As of September 30, 1996, the Company had consolidated working capital of approximately $38,506,000, compared with a consolidated working capital of $43,525,000 as of June 30, 1996. Investments, which consist of commercial paper maturing in four to six months, decreased $10,327,000 in the three months ended September 30, 1996.

      During the three months ended September 30, 1996, approximately $2,619,000 cash was used in operations. The difference between the net loss of approximately $3,898,000 and the net cash used in operations was principally due to revenues from agreements in the three months ended September 30, 1996 pursuant to which certain payments will be received at a later date. In addition, during this period approximately $899,000 of machinery and equipment were purchased or constructed for the Company's operations. During the next 12 months, Ovonic Battery plans to purchase approximately $7,000,000 of machinery and equipment. The machinery and equipment are principally for expansion of Ovonic Battery's manufacturing capacity which will be financed with a portion of the proceeds from the January 1996 registered public offering or from third-party leasing arrangements.

      Some business agreements related to R&D agreements have been entered into by the Company with U.S. government agencies and with industry to develop the Company's products and production technology. The technology developed, together with the applicable patents, are generally owned by the Company. Generally, the agreed-upon fees for these R&D agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      The Company has entered into a third-party leasing arrangement with Financing for Science International ("FSI") which provides lease financing for certain equipment used by the Company. As of September 30, 1996, the Company had financed equipment having an acquisition cost of $8,600,000 under this arrangement. The Company's leases with FSI provide for a term of five years. The required lease payments over this period equal the acquisition cost of the leased equipment plus an interest factor. The Company has agreed to purchase certain equipment leased from FSI upon the expiration of the applicable leases for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value.

      While certain programs have limited terms, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

                    PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

      A.   Exhibits

           Exhibit 27.  Financial Data Schedule

      B.   Reports on Form 8-K

           None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Energy Conversion Devices, Inc.
                             (Registrant)



                     By:     /s/ Nancy M. Bacon
                             -------------------------
                             Nancy M. Bacon
                             Senior Vice President--
                             Government Contracts and
Date: November 14, 1996          International Projects



                     By:     /s/ Kenneth A. Pullis
                             -------------------------
                             Kenneth A. Pullis
                             Acting Chief Financial Officer
Date: November 14, 1996          and Treasurer



                     By:     /s/ Stanford R. Ovshinsky
                             -------------------------
                             Stanford R. Ovshinsky
Date:  November 14, 1996     President and Chief Executive Officer