Form 10-Q
period 1996-12-31
ENERGY CONVERSION DEVICES INC
filed 1997-02-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended                   DECEMBER 31, 1996
                     -----------------------------------

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

           Commission file number        1-8403

                         ENERGY CONVERSION DEVICES, INC.
      (Exact name of registrant as specified in its charter)

          DELAWARE                                            38-1749884
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                            48084
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (810) 280-1900
                                                  -----------------------------


Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

      As of January 31, 1997 there were 219,913 shares of Class A Common Stock and 10,533,931 shares of Common Stock outstanding.

                        Page 1 of 21 Pages

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months EndedSix Months Ended
                                                           December 31,                    December 31,
                                                         1996         1995              1996           1995
REVENUES
  Product sales                                   $   4,378,846   $  3,640,195    $   8,853,296   $  7,254,075
  Royalties                                             415,094        350,485          816,432        622,485
  Revenues from research and development
     agreements                                       1,312,112      2,447,775        2,025,550      4,798,434
  Revenues from license and other agreements          3,042,000      6,399,262        4,410,645     10,099,262
  Other                                                 430,540        329,207          650,530        663,724
                                                   ------------   ------------    -------------   ------------
     TOTAL REVENUES                                   9,578,592     13,166,924       16,756,453     23,437,980

EXPENSES
  Cost of product sales                               4,691,175      3,623,623        9,681,904      7,314,543
  Cost of revenues from research and
     development agreements                           1,404,838      2,677,728        1,991,125      5,421,282
  Product research and development                    3,465,999      1,894,906        7,048,941      3,720,501
  Patent defense                                        716,799        753,073        1,156,545        753,073
  Patent                                                104,799         89,227          224,307        397,023
  Operating, general and administrative               1,604,999      1,351,380        3,236,043      2,781,744
                                                   ------------   ------------    -------------   ------------
     TOTAL EXPENSES                                  11,988,609     10,389,937       23,338,865     20,388,166
                                                   ------------   ------------    -------------   ------------

(LOSS)INCOME FROM OPERATIONS                         (2,410,017)     2,776,987       (6,582,412)     3,049,814

OTHER INCOME (EXPENSE)
  Interest expense                                      (77,454)      (121,060)        (183,994)      (232,895)
  Interest income                                       367,363         76,958          690,086        179,407
  Other nonoperating income (net)                       100,527         25,023          158,706         74,816
                                                   ------------   ------------    -------------   ------------
     TOTAL OTHER INCOME (EXPENSE)                       390,436        (19,079)         664,798         21,328
                                                   ------------   ------------    -------------   ------------

NET (LOSS) INCOME                                  $ (2,019,581)  $  2,757,908    $  (5,917,614)  $  3,071,142
                                                   ============   ============    =============   ============

NET (LOSS) INCOME PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE                      $       (.19)  $        .29    $        (.55)  $        .33
                                                   ============   ============    =============   ============

NET (LOSS) INCOME PER COMMON SHARE
  ASSUMING FULL DILUTION                           $       (.19)  $        .29    $        (.55)  $        .33
                                                   ============   ============    =============   ============


See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                 December 31,       June 30,
                                                    1996              1996
CURRENT ASSETS                                   (Unaudited)       (Audited)
   Cash, including cash equivalents of
      $20,233,000 at December 31, 1996
      and $23,769,000 at June 30, 1996          $ 20,861,964     $ 23,773,742
   Investments                                     1,957,453       10,327,352
   Accounts receivable (net of allowance for
      uncollectible accounts of $25,000 at
      December 31, 1996 and $29,000 at
      June 30, 1996)                              11,886,106        9,985,722
   Amounts due from related parties                2,885,239        2,901,509
   Inventories                                     3,689,023        3,275,135
   Prepaid expenses and other current assets       1,013,709          362,558

        TOTAL CURRENT ASSETS                      42,293,494       50,626,018


PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                        312,588          312,588
   Buildings and improvements                      3,650,298        3,595,009
   Machinery and other equipment                  18,570,436       17,249,435
   Capitalized lease equipment                     5,717,732        5,802,806
                                                ------------     ------------
                                                  28,251,054       26,959,838

   Less accumulated depreciation and
      amortization                               (22,006,769)     (21,260,424)
      TOTAL PROPERTY, PLANT AND EQUIPMENT          6,244,285        5,699,414

JOINT VENTURES
   United Solar Systems Corp.                         _                _
   GM Ovonic L.L.C.                                   _                _
   Sovlux  Co. Ltd.                                   _                _

OTHER ASSETS                                         784,293          804,007
                                                ------------     ------------

        TOTAL ASSETS                            $ 49,322,072     $ 57,129,439
                                                ============     ============




See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,      June 30,
                                                   1996             1996
                                                (Unaudited)       (Audited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $   3,612,667    $   3,911,122
   Salaries, wages and amounts withheld
      from employees                                1,048,631        1,175,102
   Deferred revenues under business
      agreements                                      293,000          711,894
   Current installments on capitalized lease
      obligations and short-term debt               1,458,536        1,302,973
                                                -------------    -------------
      TOTAL CURRENT LIABILITIES                     6,412,834        7,101,091

CAPITALIZED LEASE OBLIGATIONS                         980,538        1,853,728

DEFERRED GAIN                                         455,021          686,351

NON-REFUNDABLE ADVANCE ROYALTIES                    3,617,385        3,754,229
                                                -------------    -------------
      TOTAL LIABILITIES                            11,465,778       13,395,399

STOCKHOLDERS' EQUITY
   Capital Stock
      Class A Convertible Common Stock,
        par value $0.01 per share:
        Authorized - 500,000 shares
        Issued and outstanding - 219,913
          shares                                        2,199            2,199
   Common Stock, par value $0.01 per share:
        Authorized - 15,000,000 shares
        Issued and outstanding - 10,523,539
        shares at December 31, 1996 and
        10,489,591 shares at June 30, 1996            105,235          104,896
   Additional paid-in capital                     201,278,164      200,757,697
   Accumulated deficit                           (163,048,366)    (157,130,752)
   Treasury stock at cost - 28,000 shares            (480,938)
                                                -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY                   37,856,294       43,734,040
                                                -------------    -------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $  49,322,072    $  57,129,439
                                                =============    =============

See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                 Six Months Ended December 31,
                                                       1996          1995
OPERATING ACTIVITIES:
  Net (loss)income                                 $(5,917,614)    $ 3,071,142
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                    865,998         589,323
      Creditable royalties                            (136,844)        (18,000)
      Employee stock options                           226,500         226,500
      Stock issued for services rendered                77,719           2,397
      Amortization of deferred gain                    (22,998)        (31,330)
  Changes in working capital:
      Accounts receivable and amounts due
        from related parties                        (1,884,114)     (7,435,923)
      Inventories                                     (413,888)       (547,645)
      Prepaid expenses and other current assets       (631,437)       (877,717)
      Accounts payable and accrued expenses           (424,926)        (28,113)
      Deferred revenues under business agreements     (418,894)        778,132
                                                   -----------     -----------
    NET CASH PROVIDED BY (USED IN) OPERATIONS       (8,680,498)     (4,271,234)

INVESTING ACTIVITIES:
  Purchases of capital equipment (net)              (1,619,201)     (1,109,257)
  Sales of investments                               8,369,899
                                                   -----------     -----------
  NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                       6,750,698      (1,109,257)

FINANCING ACTIVITIES:
  Purchase of treasury stock                          (480,938)
  Proceeds from exercise of stock options and
     warrants                                          216,587       1,970,459
  Proceeds from capital lease transaction              167,161
  Principal payments under short-term debt and
    capitalized lease obligations                     (717,627)       (728,539)
                                                   -----------     -----------

  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                        (981,978)      1,409,081

NET (DECREASE) IN CASH & CASH EQUIVALENTS           (2,911,778)     (3,971,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    23,773,742       6,259,451
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $20,861,964     $ 2,288,041
                                                   ===========     ===========

See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                        1996        1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest                           $ 183,994   $ 232,895

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1996

NOTE A - Basis of Presentation

      Information for the three months and six months ended December 31, 1996 and 1995 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

     ECD also has three investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); (ii) Sovlux Co. Ltd. ("Sovlux") (50%), ECD's Russian joint venture with State Research and Production Enterprise Kvant ("Kvant") and the Russian Ministry of Atomic Energy and its various enterprises ("MINATOM"); and (iii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary
NiMH batteries for electric vehicle applications worldwide.

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

      Upon consolidation, all intercompany accounts and transactions have been eliminated.

      Certain items for the three months and six months ended December 31, 1995 have been reclassified to be consistent with the classification of items in the three months and six months ended December 31, 1996.

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

United Solar

      In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. The agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD's principal contribution to United Solar was a license in the field of photovoltaics. In return for its contributions, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested over $50,000,000 in United Solar.

      In 1992, a memorandum of understanding was signed by Canon and ECD stating that should United Solar require additional funding beyond what Canon has already agreed to invest, Canon would assist United Solar in finding means of raising funds, which would not result in the dilution of ECD's interest in United Solar, to continue the expansion of United Solar's operations to profitability.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements.

                              UNITED SOLAR STATEMENTS OF OPERATIONS

                                              Three Months Ended           Six Months Ended
                                                 December 31,                December 31,
                                              1996          1995          1996          1995
                                          (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Revenues*                                $  1,528,946   $ 1,446,680    $ 2,601,989   $ 2,994,053
  Operating Expenses
    Cost of product sales                   1,771,038     1,640,431      3,289,384     3,400,949
    Research and development                  792,388       542,419      1,458,951     1,026,919
    General and administrative                367,389       361,313        908,764       842,844
    Sales and marketing                       438,537       475,079        787,986       816,865
                                         ------------   -----------    -----------   -----------
       Total                                3,369,352     3,019,242      6,445,085     6,087,577

  Other Income (Expense)                       15,391        30,750         89,763        48,235
                                         ------------   -----------    -----------   -----------
  Net Loss                               $ (1,825,015)  $(1,541,812)   $(3,753,333)  $(3,045,289)

  * Includes product sales and revenues earned under research contracts.


                            UNITED SOLAR BALANCE SHEETS

                                                December 31,       June 30,
                                                   1996              1996
                                                (Unaudited)      (Unaudited)
 Current Assets:
    Cash and cash equivalents                   $  1,272,524     $  1,481,480
    Accounts receivable - Trade                      532,507          395,551
    Accounts receivable - NREL                       217,723          217,810
    Accounts receivable - Stockholders               534,169           70,190
    Inventory                                      3,048,191        2,257,458
    Other current assets                             290,685          332,002
                                                ------------     ------------
       Total Current Assets                        5,895,799        4,754,491

 Property, Plant and Equipment (Net)              13,461,135       11,276,455
 Other Assets                                        234,998          216,730
                                                ------------     ------------
       Total Assets                             $ 19,591,932     $ 16,247,676
                                                ============     ============

 Current Liabilities:
    Short-term bank debt                        $ 11,000,000     $ 14,375,565
    Accounts payable - Trade and Stockholders      1,558,229        1,363,044
    Accrued expenses and other                       575,155          297,186
                                                ------------     ------------
       Total Current Liabilities                  13,133,384       16,035,795
       Total Stockholders' Equity                  6,458,548          211,881
                                                ------------     ------------
        Total Liabilities and Stockholders'
           Equity                               $ 19,591,932     $ 16,247,676
                                                ============     ============

Sovlux

      In 1990, ECD established Sovlux, a joint venture with Kvant in Russia, to manufacture photovoltaic and battery products and systems in the countries comprising the former U.S.S.R. and sell them worldwide (except for Japan and India). In July 1996, MINATOM agreed to become an equity partner in Sovlux. Sovlux is owned 50% by ECD and 50% by Kvant and MINATOM. In 1990, Kvant entered into machine-building contracts with ECD for the construction of photovoltaic manufacturing equipment and battery equipment. Kvant paid ECD a total of $10,450,000 for these machine-building contracts. At June 30, 1993, ECD had completed these machines and shipped them to Kvant.

      The  joint  venture   arrangements  provide  that  Kvant  contribute  such
equipment in an installed and operational condition to the joint venture in exchange for its 50% interest. ECD's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. No tangible assets have been contributed to Sovlux by ECD. Through December 31, 1996, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate, the cost of which Kvant has also assumed as part of its commitment to the venture, the training of employees and other pre-production activities.

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

      Financial statements of GM Ovonic for the three- and six-month periods ended December 31, 1996 are currently not available.

Accounts Receivable

      The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:

                                                  December 31,       June 30,
                                                     1996              1996
                                                  (Unaudited)       (Audited)
      U.S. Government:
        Amounts billed                            $   526,497    $   743,482
        Unbilled                                      532,908        453,394
                                                  -----------    -----------
           Total                                    1,059,405      1,196,876
                                                  -----------    -----------

      Commercial Customers:
        Amounts billed                              3,208,958*     2,768,736*
        Unbilled
           - due per contracts                      8,840,209**    7,062,239**
           - other                                  1,522,514      1,222,173
                                                  -----------    -----------
           Total                                   13,571,681     11,053,148
                                                  -----------    -----------

      Other                                           166,604        666,412
      Allowance for Uncollectible Accounts            (26,345)       (29,205)
                                                  -----------    -----------
           TOTAL                                  $14,771,345    $12,887,231
                                                  ===========    ===========

        Includes related-party (principally GM Ovonic) amounts of $1,399,366 and $1,041,445, respectively. Includes related-party (principally GM Ovonic) amounts of $1,485,873 and $1,860,064, respectively.

      Unbilled receivables from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain contracts, which amounts were billed subsequently.

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at December 31, 1996 and June 30, 1996. Certain U.S. government contracts remain subject to audit. Management does not believe that adjustments which may result from an audit would be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                   December 31, 1996      June 30, 1996
                                       (Unaudited)          (Audited)

           Finished products           $  282,409          $  263,525
           Work in process              1,894,837           1,902,396
           Raw materials                1,473,134           1,075,401
           Supplies                        38,643              33,813
                                       ----------          ----------
                                       $3,689,023          $3,275,135
                                       ==========          ==========

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

      In the second type of agreement, the Company conducts specified research and development projects related to one of its principal technology specializations for an agreed-upon fee ("R&D Agreements"). Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D Agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D Agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D Agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to R&D Agreements are recorded as cost of revenues from business agreements.

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

NOTE B - Product Sales, Royalties and Revenues from R&D Agreements and
         License and Other Agreements

      The Company has business agreements with third parties for which sales, royalties and other revenues are included in the consolidated statement of operations. A summary of revenue from such agreements follows:

                                           Six Months Ended December 31,
                                                1996           1995
Product Sales:
   Negative electrodes                      $ 5,459,371    $ 2,624,289
   Battery packs                              2,080,856        477,969
   Machine building                           1,313,069      4,151,817
                                            -----------    -----------

                                            $ 8,853,296    $ 7,254,075
                                            ===========    ===========

Royalties:
   Battery Technology                       $   612,359    $   600,942
   Optical Memory                               204,073         21,543
                                            -----------    -----------

                                            $   816,432    $   622,485
                                            ===========    ===========
Revenues from R&D Agreements:
   Photovoltaics                            $   544,031    $ 1,373,938
   Battery technology (principally USABC)       569,648      2,514,474
   Microelectronics                             463,406        487,056
   Hydrogen                                     340,721        337,714
   Other                                        107,744         85,252
                                            -----------    -----------
                                            $ 2,025,550    $ 4,798,434
                                            ===========    ===========

License and Other Agreements:
   Battery                                  $ 4,330,000    $ 9,349,262
   Microelectronics                              80,645        750,000
                                            -----------    -----------
                                            $ 4,410,645    $10,099,262
                                            ===========    ===========

NOTE C - Non-Refundable Advance Royalties

      At December 31 and June 30, 1996, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                       December 31, 1996     June 30, 1996

       Battery                              $1,704,991        $1,704,991
       Optical Memory                        1,912,394         2,049,238
                                            ----------        ----------
                                            $3,617,385        $3,754,229
                                            ==========        ==========

NOTE D - Net Income (Loss) Per Share

      The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three months and six months ended December 31, 1996 and 1995 are computed as follows:

                                               Three Months Ended             Six Months Ended
                                                  December 31,                   December 31,
                                               1996           1995           1996           1995
                                               ----           ----           ----           ----
                                                   (Unaudited)                   (Unaudited)

   Weighted average number of shares
      outstanding                           10,696,383     8,491,958      10,697,399      8,434,276
   Pro Forma weighted average shares for
      Common Stock Equivalents                  --         1,442,871          --          1,395,018
                                            ----------    ----------      ----------     ----------

      AVERAGE NUMBER OF SHARES
        OUTSTANDING AND EQUIVALENTS         10,696,383     9,934,829      10,697,399      9,828,294
                                            ==========    ==========      ==========     ==========

   Net income (loss) as reported           $(2,019,581)   $2,757,908     $(5,917,614)    $3,071,142
   Effect of application of modified
      treasury stock method                     --           125,410           --           181,818
                                           -----------    ----------     -----------     ----------
      Adjusted net (loss) income           $(2,019,581)   $2,883,318     $(5,917,614)    $3,252,960
                                           ===========    ==========     ===========     ==========

      NET (LOSS) INCOME PER SHARE          $      (.19)   $      .29     $      (.55)    $      .33
                                           ===========    ==========     ===========     ==========


      Primary and fully diluted net (loss) income per share are the same for each of these periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

      The Company had net loss for the three months ended December 31, 1996 of $2,020,000 compared to net income of $2,758,000 for the three months ended December 31, 1995. The loss is primarily due to (i) startup and expansion of negative electrode production equipment and battery pack production; (ii) additional technical, manufacturing and engineering support for GM Ovonic; (iii) ongoing electric vehicle battery research and development with reduced revenues from funded programs; and (iv) ongoing defense of the Company's battery technology patents.

      Product sales, consisting of battery electrodes, battery packs and machine building, increased 20% in the quarter ended December 31, 1996 compared to the same quarter in the previous year due to increased sales of battery electrodes and battery packs. Battery electrode and battery pack sales increased 133% to $4,112,000 in the December 1996 quarter from $1,762,000 in the December 1995 quarter. Revenues from machine-building were $265,000 in the December 1996 quarter, down from $1,878,000 in the same period last year, principally due to the completion of photovoltaic manufacturing equipment purchased by United Solar.

      Royalties increased 19% to $415,000 in the three months ended December 31, 1996 from $350,000 in the three months ended December 31, 1995 primarily due to higher levels of royalties from ECD's optical memory technology in 1996.

      The 46% decrease in revenues from business agreements from $2,448,000 in the three months ended December 31, 1995 to $1,312,000 in the three months ended December 31, 1996 was due to substantially reduced revenues ($474,000 in the December 1996 quarter compared to $1,063,000 in the December 1995 quarter) from the United States Advanced Battery Consortium ("USABC"). In December 1996, GM Ovonic received notification that USABC had approved funding for an $8,000,000, 15-month program between Ovonic Battery and GM Ovonic to reduce the costs of manufacturing NiMH electric vehicle batteries.

      Revenues from license and other agreements decreased 52% from $6,399,000 in the three months ended December 31, 1995 to $3,042,000 in the three months ended December 31, 1996. 1995 revenues included license fees of $6,024,000 from Asia Pacific Investment Co., Ltd. ("APIC"). In December 1996, Ovonic Battery signed an agreement with Sanoh Industrial Co., Ltd. ("Sanoh") to form a European joint venture to manufacture and sell Ovonic NiMH batteries for electrically-powered two- and three-wheeled vehicles. Ovonic Battery, 45% owner in the joint venture, will provide the necessary licenses and technical know-how. Sanoh, 55% owner in the joint venture, will provide the necessary funding for the operations and capital expenses. Ovonic Battery, in addition to its 45% equity, will receive total payments of up to $5,000,000, of which $2,000,000 is recorded as license fees at December 31, 1996. The agreement provides for other interested companies to invest in the joint venture as additional shareholders.

      Also, in December, 1996 Ovonic Battery signed an agreement with LG Chemical Ltd. ("LG Chemical") of the Republic of Korea to manufacture and sell consumer NiMH batteries. Ovonic Battery will receive total payments of up to $5,000,000, of which $1,000,000 is recorded as license fees at December 31, 1996. In addition, the Company will receive running royalties under this agreement.

      The increase in other revenues was due to increased billings in the quarter ended December 31, 1996 for miscellaneous work performed for Ovonic Battery licensees.

      The decrease in cost of revenues from business agreements and the increase in product development and research expense in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 was principally due to ongoing electric vehicle battery and other research and development with reduced revenues from funded research and development programs.

      The increase in cost of product sales from $3,624,000 in the three months ended December 31, 1995 to $4,691,000 in the three months ended December 31, 1996 was principally due to the startup and expansion of negative electrode production equipment and battery pack production.

      The increase in patent expenses from $89,000 in the three months ended December 31, 1995 to $105,000 in the three months ended December 31, 1996 was primarily due to higher patent and maintenance costs in 1996. Patent defense expenses for 1996 and 1995 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries.

      The increase in operating, general and administrative expenses from $1,351,000 in the three months ended December 31, 1995 to $1,605,000 in the three months ended December 31, 1996 was primarily due to increased administrative expenses in 1996, including salaries, depreciation expense and rents.

      The change from other expense of $19,000 in the three months ended December 31, 1995 to other income of $390,000 in the three months ended December 31, 1996 was due principally to increased interest income in 1996.

Six Months Ended December 31, 1996 Compared to Six Months Ended
December 31, 1995

      The Company had net loss for the six months ended December 31, 1996 of $5,918,000 compared to net income of $3,071,000 for the six months ended December 31, 1995. The loss is primarily due to (i) startup and expansion of negative electrode production equipment and battery pack production; (ii) additional technical, manufacturing and engineering support for GM Ovonic; (iii) ongoing electric vehicle battery research and development with reduced revenues from funded programs; and (iv) ongoing defense of the Company's battery technology patents.

      Product sales, consisting of battery electrodes, battery packs and machine building, increased 22% in the six months ended December 31, 1996 compared to the six months ended December 31, 1995 due to increased sales of battery electrodes and battery packs. Battery electrode and battery pack sales increased 143% to $7,540,000 in the six months ended December 31, 1996 from $3,102,000 in the six months ended December 31, 1995. Revenues from machine-building were $1,313,000 in the six months ended December 31, 1996 down from $4,152,000 in the six months ended December 31, 1995, principally due to the completion of photovoltaic manufacturing equipment purchased by United Solar.

      Royalties increased 31% to $816,000 in the six months ended December 31, 1996 from $622,000 in the six months ended December 31, 1995 primarily due to higher levels of royalties from ECD's optical memory technology in 1996.

      The 58% decrease in revenues from business agreements from $4,798,000 in the six months ended December 31, 1995 to $2,026,000 in the six months ended December 31, 1996 was due to substantially reduced revenues ($569,000 in 1996 compared to $2,172,000 in 1995) from USABC.

      Revenues from license and other agreements decreased 56% from $10,099,000 in the six months ended December 31, 1995 to $4,411,000 in the six months ended December 31, 1996. 1995 revenues included license fees of $8,849,000 from APIC and Sanoh. In the six months ended December 31, 1996, ECD and Ovonic Battery entered into a battery license agreement with Canon granting Canon nonexclusive rights to manufacture and market Ovonic NiMH batteries for certain applications. The Company recognized license fee revenue of $1,246,000 in connection with this agreement and will receive running royalties.

      The decrease in cost of revenues from business agreements and the increase in product development and research expense in the six months ended December 31, 1996 compared to the six months ended December 31, 1995 was principally due to ongoing electric vehicle battery and other research and development with reduced revenues from funded R&D Agreements.

      The increase in cost of product sales to $9,682,000 in the six months ended December 31, 1996 from $7,315,000 in the six months ended December 31, 1995 was principally due to the startup and expansion of negative electrode production equipment and battery pack production.

      The decrease in patent expenses from $397,000 in the six months ended December 31, 1995 to $224,000 in the six months ended December 31, 1996 was primarily due to lower patent and maintenance costs in 1996. Patent defense expenses for 1996 and 1995 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries.

      The increase in operating, general and administrative expenses to $3,236,000 in the six months ended December 31, 1996 from $2,782,000 in the six months ended December 31, 1995 was primarily due to increased administrative expenses in 1996, including salaries, depreciation and rents.

      The change from other income of $21,000 in the six months ended December 31, 1995 compared to other income of $665,000 in the six months ended December 31, 1996 was due principally to increased interest income in 1996.

                  Liquidity and Capital Resources

      As of December 31, 1996, the Company had unrestricted consolidated cash and cash equivalents, which consist of investments maturing in three months or less, of approximately $20,862,000, a decrease of approximately $2,912,000 from June 30, 1996. As of December 31, 1996, the Company had consolidated working capital of approximately $35,881,000, compared with a consolidated working capital of $43,525,000 as of June 30, 1996. Investments, which consist of commercial paper maturing in four to six months, decreased $8,370,000 in the six months ended December 31, 1996.

      During the six months ended December 31, 1996, approximately $8,680,000 cash was used in operations. The difference between the net loss of approximately $5,818,000 and the net cash used in operations was principally due to revenues from agreements in the six months ended December 31, 1996 pursuant to which certain payments will be received at a later date. In addition, during this period approximately $1,619,000 of machinery and equipment were purchased or constructed for the expansion of Ovonic Battery's manufacturing capacity. During the next 12 months, Ovonic Battery plans to purchase approximately $5,000,000 of machinery and equipment. The machinery and equipment are principally for expansion of Ovonic Battery's manufacturing capacity.

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

      The Company has entered into a third-party leasing arrangement with Finova Capital Corporation ("Finova"), formerly Financing for Science International, which provides lease financing for certain equipment used by the Company. As of December 31, 1996, the Company had financed equipment having an acquisition cost of $8,600,000 under this arrangement. The Company's leases with Finova provide for a term of five years. The required lease payments over this period equal the acquisition cost of the leased equipment plus an interest factor. The Company has agreed to purchase certain equipment leased from Finova upon the expiration of the applicable leases for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value.

      While certain programs have limited terms, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

                    PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders of the Company held on January 16, 1997 (the "Meeting"), the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                     For             Withheld

        Stanford R. Ovshinsky     15,065,334         138,238
        Iris M. Ovshinsky         15,050,390         153,182
        Robert C. Stempel         15,067,996         135,576
        Nancy M. Bacon            15,067,996         135,576
        Umberto Colombo           14,860,526         343,046
        Jack T. Conway            14,858,036         345,536
        Hellmut Fritzsche         15,051,546         152,026
        Joichi Ito                15,068,096         135,476
        Walter J. McCarthy, Jr.   15,051,396         152,176
        Florence I. Metz          15,052,886         150,686
        Haru Reischauer           14,857,781         345,791
        Nathan J. Robfogel        15,052,846         150,726
        Stanley K. Stynes         15,052,846         150,726

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 1997 (with 15,072,544 For; 70,920 Against; and 60,108 Abstentions).

Item 6. Exhibits and Reports on Form 8-K

      A.   Exhibits

           Exhibit 27.    Financial Data Schedule (Edgar version)

      B.   Reports on Form 8-K

           None.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Energy Conversion Devices, Inc.
                              (Registrant)



                          By: /s/ Kenneth A. Pullis
                              Kenneth A. Pullis
Date: February 14, 1997       Controller (Principal Accounting Officer)





                          By: /s/ Nancy M. Bacon
                              Nancy M. Bacon
Date: February 14, 1997       Senior Vice President




                          By: /s/ Stanford R. Ovshinsky
                              Stanford R. Ovshinsky
Date: February 14, 1997       President and Chief Executive Officer