Form 10-Q
period 1997-03-31
ENERGY CONVERSION DEVICES INC
filed 1997-05-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended                              March 31, 1997
                     -------------------------------------------

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

      As of May 12, 1997 there were 219,913 shares of Class A Common Stock and 10,594,751 shares of Common Stock outstanding.

                        Page 1 of 21 pages

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended             Nine Months Ended
                                             March 31,                     March 31,
                                       ----------------------------------------------------
                                         1997          1996            1997         1996
                                         ----          ----            ----         ----

REVENUES

  Product sales                     $ 3,287,378    $ 3,804,556   $  12,140,674   $11,058,631
  Royalties                             302,642        358,238       1,119,074       980,723
  Revenues from research and
    development agreements            1,683,233      2,332,313       3,708,783     7,130,747
  Revenues from license and
    other agreements                     42,000        375,000       4,452,645    10,474,262
  Other                                 368,613        646,534       1,019,143     1,310,258

     TOTAL REVENUES                   5,683,866      7,516,641      22,440,319    30,954,621

EXPENSES
  Cost of product sales               4,214,051      4,726,619      13,895,955    12,041,162
  Cost of revenues from research
     and development agreements       1,728,708      1,908,752       3,719,833     7,330,034
  Product research and development    3,705,538      2,176,176      10,754,479     6,110,906
  Patent Defense                      1,274,766      1,070,012       2,431,311     1,823,085
  Patent                                108,234        144,930         332,541       327,724
  Operating, general and
    administrative                    2,078,897      1,486,614       5,314,940     4,268,358
                                    -----------    -----------    ------------   -----------

     TOTAL EXPENSES                  13,110,194     11,513,103      36,449,059    31,901,269
                                    -----------    -----------    ------------   -----------

NET (LOSS) FROM OPERATIONS           (7,426,328)    (3,996,462)    (14,008,740)     (946,648)

OTHER INCOME (EXPENSE)
  Gain on sale of Ovonic Battery
    Company stock                        --          4,500,000           --        4,500,000
  Interest expense                      (65,793)      (107,985)       (249,787)     (340,880)
  Interest income                       305,124        350,620         995,210       530,027
  Other nonoperating income (net)        58,605         11,994         217,311        86,810

     TOTAL OTHER INCOME                 297,936      4,754,629         962,734     4,775,957
                                    -----------    -----------     -----------   -----------

NET (LOSS) INCOME                 $  (7,128,392)  $    758,167    $(13,046,006) $  3,829,309
                                  =============   ============    ============  ============

NET (LOSS) INCOME PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE        $     (.66)   $       .07      $    (1.22)  $       .37
                                     ==========    ===========      ==========   ===========

NET (LOSS) INCOME PER COMMON SHARE
  ASSUMING FULL DILUTION             $      (.66)  $       .07      $    (1.22)  $       .36
                                     ===========   ===========      ==========   ===========

See notes to consolidated financial statements.


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY



                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      March 31,     June 30,
                                                        1997         1996
                                                     (Unaudited)   (Audited)
CURRENT ASSETS
   Cash, including cash equivalents of
      $14,503,000 at March 31, 1997 and
      $23,769,000 at June 30, 1996                  $ 14,508,410  $ 23,773,742
   Investments                                         3,611,165    10,327,352
   Accounts receivable (net of allowance for
      uncollectible accounts of $25,000 at
      March 31, 1997 and $29,000 at June 30, 1996)    12,202,341     9,985,722
   Amounts due from related parties                    2,598,812     2,901,509
   Inventories                                         2,457,190     3,275,135
   Prepaid expenses and other current assets             772,820       362,558

      TOTAL CURRENT ASSETS                            36,150,738    50,626,018

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                            312,588       312,588
   Buildings and improvements                          3,678,042     3,595,009
   Machinery and other equipment                      19,176,479    17,249,435
   Capitalized lease equipment                         5,708,390     5,802,806
                                                   -------------   -------------
                                                      28,875,499    26,959,838

   Less accumulated depreciation and amortization    (21,851,420)  (21,260,424)

      PROPERTY, PLANT AND EQUIPMENT                    7,024,079     5,699,414

JOINT VENTURES
   United Solar Systems Corp.                             --            --
   GM Ovonic L.L.C.                                       --            --
   Sovlux Co. Ltd.                                        --            --

OTHER ASSETS                                             791,303       804.007
                                                   -------------   -------------

      TOTAL ASSETS                                  $ 43,966,120  $ 57,129,439
                                                    ============  ============


See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,      June 30,
                                                          1997           1996
                                                       (Unaudited)    (Audited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $   4,352,357   $ 3,911,122
   Salaries, wages and amounts withheld
      from employees                                    1,403,068     1,175,102
   Deferred revenues under business agreements            876,033       711,894
   Current installments on capitalized lease
      obligations and short-term debt                   1,309,318     1,302,973

      TOTAL CURRENT LIABILITIES                         7,940,776     7,101,091

CAPITALIZED LEASE OBLIGATIONS                             820,433     1,853,728

DEFERRED GAIN                                             339,356       686,351

NON-REFUNDABLE ADVANCE ROYALTIES                        3,605,385     3,754,229
                                                    -------------   -----------

      TOTAL LIABILITIES                                12,705,950    13,395,399


STOCKHOLDERS'  EQUITY
   Capital Stock
      Class A Convertible Common Stock,
        par value $0.01 per share:
        Authorized - 500,000 shares
        Issued and  outstanding - 219,913 shares            2,199         2,199
      Common Stock,  par value $0.01 per share:
        Authorized  -  15,000,000 shares Issued
        and outstanding  - 10,594,751 shares at
        March 31, 1997 and 10,489,591 shares at
        June 30, 1996                                     105,948       104,896
   Additional paid-in capital                         201,809,719   200,757,697
   Accumulated deficit                               (170,176,758) (157,130,752)
   Treasury stock at cost - 28,000 shares                (480,938)

      TOTAL STOCKHOLDERS' EQUITY                       31,260,170    43,734,040
                                                    -------------   -----------

      TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                                     $   43,966,120  $ 57,129,439
                                                   ==============  ============


See notes to consolidated financial statements.




             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Nine Months Ended March 31,
                                                                  1997               1996
OPERATING ACTIVITIES:
  Net (loss) income                                           $(13,046,006)     $   3,829,309
  Adjustments to reconcile net (loss) income to
    net cash (used in) by operating activities:
      Depreciation and amortization                              1,375,188            883,985
      Gain on sale of Ovonic Battery Company stock                   --            (4,500,000)
      Creditable royalties                                        (148,844)           (39,829)
      Employee stock options                                       339,750            339,750
      Stock issued for services rendered                           119,203             59,463
      Amortization of deferred gain                                (34,497)           (34,497)
      Loss on sale of equipment                                      1,508
  Changes in working capital other than debt:
      Accounts receivable and amounts due from related
        parties, less amount due from sale of
        Ovonic Battery Company stock in 1996                    (1,913,922)        (4,132,036)
      Inventories                                                  817,945           (647,030)
      Prepaid expenses and other current assets                   (397,558)           100,765
      Accounts payable and accrued expenses                        669,201           (640,734)
      Deferred revenues under business agreements                  164,139           (294,983)

    NET CASH (USED IN) OPERATIONS                              (12,053,893)        (5,075,837)

INVESTING ACTIVITIES:
  Purchases of capital equipment (net)                          (3,013,859)        (1,428,899)
  Purchases of investments                                           --            (4,290,000)
  Sales of investments                                           6,716,187
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                       3,702,328         (5,718,899)

FINANCING ACTIVITIES:
  Purchase of treasury stock                                      (480,938)
  Proceeds from sale of stock and exercise of stock
    options and warrants                                            594,121        31,925,365
  Proceeds from capital lease transactions                          167,161
  Principal payments under short-term and long-term
    debt obligations and capitalized lease obligations           (1,026,950)       (1,194,879)
                                                             --------------     -------------

    NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                                   (913,767)       30,897,647

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                  (9,265,332)       20,102,911

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 23,773,742         6,259,451
                                                               ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 14,508,410     $  26,362,362
                                                               ============     =============


See notes to consolidated financial statements.


             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                              Nine Months Ended
                                                                   March 31,
                                                               1997       1996


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                    $249,787   $340,880










See notes to consolidated financial statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1997
                            (Unaudited)

NOTE A - Basis of Presentation

      Information for the three and nine months ended March 31, 1997 and 1996 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of its financial condition, cash flows and results of operations.

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

      The consolidated financial statements include the accounts of ECD and its 93.5%- owned subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("Ni-MH") battery technology (collectively the "Company"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

     ECD also has three investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); (ii) Sovlux Co. Ltd. ("Sovlux") (50%), ECD's Russian joint venture with State Research and Production Enterprise Kvant ("Kvant") and the Russian Ministry of Atomic Energy and its various enterprises ("MINATOM"); and (iii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary Ni-MH batteries for electric vehicle applications worldwide.

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

      Certain items for the three months and nine months ended March 31, 1996 have been reclassified to be consistent with the classification of items in the three months and nine months ended March 31, 1997.

      In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by factors such as the continued receipt of contracts from the U.S. government, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

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

      The following sets forth certain selected financial data regarding United Solar that is derived from United Solar's financial statements:

               UNITED SOLAR STATEMENTS OF OPERATIONS

                              Three Months Ended         Nine Months Ended
                                  March 31,                  March 31,
                         ---------------------------  --------------------------
                             1997          1996          1997          1996
                             ----          ----          ----          ----
                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Revenues*                 $ 1,739,851   $ 1,298,042   $ 4,341,840   $ 4,333,576
Operating Expenses
  Cost of product sales     2,272,133     1,961,934     5,561,517     4,934,344
  Research and development    719,890       664,055     2,178,841     2,119,513
  General and administrative  776,526       399,010     1,685,290     1,241,854
  Sales and marketing         409,316       394,656     1,197,302     1,211,518
     Total                  4,177,865     3,419,655    10,622,950     9,507,229
                          -----------   -----------   -----------   -----------

Other Income (Expense)         13,257      (149,549)      103,020      (142,796)
                          -----------   -----------   -----------   -----------

Net Loss                  $(2,424,757)  $(2,271,162)  $(6,178,090)  $(5,316,449)
                          ===========   ===========   ===========   ===========

*  Includes product sales and revenues earned under research contracts.

                    UNITED SOLAR BALANCE SHEETS

                                                  March 31,        June 30,
                                                    1997             1996
                                                 (Unaudited)     (Unaudited)
Current Assets:
  Cash and cash equivalents                     $     42,177    $   1,481,480
  Accounts receivable - Trade                        641,684          395,551
  Accounts receivable - NREL                         251,197          217,810
  Accounts receivable - Stockholders                 230,097           70,190
  Inventory                                        3,449,064        2,257,458
  Other current assets                               290,645          332,002
                                                ------------     ------------
     Total Current Assets                          4,904,864        4,754,491
Property, plant and equipment (Net)               13,591,012       11,276,455
Other assets                                         228,239          216,730
                                                ------------     ------------
     Total Assets                               $ 18,724,115     $ 16,247,676
                                                ============     ============

Current Liabilities:
  Short-term bank debt                          $ 10,000,000     $ 14,375,565
  Accounts payable - Trade & Stockholders          4,262,564        1,363,044
  Accrued expenses and other                         427,762          297,186
                                                ------------     ------------
     Total Current Liabilities                    14,690,326       16,035,795
     Total Stockholders' Equity                    4,033,789          211,881
                                                ------------     ------------
       Total Liabilities and Stockholders'
          Equity                                $ 18,724,115     $ 16,247,676
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

      No tangible assets have been contributed to Sovlux by ECD. Through March 31, 1997, the activities related to Sovlux have been limited to facility preparation at certain Kvant facilities from which Sovlux will operate, the cost of which Kvant has also assumed as part of its commitment to the venture, the training of employees and other pre-production activities related to equipment purchase from ECD.

      There are no financial statements available for Sovlux since the December 31, 1993 unaudited financial statements set forth in ECD's Annual Report on Form 10-K for the year ended June 30, 1995, as amended.

GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and marketing of Ovonic Ni-MH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture.

Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic Ni-MH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

      GM  Ovonic  is  currently  producing  first  generation  batteries  at its
manufacturing   facility   in  Troy,   Michigan,   with  the  first   module  of
production-intent equipment being operational.

      Financial statements of GM Ovonic for the three- and nine-month periods ended March 31, 1997 are currently not available.

Accounts Receivable

     The  following   tabulation  shows  the  component   elements  of  accounts
receivable from long-term contracts and other programs:

                                           March 31,          June 30,
                                             1997               1996
      U.S. Government:
        Amounts billed                  $   971,513         $   743,482
        Unbilled                            791,087             453,394
                                        -----------         -----------
           Total                          1,762,600           1,196,876
                                        -----------         ------------

      Commercial Customers:
        Amounts billed                    4,497,479*          2,768,531*
        Unbilled
           - due per contracts            7,291,102**         7,062,239**
           - other                        1,116,193           1,222,173
                                        -----------         -----------
           Total                         12,904,774          11,052,943
                                        -----------         -----------

      Other                                 158,779             666,412
      Allowance for uncollectible
         accounts                           (25,000)            (29,000)
                                        -----------         -----------
                                        $14,801,153         $12,887,231
                                        ===========         ===========

    * Includes related-party (principally GM Ovonic) amounts of $1,367,440 and $1,041,445, respectively.
   ** Includes related-party (principally GM Ovonic) amounts of $1,231,372 and $1,860,064, respectively.

      Unbilled receivables from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain contracts, which amounts were billed subsequently.

     Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at March 31, 1997 and June 30, 1996. Certain U.S. government contracts remain subject to audit. Management does not believe that adjustments which may result from an audit would be material to the financial position or results of operations of the Company.

Inventories

      Inventories of raw materials, work in process and finished goods for the manufacture of electrodes, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales are removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery) are as follows:

                                  March 31, 1997   June 30, 1996

           Finished products       $     77,677     $   263,525
           Work in process            1,230,950       1,902,396
           Raw materials              1,148,563       1,075,401
           Supplies                     --               33,813
                                   ------------     -----------
                                   $  2,457,190     $ 3,275,135
                                   ============     ===========

Product Sales

      Product sales include electrodes, battery packs and machine-building. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped.

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

Business Agreements

     The Company's strategy is to develop products that have broad applications and technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company invents and develops materials, products and production technology for use in the energy and information industries. It is engaged in manufacturing and selling its proprietary products through joint ventures, licensing arrangements and through its own internal production operations.

      A substantial portion of the Company's revenues are derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. Such agreements are of two types.

      The first type of agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications for such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to research and development agreements ("R&D Agreements"); in other cases, they relate to product development and commercialization efforts of the licensee; other agreements combine the efforts of the Company with those of the licensee.

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

      In the second type of agreement, R&D Agreements, the Company conducts specified research and development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D Agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D Agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D Agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to R&D Agreements are recorded as cost of revenues from business agreements.

Other Operating Revenues

      Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory.

Other Non-operating Income

      Other non-operating income - net consists of rental income and gains and losses on sale of fixed assets.

NOTE B - Product Sales, Royalties and Revenues from R&D Agreements and License and Other Agreements

      The Company has business agreements with third parties for which sales, royalties and other revenues are included in the consolidated statement of operations. A summary of revenue from such agreements follows:

                                                  Nine Months Ended
                                                      March 31,
                                                 1997           1996
                                                 ----           ----
Product Sales:
   Negative and positive electrodes         $  8,273,418    $  3,173,709
   Battery packs                               2,218,556       1,692,565
   Machine building                            1,648,700       6,192,357
                                            ------------    ------------
                                            $ 12,140,674    $ 11,058,631
                                            ============    ============

Royalties:
   Battery technology                       $    915,001    $    920,674
   Optical memory technology                     204,073          60,049
                                            ------------    ------------
                                            $  1,119,074    $    980,723
                                            ============    ============

 Revenues from R&D Agreements:
   Photovoltaics                            $    842,290    $  2,376,237
   Battery technology                          1,480,794       3,293,835
   Microelectronics                              687,249         881,374
   Hydrogen                                      488,590         435,630
   Other                                         209,860         143,671
                                            ------------    ------------
                                            $  3,708,783    $  7,130,747
                                            ============    ============

License and Other Agreements:
   Battery                                  $  4,372,000    $  9,349,262
   Microelectronics                               80,645       1,125,000
                                            ------------    ------------
                                            $  4,452,645    $ 10,474,262
                                            ============    ============

NOTE C - Non-Refundable Advance Royalties

      At March 31, 1997 and at June 30, 1996, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                        March 31, 1997    June 30, 1996

       Battery                             $1,692,991      $1,704,991
       Optical Memory                       1,912,394       2,049,238
                                           ----------      ----------
                                           $3,605,385      $3,754,229
                                           ==========      ==========

NOTE D - Net (Loss) Income Per Common Share

      The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three months and nine months ended March 31, 1997 and 1996 are computed as follows:

                                             Three Months Ended       Nine Months Ended
                                                  March 31,               March 31,
                                             1997         1996         1997         1996
   Weighted average number of shares
      outstanding                         10,745,713   10,015,088   10,714,176    8,957,381
   Pro Forma weighted average shares for
      Common Stock Equivalents                ---       1,457,593      ---        1,399,382
                                          ----------   ----------   ----------   ----------
      AVERAGE NUMBER OF SHARES
        OUTSTANDING AND EQUIVALENTS       10,745,713   11,472,681   10,714,176   10,356,763

   Net income (loss) as reported         $(7,128,392)  $   58,167  $(13,046,006) $3,829,309
   Effect of application of modified
      treasury stock method                   ---          ---         ---           ---
                                         -----------   ----------  ------------  ----------
   Adjusted net (loss) income            $(7,128,392)  $  758,167  $(13,046,006) $3,829,309
                                         ===========   ==========  ============  ==========

      NET (LOSS) INCOME PER SHARE        $      (.66)  $      .07  $      (1.22) $      .37
                                         ===========   ==========  ============  ==========


      The difference between the primary earnings per share and the fully-diluted earnings per share for the nine months ended March 31, 1996 is the result of using the ending market value of $21.125 per share versus the average market value of $18.416. This results in pro forma weighted average shares for common stock equivalents of 1,628,781 and a fully-diluted earnings per share of $.36.

 Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations
Summary

      The changes from net income in the periods ended March 31, 1996 to net losses in the current periods are primarily a result of the sale of $4,500,000 of the stock of Ovonic Battery in the prior three and nine month periods and an approximate $6,000,000 reduction in one-time license fees in the nine months ended March 31, 1997.

      The net loss for the three and nine months ended March 31, 1997 was as a result of:
    - increased Company-funded electric and hybrid vehicle battery development;

    - costs related to start up and expansion of negative electrode production equipment and initiation of positive electrode production and equipment;

    - expenses of additional technical, manufacturing and engineering support for the GM Ovonic manufacturing joint venture in furtherance of initial Ni-MH battery production and ongoing technical assistance to other customers;

    - expenses for ongoing defense of the Company's battery technology patents. On April 3, 1997, the Company announced that it anticipates the satisfactory resolution of patent litigation brought by Matsushita Battery Industrial Co., Ltd. This should result in a reduction in future patent defense costs; and

    - reduced revenues from license and other agreements in 1997.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

      The Company had a net loss for the three months ended March 31, 1997 of $7,128,000 compared to net income of $758,000 for the three months ended March 31, 1996. This change results primarily from (i) a $4,500,000 gain on the sale of Ovonic Battery Company stock in 1996; (ii) an increase of $1,349,000 in spending for research and development from $4,085,000 in the 1996 quarter to $5,434,000 in the 1997 quarter while outside funding from R&D Agreements decreased by $649,000; and (iii) ongoing costs for the defense of the Company's battery technology patents.

      Product sales, consisting of battery electrodes, battery packs and machine-building, decreased 14% in the quarter ended March 31, 1997 compared to the same quarter in the previous year due to reduced machine-building activities and reduced sales of battery packs, because battery packs previously sold to GM Ovonic for General Motors electric vehicles are now being manufactured by GM Ovonic. Battery electrode sales increased 412% to $2,815,000 in the three months ended March 31, 1997 from $550,000 in the three months ended March 31, 1996 due to increased sales volume of both negative and positive electrodes. Sales of battery packs decreased 89% to $137,000 in the three months ended March 31, 1997 from $1,215,000 in the three months ended March 31, 1996. Revenues from machine-building were $335,000 in the March 1997 quarter, down from $2,040,000 in the same period last year, principally due to the completion of photovoltaic manufacturing equipment purchased by United Solar and reduced machine-building activities in 1997 for Ovonic Battery.

      The 28% decrease in revenues from R&D Agreements from $2,332,000 in the three months ended March 31, 1996 to $1,683,000 in the three months ended March 31, 1997 was due to reduced revenues ($1,209,000 in the March 1997 quarter compared to $1,782,000 in the March 1996 quarter) from the U.S. Department of Energy ("DOE") and National Renewable Energy Laboratory ("NREL") programs and from the United States Advanced Battery Consortium ("USABC").

      The decrease in other revenues was due to decreased billings in the quarter ended March 31, 1997 for miscellaneous work performed for Ovonic Battery licensees.

      The decrease in cost of revenues from R&D Agreements and the increase in product development and research expense in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was principally due to ongoing electric vehicle battery and other research and development with reduced revenues from funded research and development programs.

      Cost of product sales of $4,214,000 in the three months ended March 31, 1997 decreased 11% compared to the same 1996 quarter principally as a result of reduced product sales, improved manufacturing efficiencies for battery electrode, partially offset by a $425,000 addition to the lower of cost of market valuation provision for inventories.

      Patent defense expenses for 1997 and 1996 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for Ni-MH batteries.

      The increase in operating, general and administrative expenses from $1,487,000 in the three months ended March 31, 1996 to $2,079,000 in the three months ended March 31, 1997 was primarily due to increased administrative expenses in 1997, including salaries, depreciation expense and rents and reduced allocation of expenses to cost of revenues from R&D Agreements in 1997.

      The change from other income of $4,755,000 in the three months ended March 31, 1996 to other income of $298,000 in the three months ended March 31, 1997 was due principally to the $4,500,000 gain on the sale of Ovonic Battery stock in 1996.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

      The Company had a net loss for the nine months ended March 31, 1997 of $13,046,000 compared to net income of $3,829,000 for the nine months ended March 31, 1996. This change results primarily from (i) a $4,500,000 gain on the sale of Ovonic Battery Company stock in 1996; (ii) an increase in spending for research and development from $13,441,000 in year-to-date 1996 to $14,474,000 in year-to-date 1997 while outside funding from R&D agreements decreased by $3,422,000; (iii) a decrease in revenues from license and other agreements from $10,474,000 in 1996 to $4,452,000 in 1997; and (iv) ongoing defense of the
Company's battery technology patents.

      Product sales, consisting of battery electrodes, battery packs and machine-building, increased 10% in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996. Battery electrode sales increased 161% to $8,274,000 in the nine months ended March 31, 1997 from $3,174,000 in the nine months ended March 31, 1996 due to increased sales volume of both negative and positive electrodes. Sales of battery packs increased 31% to $2,219,000 in the nine months ended March 31, 1997 from $1,693,000 in the nine months ended March 31, 1996. Revenues from machine-building were $1,648,000 in the nine months ended March 31, 1997 down from $6,192,000 in the nine months ended March 31, 1996, principally due to the completion of photovoltaic manufacturing equipment purchased by United Solar and reduced machine-building revenue in 1997 for Ovonic Battery.

      The 48% decrease in revenues from R&D agreements from $7,131,000 in the nine months ended March 31, 1996 to $3,709,000 in the nine months ended March 31, 1997 was due to reduced revenues ($2,323,000 in 1997 compared to $5,670,000 in 1996) from DOE, NREL and USABC.

      In the nine months ended March 31, 1997, the Company entered into a battery license agreement with Canon granting Canon nonexclusive rights to manufacture and market Ovonic Ni-MH batteries for certain applications. The Company recognized license fee revenue of $1,246,000 in connection with this agreement and will receive running royalties. In December 1996, Ovonic Battery signed an agreement with Sanoh Industrial Co., Ltd. ("Sanoh") to form a European joint venture to manufacture and sell Ovonic Ni-MH batteries for electrically-powered two- and three-wheeled vehicles. Ovonic Battery, 45% owner in the joint venture, will provide the necessary licenses and technical know-how. Sanoh, 55% owner in the joint venture, will provide the necessary funding for the operations and capital expenses. Ovonic Battery, in addition to its 45% equity, will receive total payments of up to $5,000,000, of which $2,000,000 is recorded as license fees in the nine months ended March 31, 1997. Revenues from license and other agreements were $10,474,000 in the nine months ended March 31, 1996 and included license fees of $8,849,000 from Asia Pacific Investment Co. and Sanoh.

      Also, in December, 1996 Ovonic Battery signed an agreement with LG Chemical Ltd. of the Republic of Korea to manufacture and sell consumer Ni-MH batteries. Ovonic Battery will receive total payments of up to $5,000,000, of which $1,000,000 is recorded as license fees at March 31, 1997. In addition, the Company will receive running royalties under this agreement.

      The decrease in cost of revenues from R&D Agreements and the increase in product development and research expense in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 was principally due to ongoing electric vehicle battery and other research and development with reduced revenues from funded R&D Agreements.

      The increase in cost of product sales to $13,896,000 in the nine months ended March 31, 1997 from $12,041,000 in the nine months ended March 31, 1996 was principally due to the startup and expansion of negative electrode production equipment and battery pack production.

      Patent defense expenses for 1997 and 1996 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for Ni-MH batteries.

      The increase in operating, general and administrative expenses to $5,315,000 in the nine months ended March 31, 1997 from $4,268,000 in the nine months ended March 31, 1996 was primarily due to increased administrative expenses in 1997, including salaries, depreciation and rents and reduced allocations of expenses to cost of revenue from R&D Agreements in 1997.

      The change from other income of $4,776,000 in the nine months ended March 31, 1996 compared to other income of $963,000 in the nine months ended March 31, 1997 was due principally to the $4,500,000 gain on the sale of Ovonic Battery stock in 1996.

                  Liquidity and Capital Resources

      As of March 31, 1997, the Company had unrestricted consolidated cash and cash equivalents, which consist of investments maturing in three months or less, of approximately $14,508,000, a decrease of approximately $9,265,000 from June 30, 1996. As of March 31, 1997, the Company had consolidated working capital of approximately $28,210,000, compared with a consolidated working capital of $43,525,000 as of June 30, 1996. Investments, which consist of commercial paper maturing in four to six months, decreased $6,716,000 in the nine months ended March 31, 1997.

      During the nine months ended March 31, 1997, approximately $12,054,000 cash was used in operations. The difference between the net loss of approximately $13,046,000 and the net cash used in operations was principally due to depreciation and amortization in the nine months ended March 31, 1997. In addition, during this period approximately $3,013,000 of machinery and equipment were purchased or constructed for the expansion of Ovonic Battery's manufacturing capacity.

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

      The Company has entered into a third-party leasing arrangement with Finova Capital Corporation ("Finova"), formerly Financing for Science International, which provides lease financing for certain equipment used by the Company. As of March 31, 1997, the Company had financed equipment having an acquisition cost of $8,600,000 under this arrangement. The Company's leases with Finova provide for a term of three to five years. The required lease payments over this period equal the acquisition cost of the leased equipment plus an interest factor. The Company has agreed to purchase certain equipment leased from Finova upon the expiration of the applicable leases for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value.

      While certain programs have limited terms, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

     The Company has entered into licensing or joint venture agreements with established industrial companies, such as General Motors, Canon, Sanoh, Matsushita Electric Industrial Co., Ltd., Toshiba Corporation, Hitachi, Ltd., Hyundai Motor Co. Ltd. and others, for the manufacture and commercialization of products incorporating the Company's technologies in its three core businesses:
Information Technology, Energy Generation and Energy Storage. The Company's future revenues are largely dependent on the ability of the Company's licensees and joint venture partners such as those indicated above to successfully manufacture and market commercial products based on the Company's technologies.

                    PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        A. Exhibits

           Exhibit 27Financial Data Schedule (Edgar version)

        B. Reports on Form 8-K

           None

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Energy Conversion Devices, Inc.
                              (Registrant)



                          By: /s/ Kenneth A. Pullis
                              Kenneth A. Pullis
Date: May 14, 1997            Controller (Principal Accounting Officer)



                          By: /s/ Stephan W. Zumsteg
                              Stephan W. Zumsteg
Date: May 14, 1997            Treasurer



                          By: /s/ Stanford R. Ovshinsky
                              Stanford R. Ovshinsky
Date: May 14, 1997            President and Chief Executive Officer