Form 10-K
period 1997-06-30
ENERGY CONVERSION DEVICES INC
filed 1997-09-29
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          -------------------

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                June 30, 1997
                         ---------------------------------------------------
                                              OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                     Commission file number 1-8403

                    ENERGY CONVERSION DEVICES, INC.
        (Exact Name of Registrant as Specified in its Charter)

              Delaware                         38-1749884
------------------------------------     ---------------------
    (State or Other Jurisdiction            (I.R.S. Employer
  of Incorporation or Organization)      Identification Number)

1675 West Maple Road, Troy, Michigan              48084
----------------------------------------       ----------
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:  (248) 280-1900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.01 par value per share
                 --------------------------------------
                           (Title of Class)

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

      The aggregate market value of stock held by non-affiliates (based upon the last sale price of such stock on the NASDAQ National Market System on September 12, 1997) was approximately $173 million. As of September 12, 1997, there were 219,913 shares of the Company's Class A Common Stock and 10,608,763 shares of the Company's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                              PART I

Item 1: Business
                             OVERVIEW

      Energy Conversion Devices, Inc. (the "Company") is a leader in the synthesis of new materials and the development of advanced production technology and innovative products. The Company was founded by Stanford R. Ovshinsky and Iris M. Ovshinsky. Under the direction of Stanford R. Ovshinsky, principal inventor, the Company has pioneered the development of products and production technology based on amorphous and related materials, with an emphasis on alternative energy and advanced information technologies. Unlike the simple, ordered, three-dimensional arrays found in most crystalline materials, the Company's proprietary synthetic materials--Ovonic materials--are designed to exploit unique properties that result from engineered chemical and structural disorder. The complex chemical and structural composition of Ovonic materials makes possible the development and commercialization of new products with unique chemical, electrical, mechanical and optical properties and superior performance characteristics.

      The Company has used an integrated approach to product development that seeks to minimize the customary barriers between research and development, production design and product planning. The Company's strategy has been to develop products that have technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company is also continuing its development efforts, funded in part through contracts with U.S. Government agencies, the Company's licensees and industrial partners, to broaden and build upon its product and technological base.

      The Company has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies, and has developed proprietary products and technology which have established its leadership in three industry sectors: non-fossil fuel energy generation, energy storage and information. The Company is currently engaged in manufacturing and selling its proprietary products on its own, through its joint venture companies as well as through licensing arrangements with major companies throughout the world. In addition, in support of these activities, the Company is engaged in research and development as well as designing and building production machinery. The Company has recognized the need to protect its technology and maintains an extensive patent portfolio consisting currently of 352 issued United States patents and 825 foreign counterparts. The patent portfolio includes numerous basic and fundamental patents covering amorphous and related materials as well as patents covering products, including a recently-issued basic patent in Japan recognizing the fundamentals that make nickel metal hydride ("NiMH") batteries commercially feasible, and production technologies.

     The  Company   conducts  its  battery   business  through  its  93.5%-owned
subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"). Sanoh Industrial Co., Ltd. ("Sanoh") and

Honda  Motor  Company,   Ltd.  ("Honda")  own  approximately  6.5%  of  the
outstanding stock of Ovonic Battery. Sanoh has been a shareholder in Ovonic Battery since 1993 and Honda acquired its interest in 1996.

      The Company formed two significant joint ventures in the field of alternative energy, GM Ovonic L.L.C. ("GM Ovonic") and United Solar Systems Corp. ("United Solar"). GM Ovonic was established to manufacture and commercialize Ovonic NiMH batteries for electric vehicle ("EV") applications. Ovonic Battery owns a 40% equity interest in GM Ovonic and General Motors Corporation ("General Motors") owns a 60% equity interest. The Company and Canon Inc. of Japan ("Canon") each own a 49.98% equity interest in United Solar, a joint venture formed for the continued development, manufacture and sale of photovoltaic ("solar energy") products under license from the Company. Mrs. Haru Reischauer, a director of both the Company and United Solar, owns the balance of the outstanding shares of United Solar.

     In the field of information technology, the Company's Ovonic phase-change rewritable optical memory technology, already being used in phase-change dual ("PD") and compact disk-rewritable ("CD-RW") systems, has been chosen for use in the emerging digital versatile disk-random access memory ("DVD-RAM") rewritable optical disk systems. The international standards for DVD-RAM and DVD-Rewritable ("DVD-RW") systems, designed by major optical disk manufacturers, specify the use of the Company's phase-change optical memory technology. The Company's licensees in this area include Matsushita Electric Industrial Co., Ltd. ("Matsushita"), Toshiba Corporation ("Toshiba"), Asahi Chemical Industry Co., Ltd. ("Asahi"), Hitachi, Ltd. ("Hitachi"), Plasmon Limited ("Plasmon"), Sony Corporation ("Sony"), Toray Industries, Inc. ("Toray") and TDK Corporation ("TDK").

      The Company is also developing thin-film semiconductor memory technology which can have a wide variety of computer applications and is intended to replace conventional DRAM, SRAM and flash EEPROM semiconductor memory devices.

      The Company has entered into a variety of other strategic alliances and license agreements for the commercialization of its technologies.

      Certain technical terms used herein are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this Item 1.

                         MAJOR BUSINESSES

      The Company has invented and developed Ovonic materials, products and production technology for use in the fields of energy, information technology and synthetic materials. The Company's goals have been to develop unique, proprietary and cost-effective products to address important environmental, energy and new materials needs.

Energy Generation and Storage.

      Energy activities, specifically in the areas of rechargeable batteries and photovoltaic systems, represent a major element of the Company's business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. The Company's battery photovoltaic technologies continue to gain worldwide recognition, particularly in light of recent concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns involving military action and international stability, balance of payments and economic development.

      Rechargeable Batteries. The Company's Ovonic Battery subsidiary has developed a proprietary NiMH battery technology using Ovonic materials which has achieved recognition by major battery manufacturers throughout the world. The Company believes that all commercial NiMH batteries are covered by the Company's basic patents. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic NiMH batteries, with 47 issued United States patents and 214 foreign counterparts, including a recently-issued patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. Additional United States and foreign patent applications are in various stages of preparation and prosecution.

      The Ovonic NiMH batteries are being manufactured and sold throughout the world under licensing and joint venture arrangements. Ovonic Battery is also in volume production of the NiMH battery negative electrodes for sale to its licensees and its GM Ovonic joint venture.

      Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium ("Ni-Cd") or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic NiMH batteries can be made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics, power tools, utility applications, EVs and hybrid electric vehicles ("HEVs"), including electric two- and three-wheeled vehicles, and industrial batteries.

     During the fiscal year ended June 30, 1997, Ovonic Battery produced negative and positive electrodes for sale to certain licensees for assembly into complete batteries for consumer, EV and HEV applications. Additionally, Ovonic Battery has produced batteries for EV and HEV applications engineered and designed for volume production. The Ovonic

NiMH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries. Ovonic Battery continues to further improve the performance characteristics of its Ovonic NiMH batteries.

      Ovonic Battery is currently focusing on three principal battery markets: rechargeable batteries for portable electronics and consumer applications, EV and HEV propulsion batteries, and batteries for the propulsion of two- and three-wheeled vehicles. These batteries can also serve industrial applications such as energy storage for remote power generation and battery-operated industrial equipment.

      Rechargeable Portable Electronics and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. The push toward portable electronic products--such as cellular telephones, portable computers and cordless tools--has created a large market for rechargeable batteries and has fueled research to investigate new, higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries have an energy density of over 80 watt-hours/kilogram. Technology improvements have demonstrated an energy density of over 95 watt-hours/kilogram in prototype batteries with even higher energy densities in the process of development.

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

     Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Ovonic Battery's proprietary battery technology has been licensed for consumer battery applications to GP Batteries International Limited ("GP Batteries") (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG ("Varta"), Europe's largest battery company; Sovlux Co. Ltd. ("Sovlux"), the Company's joint venture in Russia; Harding Energy Inc. ("Harding"); Eveready Battery Company, Inc. ("Eveready") (formerly Gates Energy Products, Inc.), the largest United States rechargeable consumer battery company; Walsin Technology Corporation ("Walsin") and Asia Pacific Investment Co. ("APIC"), both leading Taiwanese companies; Samsung Electronics Co., Ltd. ("Samsung") and LG Chemical, Ltd. ("LG Chem"), leading Korean companies; Canon, Hitachi Maxell, Ltd. ("Hitachi Maxell"), Furukawa Battery Co., Ltd. ("Furukawa") and Matsushita Battery Industrial Co., Ltd. ("MBI"), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer applications by three consumer battery manufacturers based in Japan.

      Electric and Hybrid Electric Vehicle Batteries. The strategic importance of EVs and HEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion and dependence on imported oil.

      Several major automobile manufacturers have active programs underway to develop and commercially market EVs and HEVs. General Motors introduced the EV1, the first modern limited-production car designed from the ground up to be an electric vehicle, in the Fall of 1996 at Saturn dealerships in the Los Angeles and San Diego, California, and Phoenix and Tucson, Arizona, areas. General Motors has announced that Ovonic NiMH batteries manufactured by GM Ovonic will become available in limited quantities in the EV1 and the Chevrolet S-10 elec-tric pickup in late 1997. Since Ovonic NiMH battery technology provides two to two-and-a-half times the driving range as the same mass of lead acid batteries, several major automobile manufacturers are testing and validating Ovonic NiMH battery technology as they prepare to commercialize and market EVs and HEVs.

      Honda, in addition to its investment in Ovonic Battery, used Ovonic NiMH batteries in a test fleet of EVs during 1997 and Hyundai Motor Co. Ltd. of Korea ("Hyundai") introduced a test vehicle in 1997 powered by Ovonic NiMH batteries.

      GM Ovonic. In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, to manufacture and sell Ovonic Battery's proprietary NiMH batteries for four-wheeled electric propulsion applications to vehicle manufacturers on a worldwide basis. GM Ovonic is owned 40% by Ovonic Battery and 60% by General Motors. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. General Motors' contribution consists of operating capital, plant, equipment and management personnel necessary for the production of batteries.

      GM Ovonic is currently engaged in low-volume manufacturing of NiMH batteries at its facility in Troy, Michigan. Production volume is expected to increase during 1998 at a larger facility.

      Other EV Business Agreements. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of EV batteries and related products outside of the United States with Hyundai, Varta, APIC, GP Batteries and Sovlux. Hyundai, GP Batteries and Sovlux have restricted rights to sell EV batteries in North America. Varta's license includes the right to manufacture EV batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America.

      The United States Advanced Battery Consortium ("USABC"), a partnership among Ford Motor Company, General Motors and Chrysler Corporation, with funding participation from the United States Department of Energy ("DOE") and the Electric Power Research Institute, was formed in 1991 to develop promising battery technologies for EVs. In 1992,

Ovonic Battery was awarded a cost-sharing contract by USABC for development of a "mid-term" NiMH battery for EVs. This contract has been amended and extended several times since 1992 and was completed in May 1996. Ovonic Battery and GM Ovonic have also collaborated in a program funded by USABC to reduce the costs of manufacturing NiMH EV batteries.

      During the past year, Ovonic Battery developed a "Family of Batteries" that covers the full spectrum of EVs and HEVs, including bicycles, two- and three-wheel scooters, cars, trucks and vans. This Company-sponsored development was based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of capacities. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Ovonic Battery is positioning itself to offer the industry a high power, durable, high charge/discharge rate NiMH battery. Ovonic NiMH batteries for HEVs are being reviewed with a variety of potential customers. This "Family of Batteries" was presented to General Motors and has led to an Ovonic Battery production development program that is a multi-year, multi-task activity of significant value to the Company. This program is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Both EV and HEV types of NiMH batteries are included in the program with the objective of increasing the energy density of future batteries as well as reducing their size and cost.

      Ovonic Battery's HEV battery, developed under its "Family of Batteries" program, meets specifications set by the Partnership for Next Generation of Vehicles ("PNGV"), a program among Chrysler, Ford, General Motors and the U.S. Department of Commerce. Ovonic NiMH batteries tested for HEVs have the following present performance characteristics with the ability to be increased, if desired:

              Specific Energy:          70 watt-hours/kg.
              Peak Power:               625 watts/kg.
              Regenerative Power:       600 watts/kg.

      USABC has stated that the only battery technology with the capability to meet or exceed USABC's mid-term goals for EV battery performance is NiMH. Ovonic Battery has been designing and building cells and modules for independent evaluation by USABC as well as testing advanced prototype batteries with favorable results.

                              USABC Mid-Term
                              Major Technical                 Current Ovonic               Next Generation Battery
Characteristic                Goals                           Performance(1)               Performance(2)(3)
--------------                ---------------                 --------------               ------------------------
Energy Density                80 watt-hours/kg.               80 watt-hours/kg.            90-95 watt-hours/kg.
Power Density                 150 watts/kg.                   180 watts/kg.                > 200 watts/kg.
Cycle Life                    600 cycles                      600 cycles                   1000 cycles
Life                          5 years                         10 years                     10 years
100% Recharge                 6 hours or less                 1 hour (60% in 15            1 hour (60% in 15
Time                                                          minutes)                     minutes)

----------


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

      Moreover, the Ovonic NiMH battery is robust, free of lead, cadmium and other environmentally hazardous substances and maintenance free.

(2)  Indicates  performance  already  achieved  on a  prototype  level at Ovonic
     Battery.

(3) With respect to energy density, Ovonic Battery believes that significant potential for even higher performance exists. Based upon laboratory measurements of advanced materials, optimized construction and designs, Ovonic Battery projects that energy density can be improved to as high as 120-150 watt-hours/kilogram.



     EVs powered by Ovonic NiMH batteries continue to set records and win electric vehicle races. The Ovonic NiMH battery powered the first-place winning Solectria Force electric vehicle to a range of 249 miles on a single charge during the May 1997 American Tour de Sol race, outdistancing all other production competitors and surpassing the year-earlier first-place winning range, also set with the Ovonic NiMH battery.

      In July 1997, the Chevrolet S-10 electric pickup, powered by GM Ovonic NiMH batteries, set a record for electric vehicles in winning the Pikes Peak International Hill Climb in 15 minutes and 32 seconds, surpassing previous records.

      Two- and Three-Wheeled Vehicles. Ovonic Battery has installed Ovonic NiMH batteries in scooters converted to electric power and successfully demonstrated the application of its battery for two- and three-wheeled electric vehicles. Ovonic Battery considers two- and three-wheeled electric vehicles a potential large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two-and three-wheeled vehicles using Ovonic NiMH batteries should improve the acute air pollution problems in these regions caused by conventional two- and three-wheeled vehicles.

      The Company has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Walsin, Sanoh and APIC, an affiliate of Taiwan's largest industrial conglomerate, the Formosa Plastics Group.

      Sanoh, a licensee in Japan, is accelerating its production of NiMH batteries for electric scooter applications. Among Sanoh's customers are several large manufacturers of electric scooters and bicycles such as Honda and Yamaha Motor Co. Ltd., who have announced plans to introduce new products.

      Ovonic Battery and Sanoh are also engaged in the planning of a joint venture to manufacture NiMH batteries for two- and three-wheeled electric vehicles in Europe.

      Other Large Battery Applications. Several licensees of Ovonic NiMH battery technology, such as Sovlux, Canon and GM Ovonic, have been granted rights to manufacture and sell large batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery- operated industrial equipment.

Photovoltaic Technology.

      Photovoltaic ("PV") systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. The Company and its American joint venture, United Solar, are leaders in thin-film amorphous photovoltaic technology and have pioneered a unique approach to the manufacture of
photovoltaic   products.   Compared  to  PV   products   produced  by  other  PV
technologies, the ECD/United Solar PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. The Company's proprietary position in photovoltaics ranges from the invention of materials and the development of products to the design and manufacture of production equipment. The Company and United Solar have more than 165 U.S. patents and numerous foreign counterpart patents.

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

      The Company has developed technology to reduce the materials cost in a solar cell using the Company's proprietary thin film, vapor-deposited amorphous silicon ("a-Si") alloy materials. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 50 to 100 times less, thereby significantly reducing material cost. Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy-conversion efficiency of the multi-cell device and improves performance stability.

      The Company and its United Solar joint venture hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory ("NREL"). Conversion efficiency is the percentage of sunlight that is converted into electricity. In 1994, the DOE and United Solar announced that United Solar had set a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterizes as a major breakthrough. In April 1997, United Solar announced the laboratory achievement of a new world record solar-to-electricity stabilized efficiency of 13% for small-area amorphous silicon alloy photovoltaic cells, surpassing its earlier record.

      To further reduce the manufacturing cost of photovoltaic modules, the Company has pioneered the development and has the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is typically a half-mile long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach that the Company has pioneered is unique in the industry and has significant manufacturing cost advantages. The Company believes that in high-volume production its photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels. The importance of the Company's and United Solar's work in this field has been recognized by the U.S. Department of Energy.

      The Company has formed two joint ventures to manufacture photovoltaic modules and systems and to sell them throughout the world.

      In 1990, the Company and Canon formed United Solar for the continued development, manufacture and sale of Ovonic solar cells under license from the Company. United Solar is owned 49.98% by the Company and 49.98% by Canon.

      Canon has invested over $55 million in United Solar, provided $10 million in loan guarantees and in 1997 entered into an agreement with United Solar whereby, in consideration of an $11.5 million payment to United Solar, Canon has been permitted, in addition to its rights under a 1986 agreement between Canon and the Company whereby Canon was granted exclusive rights to manufacture photovoltaic products in Japan, to expand its rights to manufacture photovoltaic products on a non-exclusive basis in Australia and one country of Europe as determined by Canon.

      The Company and United Solar have been producing a variety of PV products and selling PV modules and systems throughout the world. United Solar presently manufactures products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems, marine applications and grid-integrated systems at its facilities in Troy, Michigan. The Company and United Solar have also developed, and are making and selling, unique products for the building industry such as PV shingles and metal roofing products which emulate conventional roofing materials in form, construction, function and installation.

      In 1996 and 1997, United Solar upgraded its manufacturing facility and has more than tripled its production capacity. The new machinery and equipment, which was designed and built by the Company under an $8 million order from United Solar, became operational in early 1997. This new machinery and equipment, now in commercial production, incorporates advanced technology and has production capacity of solar cells capable of producing 5 megawatts of electricity on an annual basis.

      In 1996, United Solar received the Popular Science's 1996 "Best of What's New" Grand Award and, in 1997, received the Discover Magazine's 1997 Technology Innovation Award for its flexible solar shingles.

      In 1990, the Company also formed Sovlux, a joint venture with Kvant, to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company. In 1990, Kvant entered into machine- building contracts with the Company for the construction of 2MW-capacity photovoltaic manufacturing equipment. The equipment has been installed in Sovlux's plant in Moscow. Kvant contributed this equipment to the joint venture in exchange for its ownership interest in Sovlux. In July 1996, the Russian Ministry of Atomic Energy ("MINATOM") agreed to become an equity partner in Sovlux. MINATOM has agreed to provide operating capital to enable Sovlux to commence production of photovoltaic products as well as provide capital for new production equipment to be built by the Company's Production Technology and Machine Building Division. Because of economic conditions in Russia, MINATOM has been unable to fulfil its obligations. The Company's contribution to the venture consists solely of the technology necessary to support Sovlux's operations. Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and machinery optimization. Sovlux had no significant activity in 1997 due to current economic conditions in Russia.

      For more than 11 years, the Company has been engaged in research contracts awarded by the DOE and NREL aimed at further development of high-efficiency amorphous silicon-based alloy thin-film solar cells, improvement of photovoltaic manufacturing technologies, and the development and demonstration of photovoltaic systems to be used in roof-top construction in lieu of shingles and other roofing materials. The building industry offers a large opportunity for PV applications. The Company believes that the PV roofing products represent an important opportunity for large-volume production and sale to the building industry, both domestically and abroad.

      Other Energy Technologies. The Company is conducting various research programs sponsored by U.S. Government agencies to continue work on the development of high-performance materials for the storage of hydrogen, the design of prototype metal hydride hydrogen storage devices, and the development of integrated renewable hydrogen-generation storage systems. The prototype hydrogen storage devices utilize the Company's proprietary high-performance metal hydride materials and are designed to work with applications such as hydrogen-oxygen fuel cells as well as other applications.

      Under a DOE-sponsored program, the Company is investigating an integrated renewable hydrogen-generation storage system. This system uses water electrolysis to convert the electricity produced by the Company's multi-junction PV products to hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices.

Information Technologies.

      The Company has developed a number of key proprietary products and processes in the field of information technology. In the past, products have been developed by the Company for data input (image scanners); data output (copier and laser printer drums); data display (active matrix flat panel displays); and data storage (optical and semiconductor memory devices).

      Optical Memory. The Company is the originator of phase-change rewritable optical memory disk technology. The Company's Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional, removable rigid magnetic disk of the same size. The Company has licensed its phase-change rewritable optical memory technology to Matsushita, Toshiba, Plasmon, Asahi, Hitachi, Sony, Toray and TDK. The license agreements provide for royalty payments to the Company based upon sales of phase-change rewritable optical memory disks.

      The international standards designed by the major optical disk manufacturers specify the use of phase-change materials. Under its Panasonic brand name, Matsushita introduced PD function disk drive in mid 1995, which uses rewritable optical disk media that employ the Company's Ovonic phase-change rewritable optical memory technology. The Matsushita drive can read conventional CD-ROM disks now widely used for software distribution and multimedia applications as well as read and write to 650-megabyte capacity phase-change optical memory disks. Toray, Plasmon and Asahi have been manufacturing and selling PD storage media which have been met with enthusiastic industry and consumer acceptance. Commercial manufacturing and sales of CD-RW storage media, also incorporating Ovonic phase-change rewritable optical memory technology, began in mid-1997.

      An even higher capacity data storage rewritable optical memory product, the DVD- RAM disk, is planned for commercial introduction in late calendar 1997. The Company's optical memory licensees now producing PD and CD-RW media, as well as other storage media manufacturers, are expected to become manufacturers of DVD-RAM products. The DVD Forum, comprised of leading manufacturers in the optical disk industry, is targeting a wide range of computer and information technology applications for DVD-RAM disks, including digital television recording, due to their high data storage capacity.

      The Company is working toward commercialization of its technology for high storage capacity rewritable optical memory material produced by low-cost continuous web- embossing processes. In a related activity, the Company, along with several industry partners, is participating in a U.S. Department of Commerce, National Institute of Standards and Technology, multi-year, multi-million dollar cost-sharing program for the development of tape-based rapid access affordable mass storage products. The Company's optical memory materials technology is being utilized in this program due to its high storage capacity and low-cost manufacturability.

      Non-Volatile Semiconductor Memory. The Company, on the basis of its pioneering technology, developed the first non-volatile semiconductor memory, the Ovonic EEPROM, for computer data storage in the 1960s. The Company has advanced and extended that early work and is now developing a proprietary family of high-performance non-volatile semiconductor memory and information processing devices. This technology is designed to provide non-volatile computer data storage with the speed of current, volatile DRAM semiconductor system memory as well as to decrease the cost of production. The technology also offers an opportunity to develop new, fast computer architectures that eliminate the data transfer bottlenecks caused by the current computer memory hierarchy. The Company believes its Ovonic memory can, in a single device, replace the multiple memory types of devices which are used in today's personal computers. Another application of the technology is intended for use in the rapidly growing flash EEPROM market. Flash EEPROMs are used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Still another application of the Company's non-volatile semiconductor memory technology can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition.

      While the Company licensed its previous flat panel display and image processing technology to its former subsidiary, OIS Optical Imaging Systems, Inc., the Company intends to continue its activities in this field employing new technology.

Synthetic Materials.

      The Company has developed a new low-cost, transparent vapor barrier coating for flexible plastic beverage containers and packaging films. The
Company has also developed and demonstrated manufacturing technology and processes for depositing these coatings with cost-effective, roll-to-roll continuous production. The Company's vapor barrier coating technology is environmentally friendly and can be used to extend the shelf life of food, beverages, pharmaceutical and other types of sensitive commercial products. The vapor barrier coating production process deposits an amorphous film that significantly improves the barrier properties of commodity polymer films. The Company has expanded the scope of this technology to optical coating applications.

      In April 1997, the Company entered into a license agreement with Southwall Technologies, Inc., a leading supplier of high performance coatings on flexible substrates. This royalty-bearing license also provides for a joint development program for high-volume production of high-performance coatings on flexible substrates.

        PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                 AND CENTRAL ANALYTICAL LABORATORY

      The Production Technology and Machine Building Division operates as a profit center for the Company's machine-building and engineering activities. It has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for the Company and its licensees five generations of photovoltaic production lines, including United Solar's machinery and equipment for solar cells capable of producing 5 megawatts of electricity on an annual basis, as well as research, development and manufacturing equipment for batteries, vapor barrier coating and other materials technology.

      The Company's Central Analytical Laboratory conducts analysis of materials produced by the Company and its joint venture partners and licensees as well as materials produced by other companies. The Company also maintains an advanced materials technology group that supports the efforts of each of the Company's business areas.

                     RESEARCH AND DEVELOPMENT

     The nature of the Company's business has required, and will continue to require, expenditures for research and development to support the commercial activities of the Company. Such funds have been forthcoming from United States government agencies and the Company's licensees and industrial partners to partially fund these activities. The materials, production technologies and products being developed and produced by the Company, Ovonic Battery and the Company's joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

      The following is a summary of the Company's consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 1997. All of the Company's research and development costs are expensed as incurred.

                               Direct Research and Development Expenditures

                                              Year Ended June 30,
                       ----------------------------------------------------------------
                       1997          1996           1995          1994          1993
                       ----          ----           ----          ----          ----
Sponsored         $ 4,996,632    $ 6,732,570    $ 9,154,263    $6,927,883    $5,306,030
by Licensees,
Government
Agencies and
Industrial Partners

Sponsored by
the Company       $11,735,861      6,214,848     2,808,219      1,357,341     1,958,328
                  -----------    -----------    ----------     ----------     ---------

                  $16,732,493    $12,947,418   $11,962,482     $8,285,224    $7,264,358
                  ===========    ===========   ===========     ==========    ==========


             SOURCES AND AVAILABILITY OF RAW MATERIALS

      Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on the Company's manufacturing operations.

                  PATENTS AND PROPRIETARY RIGHTS

      Since its founding in 1960, the Company's research and development efforts have focused on amorphous, disordered and related materials. The Company has established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect carefully those activities. The Company's extensive patent portfolio consists of 352 United States patents and 825 foreign counterparts, including a recently issued patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. The Company's patent portfolio includes numerous basic and fundamental patents applicable to the field of amorphous and related materials. The Company invents not only materials but also develops low-cost production technologies and high-performance products. The Company's patents, therefore, cover not only materials but also the production technology and products developed by the Company.

      The Company believes that worldwide patent protection is important for it to compete effectively in the marketplace. Certain of the Company's patents have been the subject of legal actions, two of which have been resolved favorably to the Company prior to trial. See "Item 3: Legal Proceedings" on pages 22 of this Report. Because the validity of the Company's patents has not to date been confirmed through legal proceedings, no assurance can be given as to either the validity or scope of the Company's patent protection.

                     CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 47 of this Report.

                              BACKLOG

      The Company has a $3,700,000 backlog of orders as of August 31, 1997 for electrodes. The backlog at August 31, 1996 was $6,300,000 for battery packs, electrodes and machine-building contracts. The Company expects to fill all of its current backlog within the current fiscal year.

                            COMPETITION

      The principal competitive advantages of the Company include its products, production technology, extensive patent portfolio, inventions and research and development activities. In the areas of consumer rechargeable batteries, EV batteries, large batteries, photovoltaics and information technologies, the Company has entered into joint venture or licensing agreements with established industrial companies that the Company believes possess the financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies.

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

                             EMPLOYEES

      As of September 12, 1997, the Company had a total of 345 employees, including 183 Ovonic Battery employees. The aforementioned numbers do not include employees of the Company's joint ventures or licensees. The Company considers its relations with its employees to be excellent.

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

      CD-ROM (CD-Read Only Memory) - a type of data-storage media using a CD format with pre-recorded data which cannot be recorded by the user.

      CD-RW (CD-Rewritable Memory) - a type of data storage media using a CD format employing ECD's proprietary phase-change rewritable optical memory technology capable of being recorded and re-recorded many times.

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

      EV (Electric  Vehicle) - a vehicle  propelled  exclusively  by an electric
      drive  system  powered  by  an  electrochemical   energy  storage  device,
      typically a rechargeable battery.

      Flash EEPROM (Electrically Erasable Programmable Read Only Memory) - a type of semiconductor memory device that retains stored data even with the power off.

      HEV (Hybrid Electric Vehicle) - a vehicle that is propelled both by an electrochemical energy storage device coupled to an electric drive and an auxiliary power unit powered by a conventional fuel such as reformulated gasoline, direct injection diesel or compressed natural gas.

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

      PD (Phase-Change Dual) - a type of data-storage format using ECD's phase-change rewritable optical memory technology for use in PD drives.

      Phase-Change Rewritable - an optical memory technology in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material between crystalline and amorphous states.

      Photovoltaic (PV) - direct conversion of light into electrical energy.

      Power Density - the amount of power a battery can deliver per unit volume or weight.

      Roll-to-Roll Process - a process where a roll of substrate is continuously converted into a roll of product.

      SRAM (Static Random Access Memory) - A type of very fast semiconductor memory device used for high speed transfers of relatively small data blocks to the main processor in a computer.

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

Item 2: Properties

      A summary of the principal facilities of the Company and Ovonic Battery follows:


                                       No. Of                  Date
                                       Square                  Leased Or
            Location                   Feet                    Acquired
            --------                   ----                    --------

The Company:
1675 West Maple Road, Troy, MI         31,550                   October 1965
1050 East Square Lake Road,            11,000                   August 1981
    Bloomfield Township, MI
1621 Northwood, Troy, MI               24,900                   January 1991
Ovonic Battery:
1864 Northwood, Troy, MI               12,480                   March 1982
1826 Northwood, Troy, MI               12,480                   October 1982
1707 Northwood, Troy, MI               27,400                   October 1992
1334 Maplelawn, Troy, MI               28,100                   December 1994
1414 Combermere, Troy, MI               9,870                   February 1997
                                   ----------
            TOTAL                     157,780
                                   ==========

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

      The Company and Ovonic Battery utilize a variety of testing, analytical, research and development and production equipment in their operations. During the fiscal year ended June 30, 1997, the Company and Ovonic Battery had $3,600,000 of capital expenditures, primarily for expansion and improvement of
electrode  manufacturing,  laboratory  equipment,   environmental  and  safety
equipment and a pilot nickel hydroxide manufacturing plant. The testing, analytical and research and development equipment used in the Company's and Ovonic Battery's development programs are being fully utilized.

Item 3: Legal Proceedings

      The Company is involved in litigation initiated by MBI, Toyota Motor Corporation and Toyota Motor Sales, U.S.A., Inc. (collectively "Toyota") concerning certain Ovonic Battery U.S. patents which MBI thought the Company might assert against it, including U.S. Patent No. 5,348,822 (the "'822 Patent") covering advanced electrodes for NiMH batteries. MBI and Toyota initiated the litigation seeking to have the Ovonic Battery patents declared invalid, unenforceable and/or not infringed. Prior to the initiation of the litigation by MBI and Toyota, the Company had been engaged in discussions with MBI regarding electric vehicle batteries and had informed MBI that the Company intended to enforce its patents. Toyota is involved in the litigation in view of the importation and use in the United States of Toyota electric vehicles using MBI NiMH batteries.

      The Company filed a counterclaim charging MBI and Toyota with infringement of the '822 Patent. After an extended delay of about one year after the filing of the action, MBI produced samples of a nickel metal hydride battery design which it represented is the only nickel metal hydride battery design it intends to sell in the United States for electric vehicle propulsion applications. Testing by the Company's experts of these samples produced by MBI has revealed them to be of a conventional design which does not utilize any of the advanced features covered by the '822 Patent.

      The Company has therefore moved to dismiss the litigation initiated by MBI based on MBI's representations that the design embodied in the samples produced by MBI is the only NiMH electric vehicle battery design which MBI intends to sell in the United States and the Company's finding that this design does not utilize any of the advanced features covered by the '822 Patent.

      MBI has opposed in part the Company's motion to dismiss the case and has asked the Court to award costs and attorneys' fees to MBI. The Company believes that MBI's opposition to the Company's motion to dismiss and MBI's request for damages and attorneys' fees are without merit and that the Company's motion to dismiss the case will ultimately be granted. The Company has cross-claimed for an award of its costs and attorneys' fees based on, among other matters, MBI's prolonged delay in the production of its battery samples.

      There are no other legal proceedings to which the Company is a party which management believes to be material.

Item 4: Submission of Matters to a Vote of Security Holders

      Not applicable.

                              PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), trade on the NASDAQ National Market System under the symbol "ENER." Shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), are not publicly As of September 12, 1997, there were approximately 2860 holders of record of Common Stock and four holders of record of Class A Common Stock.

      The following table sets forth the reported high and low price on the NASDAQ National Market System for the Company's Common Stock for the following quarters:


                                                     For the Fiscal Year Ended June 30
                                                          (in Dollars Per Share)


                                             1998                  1997                  1996
                                         High     Low          High     Low          High     Low
                                         ----     ---          ----     ---          ----     ---
First Quarter                           $17.00   $10.50       $22.75   $15.50       $20.125  $16.25
 through
 September 12,
 1997

Second Quarter                                                $17.00   $12.375      $18.875  $15.625

Third Quarter                                                 $15.50   $11.25       $22.875  $16.25

Fourth Quarter                                                $17.25   $  7.25      $30.625  $19.50



      The Company has paid no cash dividends in the past and no cash dividends are expected to be paid in the forseeable future.

Item 6: Selected Financial Data

     Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                   June 30,
                                      ----------------------------------------------------------------
Revenues:                                  1997         1996         1995         1994         1993
---------                                  ----         ----         ----         ----         ----

Product sales                         $ 14,897,144  $14,828,133  $10,298,019  $ 7,366,668  $ 2,731,342
Royalties                                1,394,872    1,321,117    1,205,036      228,630      103,224
Revenues from R&D agreements             5,738,877    7,349,195   11,365,708    9,608,224    6,773,192
Revenues from license agreements         5,828,648   12,524,262   17,931,852    1,925,000    2,475,000
Other                                    1,718,933    1,289,667      543,143      228,853      315,620
                                      ------------  -----------  -----------  -----------  -----------
   TOTAL REVENUES                       29,578,474   37,312,374   41,343,758   19,357,375   12,398,378
                                      ------------  -----------  -----------  -----------  -----------
Net Income(Loss)                      $(17,954,612) $ 1,054,269  $ 5,605,664  $(3,892,656) $(5,520,606)
                                      ============  ===========  ===========  ===========  ===========

Net Income(Loss) per Common Share
 and Common Equivalent Share          $      (1.67) $       .10  $       .63  $      (.51) $      (.75)

Net Income(Loss) per Common Share
 Assuming Full Dilution               $      (1.67) $       .10  $       .56  $      (.51) $      (.75)

At year end:
 Total Assets                         $ 37,729,097  $57,129,439  $23,331,019  $10,494,363  $ 8,746,932
 Capitalized Lease Obligations        $    585,795  $ 1,853,728  $ 3,012,079  $ 3,484,234  $ 3,183,528
 Working Capital (Deficit)            $ 23,161,108  $43,524,927  $ 9,310,685  $(2,330,209) $(3,120,850)
 Stockholders' Equity (Deficit)       $ 26,418,659  $43,734,040  $ 7,899,667  $(4,930,135) $(7,500,323)



Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

     The Company had a net loss in the year ended June 30, 1997 of $17,955,000 compared to net income of $1,054,000 for the year ended June 30, 1996. The change in profitability was primarily due to the gain on the sale of $4,500,000 of Ovonic Battery Company stock in the prior year, the approximate $6,700,000 reduction in one time license fees in the year ended June 30, 1997 and the investment by the company of its own funds in the current year to develop a new family of Ovonic Nickel Metal Hydride ("NiMH") batteries.

     The net loss in the year ended June 30, 1997 resulted primarily from (1) investment of company funds for development of electric and hybrid vehicle batteries; (2) decreased revenues for such development work; (3) costs related to start up and expansion of negative electrode production equipment and initiation of positive electrode production and equipment; (4) expenses of additional technical, manufacturing and engineering support for the GM Ovonic manufacturing joint venture in furtherance of initial NiMH battery production and ongoing technical assistance to other customers; (5) development of multi-state electrical memory; and (6) costs related to defending the Company's patents. When revenue from license fees, which are non-recurring and sporadic, and the gain on the sale of Ovonic Battery stock in 1996, are excluded, the decrease in profitability from 1996 to 1997 is approximately $7,800,000.

     Product sales increased slightly from $14,828,000 in the year ended June 30, 1996 to $14,897,000 in the year ended June 30, 1997 due to a $5,900,000 increase in 1997 from sales of negative and positive electrodes, offset by a $5,900,000 decrease in machine building revenues as a result of completion of production machinery for GM Ovonic and United Solar.

     Royalties increased from $1,321,000 in the year ended June 30, 1996 to $1,395,000 in the year ended June 30, 1997, primarily due to increases in royalties from battery technology, partially offset by decreases in royalties from phase-change rewritable optical memory products, as prices of the products decreased. (See Note B - Notes to Consolidated Financial Statements). Royalties from licensees based in Japan were also negatively impacted by the weakness in the Japanese yen. The Company has audit rights to verify the amounts of royalties being reported and paid by its licensees. The Company plans to enforce these audit rights.

     Revenues from research and development agreements ("R&D Agreements) decreased 22% to $5,739,000 in the year ended June 30, 1997 from $7,349,000 in the year ended June 30, 1996 due to reductions in 1997 revenues recognized in government sponsored programs in photovoltaic and battery technologies. This decrease was a result of the U.S. government spending reduction program. (See NOTE B - Notes to Consolidated Financial Statements.)

     Revenues from license agreements decreased 53% to $5,829,000 in the year ended June 30, 1997 from $12,524,000 in the year ended June 30, 1996 due to the reduction in 1997 of battery license agreements. (See NOTE B - Notes to Consolidated Financial Statements.) Revenues from license agreements are non-recurring, sporadic, and are based upon developing new business relationships. The Company is actively pursuing its strategy to form strategic alliances to commercialize its products. It is in negotiations with a number of companies which could provide additional license fees to the Company in the coming year.

     The increase in other revenues was due to increased billings in 1997 for services performed by ECD's Central Analytical Laboratory, Production Technology and Machine Building Division, as well as miscellaneous work performed for Ovonic Battery licensees.

     The increase in the cost of product sales from $15,504,000 in the year ended June 30, 1996 to $16,964,000 in the year ended June 30, 1997 was principally due to $945,000 in inventory adjustments for Ovonic Battery, principally related to obsolescence and changed customer specifications, higher costs related to start-up and expansion of negative electrode production equipment and initiation of positive electrode production in 1997. The Company is taking steps to address this trend of negative margins.

     The decrease in cost of revenues from R&D Agreements in the year ended June 30, 1997 compared to the year ended June 30, 1996 was principally due to decreases in activities during 1997 under the agreements with United States Advanced Battery Consortium ("USABC"), National Renewable Energy Laboratory ("NREL") and Department of Energy ("DOE").

     The increase in product development and research expenses from $9,151,000 in the year ended June 30, 1996 to $15,551,000 in the year ended June 30, 1997 was due to the aforementioned reduced funding under the agreements with USABC and related increased Ovonic Battery product development and research expenses.

     Patent defense costs were $2,467,000 in the year ended June 30, 1996 and $3,011,000 in the year ended June 30, 1997. In 1997, patent defense costs were incurred for litigation with Matsushita Battery Industrial Co., Ltd. ("MBI") with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. In 1996, patent defense costs primarily related to the defense and prosecution of litigation involving SAFT America, Inc. and certain related companies or entities ("SAFT") and MBI.

     The change from other income-net of $5,233,000 in the year ended June 30, 1996 compared to $1,073,000 of other income-net in the year ended June 30, 1997 was due principally to the $4,500,000 gain on the sale of Ovonic Battery common stock in 1996.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

     The Company had net income in the year ended June 30, 1996 of $1,054,000 compared to net income of $5,606,000 for the year ended June 30, 1995. The change in profitability was primarily due to reduced license fees in 1996, partially offset by a gain on the sale of Ovonic Battery common stock of $4,500,000. Net income for the year ended June 30, 1995 was due principally to $10,500,000 of non-recurring payments received by the Company under three consumer battery agreements entered into in 1995 in settlement of an action initiated by the Company with the International Trade Commission ("ITC"), as well as agreements with other major companies.

     Product sales increased 44% from $10,298,000 in the year ended June 30, 1995 to $14,828,000 in the year ended June 30, 1996 due to increased machine-building revenues for both ECD and Ovonic Battery and increased sales by Ovonic Battery of negative electrodes and battery packs to GM Ovonic.

     Royalties increased from $1,205,000 (which included $390,000 of royalties reported by a licensee in 1995 relating to prior periods) in the year ended June 30, 1995 to $1,321,000 in the year ended June 30, 1996, primarily due to royalties earned for use of ECD's phase-change rewritable optical memory technology. The Company has audit rights to verify the amounts of royalties being reported and paid by its licensees. The Company, based on information received, plans to enforce these audit rights.

     Revenues from R&D Agreements decreased 35% to $7,349,000 in the year ended June 30, 1996 from $11,366,000 in the year ended June 30, 1995 due to reductions in 1996 revenues recognized under agreements in the photovoltaic and battery technologies. (See NOTE B - Notes to Consolidated Financial Statements.) The reduction in 1996 in revenues under government contracts is due to the completion of R&D agreements and the U.S. Government's deficit reduction program.

     Revenues from license agreements decreased 30% to $12,524,000 in the year ended June 30, 1996 from $17,932,000 in the year ended June 30, 1995 due to non-recurring revenues related to agreements with three consumer battery manufacturers in settlement of the aforementioned ITC action in 1995. (See NOTE B - Notes to Consolidated Financial Statements.)

     The increase in other revenues was due to increased billings in 1996 for services performed by the ECD's Production Technology and Machine Building Division, as well as miscellaneous work performed for Ovonic Battery licensees.

     The increase in the cost of product sales from $10,391,000 in the year ended June 30, 1995 to $15,504,000 in the year ended June 30, 1996 was principally due to the increased machine-building activities for ECD and increased sales of Ovonic negative electrodes.

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

     Patent defense costs of $2,625,000 in the year ended June 30, 1995 and $2,467,000 in the year ended June 30, 1996 was due to payment in 1995 of the contingent fees paid to the law firm representing the Company in the ITC action, which led to the three consumer battery agreements in 1995, and expenses incurred in 1996 in connection with the defense and prosecution of litigation involving SAFT and MBI with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. The litigation involving SAFT was settled in June 1996.

     The change from other expense-net of $190,000 in the year ended June 30, 1995 compared to other income-net of $5,233,000 in the year ended June 30, 1996 was due principally to the $4,500,000 gain on the sale of Ovonic Battery common stock in 1996.

                  Liquidity and Capital Resources

     As of June 30, 1997, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $15,040,000, a decrease of $19,061,000 from June 30, 1996. In addition, the Company had accounts receivable at June 30, 1997 of $10,801,000 compared to $9,986,000 at June 30, 1996. As of June 30, 1997, the
Company had consolidated working capital of $23,161,000, compared with a consolidated working capital of $43,525,000 as of June 30, 1996.

     During the year ended June 30, 1997, $14,023,000 of cash was used in operations. The difference between the net loss of $17,955,000 and the net cash used in operations was principally due to depreciation expense. In addition, during this period $3,577,000 of machinery and equipment was purchased or constructed for the Company's operations.

     During the next 12 months, Ovonic Battery is considering the purchase of up to $1,900,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

     The Company expects increased revenues related to R&D Agreements that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology including a multi-year, multi-task program with General Motors, that is of significant value to the Company, intended to provide next and future generation NiMH batteries that will be manufactured by GM Ovonic. Generally, the agreed-upon fees for these R&D Agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation). Based on contracts currently in hand, the Company expects significantly higher revenues from R&D agreements in the coming year, thereby improving cashflow.

     The Company is actively pursuing its strategy to form strategic alliances to commercialize its products. It is in negotiations with a number of companies which could provide additional license fees to the Company in the coming year.

     The Company has recently been issued a patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. The issuance of this patent is expected to result in the payment of additional retrospective royalties, as well as higher running royalties in the future.

     The  Company  is  also  actively  negotiating  additional  machine-building
contracts   that  could  provide   revenues  in  the  coming  year  and  beyond.
Machine-building is cyclical but a growing part of the Company's business.

     The Company is dependent upon a relatively few customers for its revenues (See Note B - Notes to Consolidated Financial Statements).

     The Company has entered into a third-party leasing arrangement with a third party leasing company for the financing for certain equipment used by the Company. As of June 30, 1997, the Company has remaining lease payments totaling $1,910,000. The Company has agreed to purchase certain equipment leased upon the expiration of the applicable leases for 10% of the lessor's acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value. If the Company exercises the option to purchase all of the equipment for leases expiring during the next 12 months, the capital requirement is from $268,000 to $537,000.

     While certain programs have a limited term, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

     Management believes that funds generated from operations and existing cash and investment balances will be adequate to support and finance planned growth, capital expenditures and company-sponsored research and development programs over the coming year. Additional sources of cash are, however, required to sustain the Company for the long-term and to build the business in the future.

Item 8: Consolidated Financial Statements and Supplementary Data

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan


We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiary (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP


Detroit, Michigan
September 26, 1997

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                             June 30,
                                                    ----------------------------
                                                        1997         1996
                                                        ----         ----
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
     $14,265,000 as of June 30, 1997 and
     $23,769,000 as of June 30, 1996                $ 14,270,145 $ 23,773,742
   Investments (including restricted investments
     of $290,000 at June 30, 1997)                     1,059,933   10,327,352
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $140,000 at June 30, 1997 and $29,000
     at June 30, 1996)                                10,800,813    9,985,722
   Amounts due from related parties                    1,809,414    2,901,509
   Inventories                                         1,626,065    3,275,135
   Prepaid expenses and other current assets             404,204      362,558
                                                    ------------ ------------
     TOTAL CURRENT ASSETS                             29,970,574   50,626,018

PROPERTY, PLANT AND EQUIPMENT (NOTE E)
   Land and land improvements                            312,588      312,588
   Buildings and improvements                          3,785,827    3,595,009
   Machinery and other equipment(including
     construction in progress of approximately
     $1,647,000 at June 30, 1997)                     19,517,585   17,249,435
   Capitalized lease equipment                         5,699,048    5,802,806
                                                    ------------ ------------
                                                      29,315,048   26,959,838
   Less accumulated depreciation
     and amortization                                (22,346,615) (21,260,424)
                                                    ------------ ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT               6,968,433    5,699,414

JOINT VENTURES (NOTE D)
   United Solar                                           --           --
   GM Ovonic                                              --           --

OTHER ASSETS                                             790,090      804,007
                                                    ------------ ------------
           TOTAL ASSETS                             $ 37,729,097 $ 57,129,439
                                                    ============ ============





See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                    ------------------------------
                                                         1997           1996
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $    3,669,167  $     3,911,122
   Salaries, wages and amounts withheld
     from employees                                      1,144,446        1,175,102
   Deferred revenues under business
     agreements (NOTE A)                                   671,531          711,894
   Current installments on capitalized lease
     obligations (NOTE E)                                1,324,322        1,302,973
                                                    --------------  ---------------
       TOTAL CURRENT LIABILITIES                         6,809,466        7,101,091

CAPITALIZED LEASE OBLIGATIONS (NOTE E)                     585,795        1,853,728

DEFERRED GAIN (NOTE E)                                     223,691          686,351

NON-REFUNDABLE ADVANCE ROYALTIES (NOTE C)                3,691,486        3,754,229
                                                    --------------  ---------------
       TOTAL LIABILITIES                                11,310,438       13,395,399

STOCKHOLDERS' EQUITY
   Capital Stock (NOTES F and G)
     Class A Convertible Common Stock, par value
     $0.01 per share:
       Authorized - 500,000 shares
       Issued & outstanding - 219,913 shares                 2,199            2,199
   Common Stock, par value
     $0.01 per share:
       Authorized - 15,000,000  shares
       Issued & outstanding - 10,603,251  shares
       at June 30, 1997 and 10,489,591 shares
       at June 30, 1996                                    106,033          104,896
   Additional paid-in capital                          202,004,599      200,757,697
   Accumulated deficit                                (175,085,364)    (157,130,752)
   Treasury stock at cost - 42,000 shares                 (608,808)           --
                                                    --------------  ---------------

     TOTAL STOCKHOLDERS' EQUITY                         26,418,659       43,734,040
                                                    --------------  ---------------
     TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY                                       $   37,729,097  $    57,129,439
                                                    ==============  ===============





See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years ended June 30,
                                               ---------------------------------------------------
                                                    1997               1996                1995
                                                    ----               ----                ----
REVENUES (NOTES A and B)
   Product sales                               $ 14,897,144        $14,828,133         $10,298,019
   Royalties                                      1,394,872          1,321,117           1,205,036
   Revenues from research and development
     agreements                                   5,738,877          7,349,195          11,365,708
   Revenues from license agreements               5,828,648         12,524,262          17,931,852
   Other                                          1,718,933          1,289,667             543,143
                                               ------------        -----------         -----------
         TOTAL REVENUES                          29,578,474         37,312,374          41,343,758

EXPENSES

   Cost of product sales (NOTE A)                16,964,429         15,504,385          10,390,794
   Cost of revenues from research and
     development agreements (NOTE A)              5,870,725          7,581,904          11,013,975
   Product development and research (NOTE A)     15,550,775          9,151,167           4,636,158
   Patent Defense (NOTE A)                        3,011,133          2,467,295           2,625,000
   Patents (NOTE A)                                 429,980            381,186             407,583
   Operating, general and administrative          6,779,003          6,405,162           6,474,064
                                               ------------        -----------         -----------
         TOTAL EXPENSES                          48,606,045         41,491,099          35,547,574
                                               ------------        -----------         -----------
   INCOME (LOSS) FROM OPERATIONS                (19,027,571)        (4,178,725)          5,796,184

OTHER INCOME (EXPENSE):

   Gain on sale of Ovonic Battery Company stock      --              4,500,000              --
   Interest expense                                (384,468)          (445,933)           (545,738)
   Interest income                                1,308,344          1,090,952             244,722
   Other nonoperating income - net                  149,083             87,975             110,496
                                               ------------        -----------         -----------
         TOTAL OTHER INCOME (EXPENSE)             1,072,959          5,232,994            (190,520)
                                               ------------        -----------         -----------
     NET INCOME (LOSS)                         $(17,954,612)       $ 1,054,269         $ 5,605,664
                                               ============        ===========         ===========

     NET INCOME (LOSS) PER COMMON
       SHARE AND COMMON EQUIVALENT
       SHARE (NOTE H)                          $      (1.67)       $       .10         $       .63
                                               ============        ===========         ===========

     NET INCOME (LOSS) PER COMMON
       SHARE ASSUMING FULL DILUTION (NOTE H)   $      (1.67)        $      .10         $       .56
                                               ============        ===========         ===========



See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES F and G)

                         Three years ended June 30, 1997

                         Class A
                         Convertible
                         Common Stock      Common Stock                                          Treasury Stock
                         ---------------   -------------------                                   -------------------  Total
                         Number            Number                Additional                      Number               Stockholders'
                         of                of                    Paid-In       Accumulated       of                   Equity
                         Shares   Amount   Shares     Amount     Capital       Deficit           Shares     Amount    (Deficit)
                         ------   ------   ------     ------     ----------    -----------       ------     ------    -------------
Balance at
   July 1, 1994          219,913  $2,199   7,563,224  $ 75,632   $158,782,719  $(163,790,685)                          $(4,930,135)
Net income for year
   ended June 30, 1995                                                             5,605,664                              5,605,664
Issuance of stock to
   directors and
   consultants                                 3,733        38         87,275                                                87,313
Private placement of
   common stock and
   warrants                                  175,000     1,750      2,667,425                                             2,669,175
Common stock issued in
   connection with
   exercise of stock
   options and
   conversion of
   certain securities                        336,710     3,367      4,464,283                                             4,467,650
                         -------  ------   ---------  --------  -------------  -------------     --------    -------    ----------
Balance at June 30,
   1995                  219,913   2,199   8,078,667    80,787    166,001,702   (158,185,021)                             7,899,667
Net income for year
   ended June 30, 1996                                                             1,054,269                              1,054,269
Issuance of stock to
   directors and
   consultants                                 6,899        69         59,395                                                59,464
Public Offering of
   common stock                            1,650,000    16,500     27,764,555                                            27,781,055
Common stock issued in
   connection with
   exercise of stock
   options and warrants
   and conversion of
   certain securities                        754,025     7,540      6,932,045                                             6,939,585
                        --------  ------   ---------  --------  -------------  -------------     ---------   -------    -----------
Balance at June 30,
   1996                  219,913   2,199  10,489,591   104,896    200,757,697   (157,130,752)                            43,734,040
Net loss for year
   ended June 30, 1997                                                           (17,954,612)                           (17,954,612)
Issuance of stock to
   directors and
   consultants                                 3,040        31        119,172                                               119,203
Common stock issued in
   connection with
   exercise of stock
   options and warrants                      110,620     1,106      1,127,730                                             1,128,836
Purchase of treasury
   stock                                                                                         (42,000)    (608,808)     (608,808)
                        --------  ------  ----------  --------   ------------  -------------     -------    ---------   ------------
Balance at June 30,
   1997                  219,913  $2,199  10,603,251  $106,033   $202,004,599  $(175,085,364)    (42,000)   $(608,808) $ 26,418,659
                        ========  ======  ==========  ========   ============  =============     =======    =========  ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended June 30,
                                                                 --------------------------------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----
OPERATING ACTIVITIES:
 Net income (loss)                                               $(17,954,612)   $   1,054,269    $ 5,605,664
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                 2,312,661        1,890,484      1,367,870
      Gain on sale of Ovonic Battery stock                             --           (4,500,000)        --
      Non-cash revenue                                                 --               --           (330,000)
      Creditable royalties                                            (62,743)        (144,148)      (392,430)
      Warrants issued to employees and consultants
         for services rendered and employee stock options             453,000          453,000      2,053,000
      Stock issued for services rendered                              119,203           59,464        193,838
      Loss (gain) on sale of equipment                                (13,544)          52,429          2,062
      Amortization of deferred gain                                  (462,660)        (462,660)      (254,329)
 Changes in working capital:
      Accounts receivable and amounts due from
         related parties                                              277,004       (4,727,022)    (5,719,477)
      Inventories                                                   1,649,070       (1,220,385)    (1,630,640)
      Prepaid expenses and other current assets                       (27,729)         (72,765)         5,074
      Accounts payable and accrued expenses                          (272,611)          81,336        (69,049)
      Deferred revenues under business agreements                     (40,363)        (172,257)       266,002
                                                                 ------------    -------------    -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         (14,023,324)      (7,708,255)     1,097,585
                                                                 ------------    -------------    -----------
INVESTING ACTIVITIES:
 Purchases of capital equipment                                    (3,577,478)      (1,887,118)    (1,138,972)
 Purchase of investments                                           (3,903,820)     (10,327,352)        --
 Sales of investments                                              13,171,239          --              --
 Proceeds from sale of capital equipment                                9,342            7,600          1,256
                                                                 ------------    -------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 5,699,283      (12,206,870)    (1,137,716)
                                                                 ------------    -------------    -----------
FINANCING ACTIVITIES:
 Purchase of treasury stock                                          (608,808)         --              --
 Principal payments under short-term and long-term debt
    obligations and capitalized lease obligations                  (1,259,511)      (1,505,385)    (2,043,340)
 Proceeds from capital lease transactions                              12,927          167,161      1,250,000
 Proceeds from sale of stock of subsidiary                            --             4,500,000         --
 Proceeds from sale of stock and exercise of stock options
    and warrants                                                      675,836       34,267,640      4,977,300
                                                                 ------------    -------------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (1,179,556)      37,429,416      4,183,960
                                                                 ------------    -------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (9,503,597)      17,514,291      4,143,829

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   23,773,742        6,259,451      2,115,622
                                                                 ------------    -------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 14,270,145    $  23,773,742    $ 6,259,451
                                                                 ============    =============    ===========





See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended June 30,
                                            -------------------------------
                                              1997          1996        1995
                                              ----          ----        ----


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

    Cash paid for interest                $ 384,468     $ 445,933   $ 612,094







    The Company's non-cash investing and financing activities were as follows:

        Sale and lease back of
           capitalized equipment
           and deferred gain                 --            --      $1,250,000








See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE A - Summary of Accounting Policies

Nature of Business

      Energy Conversion Devices, Inc. ("ECD") has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from research and development to manufacturing and selling products as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

Financial Statement Presentation and Principles of Consolidation

      The consolidated financial statements include the accounts of ECD and its 93.5%- owned subsidiary (97% as of June 30, 1995) Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology (collectively, the "Company"). In the year ended June 30, 1996, ECD sold approximately 3.3% of its interest in Ovonic Battery to another entity and realized a gain on this sale. Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon") and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. See Note D for a discussion of these ventures. In addition, ECD has a 50% owned joint venture ("Sovlux") in Russia (which had no significant activity in 1997 due to current economic conditions in Russia) and has agreed to form a new 45% owned joint venture in Europe with Sanoh Industrial Co. Ltd. ("Sanoh").

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the years ended June 30, 1996 and 1995 have been reclassified to be consistent with the classification of items in the year ended June 30, 1997.

      In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has certain concentrations of revenues as described in Note B. The Company

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE A - Summary of Accounting Policies - (Continued)

is impacted by other factors such as the continued receipt of contracts from the U.S. government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. The Company adopted the new standard in the year ended June 30, 1997. Since adoption, no impairment losses have been incurred.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions and adoption of the recognition and measurement provisions for nonemployee transactions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to the SFAS 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting.

      The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. In the year ended June 30, 1997, the Company determined that it will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (see Note G). This determination had no effect on the Company's financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE A - Summary of Accounting Policies - (Continued)

      In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share (for years in which there is net income). The Company will be required to adopt the new method of accounting in its second quarter of fiscal 1998. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will be required to adopt the provisions of this statement in fiscal 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has not completed its analysis of this Statement and its impact on disclosures. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will be required to adopt the provisions of this statement in fiscal 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:
                                                            June 30,
                                                 ----------------------------
                                                     1997           1996
                                                     ----           ----
      U.S. Government:
        Amounts billed                          $     572,193   $     743,482
        Unbilled                                      797,558         453,394
                                                -------------   -------------
             Total                                  1,369,751       1,196,876
                                                -------------   -------------
      Commercial Customers:
        Amounts billed                              1,701,006       1,727,291
        Related party billed
             - United Solar                            19,840          43,773
             - GM Ovonic                            1,072,546         997,672
        Due per contracts                           7,480,792       5,202,175
        Related party unbilled
             - United Solar                            --             868,649
             - GM Ovonic                              717,028         991,415
        Other unbilled                                281,580       1,222,173
                                                -------------   -------------
           Total                                   11,272,792      11,053,148
                                                -------------   -------------
      Other                                           107,684         666,207
      Allowance for Uncollectible Accounts           (140,000)        (29,000)
                                                -------------   -------------
             TOTAL                              $  12,610,227   $  12,887,231
                                                =============   =============

     Amounts due per contracts, related party unbilled and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, which amounts are billed in subsequent months.
                               -41-

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE A - Summary of Accounting Policies - (Continued)

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 1997 and 1996. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

        Inventories (principally those of Ovonic Battery) are as follows:

                                            Years Ended June 30,
                                        --------------------------
                                            1997         1996
                                            ----         ----
        Finished products               $    --        $  263,525
        Work in process                  1,110,989      1,902,396
        Raw materials                      615,076      1,109,214
                                        ----------     ----------
                                         1,726,065      3,275,135
        Reserve                           (100,000)        --
                                        ----------     ----------
                                        $1,626,065     $3,275,135
                                        ==========     ==========

        During the year ended June 30, 1997, the Company had inventory adjustments of $945,000.

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

        Buildings and improvements             5 to 20
        Machinery and other equipment          3 to 10
        Capitalized lease equipment and
           leasehold improvements              3 to 5

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE A - Summary of Accounting Policies - (Continued)

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years. Accumulated amortization on capitalized lease equipment as of June 30, 1997 and June 30, 1996 was $3,136,000 and $2,064,000, respectively.

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

Product Development and Research

      Total direct product development and research costs, a portion of which are included in cost of revenues from R&D Agreements, were $16,732,000, $12,947,000 and $11,962,000 for the three years ended June 30, 1997, 1996 and
1995, respectively.

Patents

      Patent expenditures are charged directly to expense. Total patent expenditures, a portion of which are allocated for financial statement purposes to cost of revenues from R&D Agreements and product development and research were $1,002,000, $945,000 and $933,000 for the three years ended June 30, 1997,
1996 and 1995, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense and were $3,011,000, $2,467,000 and $2,625,000 for the three years ended June 30, 1997, 1996 and
1995, respectively.

Product Sales

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine- building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, costs of sales exceeds product sales due to significant changes in products and manufacturing methods.

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

      For both ECD and Ovonic Battery royalties, there are royalty trust or contingent fee arrangements whereby the Company is obligated to pay a trust 25% of optical memory royalties received and a law firm 25% of Ovonic Battery royalties received relative to consumer battery licenses entered into in 1995 in settlement of the ITC action.

Business Agreements

      A substantial portion of revenues are derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. Such agreements are of two types.

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

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE A - Summary of Accounting Policies - (Continued)

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion-of-the-earnings process. Typically, such fees are non-refundable, do not obligate the Company to incur any future costs or require future performance by the Company and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties. There are no current or future direct costs associated with license fees.

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

Overhead Allocations

      The Company allocates overhead to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from research and development agreements this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

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

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE B - Product Sales, Royalties, Revenues from R&D Agreements and License
        Agreements

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations.
A summary of revenue from such agreements follows:

                                                Years Ended June 30,
                                       --------------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
Product Sales:
   Negative and positive electrodes   $ 10,832,282  $  4,902,836  $  4,038,418
   Battery packs                         2,333,276     2,257,971     2,605,342
   Machine building                      1,731,586     7,667,326     3,654,259
                                      ------------  ------------  ------------
                                      $ 14,897,144  $ 14,828,133  $ 10,298,019
                                      ============  ============  ============
Royalties:
   Battery technology                 $  1,258,633  $  1,149,198  $  1,158,623
   Optical Memory                          136,239       171,919        46,413
                                      ------------  ------------  ------------
                                      $  1,394,872  $  1,321,117  $  1,205,036
                                      ============  ============  ============

 Revenues from R&D agreements:
   Photovoltaics                      $  1,168,718  $  1,870,946  $  4,285,364
   Battery technology                    2,660,342     3,823,403     6,650,543
   Microelectronics                        824,892       900,000        --
   Hydrogen                                679,174       603,056       162,975
   Other                                   405,751       151,790       266,826
                                      ------------  ------------  ------------
                                      $  5,738,877  $  7,349,195  $ 11,365,708
                                      ============  ============  ============
License Agreements:
   Battery                            $  4,448,004  $ 11,024,262  $ 16,556,852
   Microelectronics                      1,380,644     1,500,000     1,375,000
                                      ------------  ------------  ------------
                                      $  5,828,648  $ 12,524,262  $ 17,931,852
                                      ============  ============  ============

     The Company historically has entered into agreements with a relatively small number of major customers throughout the world. Revenues from unaffiliated foreign customers represent approximately 58%, 41% and 53% for the years ended June 30, 1997, 1996 and 1995, respectively. There are two major customers which represent a total of 56% of total revenue for the year ended June 30, 1997 (26% for GM Ovonic and 30% for GP Batteries). There are two major customers which represent a total of 27% (11% for GM Ovonic) and 16% for Asia Pacific Investment Co. ("APIC") of total revenue for the year ended June 30, 1996. There are four major customers which include two major consumer battery manufacturers which represent 12% each, GP Batteries International Ltd. ("GP Batteries") which represents 11% and United States Advanced Battery Consortium which represents 15% of total revenue for the year ended June 30, 1995.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE C - Non-Refundable Advance Royalties

      At June 30, 1997 and 1996 the Company deferred revenue relating to non-refundable advance royalty payments which consist of the following:

                                                   June 30,
                                          --------------------------
                                               1997         1996
                                               ----         ----
       Battery                             $1,647,592    $1,704,991
       Optical Memory                       2,043,894     2,049,238
                                           ----------    ----------
                                           $3,691,486    $3,754,229
                                           ==========    ==========

      During the years ended June 30, 1997, 1996 and 1995, $62,743, $144,148 and
$392,430, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures

      The Company's investments in its joint ventures are recorded at zero. The Company will continue to carry its investment in each of its joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's original investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

United Solar

      In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. United Solar is owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD has contributed to United Solar a license in the field of photovoltaics, certain solar cell manufacturing and photovoltaic research and development equipment, leasehold improvements, furniture and fixtures, inventory and supplies. In return for the contribution of these assets, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested $55,000,000.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE D - Joint Ventures - (Continued)

      In 1997, Canon entered into an agreement with United Solar whereby, in consideration of an $11.5 million payment to United Solar, Canon, in addition to its rights under a 1986 agreement between Canon and the Company whereby Canon was granted exclusive rights to manufacture photovoltaic products in Japan, has been permitted to expand its rights to manufacture photovoltaic products on a non-exclusive basis in Australia and one country of Europe as determined by Canon. In addition, ECD received a $500,000 fee from Canon in connection with this agreement.

   ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD received approximately $144,000, $128,000 and $68,000 in the years ended 1997, 1996 and 1995, respectively. ECD also performed administrative services for the benefit of United Solar for which ECD received approximately $23,000 in the year ended 1995. These amounts are included in other revenues. In addition, in the years ended June 30, 1997, 1996 and 1995, United Solar billed ECD for approximately $296,000, $289,000 and $404,000, respectively, for work performed in accordance with a U.S. Government contract.

      In 1995, ECD received a $7,565,000 order (subsequently amended to $7,996,000) from United Solar for solar cell manufacturing equipment to provide production capacity of solar cells capable of producing 5 Megawatts of electricity on an annual basis. In the three years ended June 30, 1997, ECD recognized revenue of $175,000, $4,702,000 and $2,847,000, respectively, under this order.

      The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.

              UNITED SOLAR STATEMENTS OF OPERATIONS

                                            Six Months
                                           Ended June 30,          Year Ended December 31,
                                           --------------          -----------------------
                                               1997                   1996         1995
                                               ----                   ----         ----
                                           (Unaudited)
Revenues
  Product sales and other revenue          $ 3,637,911            $ 5,222,970   $ 5,351,573
  License fees                              11,500,000                 --            --
                                           -----------            -----------   -----------
     Total Revenues                         15,137,911              5,222,970     5,351,573

Operating Expenses
  Cost of sales                              5,413,428              7,846,603     7,037,174
  Research and development                   1,437,422              2,029,297     2,000,611
  General and administrative                 1,024,352              1,672,706     1,610,158
  Sales and marketing                          821,765              1,590,200     1,594,228
                                          ------------            -----------   -----------
     Total                                   8,696,967             13,138,806    12,242,171
                                          ------------            -----------   -----------
Other Income (Expense)                         (80,280)              (191,577)      247,074
                                          ------------            -----------   -----------
Net Income (Loss)                         $  6,360,664            $(8,107,413)  $(6,643,524)
                                          ============            ===========   ===========

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE D - Joint Ventures - (Continued)

                   UNITED SOLAR BALANCE SHEETS

                                                   June 30,     December 31,
                                                -------------  -------------
                                                     1997         1996
                                                     ----         ----
                                                  (Unaudited)
Current Assets:
  Cash and Cash Equivalents                    $  2,342,628  $  1,272,524
  Accounts Receivable - Trade                       738,378       537,822
  Accounts Receivable - NREL                        242,938       217,723
  Accounts Receivable - Stockholders              4,633,757       534,169
  Inventory                                       4,015,379     3,048,191
  Other Current Assets                              322,232       285,370
                                               ------------  ------------
    Total Current Assets                         12,295,312     5,895,799
Property, Plant and Equipment (Net)              13,676,080    13,461,135
Other Assets                                        225,913       234,998
                                               ------------  ------------
    Total Assets                               $ 26,197,305  $ 19,591,932
                                               ============  ============
Current Liabilities:
  Short-term bank debt                         $ 10,000,000  $ 11,000,000
  Accounts Payable - Trade & Stockholders         3,001,352     1,558,229
  Accrued Expenses and Other                        376,743       575,157
                                               ------------  ------------
    Total Current Liabilities                    13,378,095    13,133,386
                                               ------------  ------------
    Total Stockholders' Equity                   12,819,210     6,458,546
                                               ------------  ------------
     Total Liabilities and Stockholders'
         Equity                                $ 26,197,305  $ 19,591,932
                                               ============  ============

GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

      GM Ovonic is currently engaged in low-volume manufacturing of NiMH batteries at its facility in Troy, Michigan. Production volume is expected to increase in early 1998 at a larger facility.

      In October 1995, the Company received a $3,710,000 order, as amended, from GM Ovonic for battery manufacturing equipment. As of June 30, 1997, the Company received payments of $3,209,000 under this order and recognized revenue of $3,577,000. A receivable in the amount of $368,000 remains to be paid at June 30, 1997.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE D - Joint Ventures - (Continued)

      During the years ended June 30, 1997, 1996 and 1995, the Company had revenues, including the aforementioned machine-building revenues, of $7,776,000, $4,118,000 and $2,372,000, respectively, related to sales of products to GM Ovonic, for reimbursement of services performed for GM Ovonic.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

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

NOTE E- Capitalized Lease Obligations

      A summary of the Company's capitalized lease agreements is as follows:

                                                              June 30,
                                                     --------------------------
                                                       1997            1996
                                                       ----            ----
Financing Lease for headquarters building
   with interest at 8.2% and monthly payments
   of $19,250                                      $  540,057      $  720,383
Capitalized leases with Finova (with interest
   ranging between 5% and 13%)                      1,248,597       2,290,948
Other capitalized leases                              121,463         145,370
                                                   ----------      ----------
     Total                                          1,910,117       3,156,701
  Less amounts included in current liabilities      1,324,322       1,302,973
                                                   ----------      ----------
     Total Long-Term Capitalized Lease Obligation  $  585,795      $1,853,728
                                                   ==========      ==========

Financing Lease

      In 1990, ECD entered into a 10-year financing lease transaction relating to certain buildings and land. The terms of the transaction included an option for ECD to purchase the buildings and land in the sixth year of the lease for $2,150,000, increasing 5% each year thereafter. The Company has not exercised the option.

Capitalized Leases

      In 1992, the Company entered into a third-party leasing arrangement for the financing of certain equipment. The terms of the agreement require repayment over five years at an interest rate ranging between 5% and 13%.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE E - Capitalized Lease Obligations - (Continued)

      The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

      In 1994, ECD entered into a $1,250,000 sale and lease-back transaction for a vapor barrier coating machine, with a net book value of zero, at an interest rate of approximately 13%. ECD recorded a deferred gain of $1,250,000 in the year ended June 30, 1995 and is amortizing this deferred gain over the term of the lease. During the years ended June 30, 1997, 1996 and 1995, ECD amortized approximately $463,000, $417,000 and $208,000, respectively, of this deferred gain.

      The Company has agreed to purchase certain equipment leased upon expiration of the lease for 10% of its acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then fair market value (but no less than 10% nor more than 20% of its acquisition cost), plus any applicable sales, excise or other taxes imposed as a result of such sale.

Other

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 1997, 1996 and 1995 was approximately $1,685,000, $1,623,000 and $941,000, respectively.

      Future  minimum   payments  on   obligations   under  capital  leases  and
noncancellable operating leases expiring in each of the five years subsequent to June 30, 1997 are as follows:

                                      Capital Leases        Operating Leases
                                      --------------        ----------------
         1998                           $1,354,002             $1,209,232
         1999                              419,422                568,132
         2000                              165,816                416,775
         2001                               13,510                116,302
         2002                                2,290                    512
                                        ----------             ----------
           TOTAL                         1,955,040             $2,310,953
         Less interest & taxes                                 ==========
             included above                 44,923
                                        ----------
         Present value of minimum
             payments                   $1,910,117
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

      As part of an employment agreement among ECD, Ovonic Battery and Mr. Ovshinsky, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD; (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation; (iv) the acquisition by any person of 30% or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a Vice President of ECD. The initial term of the employment agreement is six years (through September, 1999) and shall be automatically renewed every year thereafter unless terminated by the Company.

      During the years ended June 30, 1997, 1996 and 1995, ECD issued restricted shares of 3,040, 6,899 and 3,733, respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 1997, 1996 and 1995 of $119,000, $59,000 and $48,000,
respectively, relating to these restricted shares of Common Stock.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE G - Warrants and Options to Purchase Stock

      The Company has Common Stock reserved for issuance as follows:

                                                      Number of Shares
                                               -------------------------------
                                               June 30, 1997     June 30, 1996
                                               -------------     -------------
    Conversion of Class A Convertible
         Common Stock                              219,913            219,913
    Stock options                                3,201,892          3,287,973
    1999 Private Placement Warrants                174,966            174,966
    Warrants issued in connection with
         services rendered                         219,000            239,000
    Convertible Investment Certificates              6,233              6,233
                                                 ---------          ---------
      TOTAL RESERVED SHARES                      3,822,004          3,928,085
                                                 =========          =========

Stock Option Plans

      The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan") which expired in November 1996, 1987 Stock Option and Incentive Plan ("1987 Stock Option Plan") and the 1995 Non-Qualified Stock Option Plan ("1995 Stock Option Plan") authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

      Options under the Amended Plan and the 1987 Stock Option Plan expire six years from the date of grant. Options under the 1995 Stock Option Plan expire no later than 10 years from the date of grant. Stock options under all three plans may not be exercised during the first six months of the grant. Thereafter, options may be exercised cumulatively each year, starting at the end of six months after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. The exercise price of all options granted has been equal to the fair market value of the Common Stock at the time of grant.

      The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the optionholders against dilution.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE G - Warrants and Options to Purchase Stock - (Continued)

      A summary of the transactions during the years ended June 30, 1997, 1996 and 1995 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:


                                 1997                   1996                   1995
                         -----------------------------------------------------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                    Exercise               Exercise               Exercise
                         Shares     Price       Shares     Price       Shares     Price
                         -------------------    -------------------    -------------------
Outstanding July 1       2,129,856  $12.24      2,422,646  $10.42      1,043,311  $ 6.68
Granted                    291,030   14.93        358,190   17.71      1,646,535   12.23
Exercised                   90,420    5.99        650,650    8.46        264,299    6.96
Canceled                     2,860   15.74            330   11.75          2,901    6.31
                         ---------  ------      ---------  ------      ---------  ------
Outstanding June 30      2,327,606  $12.82      2,129,856  $12.24      2,422,646  $10.42
                         =========  ======      =========  ======      =========  ======
Exercisable June 30      1,705,546  $12.19      1,046,438  $10.79        873,458  $ 8.02
                         =========  ======      =========  ======      =========  ======


      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 214,235 as of June 30, 1997) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 142,573 as of June 30, 1997) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $10.17 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon
(I) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

      As described in Note A, the Company determined that it will continue to apply APB 25 to its stock-based compensation awards to employees instead of adopting SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the year ended June 30, 1997 would have been increased by approximately $1,840,000 and $.17 per share and net income and earnings per share for the year ended June 30, 1996 would have been reduced by $1,883,000 and $.17 per share. The fair value of the

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE G - Warrants and Options to Purchase Stock - (Continued)

options granted during 1997 and 1996 is estimated as $1,710,000 and $3,195,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                        1997            1996
                                        ----            ----
             Dividend Yield               0%              0%
             Volatility %             57.96%          56.95%
             Risk Free Interest Rate   6.26%           5.83%
             Expected Life             3.54 years      3.54 years

      In February 1995, the Compensation Committee of the Board of Directors extended the exercise period of certain stock options granted in March 1989. These options were extended on the same terms and conditions, including continuation of the exercise price at fair market value. The Committee extended the options in order to afford the holders of said options the six-year exercise period which had previously been interrupted for a period of time due to the Company's inability to issue registered shares upon exercise of options. The difference between the aggregate exercise price and the fair market value of the Company's stock at February 1995, totaling $1,600,000, was recorded as a non-cash charge to operations in the year ended June 30, 1995.

Warrants

      ECD has outstanding warrants to purchase 174,966 shares of Common Stock in connection with private placements of Common Stock as well as warrants to purchase 219,000 shares of Common Stock in connection with services rendered. The warrants are currently exercisable at a weighted average price of $10.65 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE H - Net Income (Loss) Per Share

      The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three years ended June 30 are computed as follows:

                                          1997         1996         1995
                                          ----         ----         ----

   Weighted average number of shares
       outstanding                     10,729,802    9,370,841    8,003,742
   Pro Forma weighted average shares
       for Common Stock Equivalents        N/A       1,515,067      886,020
                                       ----------   ----------   ----------

      AVERAGE NUMBER OF SHARES
        OUTSTANDING AND EQUIVALENTS    10,729,802   10,885,908    8,889,762
                                       ==========   ==========    =========

   Net income (loss)                 $(17,954,612)  $1,054,269   $5,605,664

      EARNINGS (LOSS) PER SHARE      $      (1.67)  $      .10   $      .63
                                     ============   ==========   ==========


      The primary and fully-diluted earnings per share for fiscal year 1996 are the same since the ending market value of ECD Common Stock at June 30, 1996 of $22.75 per share approximates the average market value per share of ECD Common Stock of $20.23 during fiscal year 1996. The use of the ending market value of $22.75 per share results in a slightly higher pro forma weighted average number of shares for common stock equivalents for purposes of fully-diluted earnings per share; however, it does not result in a different earnings per share compared to primary earnings per share.

      The difference between the primary earnings per share and the fully-diluted earnings per share for fiscal 1995 is the result of using the ending market value of $16.375 per share versus the average market value of $13.56. This results in pro forma weighted average shares for common stock equivalents of 1,938,977 and a fully-diluted earnings per share of $.56.

NOTE I - Federal Taxes on Income

      At June 30, 1997 and 1996, the Company has approximately $40,223,000 and $35,639,000, respectively, of net deferred tax assets, consisting primarily of $38,523,000 and $33,782,000, respectively, due to net operating loss carryforwards, $1,700,000 and $1,857,000, respectively, due to tax credit carryforwards. However, a valuation reserve of the same amount is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements







NOTE I - Federal Taxes on Income - (Continued)

      The Company's valuation reserve was increased by $4,584,000 in 1997, $818,000 in 1996 and decreased by $505,000 in 1995 for the impact of the 1997, 1996 and 1995 net operating income (losses), temporary differences and the expiration of tax carryforwards.

      At June 30, 1997, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                 Net Tax Operating     Investment Tax      R & D Credit
                 Loss Carryforward      Credit Total       Carryforward
                 -----------------     --------------      ------------

      1998       $  3,360,000            $ 10,000        $   436,000
      1999          5,395,000              40,000            202,000
      2000          8,767,000             172,000            813,000
      2001         23,828,000              27,000
      2002         15,900,000
      2003         17,460,000
      2004          1,378,000
      2005             --
      2006          7,075,000
      2007          2,854,000
      2008          1,802,000
      2009          4,304,000
      2010             --
      2011          5,431,000
      2012         15,749,000
               --------------            --------        -----------
                 $113,303,000            $249,000        $ 1,451,000
                 ============            ========        ===========


NOTE J - Related Party Transactions

      For the three years ended June 30, 1997, 1996 and 1995, ECD incurred expenses of $146,000, $90,514 and $36,440, respectively, for services rendered by its directors.

      For related party transactions involving United Solar and GM Ovonic see Note D.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE K - Business Segments

      The Company has two business segments, its subsidiary, Ovonic Battery, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. ECD is primarily involved in photovoltaics, microelectronics and machine building. General corporate expenses (except for those expenses allocated to Ovonic Battery), interest expense and interest income are classified in the ECD business segment.

      The Company's operations by business segment were as follows:

               Financial Data by Business Segment
                         (in thousands)

                                        Ovonic Battery     ECD      Consolidated
                                        --------------  ----------  ------------
Revenues
   Year ended June 30, 1997                $ 24,183     $   5,395     $ 29,578
   Year ended June 30, 1996                  26,946        10,366       37,312
   Year ended June 30, 1995                  31,945         9,399       41,344

Operating Income(Loss)
   Year ended June 30, 1997*               $(12,610)    $ (6,418)     $(19,028)
   Year ended June 30, 1996*                 (2,258)      (1,921)       (4,179)
   Year ended June 30, 1995                   9,356       (3,560)        5,796

Depreciation and Amortization Expense
   Year ended June 30, 1997                $  1,065     $  1,248      $  2,313
   Year ended June 30, 1996                     811        1,079         1,890
   Year ended June 30, 1995                     640          728         1,368

Capital Expenditures
   Year ended June 30, 1997               $   2,807    $     770     $   3,577
   Year ended June 30, 1996                     915          972         1,887
   Year ended June 30, 1995                     859          280         1,139

Identifiable Assets
   Year ended June 30, 1997                $ 18,643    $  19,086     $  37,729
   Year ended June 30, 1996                  17,501       39,628        57,129
   Year ended June 30, 1995                  13,056       10,275        23,331


 * Includes intercompany interest of $2,124 for the year ended June 30, 1997 and $432 for the period from April 1, 1996 to June 30, 1996 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

Item 9: Changes in and Disagreements on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant

      The composition of the Board of Directors of the Company is as follows:



                                  Director
                                  of the
                                  Company                                       Principal Occupation and
Name                              Since                   Office                   Business Experience
----                              -----                   ------                ------------------------
Stanford R. Ovshinsky             1960                    President, Chief      Mr. Ovshinsky, 74, the founder and Chief Executive
                                                          Executive Officer     Officer of the Company, has been an executive
                                                          and Director          officer and Director of the Company since its
                                                                                inception in 1960.  Mr. Ovshinsky is the primary
                                                                                inventor of the Company's technology. Mr.
                                                                                Ovshinsky also serves as: the Chief Executive
                                                                                Officer of Ovonic Battery; President, CEO and
                                                                                Director of United Solar; a member of the Board of
                                                                                Managers of GM Ovonic; and Co-Chairman of the
                                                                                Board of Directors of Sovlux.  Mr. Ovshinsky is the
                                                                                husband of Dr. Iris M. Ovshinsky.


Iris M. Ovshinsky                 1960                    Vice President        Dr. Ovshinsky, 70, co-founder and Vice President
                                                          and Director          of the Company, has been an executive officer and
                                                                                Director of the Company since its inception in 1960.
                                                                                Dr. Ovshinsky also serves as a director of Ovonic
                                                                                Battery.  Dr. Ovshinsky is the wife of Stanford R.
                                                                                Ovshinsky.

Robert C. Stempel                 1995                    Chairman of the       Mr. Stempel, 64, is Chairman of the Board and
                                                          Board, Executive      Executive Director of the Company.  Prior to his
                                                          Director and          election as a Director in December 1995, Mr.
                                                          Director              Stempel served as senior business and technical
                                                                                advisor to Mr. Ovshinsky.  Mr. Stempel is also the
                                                                                Chairman of Ovonic Battery and serves on the Board
                                                                                of Managers of GM Ovonic.  From 1990 until his
                                                                                retirement in 1992, he was the Chairman and Chief
                                                                                Executive Officer of General Motors Corporation.
                                                                                Prior to serving as Chairman, he had been President
                                                                                since 1987.  Mr. Stempel serves on the Board of
                                                                                Directors of NBD  Bank, N.A.  Mr. Stempel serves on
                                                                                the Company's Audit Committee.

Nancy M. Bacon                    1977                    Senior Vice           Mrs. Bacon, 51, joined the Company in 1976 as its
                                                          President             Vice President of Finance and Treasurer.  Mrs.
                                                          and Director          Bacon became the Senior Vice President of the
                                                                                Company in 1993.  Mrs. Bacon also serves on the
                                                                                Boards of Directors of Sovlux and United Solar.

Umberto Colombo                   1995                    Director              Prof. Colombo, 69, is Chairman of the Scientific
                                                                                Councils of the ENI Enrico Mattei Foundation and
                                                                                of the Instituto Per l'Ambiente in Italy.  He was
                                                                                Chairman of the Italian National Agency for New
                                                                                Technology, Energy and the Environment until
                                                                                1993 and then served as Minister of Universities
                                                                                and Scientific and Technological Research in the
                                                                                Italian Government until 1994.  Prof. Colombo is
                                                                                also active as a consultant in international science
                                                                                and technology policy institutions related to
                                                                                economic growth.

Jack T. Conway                    1980                    Director              Mr. Conway, 70, is President and Chief Executive
                                                                                Officer of the Community Housing Corporation of
                                                                                Sarasota.  From 1985 to 1990, Mr. Conway was a
                                                                                trustee of the Aspen Institute.  Mr. Conway was
                                                                                also formerly a management consultant to the
                                                                                Company.  Mr. Conway serves on the Audit and
                                                                                Compensation Committees of the Board.

Hellmut Fritzsche                 1969                    Vice President
                                                          and Director          Dr. Fritzsche, 70, was a professor of Physics at the
                                                                                University of Chicago, from 1957 until his
                                                                                retirement in 1996.  He was also Chairman of the
                                                                                Department of Physics, the University of Chicago,
                                                                                until 1986.  Dr. Fritzsche has been a Vice President
                                                                                of the Company since 1965, acting on a part-time
                                                                                basis, chiefly in the Company's research and
                                                                                product development activities.

Joichi Ito                        1995                    Director              Mr.Ito, 31, is President of Eccosys, Ltd. and
                                                                                Digital Garage KK as well as President and
                                                                                Representative Director of PSI Japan KK.  He is an
                                                                                expert on new computer technology and networked
                                                                                information systems and writes and lectures
                                                                                extensively in the United States, Japan and Europe.
                                                                                Mr. Ito serves as a director and consultant to many
                                                                                companies in the field of information technology.

Seymour Liebman                   1997                    Director              Mr. Liebman, 48, currently an Executive Vice
                                                                                President and General Counsel at Canon U.S.A.,
                                                                                Inc, has held a variety of positions with Canon
                                                                                since 1974, including Senior Vice President and
                                                                                General Counsel from 1992-1996.  Mr. Liebman is a
                                                                                Director of United Solar and Zygo Corporation.

Walter J. McCarthy, Jr.           1995                    Director              Mr. McCarthy, 72, until his retirement in 1990, was
                                                                                the Chairman and Chief Executive Officer of Detroit
                                                                                Edison Company.  Mr. McCarthy has served as a
                                                                                consultant to the Company since  1990.  Until
                                                                                1995, Mr. McCarthy also served on the Boards of
                                                                                Comerica Bank, Detroit Edison Company and
                                                                                Federal-Mogul Corporation. Mr. McCarthy is a
                                                                                member of the National Academy of Engineering.
                                                                                He serves on the Audit and Compensation
                                                                                Committees of the Board.


Florence I. Metz                  1995                    Director              Dr. Metz, 68, until her retirement in 1996, held
                                                                                various executive positions with Inland Steel
                                                                                Company: General Manager, New Ventures, Inland Steel
                                                                                Company (1989-1991);  General Manager, New Ventures,
                                                                                Inland Steel Industries (1991-1992) and Advanced
                                                                                Graphite Technologies (1992-1993); Program Manager
                                                                                for Business and Strategic Planning at Inland Steel
                                                                                (1993-1996).  Dr. Metz also serves on the Board of
                                                                                Directors of Ovonic Battery and is a member of the
                                                                                Company's Compensation Committee.

Haru Reischauer                   1990                    Director              Mrs. Reischauer, 82, was initially appointed as a
                                                                                Director to fill the unexpired term of Edwin O.
                                                                                Reischauer (former U.S. Ambassador to Japan) after
                                                                                his death in September 1990, and was re-elected to
                                                                                the Board of Directors in 1992.  Mrs. Reischauer
                                                                                also serves on the Board of Directors of United
                                                                                Solar. She is an author and lecturer.

Nathan J. Robfogel                1990                    Director              Mr. Robfogel, 62, was, until his retirement in 1996,
                                                                                a partner with the law firm of Harter,  Secrest &
                                                                                Emery, which he joined in 1959. Mr. Robfogel is
                                                                                currently Vice President for University Relations of
                                                                                the Rochester Institute of Technology where he has
                                                                                been a trustee since 1985.  From 1989 to 1995, Mr.
                                                                                Robfogel served as Chairman of the Board of Direc-
                                                                                tors of the New York State Facilities Development
                                                                                Corporation, a public benefit corporation.

Stanley K. Stynes                 1977                    Director              Dr. Stynes, 65, was Dean of the College of Engineer-
                                                                                ing at Wayne State University from 1970 to August
                                                                                1985, and a Professor of Engineering at Wayne State
                                                                                University from 1985 until his retirement in 1992.
                                                                                He has been involved in various administrative,
                                                                                teaching, research and related activities.  Dr.
                                                                                Stynes serves as Chairman of the Audit Committee of
                                                                                the Board of Directors of the Company.


                                     * * *

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

     Dr. Robert R. Wilson, served as a director to the Company from 1978 to 1993 and was appointed Director Emeritus in January 1994. For more than 10 years, until his retirement in 1978, Dr. Wilson was the founder and the director of the Fermi National Accelerator Laboratory. He was formerly President of the American Physical Society. Since retirement, Dr. Wilson has been a Professor Emeritus of physics at Cornell University, Columbia University and the University of Chicago.

      The executive officers of the Company are as follows:

                                                                                  Served As An Executive
Name                           Age             Office                           Officer or Director Since
----                           ---             ------                           -------------------------


Stanford R. Ovshinsky           74    President, Chief Executive Officer                 1960(1)
                                      and Director

Iris M. Ovshinsky               70    Vice President and Director                        1960(1)

Robert C. Stempel               64    Executive Director and Director                    1995

Nancy M. Bacon                  51    Senior Vice President and Director                 1976

Hellmut Fritzsche               70    Vice President and Director                        1969

Subhash K. Dhar                 46    President and Chief Operating                      1986
                                      Officer of Ovonic Battery

Stephan W. Zumsteg              51    Treasurer                                          1997

-------

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

      Stephan W. Zumsteg joined the Company in March 1997 and was elected Treasurer in April 1997. Prior to joining the Company, Mr. Zumsteg was Chief Financial Officer of The Kirlin Company from July 1996 to February 1997 and Vice President-Finance & Administration and Chief Financial Officer of Lincoln Brass Works from July 1991 to June 1996.

Item 11: Executive Compensation

      The following tables set forth the compensation paid by the Company during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 1997.


                          SUMMARY COMPENSATION TABLE

                                           Annual                            Long Term
                                        Compensation                        Compensation
                                        ------------                        ------------
                                                                      Restricted     Options        All Other
Name and Principal           Fiscal                                   Stock         (Number         Compen-
   Position                  Year(1)      Salary(2)       Bonus       Award          of Shares)     sation(4)
------------------           -------      ---------       --------    -----          ----------     ---------

Stanford R. Ovshinsky,       1997         $276,016        $37,981(3)                    --          $10,017
President and Chief          1996         $267,800        $90,741(3)                    --          $10,017
Executive Officer (5)        1995         $256,567          --                       294,957(6)     $ 8,798

Iris M. Ovshinsky,           1997         $250,016                                     --           $ 8,939
Vice President               1996         $250,004                                     --           $ 5,726
                             1995         $153,846                                   196,888        $ 4,726

Robert C. Stempel,           1997         $270,005                        --          25,000        $  3,159
Executive Director (7)       1996         $125,008                     $50,312       125,000        $  3,159
                             1995            --                           --         179,000            --

Nancy M. Bacon,              1997         $235,019                                     --           $ 5,796
Senior Vice President        1996         $235,472                                    25,000        $ 5,794
                             1995         $225,000                                   160,200        $ 4,879

Subhash K. Dhar,             1997         $200,013          --                         --           $ 5,283
President and Chief          1996         $200,503        $15,000                     62,040        $ 5,283
Operating Officer of         1995         $165,769          --                         3,980        $ 4,267
Ovonic Battery

--------




(1) The Company's fiscal year is July 1 to June 30. The Company's 1997 fiscal year ended June 30, 1997.
(2) Amounts shown include compensation deferred under the Company's 401(k) Plan. Does not include taxable income resulting from exercise of stock options.
(3) Computed based on net income from operations for preceding years as provided in Mr. Ovshinsky's September 1993 Employment Agreement.

(4) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the fiscal years ended June 30, 1997, 1996 and 1995, respectively, as follows: Dr. Ovshinsky $3,269, $2,500 and $1,500; Mrs. Bacon $4,500 (for each of 1997 and 1996) and
      $4,096  (1995);  Mr.  Dhar  $4,500  (for each of 1997 and 1996) and $3,808
      (1995); (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal years ended June 30, 1997, 1996 and 1995, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $10,017 (for each of 1997 and 1996) and $8,798 (1995); Dr. Ovshinsky $5,670 (1997) and $3,226
      (for each of 1996 and  1995);  Mr.  Stempel  $3,159  (for each of 1997 and
      1996); Mrs. Bacon $1,296, $1,294, and $783; and Mr. Dhar $783 (for each of
      1997 and 1996) and $459 (1995). Under the 401 (k) Plan, which is a qualified defined-contribution plan, the Company makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions are limited to 3% of a participant's salary, up to $150,000 for 1997. The contributions reported for 1997 are for the calendar year ended December 31, 1996.
(5)   In  September  1993,  Mr.  Ovshinsky  entered  into  separate   employment
      agreements with the Company and Ovonic Battery. See "Employment Agreements." The amounts indicated include compensation received by Mr. Ovshinsky pursuant to the Employment Agreements with the Company and Ovonic Battery.
(6)   Does  not  include  option  to  purchase  shares  of  Ovonic  Battery.
      See "Employment Agreements." (7) Mr. Stempel joined the Company in December 1995. The salary reported for 1996 is for the six month period January 1996 - June 1996. Options indicated for 1995 were granted to Mr. Stempel prior to his becoming an executive officer of the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 1997.

                                                                                                   Potential Realizable Value at
                                                                                                       Assumed Annual Rates of
                                                                                                    Stock Price Appreciation for
                                         Individual Grants                                                 Option Term (1)
                      ----------------------------------------------------------------            ----------------------------------
                                    % of Total
                                    Options
                                    Granted               Exercise
                                    to Employees          Price            Expiration
       Name            Options      in Fiscal Year        ($/Sh)           Date                    0%        5%            10%
------------------     -------      --------------        -------          ----------              ---------------------------------


Robert C. Stempel      25,000          8.59%              $15.125          12/18/2006               _      $237,801      $602,634


-----------


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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

      The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 1997 and the number and value of unexercised options held by the named executive officers at fiscal year end.




                             Shares                           Number of Securities               Value of Unexercised
                            Acquired         Value           Underlying Unexercised              in-the-Money Options
                           on Exercise      Realized       Options at Fiscal Year End             at Fiscal Year End
       Name                  (#)              ($)           Exercisable/Unexercisable          Exercisable/Unexercisable
      ------               -----------      --------       --------------------------          -------------------------

Stanford R. Ovshinsky (1)       _              _                450,705/58,487                  $1,158,341/$51,176

Iris M. Ovshinsky (2)           _              _                280,395/44,066                  $749,485/$38,558

Robert C. Stempel (3)           _              _                236,300/113,700                 $234,013/$33,863

Nancy M. Bacon (4)            27,800      $219,300(5)           182,640/52,560                  $399,185/$32,865

Subhash K. Dhar (6)             _             _                  49,122/19,806                  $23,545/$1,045



(1) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $11.04 per share and $11.875 per share, respectively.

(2) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $11.00 per share and $11.875 per share, respectively.

(3) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $13.36 and $16.46 per share, respectively.

(4) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $11.00 per share and $14.23 per share, respectively.

(5) Of the approximately $219,300 value realized, approximately $133,330 was used to cover expenses, i.e., purchase price and withholding taxes associated with the exercise, and approximately $85,191 was used to purchase 10,935 shares of ECD Common Stock.

(6) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $15.81 per share and $16.46 per share, respectively.


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

      Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,129 per share to purchase 186 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6% of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options vest on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, subject to Mr. Ovshinsky's continued performance of his obligations to Ovonic Battery under his employment agreement. Vesting of the stock options will accelerate in the event of Mr. Ovshinsky's death, mental or physical disability or termination of employment without cause and in the event of a change in control of the Company.

                           COMPENSATION OF DIRECTORS

      Directors who are neither employees of the Company nor otherwise compensated by the Company are issued approximately $5,000 per year in the Company's Common Stock based on the closing price of Common Stock on the first business day of each year. Furthermore, as of April 18, 1996, directors who are not employees of the Company receive $500 for each Board meeting attended (in person or via telephone conference call) as well as $500 for each committee meeting if not coincident with a Board meeting. Directors are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel.

                         COMPENSATION COMMITTEE REPORT

Compensation Committee.

     During the fiscal year ended June 30, 1997, the Compensation Committee was composed of Mr. Conway, Mr. McCarthy and Dr. Metz. None of the Compensation Committee members are or were during the last fiscal year an officer or employee of the Company or any of its subsidiaries, or had any business relationship with the Company or any of its subsidiaries.

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

Base Salary.

      The Compensation Committee considers the Company's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market--whether scientific, managerial or otherwise--so as to enable the Company to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of the Company's Common Stock--such as by a granting of stock option or similar equity-based compensation--to instill ownership thinking and align the employees' and stockholders' objectives. The Company has been successful at recruiting, retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

Stock Options.

      Stock option grants to Mr. Stempel were made by the Compensation Committee in accordance with the Compensation Committee's evaluation of his contributions to the Company. See "Option Grants in Last Fiscal Year." While Mr. Ovshinsky and Mr. Stempel participate in formulating the recommendation of management regarding the grant of stock options, neither one participates in the deliberations of the Compensation Committee.

      Ownership of stock assists in the attraction and retention of qualified employees and provides them with additional incentives to devote their best efforts to pursue and attain the achievement of corporate goals.

Chief Executive Officer Compensation.

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $100,000 by the Company and not less than $150,000 by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 1997 was determined in accordance with his Employment Agreements with the Company and Ovonic Battery.


                             COMPENSATION COMMITTEE

                                              Jack T. Conway
                                              Walter J. McCarthy, Jr.
                                              Florence I. Metz

                              PERFORMANCE GRAPH

      The line graph below compares the cumulative total stockholder return on the Company's Common Stock over a five-year period with the return on the NASDAQ Stock Market - US Index and the Hambrecht & Quist Technology Index.

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
     AMONG ENERGY CONVERSION DEVICES, INC., THE NASDAQ STOCK MARKET-US INDEX
                 AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX


                                                   Cumulative Total Return
                                              - - - - - - - - - - - - - - - - -
                                              6/92  6/93  6/94  6/95  6/96  6/97

ENERGY CONVERSION DEVICES                     100   121   136   181   253   142
NASDAQ STOCK MARKET-US                        100   126   127   169   218   265
H & Q TECHNOLOGY                              100   136   139   245   287   374


*$100 INVESTED ON 6/30/92 IN STOCK OR INDEX-
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING JUNE 30.


      The total return with respect to NASDAQ Stock Market - US Index and the Hambrecht & Quist Technology Index assumes that $100 was invested on June 30, 1992, including reinvestment of dividends.

      ECD has paid no cash dividends in the past and no cash dividends are expected to be paid in the foreseeable future.

      The Report of the Compensation Committee on Executive Compensation and the Performance Graph are not deemed to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

Item 12: Security Ownership of Certain Beneficial Owners and Management

                             CLASS A COMMON STOCK

      Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M. Ovshinsky (executive officers, Directors and founders of the Company), own of record 153,420 shares and 65,601 shares, respectively (or approximately 69.8% and 29.8%, respectively), of the outstanding shares of Class A Common Stock. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 14, 1999. As of September 12, 1997, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (the "Sanoh Shares") owned by Sanoh Industrial Co., Ltd. ("Sanoh") under the terms of an agreement dated as of November 3, 1992 between the Company and Sanoh which, together with the Class A Common Stock and 9,989 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 34.89% of the combined voting power of the Company.

      The following table sets forth, as of June 30, 1997, information concerning the beneficial ownership of Class A Common Stock by each Director and all executive officers and Directors of the Company as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.


                              Class A
                           Common Stock
Name of                    Beneficially         Total Number of Shares
Beneficial Owner            Owned(1)(2)         Beneficially Owned         Percentage of Class
----------------           ------------         ----------------------     -------------------

Stanford R. Ovshinsky        153,420                 153,420                      69.8%

Iris M. Ovshinsky             65,601                  65,601                      29.8%

All other executive
officers and directors as
a group (16 persons)            --                      --                          --

Total                        219,021                 219,021                      99.6%

--------------

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

                                 COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 12, 1997, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of the Company as a group. All shares are owned directly except as otherwise indicated.


                                       Amount and Nature of
Name of Beneficial Owner               Beneficial Ownership(1)     % of Class(2)
------------------------               -----------------------     -------------

Stanford R. Ovshinsky                          797,927(3)                 7.0%

Iris M. Ovshinsky                              392,736(4)                 3.6%

Robert C. Stempel                              333,404(5)                 3.0%

Nancy M. Bacon                                 251,215(6)                 2.3%

Subhash K. Dhar                                 50,316(7)                  *

Haru Reischauer                                 41,709(8)                  *

Jack T. Conway                                  38,027(9)                  *

Hellmut Fritzsche                               31,490(10)                 *

Joichi Ito                                      22,534(11)                 *

Walter J. McCarthy, Jr.                         21,660(12)                 *

Stanley K. Stynes                               20,357(13)                 *

Nathan J. Robfogel                              16,590(14)                 *

Florence I. Metz                                 8,857(15)                 *

Umberto Colombo                                  8,624(16)                 *

Seymour Liebman                                  4,000(17)                 *

Stephan W. Zumsteg                               3,200(18)                 *


All executive officers and directors
as a group (16 persons)                      2,042,646                   16.4%


-------

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

 (3) Includes 509,192 shares (adjusted as of June 30, 1997) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power, 153,420 shares of Class A Common Stock which are convertible into Common Stock, and 750 shares represented by warrants exercisable within 60 days . Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.
 (4) Includes 324,461 shares (adjusted as of June 30, 1997) represented by options exercisable within 60 days, 65,601 shares of Class A Common Stock which are convertible into Common Stock and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.
 (5) Includes 290,000 shares represented by options exercisable within 60 days and 14,000 shares represented by warrants exercisable within 60 days.
 (6) Includes 227,700 shares represented by options exercisable within 60 days and 6,000 shares represented by warrants exercisable within 60 days.
 (7) Includes 50,316 shares represented by options exercisable within 60 days.
 (8) Includes 20,000 shares represented by options exercisable within 60 days, and 17,885 shares of Common Stock held in a trust of which Mrs. Reischauer is trustee.
 (9) Includes 27,000 shares represented by options exercisable within 60 days and 4,000 shares represented by warrants exercisable within 60 days.
 (10) Includes 18,980 shares represented by options exercisable within 60 days and 1,980 shares represented by warrants exercisable within 60 days.
 (11) Includes 21,749 shares represented by options exercisable within 60 days.
 (12) Includes 10,000 shares represented by options exercisable within 60 days.
 (13)   Includes 9,000 shares represented by options exercisable within 60 days.
 (14) Includes 15,000 shares represented by options exercisable within 60 days.
 (15)   Includes 5,000 shares represented by options exercisable within 60 days.
 (16)   Includes 7,000 shares represented by options exercisable within 60 days.
 (17)   Includes 4,000 shares represented by options exercisable within 60 days.
 (18)   Includes 3,200 share represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of September 12, 1997, to the knowledge of the Company, the beneficial holders of more than 5% of the Company's Common Stock (see footnotes for calculation used to determine "percentage of class" category):


 Name and Address of                     Amount and Nature of     Percentage of
 Beneficial Holder                       Beneficial Ownership     Class(1)
 -------------------                     --------------------     -------------

Stanford R. and Iris M. Ovshinsky            1,190,663(2)             10.2%
1675 West Maple Road
Troy, Michigan 48084


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

 (2) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 14, 1999), 9,989 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights, 833,653 shares represented by options exercisable within 60 days and 1,500 shares represented by warrants exercisable within 60 days held by Mr. and Dr. Ovshinsky.


 Item 13: Certain Relationships and Related Transactions

      Canon/United Solar. In June, 1990, the Company formed United Solar, a joint venture with Canon, in which Canon and the Company each own 49.98% of the outstanding shares, with the balance held by Mrs. Haru Reischauer, a member of the Company's Board of Directors. Mrs. Reischauer is also a director of United Solar. In the year ended June 30, 1997, the Company performed various laboratory, shop, patent and research services for United Solar for which United Solar was charged approximately $267,000. In the year ended June 30, 1997, United Solar billed ECD for approximately $296,000 for work performed in accordance with the DOE PV Bonus contract.

      GM Ovonic. During the years ended June 30, 1997, the Company had revenues of $7,776,000 for sales of battery packs, electrodes, machine building and other services performed for GM Ovonic.

     Miscellaneous. Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by the Company as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $118,245 in salary during the year ended June 30, 1997.

      Compliance  with  Section  16(a) of the  Securities  Exchange Act of 1934.
 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership with respect to the securities of the Company and its affiliates with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based on a review of these reports and written representations from the Company's directors and officers regarding the necessity of filing a report, the Company believes that during fiscal year ended June 30, 1997, all filing requirements were met on a timely basis.

                                        PART IV

Item 14: Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)   1.    Financial statements:                                              Page
                                                                               ----
      The following financial statements are included in Part II, Item 8:

            Independent Auditors' Report........................................31

            Consolidated balance sheets - June 30, 1997 and 1996................32

            Consolidated statements of operations - years ended
                  June 30, 1997, 1996 and 1995..................................34

            Consolidated statements of stockholders' equity (deficit)
                   years ended June 30, 1997, 1996 and 1995.....................35

            Consolidated statements of cash flows - years ended
                  June 30, 1997, 1996 and 1995..................................36

            Notes to consolidated financial statements..........................38



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


(c)     Exhibits

                                                                                Page or
                                                                               Reference
                                                                               ---------

3.1     Restated Certificate of Incorporation filed September 29, 1967            (a)

3.2     Certificate of Amendment to Certificate of Incorporation filed            (b)
        May 22, 1972 increasing  authorized shares of the Company's Common Stock from 2,000,000 shares to 5,000,000 shares

3.3     Certificate of Amendment to Certificate of Incorporation filed            (c)
        September  15,  1978  increasing  and  extending  voting  rights  of the
        Company's  Class A Common  Stock  and  establishing  class  voting  with respect to other matters


                                      -77-

3.4     Certificate  of  Amendment to  Certificate  of  Incorporation  filed      (d)
        January 7, 1982 increasing and extending  voting rights to the Company's
        Class A Common Stock

3.5     Certificate of Amendment to Certificate of Incorporation  filed July      (e)
        23, 1982 increasing authorized shares of the Company's Common Stock from
        5,000,000 shares to 10,000,000 shares

3.6     Certificate of Amendment to Certificate of  Incorporation  filed May      (f)
        May 9, 1988 including various amendments, including increasing authorized shares of  the  Company's Common Stock from 10,000,000  shares to
        15,000,000 shares

3.7     Certificate of Incorporation of United Solar Systems Corp.                (g)

3.8     Bylaws of United Solar Systems Corp.                                      (h)

3.9     Certificate of Amendment to Certificate of Incorporation filed            (i)
        September 13, 1993 extending voting rights of the Company's
        Class A Common Stock

3.10    Bylaws in effect as of July 17, 1997                                      94

4.1     Agreement among the Company, Stanford R. Ovshinsky and Iris M.            (j)
        Ovshinsky, relating to the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

10.1    Patent License Agreement between the Company and Hitachi,                 (k)
        Ltd. dated October 29, 1984

10.2    Patent License Agreement dated September 10, 1985 between the             (l)
        Company and Sony Corporation relating to optical memory technology

10.3    License Agreement  effective as of June 18, 1985 between the Company      (m)
        and Canon Inc., as restated on September 20, 1985

10.4    Non-Assertion Agreement dated June 16, 1986 between the                   (n)
        Company and Canon Inc.

10.5    Amendment to the Patent  License  Agreement  dated  December 5, 1986      (o)
        between the Company and Matsushita Electric Industrial Co., Ltd.

10.6    Joint Venture Agreement effective as of June 1, 1987 between the          (p)
        Company and Canon Inc.

10.7    License Agreement dated as of June 29, 1987 between the                   (q)
        Company and Ovonic Battery


                                      -78-



10.8    Energy Conversion Devices, Inc. 1987 Stock Option and Incentive           (r)
        Plan

10.9    Agreement dated October 24, 1983 between the Company and                  (s)
        Asahi Chemical Industry Co. Ltd.

10.10   License Agreement and Supplemental  Understanding dated  February 10,     (t)
        1989  between  Varta  Batterie  AG and the  Company  and Ovonic  Battery
        Company

10.11   Charter of the Soviet-American Joint Venture, Sovlux, dated               (u)
        January 11, 1990

10.12   Agreement on the Establishment and Activity of the Soviet-                (v)
        American Joint Venture, Sovlux, dated January 11, 1990

10.13   License and Joint R&D Agreement entered into as of February 20, 1990      (w)
        by and between  Hitachi  Maxell,  Ltd.,  the Company and Ovonic  Battery
        Company, Inc.

10.14   Joint Venture Agreement dated as of June 27, 1990 by and                  (x)
        between Canon Inc. and the Company filed confidentially
        pursuant to Rule 24b-2

10.15   Exclusive License Agreement dated July 6, 1990 made by and                (y)
        between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2

10.16   Know-How  Cross-License  Agreement  dated  July 6,  1990 made by and      (z)
        between Canon Inc., the Company and United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

10.17   Option License Agreement dated July 6, 1990 made by and                   (aa)
        between the Company and Canon Inc. filed confidentially
        pursuant to Rule 24b-2

10.18   Option License Agreement dated July 6, 1990 made by and                   (bb)
        between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2

10.19   License  agreement by and between the Company,  Ovonic  Battery and       (cc)
        Gates Energy Products dated October 25, 1990

10.20   Amended Master Agreement made and entered into by and                     (dd)
        between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991

10.21   Memory  Patent  License  Agreement  made  and  entered  into by and       (ee)
        between the Company and Matsushita  Electric  Industrial Co., Ltd. dated
        January 24, 1991



10.22   Memory Patent License Agreement by and between the Company                (ff)
        and Asahi Chemical Industry Co., Ltd. dated April 26, 1991

10.23   License Agreement by and between the Company, Ovonic Battery              (gg)
        and Samsung Electronics Co., Ltd. dated June 10, 1991

10.24   License  Agreement  between the Company,  Ovonic  Battery and Sylva       (hh)
        Industries Limited dated June 14, 1991

10.25   License Agreement by and between the Company and Ovonic                   (ii)
        Battery and Harding Energy Systems, Inc. dated August 28, 1991

10.26   Agreement  Supplement  entered  into as of October  31, 1991 by and       (jj)
        between Hitachi Maxell, Ltd., the Company and Ovonic Battery

10.27   License Agreement made as of November 20, 1991 by and between the         (kk)
        Company, Ovonic Battery and Hyundai Motor Company

10.28   Agreement effective as of March 9, 1992 by and between the Company,       (ll)
        Ovonic Battery and Mitsubishi Materials Corporation

10.29   Memory Patent  License  Agreement  effective as of April 1, 1992 by       (mm)
        and between the Company and Plasmon Limited

10.30   Option License  Agreement  effective as of September 8, 1992 by and       (nn)
        between the Company, Ovonic Battery and Sylva Industries Limited

10.31   Master Equipment Lease Agreement dated as of September 28,                (oo)
        1992 between Financing for Science and Industry, Inc. and
        Ovonic Battery Company, Inc.

10.32   Memorandum Agreement dated as of April 22, 1993 between the Company       (pp)
        and Sanoh Industrial Co., Ltd. filed confidentially pursuant to Rule
        24b-2

10.33   Memory  Patent  License  Agreement  dated as of  February  3,  1993       (qq)
        between the Company and Toshiba Corporation

10.34   Master Equipment Lease Agreement dated as of March 31, 1993               (rr)
        between Ovonic Battery Company, Inc. and the Company

10.35   Joint  Business  Agreement  dated  as of May 20, 1993  among  the         (ss)
        Company, Ovonic Synthetic Materials Company and Sanoh Industrial
        Co., Ltd.

10.36   Investment Agreement dated as of July 9, 1993 among the                   (tt)
        Company, United Solar Systems Corp. and Canon, Inc.



10.37   Amendment to Exclusive  License Agreement dated as of July 22, 1993       (uu)
        between the Company and United Solar Systems Corp. filed  confidentially pursuant to Rule 24b-2

10.38   License Agreement dated as of July 22, 1993 between the  Company and      (vv)
        United Solar System Corp. filed confidentially pursuant to Rule 24b-2

10.39   Amendment to Option  License Agreement dated as of July 22,1993           (ww)
        between the Company and United Solar Systems Corp.

10.40   License  Agreement  between  the  Company  and a Japanese  Battery        (xx)
        Manufacturer filed confidentially pursuant to Rule 24b-2

10.41   Intercompany  Services  Agreement  dated as of  September  2,  1993       (yy)
        between the Company and Ovonic Battery Company, Inc.

10.42   Amended and Restated  License  Agreement and Assignment dated as of       (zz)
        September 2, 1993 between the Company and Ovonic Battery Company, Inc.

10.43   Intercompany  Agreement  Concerning  Battery  License  dated as of        (aaa)
        September 2, 1993 between the Company and Ovonic Battery Company, Inc.

10.44   Executive Employment Agreement dated as of September 2, 1993              (bbb)
        between the Company, Ovonic Battery Company, Inc. and
        Stanford R. Ovshinsky

10.45   Executive Employment Agreement dated as of September 2, 1993              (ccc)
        between the Company and Stanford R. Ovshinsky

10.46   Stock Option Agreement by and between Ovonic Battery Company, Inc.        (ddd)
        and Stanford R. Ovshinsky dated as of November 18, 1993

10.47   Stock Option Agreement by and between the Company and                     (eee)
        Stanford R. Ovshinsky dated as of November 18, 1993

10.48   Stock Option Agreement by and between the Company and Iris M.             (fff)
        Ovshinsky dated as of November 18, 1993

10.49   Stock Purchase Agreement by and between Sanoh Industrial Co.,             (ggg)
        Ltd., the Company and Ovonic Battery dated December 31, 1993

10.50   Stakeholder Agreement between Ovonic Battery Company, Inc.                (hhh)
        and General Motors Corporation for the organization of GM
        Ovonic L.L.C. dated June 14, 1994 filed confidentially pursuant to
        Rule 24b-2



10.51   Letter Agreement dated June 20, 1994 between Sanoh Industrial             (iii)
        Co., Ltd. and the Company

10.52   Amendment AOO2 to United States Department of Energy                      (jjj)
        Cooperative Agreement No. DE-FC36-93CH10571, Rooftop PV
        System, dated July 5, 1994

10.53   Subcontract No. ZAN-4-13318-11 under Prime Contract No. DE-               (kkk)
        AC36-83CH10093 between Midwest Research Institute/National
        Renewable Energy Laboratory Division and the Company dated
        July 19, 1994

10.54   Consumer  Battery License  Agreement  effective as of December 15,        (lll)
        1994 by and between the Company, Ovonic Battery Company, Inc. and Sanyo
        Electric Co., Ltd., filed confidentially pursuant to Rule 24b-2

10.55   Consumer  Battery License  Agreement  effective as of December 20,        (mmm)
        1994 by and  between the  Company,  Ovonic  Battery  Company, Inc. and
        Toshiba Battery Co., Ltd., filed confidentially pursuant to Rule 24b-2

10.56   Second Amendment to Sylva/ECD/OBC License Agreement effective as of       (nnn)
        effective as of January 1, 1995 by and between the Company, Ovonic
        Battery Company, Inc. and Sylva  Industries,  Ltd.,  portions  of which have been filed confidentially pursuant to Rule 24b-2

10.57   Consumer battery agreement effective as of January 10, 1995 by and        (ooo)
        between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.58   Battery  License  Agreement  dated March 28,  1995 by and  between        (ppp)
        Ovonic Battery Company,  Inc. and Walsin Technology  Corp.,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.59   Amendment to License and Joint R&D Agreement effective as of March        (qqq)
        31, 1995 by and between  Hitachi  Maxell,  Ltd.,  the Company and Ovonic
        Battery Company,  Inc., portions of which have been filed confidentially pursuant to Rule 24b-2

10.60   Energy Conversion Devices, Inc. 1995 Non-Qualified Stock                  (rrr)
        Option Plan

10.61   Memory Patent License Agreement by and between Toray                      (sss)
        Industries, Inc. and the Company effective as of April 1, 1995


10.62   Amendment  Agreement  by and  between  Varta  Batterie  A.G.,  the        (ttt)
        Company and Ovonic  Battery  effective  as of June 8, 1995,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.63   Amendment to License  Agreement  by and between  Samsung Display          (uuu)
        Devices Co., Ltd.,  the Company and Ovonic Battery  effective as of June
        23, 1995, portions of which have been filed  confidentially  pursuant to
        Rule 24b-2

10.64   Amendment Agreement by and between Eveready Battery Company, Inc.,        (vvv)
        the Company and Ovonic Battery  effective as of June 23, 1995,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.65   License  Agreement  effective  as of  September  30,  1995 by and         (www)
        between Ovonic Battery  Company,  Inc. and Sanoh  Industrial  Co., Ltd.,
        portions of which have been filed confidentially pursuant to Rule 24b-2

10.66   Technology Transfer Agreement effective as of July 1, 1995 by             (xxx)
        and between Ovonic Battery Company, Inc. and Sanoh Industrial
        Co., Ltd.

10.67   Consumer Battery  Agreement  effective as of September 29, 1995  by       (yyy)
        and between Ovonic Battery Company, Inc. and Furukawa Battery Co., Ltd.,
        portions of which have been filed confidentially pursuant to Rule 24b-2

10.68   Battery License Agreement by and between Ovonic Battery                   (zzz)
        Company, Inc. and Asia Pacific Investment Co. dated January 4,
        1996, filed confidentially pursuant to Rule 24b-2

10.69   Amendment No. 2 to Development Agreement between United                   (aaaa)
        States Advanced Battery Consortium, the Company and Ovonic
        Battery Company, Inc. effective March 8, 1996, portions of which have been filed confidentially pursuant to Rule 24b-2

10.70   Stock Purchase Agreement executed May 14, 1996, by and                    (bbbb)
        among Honda Motor Co., Ltd., the Company and Ovonic Battery
        Company, Inc.

10.71   Settlement Agreement effective as of March 28, 1996, by and among         (cccc)
        the Company,  Ovonic Battery Company,  Inc., Saft America, Inc. ("Saft")
        and certain entities  affiliated with Saft,  portions of which have been filed confidentially pursuant to Rule 24b-2

11.1    Computation of Earnings Per Share Attributable to Common Stock            110



22.1    List of all direct and indirect subsidiaries of the Company               111

23.1    Consent of Independent Auditors                                           112

27.1    Financial Data Schedule                                                   113

28.1    Decision and Order dated May 25, 1993                                     (dddd)

28.2    Order dated August 18, 1993                                               (eeee)



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

(f) Filed as Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(g) Filed as Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(h)         Filed as Exhibit 3.10 to the  Company's  Annual  Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(i) Filed as Exhibit 3.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(j) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(k) Filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1984 and incorporated herein by reference.

(l) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1985 and incorporated herein by reference.

(m) Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal June 30, 1986 and incorporated herein by reference.

(n) Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 13, 1986 and incorporated herein by reference.

(o) Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated herein by reference.

(p) Filed as Exhibit 10.7 to the Company's Form 8 Amendment No. 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 and incorporated herein by reference.

(q)         Filed as Exhibit 10.60 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(r) Filed as Exhibit 10.110 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(s) Filed as Exhibit 10.112 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(t)         Filed as Exhibit 10.71 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1989,   as  amended,   and
            incorporated herein by reference.

(u)         Filed as Exhibit 10.82 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(v)         Filed as Exhibit 10.83 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(w)         Filed as Exhibit 10.92 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(x)         Filed as Exhibit 10.94 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(y)         Filed as Exhibit 10.96 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(z)         Filed as Exhibit 10.97 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(aa)        Filed as Exhibit 10.98 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(bb)        Filed as Exhibit 10.99 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(cc) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated October 25, 1990 and incorporated herein by reference.

(dd) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(ee) Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(ff) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(gg)        Filed as Exhibit 10.114 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(hh)        Filed as Exhibit 10.115 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(ii)        Filed as Exhibit 10.116 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(jj)        Filed as Exhibit 10.71 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1992,   as  amended,   and
            incorporated herein by reference.

(kk) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 , as amended, and incorporated herein by reference.

(ll) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 1992, as amended, and incorporated herein by reference.

(mm)        Filed as Exhibit 10.75 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1992,   as  amended,   and
            incorporated herein by reference.

(nn)        Filed as Exhibit 10.81 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1992,   as  amended,   and
            incorporated herein by reference.

(oo) Filed as Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(pp) Filed as Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(qq) Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(rr) Filed as Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ss) Filed as Exhibit 10.89 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(tt) Filed as Exhibit 10.90 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(uu) Filed as Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(vv) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ww) Filed as Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(xx) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(yy) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(zz) Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(aaa) Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(bbb) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ccc) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ddd) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(eee) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(fff) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(ggg) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(hhh) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(iii) Filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(jjj) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(kkk) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(lll) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(mmm) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(nnn) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ooo) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ppp) Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(qqq) Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(rrr) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(sss) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(ttt) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(uuu) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(vvv) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(www) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(xxx) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(yyy) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(zzz) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

(aaaa) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(bbbb) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(cccc) Filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(dddd) Filed as Exhibit 28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(eeee) Filed as Exhibit 28.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ENERGY CONVERSION DEVICES, INC.



                         By:   /s/ Stanford R. Ovshinsky
                               ------------------------------------
                               Stanford R. Ovshinsky,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Dated:  September 29, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





/s/ Stanford R. Ovshinsky      President, Chief Executive     September 29, 1997
-------------------------                                     ------------------
Stanford R. Ovshinsky          Officer and Director
                               (Principal Executive Officer)


/s/ Kenneth A. Pullis          Controller (Principal          September 29, 1997
-------------------------      Acccounting Officer)           ------------------
Kenneth A. Pullis


/s/ Stephan W. Zumsteg         Treasurer                      September 29, 1997
-------------------------                                     ------------------
Stephan W. Zumsteg

/s/ Nancy M. Bacon             Director                       September 29, 1997
-------------------------                                     ------------------
Nancy M. Bacon


/s/ Umberto Colombo            Director                       September 29, 1997
-------------------------                                     ------------------
Umberto Colombo


/s/ Jack T. Conway             Director                       September 29, 1997
-------------------------                                     ------------------
Jack T. Conway


/s/ Hellmut Fritzsche          Director                       September 29, 1997
-------------------------                                     ------------------
Hellmut Fritzsche


                               Director
-------------------------                                     ------------------
Joichi Ito


/s/ Seymour Liebman            Director                       September 29, 1997
-------------------------                                     ------------------
Seymour Liebman


/s/ Walter J. McCarthy, Jr.    Director                       September 29, 1997
---------------------------                                   ------------------
Walter J. McCarthy, Jr.


/s/ Florence I. Metz           Director                       September 29, 1997
-------------------------                                     ------------------
Florence I. Metz

/s/ Iris M. Ovshinsky          Director                       September 29, 1997
-------------------------                                     ------------------
Iris M. Ovshinsky


/s/ Haru Reischauer            Director                       September 29, 1997
-------------------------                                     ------------------
Haru Reischauer


/s/ Nathan J. Robfogel         Director                       September 29, 1997
-------------------------                                     ------------------
Nathan J. Robfogel


/s/ Robert C. Stempel          Director                       September 29, 1997
-------------------------                                     ------------------
Robert C. Stempel


/s/ Stanley K. Stynes          Director                       September 29, 1997
-------------------------                                     ------------------
Stanley K. Stynes

                                     EXHIBIT INDEX


Exhibit No.                               Description
-----------                               -----------

3.10                           Bylaws in effect as of July 17, 1997

11.1                           Computations of Earnings (Losses) per share

22.1 List of all direct and indirect subsidiaries of the Company

23.1                           Consent of Independent Auditors

27.1                           Financial Data Schedule