Form 10-Q
period 1997-09-30
ENERGY CONVERSION DEVICES INC
filed 1997-11-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended                 SEPTEMBER 30, 1997
                    -----------------------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

                    Commission file number     1-8403

                         ENERGY CONVERSION DEVICES, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                       38-1749884
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                   48084
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (248) 280-1900
                                                  ----------------------------


(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of October 31, 1997, there were 219,913 shares of Class A Common Stock and 10,610,663 shares of Common Stock outstanding.

                              Page 1 of 20 pages

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                Three Months Ended September 30,
                                                     1997            1996
                                                -------------------------------
REVENUES
    Product sales                               $  2,574,497   $   4,474,450
    Royalties                                        338,000         401,338
    Revenues from research and development
       agreements                                  2,848,570         755,438
    Revenues from license agreements                 ---           1,326,645
    Other                                            699,378         219,990
                                              -------------- ---------------

       TOTAL REVENUES                              6,460,445       7,177,861

EXPENSES
    Cost of product sales                          2,577,267       4,990,729
    Cost of revenues from research and development
       agreements                                  2,768,836         586,287
    Product development and research               3,345,929       3,582,942
    Patent defense                                    71,395         439,746
    Patents                                          216,574         119,508
    Operating, general and administrative          1,952,998       1,631,044
                                               -------------  --------------

       TOTAL EXPENSES                             10,932,999      11,350,256
                                                ------------   -------------

            LOSS FROM OPERATIONS                  (4,472,554)     (4,172,395)

OTHER INCOME (EXPENSE):
    Interest expense                                 (44,996)       (106,540)
    Interest income                                  189,696         322,723
    Other nonoperating income - net                   30,788          58,179
                                             --------------- ---------------

       TOTAL OTHER INCOME                            175,488         274,362
                                              --------------  --------------

    NET LOSS                                    $ (4,297,066)   $ (3,898,033)
                                                ============    ============

    NET LOSS PER COMMON SHARE AND
       COMMON EQUIVALENT SHARE                $         (.40)   $       (.36)
                                              ==============    ============

    NET LOSS PER COMMON SHARE
       ASSUMING FULL DILUTION                 $         (.40)   $       (.36)
                                              ==============    ============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30,    June 30,
                                                         1997            1997
                                                      -------------   ---------
                                                       (Unaudited)    (Audited)
CURRENT ASSETS
     Cash, including cash equivalents of
       $7,425,000 as of September 30, 1997 and
       $14,265,000 as of June 30, 1997                $ 7,430,489  $ 14,270,145
     Investments (including restricted investments
       of $290,000 at September 30, 1997 and
       June 30, 1997)                                   1,807,359     1,059,933
     Accounts receivable (net of allowance for
       uncollectible accounts of approximately
       $140,000 at September 30, 1997 and
       June 30, 1997)                                  11,241,347    10,800,813
     Amounts due from related parties                   2,995,631     1,809,414
     Inventories                                        1,581,118     1,626,065
     Prepaid expenses and other current assets            498,688       404,204
                                                     ------------  ------------

          TOTAL CURRENT ASSETS                         25,554,632    29,970,574

PROPERTY, PLANT AND EQUIPMENT
     Land and land improvements                           312,588       312,588
     Buildings and improvements                         3,787,527     3,785,827
     Machinery and other equipment (including
       construction in progress of approximately
       $1,765,000 at September 30, 1997 and
       $1,647,000 at June 30, 1997)                    19,676,907    19,517,585
     Capitalized lease equipment                        5,689,706     5,699,048
                                                     ------------  ------------
                                                       29,466,728    29,315,048

     Less accumulated depreciation and amortization   (22,956,687)  (22,346,615)

       TOTAL PROPERTY, PLANT AND EQUIPMENT              6,510,041     6,968,433

JOINT VENTURES
     United Solar Systems                                --            --
     GM Ovonic                                           --            --

OTHER ASSETS                                              788,028       790,090
                                                     ------------  ------------

       TOTAL ASSETS                                  $ 32,852,701  $ 37,729,097
                                                     ============  ============

See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,     June 30,
                                                       1997            1997
                                                   -------------     --------
                                                   (Unaudited)      (Audited)
CURRENT LIABILITIES
     Accounts payable and accrued expenses        $   3,238,134  $   3,669,167
     Salaries, wages and amounts withheld
       from employees                                 1,567,890      1,144,446
     Deferred revenues under business agreements        421,270        671,531
     Current installments on capitalized lease
       obligations                                    1,048,380      1,324,322
                                                  -------------  -------------
       TOTAL CURRENT LIABILITIES                      6,275,674      6,809,466

CAPITALIZED LEASE OBLIGATIONS                           511,716        585,795

DEFERRED GAIN                                           108,019        223,691

NON-REFUNDABLE ADVANCE ROYALTIES                      3,674,486      3,691,486
                                                  -------------  -------------

       TOTAL LIABILITIES                             10,569,895     11,310,438

STOCKHOLDERS' EQUITY
     Capital Stock
       Class A Convertible Common Stock, par
       value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares           2,199          2,199
       Common Stock, par value $0.01 per share:
          Authorized - 15,000,000 shares
          Issued & outstanding - 10,609,663 shares
          at September 30, 1997 and 10,603,251
          shares at June 30, 1997                       106,097        106,033
     Additional paid-in capital                     202,165,748    202,004,599
     Accumulated deficit                           (179,382,430)  (175,085,364)
     Treasury stock at cost - 42,000 shares            (608,808)      (608,808)
                                                  -------------  -------------

       TOTAL STOCKHOLDERS' EQUITY                    22,282,806     26,418,659
                                                  -------------  -------------

          TOTAL LIABILITIES & STOCKHOLDERS'
               EQUITY                             $  32,852,701  $  37,729,097
                                                  =============  =============

See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                           1997         1996
                                                          -------------------
OPERATING ACTIVITIES:
     Net loss                                        $ (4,297,066) $ (3,898,033)
     Adjustments to reconcile net (loss) to net
       cash used in operating activities:
         Depreciation and amortization                    505,899       432,999
         Creditable royalties                             (17,000)      (69,844)
         Employee stock options                           113,250       113,250
         Stock issued for services rendered                  --          52,562
         Amortization of deferred gain                    (11,499)      (11,499)
     Changes in working capital:
         Accounts receivable and amounts due from
           related parties                             (1,626,751)    1,522,148
         Inventories                                       44,947      (426,914)
         Prepaid expenses and other current assets        (92,422)     (251,176)
         Accounts payable and accrued expenses             (7,589)      292,772
         Deferred revenues under business agreements     (250,261)     (375,644)
                                                      ------------  ------------

       NET CASH USED IN OPERATIONS                     (5,638,492)   (2,619,379)

INVESTING ACTIVITIES:
     Purchases of capital equipment (net)                (151,680)     (899,387)
     Purchase of investments                           (2,692,653)        --
     Sales of investments                               1,945,227    10,327,352
                                                      -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (899,106)    9,427,965

FINANCING ACTIVITIES:
     Purchase of treasury stock                             --         (417,000)
     Principal payments under current debt and
       capitalized lease obligations                     (350,021)     (400,300)
     Proceeds from exercise of stock options
       and warrants                                        47,963        41,037
                                                     ------------  ------------

NET CASH USED IN FINANCING ACTIVITIES                    (302,058)     (776,263)
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                       (6,839,656)    6,032,323
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       14,270,145    23,773,742
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  7,430,489   $29,806,065
                                                     ============   ===========

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                            1997        1996
                                                          ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Cash paid for interest                              $ 44,996    $ 95,238

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1997

NOTE A - Basis of Presentation

      Information for the three months ended September 30, 1997 ("fiscal 1998") and 1996 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1997 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

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

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon") and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. In addition, ECD has a 50%-owned joint venture ("Sovlux") in Russia (which had no significant activity in the quarter ended September 30, 1997 due to current economic conditions in Russia) and has agreed to form a new 45%-owned joint venture in Europe with Sanoh Industrial Co. Ltd. ("Sanoh").

      The Company's investments in its joint ventures are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the three months ended September 30, 1996 have been reclassified to be consistent with the classification of items in the three months ended September 30, 1997.

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

United Solar

      In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. The agreement provided that United Solar would be owned 49.98% by ECD, 49.98% by Canon, with the balance held by Mrs. Haru Reischauer, a member of the Board of Directors of ECD. ECD's principal contribution to United Solar was a license in the field of photovoltaics. In return for its contributions, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested over $55,000,000.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

                     UNITED SOLAR STATEMENTS OF OPERATIONS

                                    Three Months Ended       Three Months Ended
                                    September 30, 1997       September 30, 1996
                                    ------------------       ------------------
                                        (Unaudited)              (Unaudited)

      Revenues*                        $  2,704,216            $  1,074,959

      Operating Expenses
         Cost of product sales            4,312,307               1,518,346
         Research and development           626,443                 666,563
         General and administrative         181,156                 478,919
         Sales and marketing                389,775                 349,449
                                       ------------            ------------
            Total                         5,509,681               3,013,277
                                       ------------            ------------

      Net Loss                         $ (2,805,465)           $ (1,938,318)
                                       ============            ============

      *  Includes product sales and revenues earned under research contracts.

                          UNITED SOLAR BALANCE SHEETS

                                                    September 30,    June 30,
                                                        1997           1997
                                                    ------------    -----------
                                                     (Unaudited)    (Unaudited)
      Current Assets:
         Cash and cash equivalents                 $     431,776   $  2,342,628
         Accounts receivable - trade                   1,504,199        738,378
         Accounts receivable - National Renewable
            Energy Laboratory ("NREL")                   359,687        242,938
         Accounts receivable - stockholders            3,618,953      4,633,757
         Inventory                                     3,362,777      4,015,379
         Other current assets                            329,399        322,232
                                                   -------------   ------------
            Total Current Assets                       9,606,791     12,295,312
      Property, plant and equipment (net)             13,423,169     13,676,080
      Other assets                                       214,873        225,913
                                                   -------------   ------------
            Total Assets                           $  23,244,833   $ 26,197,305
                                                   =============   ============

      Current Liabilities:
         Short-term bank debt                      $   9,850,000   $ 10,000,000
         Accounts payable - trade and stockholders     2,955,759      3,001,352
         Accrued expenses and other                      425,330        376,743
                                                   -------------   ------------
            Total Current Liabilities                 13,231,089     13,378,095
                                                   -------------   ------------
            Total Stockholders' Equity                10,013,744     12,819,210
                                                   -------------   ------------
              Total Liabilities and Stockholders'
                 Equity                            $  23,244,833   $ 26,197,305
                                                   =============   ============

GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution by General Motors consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

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

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:

                                                   September 30,    June 30,
                                                       1997           1997
                                                   ------------    ----------
      U.S. Government:
         Amounts billed                            $   789,102    $   572,193
         Unbilled                                      640,632        797,558
                                                   -----------    -----------
            Total                                    1,429,734      1,369,751
                                                   -----------    -----------

      Commercial Customers:
         Amounts billed                              3,016,503      1,701,006
         Related party billed
            - United Solar                             106,327         19,840
            - GM Ovonic                              1,517,735      1,072,546
         Due per contracts                           6,744,264      7,480,792
         Related party unbilled
            - GM Ovonic                              1,371,569        717,028
         Other unbilled                                 89,522        281,580
                                                   -----------    -----------
            Total                                   12,845,920     11,272,792
                                                   -----------    -----------

      Other                                            101,324        107,684
      Allowance for Uncollectible Accounts            (140,000)      (140,000)
                                                   -----------    -----------

               TOTAL                               $14,236,978    $12,610,227
                                                   ===========    ===========


      Amounts due per contracts, related party unbilled and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, which are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at September 30, 1997 and June 30, 1997. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

Inventories

      Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery) are as follows:

                                   September 30, 1997    June 30, 1997

         Finished products            $   60,852         $   --
         Work in process                 957,863          1,010,989
         Raw materials                   562,403            615,076
                                      ----------         ----------
                                      $1,581,118         $1,626,065
                                      ==========         ==========

Product Sales

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine- building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, cost of sales exceeds product sales due to significant changes in products and manufacturing methods.

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

      For both ECD and Ovonic Battery royalties, there are royalty trust or contingent fee arrangements whereby ECD is obligated to pay a trust 25% of optical memory royalties received and a law firm 25% of Ovonic Battery royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

Business Agreements

      A substantial portion of revenue is derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. Such agreements are of two types.

      The first type of business agreement relates to licensing the Company's proprietary technologies. Licensing activities are tailored to provide each licensee with the right to use the Company's technologies, most of which are patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technologies which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly- defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technologies and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to Research and Development ("R&D") Agreements; in other cases, they relate to product development and commercialization efforts of the licensee, and other agreements combine the efforts of the Company with those of the licensee.

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion-of-the-earnings process. Typically, such fees are non-refundable, do not obligate the Company to incur any future costs or require future performance by the Company, and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties. There are no current or future direct costs associated with license fees.

      In the second type of agreement, R&D Agreements, the Company conducts specified research and development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from R&D Agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from R&D Agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for R&D Agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to R&D Agreements are recorded as cost of revenues from R&D Agreements.

Overhead Allocations

      The Company allocates overhead to product development and research expenses and to cost of revenues from R&D Agreements based on a percentage of direct labor costs. For cost of revenues from R&D Agreements this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

Other Operating Revenues

      Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory.

Other Nonoperating Income

      Other nonoperating income-net consists of rental income and gains and losses on the sale of fixed assets.

NOTE B - Product Sales, Royalties, Revenues from R&D Agreements and License and Other Agreements

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                                       Three Months Ended
                                                          September 30,
                                                       1997           1996
                                                     ------------------------
Product Sales:
   Negative and positive electrodes                 $2,316,828     $2,481,886
   Battery packs                                       164,374        925,771
   Machine building                                     93,295      1,066,793
                                                    ----------     ----------
                                                    $2,574,497     $4,474,450
                                                    ==========     ==========

Royalties:
   Battery Technology                               $  300,000     $  303,338
   Optical Memory                                       38,000         98,000
                                                    ----------     ----------
                                                    $  338,000     $  401,338
                                                    ==========     ==========

 Revenues from research and development agreements:
   Photovoltaics                                    $   75,248     $  280,433
   Battery Technology                                2,096,789        137,139
   Microelectronics                                    241,705        234,458
   Hydrogen                                            184,877        100,666
   Other                                               249,951          2,742
                                                    ----------     ----------
                                                    $2,848,570     $  755,438
                                                    ==========     ==========

Revenues from license agreements:
   Battery                                          $  --          $1,246,000
   Microelectronics                                    --              80,645
                                                    ----------     ----------
                                                    $  --          $1,326,645
                                                    ==========     ==========

NOTE C - Non-Refundable Advance Royalties

      At September 30 and June 30, 1997, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:
                                                   September 30,   June 30,
                                                       1997          1997
                                                   -------------   ----------

        Battery                                     $1,647,592     $1,647,592
        Optical Memory                               2,026,894      2,043,894
                                                    ----------     ----------
                                                    $3,674,486     $3,691,486
                                                    ==========     ==========
NOTE D - Net Loss Per Share

      The Company uses the treasury stock method to calculate primary and fully-diluted earnings per share. Common stock equivalents consist of stock options and warrants. Weighted average number of shares outstanding and primary earnings per share for the three months ended September 30, 1997 and 1996 are computed as follows:

                                                         1997          1996
                                                      ----------    ----------

   Weighted average number of shares outstanding      10,785,775    10,698,496
   Pro forma weighted average shares for common
      stock equivalents                                   --            --
                                                     -----------   -----------

      AVERAGE NUMBER OF SHARES
         OUTSTANDING AND EQUIVALENTS                  10,785,775    10,698,496
                                                     ===========   ===========

   Net loss as reported                              $(4,297,066)  $(3,898,033)
                                                     ===========   ===========

      NET LOSS PER SHARE                             $      (.40)  $      (.36)
                                                     ===========   ===========

      Primary and fully-diluted net loss per share are the same for each of these periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      The Company had a net loss for the three months ended September 30, 1997 of approximately $4,297,000 compared to a net loss of approximately $3,898,000 for the three months ended September 30, 1996. The increased loss primarily results from a $1,246,000 one time license fee from Canon in the prior year quarter, partially offset by a narrowing of losses on product sales in the current quarter. License fees are non-recurring and based upon developing new business relationships.

      The loss in the quarter ended September 30, 1997 resulted from the continued investment of funds for the development of the Company's products and the associated operating, general and administrative expenses, as well as business development expenses.

      Product sales, consisting of battery electrodes, battery packs and machine building, decreased 42% in the quarter ended September 30, 1997 compared to the same quarter in the previous year, principally due to the completion of manufacturing equipment purchased by United Solar, reduced level of machine-building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. (See Note B - Product Sales, Royalties, Revenues from R&D Agreements and License and Other Agreements.)

      Royalties decreased 16% from $401,000 in the three months ended September 30, 1996 to $338,000 in the three months ended September 30, 1997 because of reduced levels of royalties from ECD's optical memory technology in fiscal 1998, due partially to lower selling prices and unfavorable exchange rates.

      The increase in revenues from R&D agreements to $2,849,000 in the three months ended September 30, 1997 from $755,000 in the three months ended September 30, 1996 was due to substantially increased revenues from a new multi-year, multi-task program with General Motors to develop batteries for electric and hybrid battery applications ($1,035,000 in the quarter ended September 30, 1997) and from the United States Advanced Battery Consortium ($730,000 in the quarter ended September 30, 1997).

      Revenues from license agreements were $1,327,000 in the three months ended September 30, 1996 while there were no revenues from license agreements in the three months ended September 30, 1997. In the three months ended September 30, 1996, the Company entered into a royalty-bearing battery license agreement with Canon granting Canon nonexclusive rights to manufacture and market Ovonic NiMH batteries for certain applications. The Company is actively engaged in implementing its strategy to form strategic alliances to further commercialize its products. While revenues from license agreements are non-recurring, the Company is negotiating with a number of companies which are expected to provide additional license fees to the Company in the future.

      The increase in other revenues was due to increased billings in the quarter ended September 30, 1997 for miscellaneous work performed for Ovonic Battery licensees.

      The decrease in cost of product sales from $4,991,000 in the three months ended September 30, 1996 to $2,577,000 in the three months ended September 30, 1997 was principally due to the completion of manufacturing equipment purchased by United Solar, reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production.

      The increase in cost of revenues from R&D agreements and the decrease in product development and research expense in the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was principally due to ongoing electric vehicle battery and other research and development, with increased revenues from funded research and development programs.

      The increase in patent expenses from $120,000 in the three months ended September 30, 1996 to $217,000 in the three months ended September 30, 1997 was primarily due to higher patent and maintenance costs in the three months ended September 30, 1997. Patent defense expenses for the three months ended September 30, 1997 were incurred in connection with the defense and prosecution of litigation involving Matsushita Battery Industrial Co., Ltd. with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries.

      The increase in operating, general and administrative expenses from $1,631,000 in the three months ended September 30, 1996 to $1,953,000 in the three months ended September 30, 1997 was primarily related to increased salaries and depreciation to support Ovonic Battery operations.

      The change from other income of $274,000 in the three months ended September 30, 1996 compared to other income of $175,000 in the three months ended September 30, 1997 was due principally to decreased interest income in the three months ended September 30, 1997.

                        Liquidity and Capital Resources

      As of September 30, 1997, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $9,238,000, a decrease of $6,092,000 from June 30, 1997. In addition, the Company had accounts receivable at September 30, 1997 of $14,237,000 compared to $12,610,000 at June 30, 1997. As of September 30, 1997,
the Company had consolidated working capital of $19,279,000, compared with a consolidated working capital of $23,161,000 as of June 30, 1997.

      The Company continues its strategies to commercialize its products through strategic alliances by forming joint ventures or license agreements with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes.

      During the three months ended September 30, 1997, $5,638,000 of cash was used in operations. The difference between the net loss of $4,297,000 and the net cash used in operations was principally due to an increase in accounts receivable, partially offset by depreciation expense. In addition, during this period $152,000 of machinery and equipment were purchased or constructed for the Company's operations.

      During the next 12 months, Ovonic Battery is considering the purchase of up to $1,900,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

      The Company expects significant revenues and cash flows related to R&D agreements, many of which already exist, that are entered into by the Company with U.S. government agencies, including the contracts outlined below, and with industry partners to develop the Company's products and production technology. Contracts with industry partners include a multi-year, multi-task program with General Motors to develop batteries for electric and hybrid battery applications. This program, which is of significant value to the Company and builds upon the Company's earlier investments to develop a family of batteries, is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Generally, the agreed-upon fees for these R&D agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      Recently, the Company was awarded the following contracts:

      a. A three-year contract awarded to Ovonic Battery by the National Institute of Standards and Technology ("NIST") under the Advanced Technology Program ("ATP") to develop the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The total cost of this 36-month cost-share program is $18,900,000, of which Ovonic Battery and its team members, including Manufacturing Sciences Corporation, Oak Ridge National Laboratory, Colorado School of Mines and Iowa State University, will receive $8,200,000 in federal funds. The balance is to be provided by the recipients with in-kind contributions. Ovonic Battery will receive approximately $5,000,000 in cash during the course of this program.

      b. A two-year contract to support development of a new, low-cost manufacturing system for DVD (digital versatile disks), a high-storage-capacity optical memory product that is based on ECD's proprietary Ovonic phase-change technology. The new disks will be fully compatible with current DVD standards. Manufacturing throughput for the new disks is expected to be greater than conventionally-manufactured disks and at a considerably lower cost.

          The contract was awarded by the U.S. Commerce Department through NIST's ATP. The new manufacturing system will be used to produce both prerecorded DVD-ROM media and phase-change rewritable DVD-RAM media. ECD originated phase change technology, which is the standard selected for use by the DVD Forum--a group of leading DVD product manufacturers--for rewritable DVD-RAM media. The total cost of this 24-month cost-share program is $5,900,000, of which ECD will receive approximately $2,000,000 in cash.

      c. A four-year contract awarded by NIST for the further development of the aforementioned optical memory (phase-change) products. The total cost of this 48-month program is $5,800,000, of which ECD will receive $2,700,000 in cash.

      d. A two-year contract awarded by Department of Energy via the State of Florida to ECD for work on photovoltaics. This program will concentrate on the development of manufacturing of photovoltaic metal roofs. The total cost of this 24-month contract is $3,800,000, of which ECD will receive $1,900,000 in cash.

      The Company is actively pursuing its strategy to form strategic alliances to further commercialize its products. It is in negotiations with a number of companies which could provide additional license fees and other revenues to the Company in the current year.

      The Company recently has been issued a basic patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. The issuance of this patent is expected to result in the payment of additional retrospective royalties, as well as higher running royalties in the future.

      The Company is also actively negotiating additional machine-building contracts that could provide revenues in the coming year and beyond. Machine building is cyclical but a growing part of the Company's business.

      The Company has entered into a leasing arrangement with a third-party leasing company for the financing of certain equipment used by the Company. As of September 30, 1997, the Company has remaining lease payments totaling $1,530,000. The Company has agreed to purchase certain leased equipment upon the expiration of the applicable leases for 10% of the lessor's acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value. If the Company exercises the option to purchase all of the equipment for leases expiring during the next 12 months, the capital requirement ranges from $268,000 to $537,000.

      While certain programs have a limited term, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

      Management believes that funds generated from operations and existing cash and investment balances will be adequate to support and finance planned growth, capital expenditures and company-sponsored research and development programs over the coming year. Additional sources of cash are, however, required to sustain the Company for the long term and to build the business in the future.

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


                         Energy Conversion Devices, Inc.
                                  (Registrant)



                        By:       /s/ Stephan W. Zumsteg
                                  Stephan W. Zumsteg
Date: November 14, 1997               Treasurer



                        By:       /s/ Stanford R. Ovshinsky
                                  Stanford R. Ovshinsky
                                  President and
Date: November 14, 1997               Chief Executive Officer