Form 10-K/A
period 1997-06-30
ENERGY CONVERSION DEVICES INC
filed 1998-02-02
CIK 32878

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

      The Company believes that worldwide patent protection is important for it to compete effectively in the marketplace. Certain of the Company's patents have been the subject of legal actions, two of which have been resolved favorably to the Company prior to trial. See "Item 3: Legal Proceedings" on page 22 of this Report. Because the validity of the Company's patents has not to date been confirmed through legal proceedings, no assurance can be given as to either the validity or scope of the Company's patent protection.

                     CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 48 of this Report.

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

      Royalties increased from $1,321,000 in the year ended June 30, 1996 to $1,395,000 in the year ended June 30, 1997, primarily due to increases in royalties from battery technology, partially offset by decreases in royalties from phase-change rewritable optical memory products, as prices of the products decreased. (See Note B - Notes to Consolidated Financial Statements). Royalties from licensees based in Japan were also negatively impacted by the weakness in the Japanese yen. The Company has audit rights to verify the amounts of royalties being reported and paid by its licensees. The Company plans to enforce these audit rights. The amount of additional royalty payments, if any, that will result from these audits is undeterminable.

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

      The Company has $9,945,000 in unrecognized revenues outstanding under R&D agreements with U.S. government or other agencies or companies. Based on these R&D Agreements, and on scheduled funding and performance, without giving effect to any new R&D agreements which may be entered into in the year ended June 30, 1998, $8,398,000 is expected to be recorded in Revenues from R&D Agreements for the year ending June 30, 1998.

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

      The increase in the cost of product sales from $15,504,000 in the year ended June 30, 1996 to $16,964,000 in the year ended June 30, 1997 was principally due to $945,000 in inventory adjustments for Ovonic Battery, principally related to obsolescence and changed customer specifications, higher costs related to start-up and expansion of negative electrode production equipment and initiation of positive electrode production in 1997. To address the Company's recent history of negative margins, the Company is: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize downtime and increase capability; and improving the preventive maintenance program to reduce unplanned downtime.

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

      The Company expects increased revenues related to R&D Agreements that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. The Company also has a multi-year, multi-task program with General Motors, which is currently funded on a monthly basis, that is expected to be of significant value to the Company and is intended to provide next and future generation NiMH batteries that will be manufactured by GM Ovonic. Generally, the agreed-upon fees for these R&D Agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      The Company is actively pursuing its strategy to form strategic alliances to commercialize its products. While the Company is in negotiations with a number of companies which could provide additional revenue under license agreements for the Company in the coming year, it is unable to predict the amount of such revenue for the year ending June 30, 1998.

      The Company has recently been issued a patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. The issuance of this patent is expected to result in the payment of additional royalties in the future. Other than the foregoing, the Company is not aware of other events or circumstances that would allow it to forecast royalty revenues significantly higher or lower for the year ending June 30, 1998 than those royalty revenues for the year ended June 30, 1997.

      The Company is also actively negotiating additional machine-building contracts that could provide revenues in the coming year and beyond. Machine-building is cyclical but a growing part of the Company's business. As of June 30, 1997, the Company had a backlog of machine contracts of $149,000, all of which was scheduled for completion in the coming fiscal year. Revenues for machine building were $1,732,000 in the year ended June 30, 1997.

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

      Based upon the above information, the amount of cash to be received under existing R&D Agreements in the year ending June 30, 1998 is anticipated to be approximately $8,300,000 compared to $5,464,000 received from R&D Agreements in the year ended June 30, 1997. The amount of cash for royalties to be received in the year ending June 30, 1998 is expected to be, based on historical trends, approximately $1,500,000 compared to $1,145,000 received in the year ended June 30, 1997.

      Since license fees are sporadic and difficult to predict, the Company is unable to predict the amount of cash to be received from license fees in the year ending June 30, 1998.

      Management believes that funds generated from operations and existing cash and investment balances will be adequate to support and finance planned growth, capital expenditures and company-sponsored research and development programs over the coming year. It is the Company's intent to use its cash and investments to fund its operations. Additional sources of cash are, however, required to sustain the Company for the long-term and to build the business in the future.

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
                                                =============   =============

     Amounts due per contracts, related party unbilled and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, which amounts are billed in subsequent months.
                               -42-

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

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE G - Warrants and Options to Purchase Stock - (Continued)

      A summary of the transactions during the years ended June 30, 1997, 1996 and 1995 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:


                                 1997                   1996                   1995
                         -------------------    -------------------    -------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                    Exercise               Exercise               Exercise
                         Shares     Price       Shares     Price       Shares     Price
                         -------------------    -------------------    -------------------
Outstanding July 1       2,129,856  $12.24      2,422,646  $10.42      1,043,311  $ 6.68
Granted                    291,030   14.93        358,190   17.71      1,646,535   12.23
Exercised                   90,420    5.99        650,650    8.46        264,299    6.96
Canceled                     2,860   15.74            330   11.75          2,901    6.31
                         ---------  ------      ---------  ------      ---------  ------
Outstanding June 30      2,327,606  $12.82      2,129,856  $12.24      2,422,646  $10.42
                         =========  ======      =========  ======      =========  ======
Exercisable June 30      1,705,546  $12.19      1,046,438  $10.79        873,458  $ 8.02
                         =========  ======      =========  ======      =========  ======


  The following table summarizes information about stock options outstanding at June 30, 1997:


                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       ------------------------------------------        -----------------------
                                      Weighted           Weighted                       Weighted
                       Number         Average            Average         Number         Average
Range of               Outstanding    Remaining          Exercise        Exercisable    Exercise
Exercise Prices        As of 6/30/97  Contractual Life   Price           As of 6/30/97  Price
---------------        ------------------------------------------        -----------------------
 $6.75 -  $8.00            262,708        1.89            $ 7.19             262,708     $ 7.19
 $9.00 - $11.50             20,630        8.93             10.55               2,630      10.90
$11.75 - $11.88          1,284,168        5.95             11.83           1,033,823      11.82
$15.13 - $15.88            519,130        8.79             15.47             278,605      15.56
$16.75 - $23.50            240,970        8.15             18.71             127,780      18.22
---------------          ---------        -----           ------           ---------     ------
$ 6.75   $23.50          2,327,606        6.38            $12.82           1,705,546     $12.19



      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 214,235 as of June 30, 1997) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 142,573 as of June 30, 1997) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $10.17 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon
(I) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE G - Warrants and Options to Purchase Stock - (Continued)

month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

      As described in Note A, the Company determined that it will continue to apply APB 25 to its stock-based compensation awards to employees instead of adopting SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the year ended June 30, 1997 would have been increased by approximately $1,840,000 and $.17 per share and net income and earnings per share for the year ended June 30, 1996 would have been reduced by $1,883,000 and $.17 per share. The fair value of the options granted during 1997 and 1996 is estimated as $1,710,000 and $3,195,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

                                        PART IV

Item 14: Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)   1.    Financial statements:                                              Page
                                                                               ----
      The following financial statements are included in Part II, Item 8:

            Independent Auditors' Report........................................32

            Consolidated balance sheets - June 30, 1997 and 1996................33

            Consolidated statements of operations - years ended
                  June 30, 1997, 1996 and 1995..................................35

            Consolidated statements of stockholders' equity (deficit)
                   years ended June 30, 1997, 1996 and 1995.....................36

            Consolidated statements of cash flows - years ended
                  June 30, 1997, 1996 and 1995..................................37

            Notes to consolidated financial statements..........................39



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


                                      -78-

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


                                      -79-



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


                               ENERGY CONVERSION DEVICES, INC.
                               -------------------------------------
                               (Registrant)




Dated:  February 2, 1998       By:   /s/ Stanford R. Ovshinsky
                               -------------------------------------
                               Stanford R. Ovshinsky,
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Dated:  February 2, 1998       By:   /s/ Stephan W. Zumsteg
                               -------------------------------------
                               Stephan W. Zumsteg
                               Treasurer

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