Form 10-Q
period 1997-12-31
ENERGY CONVERSION DEVICES INC
filed 1998-02-17
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended           DECEMBER 31, 1997
                     -----------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                 Commission file number        1-8403

                         ENERGY CONVERSION DEVICES, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      38-1749884
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 1675 WEST MAPLE ROAD, TROY, MICHIGAN                                 48084
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         (248) 280-1900
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

      As of February 9, 1998 there were 219,913 shares of Class A Common Stock and 10,754,661 shares of Common Stock outstanding.

                              Page 1 of 21 Pages




                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                 Three Months EndedSix Months Ended
                                              December 31,                 December 31,
                                            1997        1996            1997         1996
REVENUES
  Product sales                         $ 2,668,711  $ 4,378,846    $ 5,243,208  $ 8,853,296
  Royalties                                 757,000      415,094      1,095,000      816,432
  Revenues from research and development
     agreements                           4,164,685    1,354,112      7,013,255    2,109,550
  Revenues from license and other
     agreements                             300,000    3,000,000        300,000    4,326,645
  Other                                     858,075      430,540      1,557,453      650,530
                                        -----------  -----------    -----------  -----------
     TOTAL REVENUES                       8,748,471    9,578,592     15,208,916   16,756,453

EXPENSES
  Cost of product sales                   3,381,712    4,691,175      5,958,979    9,681,904
  Cost of revenues from research and
     development agreements               4,144,091    1,404,838      6,912,927    1,991,125
  Product research and development        3,406,259    3,465,999      6,752,188    7,048,941
  Patent defense                            130,552      716,799        201,947    1,156,545
  Patent                                    253,507      104,799        470,081      224,307
  Operating, general and administrative   1,061,480    1,604,999      3,014,478    3,236,043
                                        -----------  -----------    -----------  -----------
     TOTAL EXPENSES                      12,377,601   11,988,609     23,310,600   23,338,865
                                        -----------  -----------    -----------  -----------

LOSS FROM OPERATIONS                     (3,629,130)  (2,410,017)    (8,101,684)  (6,582,412)

OTHER INCOME (EXPENSE)
  Interest expense                          (37,118)     (77,454)       (82,114)    (183,994)
  Interest income                           121,644      367,363        311,340      690,086
  Other nonoperating income (net)            37,785      100,527         68,573      158,706
                                        -----------  -----------    -----------  -----------
     TOTAL OTHER INCOME                     122,311      390,436        297,799      664,798
                                        -----------  -----------    -----------  -----------
NET LOSS                                $(3,506,819) $(2,019,581)   $(7,803,885) $(5,917,614)
                                        ===========  ===========    ===========  ===========

BASIC NET LOSS PER COMMON SHARE         $      (.32) $      (.19)   $      (.72) $      (.55)
                                        ===========  ===========    ============ ===========
DILUTED NET LOSS PER
  COMMON SHARE                          $      (.32) $      (.19)   $      (.72) $      (.55)
                                        ===========  ===========    ============ ===========




See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                    December 31,    June 30,
                                                       1997           1997
CURRENT ASSETS                                      (Unaudited)    (Audited)
  Cash, including cash equivalents of
    $5,341,000 as of December 31, 1997 and
    $14,265,000 as of June 30, 1997                $  5,346,537  $ 14,270,145
  Investments (including restricted investments
    of $290,000 at December 31, 1997 and
    June 30, 1997)                                    1,561,502     1,059,933
  Accounts receivable (net of allowance for
    uncollectible accounts of
    $140,000 at December 31, 1997 and
    June 30, 1997)                                   10,486,096    10,800,813
  Amounts due from related parties                    1,902,061     1,809,414
  Inventories                                         1,910,330     1,626,065
  Prepaid expenses and other current assets             400,860       404,204
                                                   ------------  ------------

       TOTAL CURRENT ASSETS                          21,607,386    29,970,574

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                            312,588       312,588
  Buildings and improvements                          3,787,527     3,785,827
  Machinery and other equipment (including
    construction in progress of approximately
    $659,000 at December 31, 1997 and
    $1,647,000 at June 30, 1997)                     20,057,280    19,517,585
  Capitalized lease equipment                         4,200,364     5,699,048
                                                   ------------  ------------
                                                     28,357,759    29,315,048

  Less accumulated depreciation and amortization    (22,079,106)  (22,346,615)

    TOTAL PROPERTY, PLANT AND EQUIPMENT               6,278,653     6,968,433

JOINT VENTURES
  United Solar                                           --            --
  GM Ovonic                                              --            --

OTHER ASSETS                                          1,491,227       790,090
                                                   ------------  ------------

    TOTAL ASSETS                                   $ 29,377,266  $ 37,729,097
                                                   ============  ============




See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,       June 30,
                                                      1997             1997
                                                  (Unaudited)       (Audited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses          $   3,615,430    $   3,669,167
  Salaries, wages and amounts withheld
    from employees                                   1,285,834        1,144,446
  Deferred revenues under business agreements          450,922          671,531
  Current installments on capitalized lease
    obligations                                        840,824        1,324,322

    TOTAL CURRENT LIABILITIES                        6,193,010        6,809,466

CAPITALIZED LEASE OBLIGATIONS                          391,000          585,795

DEFERRED GAIN                                                0          223,691

NON-REFUNDABLE ADVANCE ROYALTIES                     3,654,402        3,691,486
                                                 -------------    -------------

    TOTAL LIABILITIES                               10,238,412       11,310,438

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock, par
    value $0.01 per share:
       Authorized - 500,000 shares
       Issued & outstanding - 219,913 shares             2,199            2,199
    Common Stock, par value $0.01 per share:
       Authorized - 15,000,000 shares
       Issued and outstanding - 10,646,173
       shares at December 31, 1997 and
       10,603,251 shares at June 30, 1997              106,462          106,033
  Additional paid-in capital                       202,528,250      202,004,599
  Accumulated deficit                             (182,889,249)    (175,085,364)
  Treasury stock at cost - 42,000 shares              (608,808)        (608,808)
                                                 -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY                      19,138,854       26,418,659
                                                 -------------    -------------

       TOTAL LIABILITIES & STOCKHOLDERS'
            EQUITY                               $  29,377,266    $  37,729,097
                                                 =============    =============

See notes to consolidated financial statements.



                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                       Six Months Ended December 31,
                                                           1997              1996
OPERATING ACTIVITIES:
   Net loss                                          $ (7,803,885)      $ (5,917,614)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
       Depreciation and amortization                    1,004,152            865,998
       Creditable royalties                               (37,084)          (136,844)
       Employee stock options                             226,500            226,500
       Stock issued for services rendered                  --                 77,719
       Amortization of deferred gain                      (15,352)           (22,998)
   Changes in assets and liabilities other than
     property, plant and equipment:
       Accounts receivable and amounts due
         from related parties                            (483,192)        (1,884,114)
       Inventories                                       (284,265)          (413,888)
       Prepaid expenses and other current assets            7,469           (631,437)
       Accounts payable and accrued expenses               87,651           (424,926)
       Deferred revenues under business agreements       (220,608)          (418,894)
                                                     ------------       ------------
     NET CASH USED IN OPERATIONS                       (7,518,614)        (8,680,498)

INVESTING ACTIVITIES:
   Purchases of capital equipment (net)                  (522,711)        (1,619,201)
   Purchase of investments                             (3,085,435)        (1,957,453)
   Sales of investments                                 2,583,865         10,327,352
                                                     ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (1,024,281)         6,750,698

FINANCING ACTIVITIES:
   Purchase of treasury stock                             --                (480,938)
   Proceeds from exercise of stock options
     and warrants                                         297,580            216,587
   Principal payments under current debt and
     capitalized lease obligations                       (678,293)          (717,627)
                                                     ------------       ------------

NET CASH USED IN FINANCING ACTIVITIES                    (380,713)          (981,978)

NET DECREASE IN CASH AND CASH EQUIVALENTS              (8,923,608)        (2,911,778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                              14,270,145         23,773,742
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5,346,537       $ 20,861,964
                                                     ============       ============


See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Six Months Ended
                                                            December 31,
                                                          1997         1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                             $82,114     $ 183,994

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1997

NOTE A - Basis of Presentation

      Information for the six months ended December 31, 1997 and 1996 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1997 Annual Report on Form 10-K, as amended, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD and its 93.5%-owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively the "Company"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

     The Company also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's
photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. Additionally, the Company has investments in: (i) Sovlux Co., Ltd. ("Sovlux") (50%) ECD's joint venture in Russia ; and (ii) Sanoh Ovonic Power Systems Corporation (45%) Ovonic Battery's joint venture with Sanoh Industrial Co. Ltd. ("Sanoh") to manufacture and sell NiMH batteries for two- and three-wheeled electric vehicles in Europe.

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

      Certain items for the three months and six months ended December 31, 1996 have been reclassified to be consistent with the classification of items in the three months and six months ended December 31, 1997.

      In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by other factors such as the continued receipt of contracts from the U.S. government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners in the manufacture of products based upon the Company's technologies.

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

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:


                        UNITED SOLAR STATEMENTS OF OPERATIONS

                                      Three Months Ended        Six Months Ended
                                         December 31,              December 31,
                                       1997        1996         1997          1996
                                    (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)

      Revenues*                    $ 3,278,188  $ 1,528,946  $ 6,023,491  $ 2,601,989
      Operating Expenses
         Cost of product sales       4,521,387    1,771,038    8,833,694    3,289,384
         Research and development      759,152      792,388    1,385,595    1,458,951
         General and administrative    257,236      367,389      438,392      908,764
         Sales and marketing           574,159      438,537      963,934      787,986
                                   -----------  -----------  -----------  -----------
            Total                    6,111,934    3,369,352   11,621,615    6,445,085
      Other Income (Expense)          (455,929)      15,391     (497,016)      89,763
                                   -----------  -----------  -----------  -----------
     Net Loss                      $(3,289,675) $(1,825,015) $(6,095,140) $(3,753,333)
                                   ===========  ===========  ===========  ===========


      *  Includes product sales and revenues earned under research contracts.

                             UNITED SOLAR BALANCE SHEETS

                                                     December 31,    June 30,
                                                         1997          1997
                                                      (Unaudited)   (Unaudited)
      Current Assets:
         Cash and cash equivalents                   $   716,461   $ 2,342,628
         Accounts receivable - trade                   1,805,369       738,378
         Accounts receivable - National Renewable
            Energy Laboratory ("NREL")                   560,929       242,938
         Accounts receivable - stockholders               36,261     4,633,757
         Inventory                                     2,633,131     4,015,379
         Other current assets                            475,145       322,232
                                                     -----------   -----------
            Total Current Assets                       6,227,296    12,295,312
      Property, plant and equipment (net)             12,595,857    13,676,080
      Other assets                                       216,794       225,913
                                                     -----------   -----------
            Total Assets                             $19,039,947   $26,197,305
                                                     ===========   ===========

      Current Liabilities:
         Short-term bank debt                        $    --       $10,000,000
         Current maturities of capitalized lease
            obligation                                 1,445,703
         Accounts payable - trade and stockholders     2,140,908     3,001,352
         Accrued expenses and other                      674,966       376,743
                                                     -----------   -----------
            Total Current Liabilities                  4,261,577    13,378,095
         Lease Payable                                 8,089,416         --
            Total Stockholders' Equity                 6,688,954    12,819,210
                                                     -----------   -----------
              Total Liabilities and Stockholders'
                 Equity                              $19,039,947   $26,197,305
                                                     ===========   ===========

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

      GM Ovonic is currently engaged in low-volume manufacturing of NiMH batteries at its facility in Troy, Michigan. Production volume is expected to increase in 1998 at a larger facility.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in the early stages of commercialization and, as such, has a history of operating losses.

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:

                                                 December 31,     June 30,
                                                     1997           1997
      U.S. Government:
         Amounts billed                           $   910,907    $   572,193
         Unbilled                                     600,396        797,558
                                                  -----------    -----------
            Total                                   1,511,303      1,369,751
                                                  -----------    -----------

      Commercial Customers:
         Amounts billed                             5,054,181      1,701,006
         Related party billed
            - United Solar                            117,169         19,840
            - GM Ovonic                             1,305,695      1,072,546
         Due per contracts                          4,596,744      7,480,792
         Related party unbilled
            - GM Ovonic                               479,197        717,028
         Other unbilled                                15,293        281,580
                                                  -----------    -----------
            Total                                  11,568,279     11,272,792
                                                  -----------    -----------

      Other                                           153,837        107,684
      Allowance for Uncollectible Accounts           (140,000)      (140,000)
                                                  -----------    -----------
               TOTAL                              $13,093,419    $12,610,227
                                                  ===========    ===========


      Amounts due per contracts, related party unbilled and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of- completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, which are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at December 31, 1997 and June 30, 1997. Certain U.S.
government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                   December 31, 1997     June 30, 1997

         Finished products             $   91,278          $   --
         Work in process                1,136,057           1,010,989
         Raw materials                    682,995             615,076
                                       ----------          ----------
                                       $1,910,330          $1,626,065
                                       ==========          ==========

Product Sales

      Product sales include battery electrodes, revenues related to building of battery packs and machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, cost of sales exceeds product sales due to significant changes in products and manufacturing methods.

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

NOTE B - Product Sales, Royalties, Revenues from R&D Agreements and License and Other
Agreements

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                             Six Months Ended December 31,
                                                  1997            1996
      Product Sales:
        Negative and positive electrodes       $4,892,405     $5,459,371
        Battery packs                             202,503      2,080,856
        Machine building                          148,300      1,313,069
                                               ----------     ----------
                                               $5,243,208     $8,853,296
                                               ==========     ==========

      Royalties:
        Battery Technology                     $1,020,000     $  612,359
        Optical Memory                             75,000        204,073
                                               ----------     ----------
                                               $1,095,000     $  816,432
                                               ==========     ==========

      Revenues from R&D Agreements:
        Photovoltaics                          $  728,401     $  544,031
        Battery technology                      4,996,198        653,648
        Optical memory                            675,358        463,406
        Hydrogen                                  392,928        340,721
        Other                                     220,370        107,744
                                               ----------     ----------
                                               $7,013,255     $2,109,550
                                               ==========     ==========

      License and Other Agreements:
        Battery                                $  300,000     $4,246,000
        Microelectronics                           --             80,645
                                               ----------     ----------
                                               $  300,000     $4,326,645
                                               ==========     ==========

NOTE C - Non-Refundable Advance Royalties

      At December 31 and June 30, 1997, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:
                                                   December 31,    June 30,
                                                       1997          1997

        Battery                                     $1,647,592     $1,647,592
        Optical Memory                               2,006,810      2,043,894
                                                    ----------     ----------
                                                    $3,654,402     $3,691,486
                                                    ==========     ==========

NOTE D - Net Loss Per Share

      In the three months and six months ended December 31, 1997, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share (for years in which there is net income). The adoption of this Statement did not have any impact on the Company since there were net losses in all of the current periods. Weighted average number of shares outstanding and basic earnings per share for the three months and six months ended December 31, 1997 and 1996 are computed as follows:

                                     Three Months Ended             Six Months Ended
                                         December 31,                  December 31,
                                       1997        1996             1997         1996
                                         (Unaudited)                   (Unaudited)
  AVERAGE NUMBER OF SHARES
    OUTSTANDING                    10,796,122   10,696,383       10,790,923   10,697,399
                                  ===========  ===========      ===========  ===========

      NET LOSS                    $(3,506,819) $(2,019,581)     $(7,803,885) $(5,917,614)
                                  ===========  ===========      ===========  ===========

      NET LOSS PER SHARE          $      (.32) $      (.19)     $      (.72) $      (.55)
                                  ===========  ===========      ===========  ===========


      Basic and diluted net loss per share are the same for each of these periods. There are no common stock equivalents for any of the above periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                Results of Operations

Three months ended December 31, 1997 Compared to Three Months Ended December 31, 1996

      The Company had a net loss for the three months ended December 31, 1997 of $3,507,000 compared to a net loss of $2,020,000 for the three months ended December 31, 1996. The loss is primarily due to (i) ongoing battery research and development; (ii) losses related to electrode production; and (iii) ongoing protection of the Company's technologies.

      Product sales, consisting of battery electrodes, battery packs and machine building, decreased 39% in the quarter ended December 31, 1997 compared to the same quarter in the previous year. Battery electrode sales decreased 13% to $2,576,000 in the December 1997 quarter from $2,978,000 in the December 1996 quarter, primarily due to lower sales prices. Battery pack sales decreased to $38,000 in the December 1997 quarter from $1,155,000 in the December 1996 quarter because GM Ovonic (Ovonic Battery's principal customer of battery packs) is now in production of battery packs. Revenues from machine building were $55,000 in the December 1997 quarter, down from $246,000 in the same period last year, principally due to the completion of machine-building projects for GM Ovonic.

      Royalties increased 82% to $757,000 in the three months ended December 31, 1997 from $415,000 in the three months ended December 31, 1996 primarily due to higher battery royalties because of the recently-issued basic patent in Japan recognizing the fundamentals that make NiMH batteries commercially feasible. The volume of NiMH batteries being sold is increasing substantially, but the royalties the Company receives are adversely affected by lower sales prices and unfavorable exchange rates with the Japanese yen. Lower levels of royalties from ECD's optical memory technology also adversely affected royalties in 1997. The Company has audit rights to verify the amounts of royalties being reported and paid by licensees. The Company plans to enforce these audit rights. The amount of additional royalty payments, if any, that will result from these audits is undeterminable.

      The 208% increase in revenues from research and development agreements to $4,165,000 in the three months ended December 31, 1997 from $1,354,000 in the three months ended December 31, 1996 was due to substantially increased revenues from a new multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,719,000 in the quarter ended December 1997) and from a contract with the United States Advanced Battery Consortium ("USABC") ($681,000 in the quarter ended December 31, 1997). Revenues from research and development agreements for ECD's optical memory and photovoltaic technologies were also significantly higher.

      The Company has $13,580,000 in unrecognized revenues outstanding under R&D agreements with U.S. government or other agencies or companies, of which $6,300,000 is subject to the normal availability of funding by the applicable agency. Based on these R&D Agreements, and on scheduled funding and performance, without giving effect to any new R&D agreements which may be entered into during the remainder of the year ended June 30, 1998, $4,199,000 additional revenue is expected to be recorded in Revenues from R&D Agreements for the remainder of the year ending June 30, 1998.

      Revenues from license and other agreements decreased from $3,000,000 in the three months ended December 31, 1996 to $300,000 in the three months ended December 31, 1997. 1996 revenues included license fees of $2,000,000 from Sanoh and $1,000,000 from LG Chemical, Ltd. ("LG Chemical") in connection with license agreements with those companies. 1997 revenues of $300,000 relate to a technology transfer agreement with Sovlux and the Chepetsk Mechanical Plant in Russia.

      The Company spent a total of $7,550,000 in the quarter ended December 31, 1997 for research and development (funded and unfunded) compared to $4,871,000 in the same quarter in the prior year. This planned increase in expenditures was primarily for continued development of the Company's family of batteries. The increased spending of $2,679,000 for research and development was funded entirely by the $2,811,000 increase in revenues from research and development agreements.

      The decrease in cost of product sales from $4,691,000 in the three months ended December 31, 1996 to $3,382,000 in the three months ended December 31, 1997 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. The Company is focusing its efforts to reduce product costs by: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize downtime and increase capability; and improving the preventive maintenance program to reduce unplanned downtime.

      Patent defense expenses for 1997 and 1996 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary NiMH battery technology. The reduction in expense relates to the successful conclusion of litigation involving Matsushita Battery Industrial Co., Ltd. ("MBI") in December 1997.

      The decrease in operating, general and administrative expenses from $1,605,000 in the three months ended December 31, 1996 to $1,061,000 in the three months ended December 31, 1997 was primarily due to increased allocations in 1997 to cost of revenues from business agreements.

      The decrease in other income from $390,000 in the three months ended December 31, 1996 to other income of $122,000 in the three months ended December 31, 1997 was due principally to decreased interest income in 1997.

Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996

      The Company had a net loss for the six months ended December 31, 1997 of $7,804,000 compared to a net loss of $5,918,000 for the six months ended December 31, 1996. The loss is primarily due to (i) ongoing battery research and development; (ii) losses related to electrode production; and (iii) ongoing protection of the Company's technologies.

      Product sales, consisting of battery electrodes, battery packs and machine building, decreased 41% in the six months ended December 31, 1997 compared to the six months ended December 31, 1996. Battery electrode sales decreased to $4,892,000 in the six months ended December 31, 1997 from $5,459,000 in the six months ended December 31, 1996, primarily due to lower prices. Battery pack sales decreased 90% to $203,000 from $2,081,000 due to reduced level of battery pack sales to GM Ovonic. Revenues from machine building were $148,000 in the six months ended December 31, 1997 down from $1,313,000 in the six months ended December 31, 1996, principally due to reduced machine-building sales to GM Ovonic.

      Royalties increased 34% to $1,095,000 in the six months ended December 31, 1997 from $816,000 in the six months ended December 31, 1996 primarily due to higher battery royalties resulting because of a recently issued basic patent in Japan. The volume of NiMH batteries being sold is increasing substantially, but the royalties the Company receives are adversely affected by lower prices and unfavorable exchange rates with the Japanese yen. Lower levels of royalties from ECD's optical memory technology in 1997. The Company has audit rights to verify the amounts of royalties being reported and paid by licensees. The Company plans to enforce these audit rights. The amount of additional royalty payments, if any, that will result from these audits is undeterminable.

      The 232% increase in revenues from research and development agreements to $7,013,000 in the six months ended December 31, 1997 from $2,110,000 in the six months ended December 31, 1996 was due to substantially increased revenues from a new multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($2,754,000 in the six months ended December 1997) and from a contract with the USABC ($1,411,000 in the six months ended December 31, 1997). Revenues from research and development agreements were also significantly higher for ECD's optical memory and photovoltaic technologies.

      Revenues from license and other agreements decreased from $4,327,000 in the six months ended December 31, 1996 to $300,000 in the six months ended December 31, 1997. 1996 revenues included license fees of $2,000,000 from Sanoh, $1,000,000 from LG Chemical and $1,246,000 from Canon in connection with license agreements with these companies. 1997 license fees of $300,000 relate to a technology transfer agreement with Sovlux and the Chepetsk Mechanical Plant in Russia.

      The Company spent a total of $13,665,000 in the six months ended December 31, 1997 for research and development (funded and unfunded) compared to $9,040,000 in the six months ended December 31, 1996. The increased spending of $4,625,000 for research and development was funded entirely by the $4,903,000 increase in revenues from research and development agreements.

      The increase in other revenues was due to increased billings in the six months ended December 31, 1997 for work performed for Ovonic Battery licensees.

      The decrease in cost of product sales to $5,959,000 in the six months ended December 31, 1997 from $9,682,000 in the six months ended December 31, 1996 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. To reduce product costs, the Company is: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize downtime and increase capability; and improving the preventive maintenance program to reduce unplanned downtime.

      Patent defense expenses for 1997 and 1996 were incurred in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. The reduction in expense relates to the successful conclusion of litigation involving MBI in December 1997.

      Operating, general and administrative expenses decreased to $3,014,000 in the six months ended December 31, 1997 from $3,236,000 in the six months ended December 31, 1996 was primarily due to increased allocations in 1997 to cost of revenues from business agreements.

      The change from other income of $665,000 in the six months ended December 31, 1996 compared to other income of $298,000 in the six months ended December 31, 1997 was due principally to decreased interest income in 1997.

                           Liquidity and Capital Resources

      As of December 31, 1997, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $6,908,000, a decrease of $8,422,000 from June 30, 1997. In addition, the Company had current accounts receivable at December 31, 1997 of $12,388,000 compared to $12,610,000 at June 30, 1997. As of December 31, 1997,
the Company had consolidated working capital of $15,414,000, compared with a consolidated working capital of $23,161,000 as of June 30, 1997.

      The Company continues its strategies to commercialize its products through strategic alliances by forming joint ventures or license agreements with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes.

      During the six months ended December 31, 1997, $7,519,000 of cash was used in operations. The difference between the net loss of $7,804,000 and the net cash used in operations was principally due to depreciation expense, partially offset by increases in accounts receivable and inventories. In addition, during this period $523,000 of machinery and equipment was purchased or constructed for the Company's operations.

      During the next 12 months, Ovonic Battery is considering the purchase of up to $1,900,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

      The Company expects significant revenues and cash flows related to R&D agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. Contracts with industry partners include a multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications. This program, which is currently funded on a monthly basis, is of significant value to the Company and builds upon the Company's earlier investments to develop a family of batteries, is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Three contracts awarded to the Company by the National Institute of Standards and Technology ("NIST") under three Advanced Technology Programs ("ATP") will also provide significant cashflow. One contract is to Ovonic Battery to develop the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts are to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on the ECD's proprietary phase-change technology and for further development of the aforementioned optical memory phase-change products. Generally, the agreed-upon fees for these R&D agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      The Company is actively pursuing its strategy to form strategic alliances to further commercialize its products. While the Company is in negotiations with a number of companies which could provide additional revenue under license and other agreements for the Company in the coming year, it is unable to predict the amount of such revenue.

      The Company recently has been issued a basic patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible. The issuance of this patent is expected to result in the payment of higher running royalties in the future. Other than the foregoing, the Company is not aware of other events or circumstances that would allow it to forecast royalty revenues significantly higher or lower for the coming year.

      The Company is also actively negotiating additional machine-building contracts that could provide revenues in the coming year and beyond. Machine building is cyclical but an important part of the Company's business. As of December 31, 1997, the Company had no backlog of machine-building contracts.

      The Company has entered into a leasing arrangement with a third-party leasing company for the financing of certain equipment used by the Company. As of December 31, 1997, the Company had remaining lease payments totaling $1,110,000. The Company has agreed to purchase certain leased equipment upon the expiration of the applicable leases for 10% of the lessor's acquisition cost. For other equipment, the Company has an option to purchase the equipment for its then market value (but no less than 10% nor more than 20% of its acquisition cost). The Company has an option to purchase certain other leased equipment upon the expiration of the applicable leases for its then fair market value. If the Company exercises the option to purchase all of the equipment for leases expiring during the next 12 months, the capital requirement ranges from $268,000 to $537,000.

      While certain programs have a limited term, the equipment being utilized for these programs has alternative future uses for other programs if, in fact, the programs are not continued beyond their respective terms.

      Based upon the above information, the amount of cash to be received under existing R&D Agreements for the remainder of the year ending June 30, 1998 is anticipated to be approximately $4,000,000. The amount of cash for royalties to be received for the remainder of the year ending June 30, 1998 is expected to be, based on historical trends, approximately $900,000.

      License fees are non-recurring, and while the Company is engaged in negotiations with a number of companies, the outcome of these negotiations is difficult to predict. Therefore, the Company is unable to predict the amount of cash to be received for the remainder of the year.

      Management believes that funds generated from operations and existing cash and investment balances, along with agreements currently under negotiation, will be adequate to support and finance planned growth, capital expenditures and company-sponsored research and development programs over the coming year. It is the Company's intent to use its cash and investments to fund its operations. Additional sources of cash are, however, required to sustain the Company for the long term and to build the business in the future.

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


                                   Energy Conversion Devices, Inc.
                                   (Registrant)



                               By: /s/ Stephan W. Zumsteg
                                   Stephan W. Zumsteg
Date:  February 17, 1998           Treasurer





                               By: /s/ Stanford R. Ovshinsky
                                   Stanford R. Ovshinsky
Date:  February 17, 1998           President and Chief Executive Officer