Form 10-Q
period 1998-03-31
ENERGY CONVERSION DEVICES INC
filed 1998-05-08
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended       MARCH 31, 1998
                     --------------------------------

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________________

          Commission file number        1-8403

                         ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 1675 WEST MAPLE ROAD, TROY, MICHIGAN                       48084
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (248) 280-1900
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

      As of May 7, 1998 there were 219,913 shares of Class A Common Stock and 10,830,067 shares of Common Stock outstanding.

                        Page 1 of 25 Pages

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                          March 31,                      March 31,
                                                       ------------------           -----------------
                                                        1998        1997             1998       1997
                                                        ----        ----             ----        ----
REVENUES
  Product sales                                    $ 2,862,637  $ 3,287,378   $  8,105,845  $ 12,140,674
  Royalties                                            730,355      302,642      1,825,355     1,119,074
  Revenues from product development
     agreements                                      3,948,527    1,725,233     10,961,782     3,834,783
  Revenues from license and other agreements           600,000       --            900,000     4,326,645
  Other                                                841,199      368,613      2,398,652     1,019,143
                                                   -----------  -----------   ------------  ------------
     TOTAL REVENUES                                  8,982,718    5,683,866     24,191,634    22,440,319

EXPENSES
  Cost of product sales                              3,214,676    4,214,051      9,173,655    13,895,955
  Cost of revenues from product
     development agreements                          4,171,715    1,728,708     11,084,642     3,719,833
  Product research and development                   3,097,756    3,705,538      9,849,944    10,754,479
  Patent Defense                                        92,157    1,274,766        294,104     2,431,311
  Patent                                               245,096      108,234        715,177       332,541
  Operating, general and administrative              1,969,748    2,078,897      4,984,226     5,314,940
                                                   -----------  -----------   ------------  ------------
     TOTAL EXPENSES                                 12,791,148   13,110,194     36,101,748    36,449,059
                                                   -----------  -----------   ------------  ------------
LOSS FROM OPERATIONS                                (3,808,430)  (7,426,328)   (11,910,114)  (14,008,740)

OTHER INCOME (EXPENSE)
  Interest expense                                     (28,547)     (65,793)      (110,661)     (249,787)
  Interest income                                       89,752      305,124        401,092       995,210
  Other nonoperating income (net)                      (31,772)      58,605         36,801       217,311
                                                   -----------  -----------   ------------  ------------
     TOTAL OTHER INCOME                                 29,433      297,936        327,232       962,734
                                                   -----------  -----------   ------------  ------------
NET LOSS                                           $(3,778,997) $(7,128,392)  $(11,582,882) $(13,046,006)
                                                   ===========  ===========   ============  ============

BASIC NET LOSS PER COMMON SHARE                    $      (.35) $      (.66)  $      (1.07) $      (1.22)
                                                   ===========  ===========   ============  ============

DILUTED NET LOSS PER COMMON SHARE                  $      (.35) $      (.66)  $      (1.07) $      (1.22)
                                                   ===========  ===========   ============  ============


See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                     March 31,       June 30,
                                                       1998            1997
                                                     ---------       --------
CURRENT ASSETS                                      (Unaudited)     (Audited)
  Cash, including cash equivalents of
    $5,271,000 ($290,000 restricted) as of
    March 31, 1998 and $14,265,000 as of
    June 30, 1997                                  $  5,276,639    $ 14,270,145
  Investments (including restricted investments
    of $290,000 at June 30, 1997)                        --           1,059,933
  Accounts receivable (net of allowance for
    uncollectible accounts of $140,000 at
    March 31, 1998 and June 30, 1997)                 8,898,966      10,800,813
  Amounts due from related parties                    1,829,618       1,809,414
  Inventories                                         1,833,319       1,626,065
  Prepaid expenses and other current assets             466,755         404,204
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                           18,305,297      29,970,574

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                            312,588         312,588
  Buildings and improvements                          3,792,025       3,785,827
  Machinery and other equipment (including
    construction in progress of approximately
    $876,000 at March 31, 1998 and
    $1,647,000 at June 30, 1997)                     21,733,373      19,517,585
  Capitalized lease equipment                         2,976,603       5,699,048
                                                   ------------    ------------
                                                     28,814,589      29,315,048

  Less accumulated depreciation and amortization    (22,516,914)    (22,346,615)

    TOTAL PROPERTY, PLANT AND EQUIPMENT               6,297,675       6,968,433

Investment in EV Global/Unique Mobility               2,000,000          --

JOINT VENTURES
  United Solar                                           --              --
  GM Ovonic                                              --              --
  Sanoh/Ovonic Power Systems                             --              --
  Sovlux                                                 --              --

OTHER ASSETS                                          1,339,998         790,090
                                                   ------------    ------------
    TOTAL ASSETS                                   $ 27,942,970    $ 37,729,097
                                                   ============    ============



See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,        June 30,
                                                             1998             1997
                                                           ---------       ---------
                                                          (Unaudited)      (Audited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $   3,166,604    $   3,669,167
  Salaries, wages and amounts withheld
    from employees                                          1,678,926        1,144,446
  Deferred revenues under business agreements                 484,584          671,531
  Current installments on capitalized lease
    obligations                                               710,686        1,324,322
                                                        -------------    -------------
    TOTAL CURRENT LIABILITIES                               6,040,800        6,809,466

CAPITALIZED LEASE OBLIGATIONS                                 247,692          585,795

DEFERRED GAIN                                                   --             223,691

NON-REFUNDABLE ADVANCE ROYALTIES                            3,763,402        3,691,486
                                                        -------------    -------------
    TOTAL LIABILITIES                                      10,051,894       11,310,438

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
    par value $0.01 per share:
      Authorized - 500,000 shares
      Issued & outstanding - 219,913 shares                     2,199            2,199
 Common Stock,  par value $0.01 per share:
      Authorized - 20,000,000  shares
      Issued and outstanding - 10,848,257 shares
      at March 31, 1998 and
      10,603,251 shares at June 30, 1997                      108,483          106,033
  Additional paid-in capital                              205,057,448      202,004,599
  Accumulated deficit                                    (186,668,246)    (175,085,364)
  Treasury stock at cost - 42,000 shares                     (608,808)        (608,808)
                                                        -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY                             17,891,076       26,418,659
                                                        -------------    -------------

      TOTAL LIABILITIES & STOCKHOLDERS'
           EQUITY                                       $  27,942,970    $  37,729,097
                                                        =============    =============

See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Nine Months Ended March 31,
                                                        1998           1997
OPERATING ACTIVITIES:
  Net loss                                         $(11,582,882)   $(13,046,006)
  Adjustments to reconcile net loss to net cash
    used in by operating activities:
      Depreciation and amortization                   1,441,960       1,375,188
      Creditable royalties                               71,916        (148,844)
      Employee stock options                            339,750         339,750
      Stock issued for services rendered                 44,995         119,203
      Amortization of deferred gain                     (15,352)        (34,497)
      Loss on sale of equipment                           --              1,508

  Changes in assets and liabilities other than
    property, plant and equipment:
      Accounts receivable and amounts due from
        related parties                               1,881,643      (1,913,922)
      Inventories                                      (207,254)        817,945
      Prepaid expenses and other current assets
        and other assets                               (612,459)       (397,558)
      Accounts payable and accrued expenses and
        salaries, wages and amounts withheld
        from employees                                   31,917         669,201
      Deferred revenues under business agreements      (186,947)        164,139
                                                   ------------    ------------
    NET CASH USED IN OPERATIONS                      (8,792,713)    (12,053,893)

INVESTING ACTIVITIES:
  Purchases of capital equipment (net)                 (979,540)     (3,013,859)
  Purchases of investments                           (3,085,435)         --
  Sales of investments                                4,145,368       6,716,187
                                                   ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                80,393       3,702,328

FINANCING ACTIVITIES:
  Purchase of treasury stock                              --           (480,938)
  Proceeds from exercise of stock options and
    warrants                                            670,553         594,121
  Principal payments under current debt and
    capitalized lease obligations                      (951,739)     (1,026,950)
                                                   ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                  (281,186)       (913,767)

NET DECREASE IN CASH AND CASH EQUIVALENTS            (8,993,506)     (9,265,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     14,270,145      23,773,742
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  5,276,639    $ 14,508,410
                                                   ============    ============

See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Nine Months Ended
                                                            March 31,
                                                        -----------------
                                                        1998         1997
                                                        ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest                            $110,661    $249,787


    The Company's non-cash investing and financing activities were as follows:

        Investment in EV Global/Unique Mobility     $2,000,000

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998

NOTE A - Basis of Presentation

      Information for the nine months ended March 31, 1998 and 1997 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

     The Company also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's
photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"); and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. Additionally, the Company has investments in: (i) Sovlux Co., Ltd. ("Sovlux") (50%), ECD's joint venture in Russia; and (ii) Sanoh Ovonic Power Systems Corporation (45%), Ovonic Battery's joint venture with Sanoh Industrial Co. Ltd. ("Sanoh") to manufacture and sell NiMH batteries for two- and three-wheeled electric vehicles in Europe.

      The Company's investments in its joint ventures are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero (unless the Company makes a cash investment in one of its joint ventures) until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      The Company has invested, through an exchange of stock, a total of $2,000,000 in EV Global Motors ("EVG"), a public company, a producer and marketer of electric-powered bicycles based in Los Angeles, California, and Unique Mobility, a private company, a supplier of the motor and controller for the EVG bicycle. The Company's investment in EVG is being accounted for on the cost basis of accounting. The Company is accounting for its investment in Unique Mobility using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Any unrealized gains and losses are charged or credited to a separate component of shareholders' equity. At March 31, 1998, the carrying value of these investments was approximately the same as the market value for these stocks.

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the three months and nine months ended March 31, 1997 have been reclassified to be consistent with the classification of items in the three months and nine months ended March 31, 1998. Revenues from product development agreements were previously identified as revenues from research and development agreements.

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

      In June 1997, the Financial and Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has not completed its analysis of this Statement and its impact on disclosures. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will be required to adopt the provisions of this Statement in fiscal 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

      The Company is in the process of assessing the impact of addressing any of its Year 2000 computing problems. The Company has not yet determined whether the Year 2000 issues are material to its business, operations or financial condition.

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

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

                 UNITED SOLAR STATEMENTS OF OPERATIONS

                                             Three Months Ended          Nine Months Ended
                                                  March 31,                   March 31,
                                             ------------------          -----------------
                                             1998          1997          1998         1997
                                             ----          ----          ----         ----
                                         (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)

Revenues*                                $ 2,608,023    $ 1,739,851  $ 8,631,514   $ 4,341,840
Operating Expenses
  Cost of product sales                    3,151,074      2,272,133   11,942,349     5,561,517
  Research and development                   732,450        719,890    2,084,553     2,178,841
  General and administrative                 338,110        776,526      847,053     1,685,290
  Sales and marketing                        401,275        409,316    1,364,976     1,197,302
                                         -----------    -----------  -----------   -----------
     Total                                 4,622,909      4,177,865   16,238,931    10,622,950
                                         -----------    -----------  -----------   -----------
Other Income (Expense)                      (175,389)        13,257     (728,133)      103,020
                                         -----------    -----------  -----------   -----------
Net Loss                                 $(2,190,275)   $(2,424,757) $(8,335,550)  $(6,178,090)
                                         ===========    ===========  ===========   ===========

  *  Includes product sales and revenues earned under research contracts.



                      UNITED SOLAR BALANCE SHEETS

                                                      March 31,     June 30,
                                                      ---------     --------
                                                        1998          1997
                                                        ----          ----
                                                    (Unaudited)   (Unaudited)
     Current Assets:
        Cash and cash equivalents                  $  1,056,141   $  2,342,628
        Accounts receivable - trade                   1,310,255        738,378
        Accounts receivable - National Renewable
           Energy Laboratory ("NREL")                   373,191        242,938
        Accounts receivable - stockholders              225,682      4,633,757
        Inventory                                     2,879,436      4,015,379
        Other current assets                            467,112        322,232
                                                   ------------   ------------
           Total Current Assets                       6,311,817     12,295,312
     Property, plant and equipment (net)             12,089,427     13,676,080
     Other assets                                       183,763        225,913
                                                   ------------   ------------
           Total Assets                            $ 18,585,007   $ 26,197,305
                                                   ============   ============

     Current Liabilities:
        Short-term bank debt                       $    --        $ 10,000,000
        Current maturities of capitalized lease
           obligation                                 1,445,703         --
        Accounts payable - trade and stockholders     1,588,151      3,001,352
        Accrued expenses and other                      659,549        376,743
                                                   ------------   ------------
           Total Current Liabilities                  3,693,403     13,378,095
        Note Payable - Canon                          2,500,000         --
        Lease Payable                                 7,943,059         --
           Total Stockholders' Equity                 4,448,545     12,819,210
                                                   ------------   ------------
            Total Liabilities and Stockholders'
               Equity                              $ 18,585,007   $ 26,197,305
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

      GM Ovonic is currently engaged in low-volume manufacturing of NiMH batteries at its facility in Troy, Michigan. GM Ovonic, consistent with the business plan, is in the process of scaling up production in a facility approximately ten times larger than the current plant.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in the early stages of commercialization and, as such, has a history of operating losses.

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:

                                                   March 31,       June 30,
                                                     1998            1997
      U.S. Government:
        Amounts billed                           $   646,318     $   572,193
        Unbilled                                     683,942         797,558
                                                 -----------     -----------
           Total                                   1,330,260       1,369,751
                                                 -----------     -----------
      Commercial Customers:
        Amounts billed                             6,067,166       1,701,006
        Related party billed
           - United Solar                            178,536          19,840
           - GM Ovonic                             1,179,620       1,072,546
        Due per contracts                          1,406,004       7,480,792
        Related party unbilled
           - GM Ovonic                               471,462         717,028
        Other unbilled                               168,476         281,580
                                                 -----------     -----------
           Total                                   9,471,264      11,272,792
                                                 -----------     -----------
      Other                                           67,060         107,684
      Allowance for Uncollectible Accounts          (140,000)       (140,000)
                                                 -----------     -----------
             TOTAL                               $10,728,584     $12,610,227
                                                 ===========     ===========


     Amounts due per contracts, related party unbilled and other unbilled from commercial customers include revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-
completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, which are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at March 31, 1998 and June 30, 1997. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

Inventories

      Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, battery packs and other products are valued at the lower of cost or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery) are as follows:

                              March 31, 1998     June 30, 1997

        Finished products       $  127,236        $    --
        Work in process          1,101,997         1,010,989
        Raw materials              604,086           615,076
                                ----------        ----------
                                $1,833,319        $1,626,065
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

      For both ECD and Ovonic Battery royalties, there are royalty trust or contingent fee arrangements whereby the Company is obligated to pay a trust 25% of optical memory royalties received and a law firm 25% of Ovonic Battery royalties received, up to a stated limit, relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

Business Agreements

      A substantial portion of revenue is derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. Such agreements are of two types.

      The first type of business agreement relates to licensing the Company's proprietary technologies. Licensing activities are tailored to provide each licensee with the right to use the Company's technologies, most of which are patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technologies which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly-defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technologies and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee, and other agreements combine the efforts of the Company with those of the licensee.

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

     In the  second  type of  agreement,  product  development  agreements,  the
Company conducts specified commercialization and research and development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Overhead Allocations

      The Company allocates overhead to product development and research expenses and to cost of revenues from product development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

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

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                               Nine Months Ended March 31,
                                               ---------------------------
                                                   1998            1997
                                                   ----            ----
Product Sales:
   Negative and positive electrodes           $  7,710,893    $  8,273,418
   Battery packs                                   246,652       2,218,556
   Machine building                                148,300       1,648,700
                                              ------------    ------------
                                              $  8,105,845    $ 12,140,674
                                              ============    ============
Royalties:
   Battery technology                         $  1,775,699    $    915,001
   Optical memory technology                        49,656         204,073
                                              ------------    ------------
                                              $  1,825,355    $  1,119,074
                                              ============    ============
 Revenues from Product Development Agreements:
   Photovoltaics                              $  1,431,412    $    842,290
   Battery technology                            7,702,140       1,606,794
   Microelectronics                                963,037         687,249
   Hydrogen                                        535,807         488,590
   Other                                           329,386         209,860
                                              ------------    ------------
                                              $ 10,961,782    $  3,834,783
                                              ============    ============
License and Other Agreements:
   Battery                                    $    900,000    $  4,246,000
   Microelectronics                                --               80,645
                                              ------------    ------------
                                              $    900,000    $  4,326,645
                                              ============    ============

NOTE C - Non-Refundable Advance Royalties

      At March 31, 1998 and June 30, 1997, the Company deferred recognition of revenues relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                                  March 31,       June 30,
                                                    1998            1997
                                                    ----            ----
       Battery                                   $1,647,592     $1,647,592
       Optical Memory                             2,115,810      2,043,894
                                                 ----------     ----------
                                                 $3,763,402     $3,691,486
                                                 ==========     ==========

NOTE D - Net Loss Per Share

      In the three months and nine months ended March 31, 1998, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share. The adoption of this Statement did not have any impact on the Company since there were net losses in all of the current periods. Weighted average number of shares outstanding and basic loss per share for the three months and nine months ended March 31, 1998 and 1997 are computed as follows:

                                Three Months Ended        Nine Months Ended
                                     March 31,                March 31,
                                  ---------------        ------------------
                               1998         1997         1998          1997
                                   (Unaudited)              (Unaudited)
 AVERAGE NUMBER OF SHARES
    OUTSTANDING             10,931,636   10,745,713    10,837,143    10,714,176
                            ==========   ==========    ==========    ==========

 NET LOSS                  $(3,778,997) $(7,128,392) $(11,582,882) $(13,046,006)
                           ===========  ===========  ============  ============
 NET LOSS PER SHARE        $      (.35) $      (.66) $      (1.07) $      (1.22)
                           ===========  ===========  ============  ============


      Basic and diluted net loss per share are the same for each of these periods. Outstanding stock options were not treated as common shares as they were not anti-dilutive.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 1997 and is qualified in its entirety by the foregoing. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of results to be expected in future periods.

                      Forward-Looking Information

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. These forward-looking statements concern, among other things, the
Company's expectations, plans and strategies for the development and commercialization of products based on its technologies and are generally identified by the use of such terms as "intends," "expects," "plans," "projects," "estimates," "anticipates," "should" and "believes."

      The Company's future business prospects are substantially dependent upon the ability of the Company, its joint venture partners and licensees to develop, manufacture and sell products based on the Company's technologies. Any revenues or profits which may be derived
by  the  Company  from  license  and  joint  venture   agreements  will  be
substantially dependent upon the willingness and ability of the Company's licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies. Additional development efforts will be required before certain products based on the Company's technologies can be manufactured and sold commercially. There can be no assurance that certain products based on the Company's technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance or that competing products and technologies will not render products based on the Company's technologies obsolete or noncompetitive. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes.

     The Company cautions that the foregoing factors, as well as other factors discussed in this Quarterly Report and in other documents and reports filed by the Company with the Securities and Exchange Commission pursuant to the requirements of the federal securities laws, could cause the actual facts and conditions that may exist in the future to vary materially from the assumed facts and conditions upon which the forward-looking statements contained herein are based. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events or otherwise.


                         Results of Operations

Three months ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

      The Company had a net loss for the three months ended March 31, 1998 of $3,779,000 compared to a net loss of $7,128,000 for the three months ended March 31, 1997. The loss is primarily due to (i) ongoing battery product development and (ii) losses related to electrode production.

     Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 13% in the quarter ended March 31, 1998 compared to the same quarter in the previous year. Battery electrode sales were $2,819,000 in the March 1998 quarter compared to $2,814,000 in the March 1997 quarter. Higher product volumes of negative electrodes were partially offset by lower negative electrode prices and reduced sales of positive electrodes as GM Ovonic ramps up its production of positive electrodes. Battery pack sales decreased to $44,000 in the March 1998 quarter from $137,000 in the March 1997 quarter as GM Ovonic (Ovonic Battery's principal customer for battery packs) ramps up its production of battery packs. There were no revenues from machine building in the March 1998 quarter, compared to $335,000 in the same period last year, principally because machine- building projects for GM Ovonic were completed for that time period.

      Royalties increased 141% to $730,000 in the three months ended March 31, 1998 from $303,000 in the three months ended March 31, 1997, primarily due to the issuance in Japan of a basic patent recognizing the fundamentals that make NiMH batteries commercially feasible. The volume of NiMH batteries being sold is increasing substantially; however, the royalties the Company receives are adversely affected by lower sales prices and unfavorable exchange rates with the Japanese yen. Royalties from ECD's optical memory technology were significantly lower than the year earlier quarter due to lower sales of phase-change dual ("PD") disks in 1998.

      The 129% increase in revenues from product development agreements to $3,949,000 in the three months ended March 31, 1998 from $1,725,000 in the three months ended March 31, 1997 was due to substantially increased revenues from a new multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,953,000 in the quarter ended March 31, 1998) and from contracts with the National Institute of Standards and Technology ("NIST") ($382,000 in the quarter ended March 31, 1998) in the Company's battery and optical memory technologies. Revenues from product development agreements and research and development for ECD's photovoltaic technology increased $405,000 (136%).

      The Company has $13,463,000 in unrecognized revenues outstanding under product development agreements with U.S. government or other agencies or companies, of which $7,133,000 is subject to the normal availability of funding by the applicable agency. Based on these product development agreements, and on scheduled funding and performance, without giving effect to any new product development agreements which may be entered into during the remainder of the year ended June 30, 1998, $5,955,000 additional revenue is expected to be recorded in revenues from product development agreements for the remainder of the year ending June 30, 1998.

      Revenues from license and other agreements were $600,000 in the three months ended March 31, 1998 relating to a technology transfer agreement with Sovlux and the Chepetsky Mechanical Plant, an enterprise of the Russian Ministry of Atomic Energy.

      The Company incurred a total of $7,269,000 in the quarter ended March 31, 1998 for product development (funded and unfunded) compared to $5,434,000 in the same quarter in the prior year. This planned increase in expenditures for product development was primarily for continued development of the Company's "family of batteries" products. The increased spending of $1,835,000 for product development was more than paid for by the $2,223,000 increase in revenues from product development agreements.

      Other revenues increased by $473,000 in the three months ended March 31, 1998 due to increased billings for work performed for Ovonic Battery licensees.

      The decrease in cost of product sales from $4,214,000 in the three months ended March 31, 1997 to $3,215,000 in the three months ended March 31, 1998 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. The Company has made progress in its efforts to reduce product costs, and the loss on product sales decreased from $927,000 in the 1997 quarter to $352,000 in the 1998 quarter. The Company's cost reduction efforts continue to be focused on: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize
downtime  and  increase  capability;   and  improving  the  preventive
maintenance program to reduce unplanned downtime.

      Expenses were incurred in 1998 and 1997 in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary NiMH battery technology. The reduction in expense from $1,275,000 in the three months ended March 31, 1997 to $92,000 in the three months ended March 31, 1998 relates to the successful conclusion of litigation involving Matsushita Battery Industrial Co., Ltd.
("MBI") in December 1997.

      The decrease in operating, general and administrative expenses from $2,079,000 in the three months ended March 31, 1997 to $1,970,000 in the three months ended March 31, 1998 was primarily due to increased allocations in 1998 to cost of revenues from product development agreements.

      The decrease in other income from $298,000 in the three months ended March 31, 1997 to other income of $29,000 in the three months ended March 31, 1998 was due principally to decreased interest income in 1998.


Nine months ended March 31, 1998 Compared to Nine Months Ended March 31, 1997
-----------------------------------------------------------------------------

      The Company had a net loss for the nine months ended March 31, 1998 of $11,583,000 compared to a net loss of $13,046,000 for the nine months ended March 31, 1997. The loss is primarily due to (i) ongoing battery product development; (ii) losses related to electrode production; and (iii) ongoing protection of the Company's technologies. Excluding revenues from license and other agreements, which are non-recurring, the net loss was reduced from $17,373,000 for the nine months ended March 31, 1997 to $12,483,000 for the nine months ended March 31, 1998.

     Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 33% in the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. Battery electrode sales decreased to $7,711,000 in the nine months ended March 31, 1998 from $8,273,000 in the nine months ended March 31, 1997, primarily due to lower negative electrode prices. Battery pack sales decreased 89% to $247,000 from $2,219,000 as GM Ovonic, formally the Company's principal battery pack customer, ramps up its production of battery packs. Revenues from machine building were $148,000 in the nine months ended March 31, 1998 down from $1,649,000 in the nine months ended March 31, 1997, principally because machine-building projects for GM Ovonic were completed for that time period.

      Royalties increased 63% to $1,825,000 in the nine months ended March 31, 1998 from $1,119,000 in the nine months ended March 31, 1997 primarily due to the issuance in Japan of a basic NiMH battery patent in August, 1997. The volume of NiMH batteries being sold is increasing substantially; however, the royalties the Company receives are adversely affected by lower sales prices and unfavorable exchange rates with the Japanese yen. The Company also experienced lower levels of royalties from ECD's optical memory technology in 1998 due to lower sales of PD disks.

      The 186% increase in revenues from product development agreements to $10,962,000 in the nine months ended March 31, 1998 from $3,835,000 in the nine months ended March 31, 1997 was due to substantially increased revenues from a new multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($4,707,000 in the nine months ended March 1998), from a contract with the United States Advanced Battery Consortium ("USABC") ($1,759,000 in the nine months ended March 31, 1998) and from contracts with NIST in the Company's battery and optical memory technology ($605,000 in the nine months ended March 31, 1998). Revenues from product development agreements and research and development for ECD's photovoltaic technology increased $589,000 (70%).

      Revenues from license and other agreements decreased from $4,327,000 in the nine months ended March 31, 1997 to $900,000 in the nine months ended March 31, 1998. 1997 revenues included license fees of $2,000,000 from Sanoh Industrial Co., Ltd., $1,000,000 from LG Chemical, Ltd. and $1,246,000 from Canon, Inc. in connection with license agreements with these companies. 1998 license fees of $900,000 relate to a technology transfer agreement with Sovlux and the Chepetsky Mechanical Plant in Russia.

      The Company incurred a total of $20,935,000 in the nine months ended March 31, 1998 for product development (funded and unfunded) compared to $14,474,000 in the nine months ended March 31, 1997. This planned increase in expenditures for product development was primarily for continued development of the Company's "family of batteries" products. The increased spending of $6,461,000 for product development was more than paid for by the $7,127,000 increase in revenues from product development agreements.

      Other revenues increased by $1,380,000 in the nine months ended March 31, 1998 due to increased billings for work performed for Ovonic Battery licensees.

     The decrease in cost of product sales to $9,174,000 in the nine months ended March 31, 1998 from $13,896,000 in the nine months ended March 31, 1997 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. The
Company has made progress in its effort to reduce product costs and its cost reduction efforts are focused on: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize downtime and increase capability; and improving the preventive maintenance program to reduce unplanned downtime.

      Expenses were incurred in 1998 and 1997 in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. The reduction in expense from $2,431,000 in the nine months ended March 31, 1997 to $294,000 in the nine months ended March 31, 1998 relates to the successful conclusion of litigation involving MBI in December 1997.

      Operating, general and administrative expenses decreased to $4,984,000 in the nine months ended March 31, 1998 from $5,315,000 in the nine months ended March 31, 1997 primarily due to increased allocations in 1998 to cost of revenues from product development agreements.

      The change from other income of $963,000 in the nine months ended March 31, 1997 compared to other income of $327,000 in the nine months ended March 31, 1998 was due principally to decreased interest income in 1998.

                    Liquidity and Capital Resources

      As of March 31, 1998, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $5,277,000, a decrease of $10,053,000 from June 30, 1997. In addition, the Company had current accounts receivable at March 31, 1998 of $10,729,000, a decrease of $1,881,000, compared to $12,610,000 at June 30, 1997 due to the collection of a large receivable for a one-time license fee. As of March 31, 1998, the Company had consolidated working capital of $12,264,000 compared with a consolidated working capital of $23,161,000 as of June 30, 1997.

      The Company continues its strategies to commercialize its products through strategic alliances by forming joint ventures or license agreements with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes.

      During the nine months ended March 31, 1998, $8,793,000 of cash was used in operations. The difference between the net loss of $11,583,000 and the net cash used in operations was principally due to depreciation expense and a decrease in accounts receivable, partially offset by an increase in inventories. In addition, during this period $980,000 of machinery and equipment was purchased or constructed for the Company's operations.

      During the next 12 months, Ovonic Battery is considering the purchase of up to $4,000,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. Contracts with industry partners include a multi-year, multi-task program with General Motors to develop batteries for electric and hybrid electric vehicle applications. This program, which is currently funded on a monthly basis, builds upon the Company's earlier investments to develop a family of batteries and is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Three contracts awarded to the Company by NIST under three Advanced Technology Programs ("ATP") will also provide significant cashflows. One contract was awarded to Ovonic Battery to develop the next generation of high energy density NiMH batteries using low-cost magnesium-based  hydrogen storage  materials.  The other two NIST contracts were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase-change technology and for further development of the optical memory phase-change products. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      In April 1998, the Company entered into a one-year financing agreement with Standard Federal Bank for a line of credit of up to $5,000,000. This financing bears an interest rate of prime plus 1/2%, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth.

      In April 1998, the Company also recently entered into a $6,000,000 credit arrangement with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment, (resulting in $1,200,000 net cash to the Company), has a three-year term at the expiration of which the Company will be required to purchase the equipment for 10% of the original cost. The second component provides for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996; at the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost.

      On April 22, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for the sale of two million shares of ECD Common Stock and two million warrants to purchase two million shares of ECD Common Stock in the form of two million units, each unit consisting of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock.

      The Company is actively pursuing its strategy to form strategic alliances to further commercialize its products. While the Company is in negotiations with a number of companies which could provide additional revenue under license and other agreements for the Company in the coming year, it is unable to predict, if any, the amount of such revenue.

      The Company was issued a basic patent in Japan in August, 1997 specifying the fundamentals that make NiMH batteries commercially feasible. The issuance of this patent has resulted in higher royalty revenue and is expected to result in the payment of higher running royalties in the future based upon current production rates and selling prices of batteries produced in Japan by licensees. Other than the foregoing, the Company is not aware of other events or circumstances that would allow it to forecast royalty revenues significantly higher or lower for the next twelve months.

      The Company is also actively negotiating new machine-building contracts that could provide revenues in the coming year and beyond. Machine building is cyclical but an important part of the Company's business. As of March 31, 1998, the Company had no backlog of machine-building contracts.

      The amount of cash to be received under existing product development agreements for the remainder of the year ending June 30, 1998 is anticipated to be approximately $5,900,000. The amount of cash for royalties (which are recognized for revenue purposes on an accrual basis) to be received for the remainder of the year ending June 30, 1998 is expected to be, based on historical trends, approximately $62,000.

      License fees are non-recurring, and while the Company is engaged in negotiations with a number of companies, the outcome of these negotiations is difficult to predict. Therefore, the Company is unable to predict the amount of cash from license fees, if any, to be received during the remainder of the year ending June 30, 1998.

      Management believes that funds generated from operations and existing cash and investment balances, along with agreements currently under negotiation and the proceeds from the securities offered by the Company pursuant to the Registration Statement filed by the Company on April 22, 1998, will be adequate to fund its operations and to support and finance planned capital expenditures and company-sponsored research and development programs over the coming year.

                      PART II - OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders of the Company held on February 19, 1998 (the "Meeting"), the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:
                                         For          Withheld

       Stanford R. Ovshinsky        14,498,500        227,499
       Iris M. Ovshinsky            14,505,058        220,941
       Robert C. Stempel            14,502,815        223,184
       Nancy M. Bacon               14,528,295        197,704
       Umberto Colombo              14,367,563        358,436
       Hellmut Fritzsche            14,514,635        211,364
       Joichi Ito                   14,374,702        351,297
       Seymour Liebman              14,529,443        196,556
       Walter J. McCarthy, Jr.      14,510,954        215,045
       Florence I. Metz             14,510,529        215,470
       Haru Reischauer              14,351,838        374,161
       Nathan J. Robfogel           14,509,339        216,660
       Stanley K. Stynes            14,485,829        240,170

      At the Meeting, the stockholders approved a proposal to increase the number of authorized shares of the Company's Common Stock from 15,000,000 to 20,000,000 with 7,950,596 Common Stock votes and 5,497,825 Class A Common Stock votes cast for the proposal. There were 536,401 Common Stock votes cast against the proposal and 97,495 Common Stock abstentions.

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accounts for the fiscal year ending June 30, 1998 which passed with 14,511,325 votes for, 155,501 votes against and 59,173 abstentions.

Item 5.Other Information

      On April 23, 1998, United Solar Systems Corp. ("United Solar"), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan, and Sky Station International, Inc. ("Sky Station") announced the formation of a new joint venture, Sky Solar, L.L.C., to manufacture photovoltaic ("PV") products for stratospheric platforms and space satellites. The venture is owned 60% by United Solar, which is contributing its proprietary PV technology to the venture, and 40% by Sky Station which is to provide the funding to optimize
United Solar's technology for stratospheric and space ("strato-space") applications and for construction of a dedicated strato-space PV production line. In connection with this agreement, substantial amounts of the funding will be used for the development and construction of the equipment which will be subcontracted by United Solar to ECD to produce the PV products for these platforms and satellites. Final contracts for the development and construction of this equipment are pending the successful completion of Sky Station's funding.

Item 6.Exhibits and Reports on Form 8-K

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


                              Energy Conversion Devices, Inc.
                              (Registrant)



                          By: /s/ Stephan W. Zumsteg
                              Stephan W. Zumsteg
Date: May 8, 1998             Treasurer





                          By: /s/ Stanford R. Ovshinsky
                              Stanford R. Ovshinsky
Date: May 8, 1998             President and Chief Executive Officer