Form 10-K
period 1998-06-30
ENERGY CONVERSION DEVICES INC
filed 1998-10-09
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the fiscal year ended      June 30, 1998
                         -------------------------------------------------------
                                      OR

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

      The aggregate market value of stock held by non-affiliates (based upon the last sale price of such stock on the NASDAQ National Market System on September 28, 1998) was approximately $69 million. As of September 28, 1998, there were 219,913 shares of the Company's Class A Common Stock and 12,595,345 shares of the Company's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                  PART I

Item 1: Business
------- --------
                                 OVERVIEW

      Energy Conversion Devices, Inc. (the "Company") is a leader in the synthesis of new materials and the development of advanced production technology and innovative products. The Company was founded by Stanford R. Ovshinsky and Iris M. Ovshinsky. Under the direction of Stanford R. Ovshinsky, principal inventor, the Company has pioneered the development of products and production technology based on amorphous and related materials, with an emphasis on alternative energy and advanced information technologies. Unlike the simple, ordered, three-dimensional arrays found in most crystalline materials, the Company's proprietary synthetic materials--Ovonic materials--are designed to exploit unique properties that result from engineered chemical and structural disorder. Ovonic materials make possible the development and commercialization of new products with unique chemical, electrical, mechanical and optical properties and superior performance characteristics.

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

      The Company has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies. It has developed the enabling proprietary core technologies in the important fields of energy storage (nickel metal hydride ("NiMH") batteries), energy generation (thin-film, flexible, low-cost photovoltaic (solar) products) and information storage and retrieval (phase-change optical memory technology used in rewritable compact disks ("CD-RW") and rewritable digital versatile disks ("DVDs"). The Company is currently engaged in manufacturing and selling its proprietary
products  on  its  own,  through  its  joint  venture  companies  as  well   as
through licensing arrangements with major companies throughout the world. In addition, in support of these activities, the Company is engaged in research and development as well as in designing and building production machinery. The Company has recognized the need to protect its technology and maintains an extensive patent portfolio consisting currently of 354 issued United States patents and 846 foreign counterparts. The patent portfolio includes numerous basic and fundamental patents covering amorphous and related materials as well as patents covering products and production technologies.

     The Company conducts its battery business through its 93.5%-owned subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"). Honda Motor Company, Ltd. ("Honda") and Sanoh Industrial Co., Ltd. ("Sanoh") own approximately 6.5% of the outstanding stock of Ovonic Battery. Sanoh has been a shareholder in Ovonic Battery since 1993 and Honda acquired its interest in 1996.

      The Company has two significant joint ventures in the field of alternative energy, GM Ovonic L.L.C. ("GM Ovonic") and United Solar Systems Corp. ("United Solar"). GM Ovonic was established to manufacture and commercialize Ovonic NiMH rechargeable batteries for electric vehicle ("EV") and hybrid electric vehicle ("HEV") applications. Ovonic Battery owns a 40% equity interest in GM Ovonic and General Motors Corporation ("General Motors") owns a 60% equity interest. All significant manufacturers of consumer NiMH batteries are manufacturing products under license from the Company. NiMH batteries have become the battery of choice in consumer electronics and in the automotive industry worldwide for EVs and HEVs.

      The Company and Canon Inc. of Japan ("Canon") each own a 49.98% equity interest in United Solar, a joint venture formed for the continued development, manufacture and sale of photovoltaic ("solar energy") products under license from the Company. Through United Solar, the Company has been producing solar shingles that are gaining in popularity as well as other photovoltaic products which have been described as a major breakthrough by the U.S. Government.

      In the field of information technology, the Company's Ovonic phase-change rewritable optical memory technology, already being used in phase-change dual ("PD") and CD-RW systems, has been chosen for use in the emerging DVD rewritable optical disk systems. The international standards for rewritable DVD media and systems, designed by major optical disk manufacturers, specify the use of the Company's phase-change optical memory technology. The Company's licensees in this area include Matsushita Electric Industrial Co., Ltd. ("Matsushita/ Panasonic"), Sony Corporation ("Sony"), Toshiba Corporation ("Toshiba"), Asahi Chemical Industry Co., Ltd. ("Asahi"), Hitachi, Ltd. ("Hitachi"), Plasmon Limited ("Plasmon"), Toray Industries, Inc. ("Toray"), TDK Corporation ("TDK"), and Teijin, Limited ("Teijin").

      The Company is developing a non-volatile thin-film semiconductor memory technology based on its proprietary phase-change materials that can have a wide variety of computer applications and is intended to replace conventional DRAM and Flash EEPROM semiconductor memory devices.

      The Company has entered into a variety of other strategic alliances and license agreements for the commercialization of its technologies.

      Certain technical terms used herein are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this Item 1.

                             MAJOR BUSINESSES

      The Company's business strategy has been to provide new and enabling technologies for use in the fields of alternative energy and information technologies. This strategy has produced inventions of unique, proprietary and cost-effective products and production processes.

      Energy activities, specifically in the areas of rechargeable batteries and photovoltaic systems, represent a major element of the Company's business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. The Company's battery and photovoltaic technologies continue to gain worldwide recognition, particularly in light of sustained concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns involving military action and international political and economic instability, balance of payments and the need for healthy economic growth.

Energy Storage.

      Rechargeable Batteries. The Company's Ovonic Battery subsidiary has developed the proprietary NiMH battery technology using Ovonic materials which has achieved recognition by major battery manufacturers throughout the world. The Company believes that all commercial NiMH batteries are covered by the Company's basic patents. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic NiMH batteries, with 49 issued United States patents and 227 foreign counterparts, including a basic patent in Japan, issued in 1997, corresponding to United States patent No. 4,623,597, specifying the fundamentals that make NiMH batteries commercially feasible. Additional United States and foreign patent applications are in various stages of preparation and prosecution.

      Ovonic NiMH batteries are being manufactured and sold throughout the world by major international companies under licensing and joint venture arrangements with the Company. Ovonic Battery is also in volume production of the NiMH battery negative electrodes for sale to its licensees and its GM Ovonic joint venture.

      Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium ("Ni-Cd") or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic NiMH batteries are made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics, EVs, HEVs and fuel cell vehicles, including electric two- and three-wheeled vehicles, power tools, utility applications and industrial batteries.

      During the fiscal year ended June 30, 1998, Ovonic Battery produced negative and positive electrodes for sale to certain licensees for assembly into complete batteries for consumer, EV and HEV applications. Ovonic Battery also has produced batteries for EV and HEV applications engineered and designed for volume production. The Ovonic NiMH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries. Ovonic Battery continues to further improve the performance characteristics of its Ovonic NiMH batteries.

      In October 1997, Ovonic Battery was awarded a contract by the U.S. Department of Commerce through its National Institute of Standards and Technology Advanced Technology Program ("ATP"). Ovonic Battery, along with several industry partners, has as its objective the development of the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials and novel production technologies under this multi-year, multi-million dollar cost-sharing program.

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

      Rechargeable Portable Electronics and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products--such as cellular telephones, portable computers and cordless tools--has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries are capable of having an energy density of over 90 watt-hours/kilogram. Technology improvements have led to a demonstration of energy density in excess of 100 watt-hours/kilogram in prototype batteries with even higher energy densities in the process of development.

      Ovonic NiMH batteries offer a convenient "drop in" replacement for Ni-Cd batteries in portable electronic and household appliances. Consumer and governmental awareness that cadmium contained in Ni-Cd batteries can cause serious health problems has begun to move the industry away from Ni-Cd batteries. The desire of the battery industry to be cadmium-free is also a major factor in the growing interest in Ovonic NiMH batteries.

      Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Ovonic Battery's proprietary battery technology has been licensed for consumer battery applications to GP Batteries International Limited ("GP Batteries") (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG ("Varta"), Europe's largest battery company; Sovlux Co. Ltd. ("Sovlux"), the Company's joint venture in Russia; Harding Energy Inc. ("Harding"); Eveready Battery Company, Inc. ("Eveready") (formerly Gates Energy Products, Inc.), the largest United States rechargeable consumer battery
company;   Walsin  Technology  Corporation  ("Walsin")   and   Nan  Ya  Plastics
Corporation

("Nan Ya") (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; Samsung Electronics Co., Ltd. ("Samsung") and LG Chemical, Ltd. ("LG Chem"), leading Korean companies; Canon, Hitachi Maxell, Ltd. ("Hitachi Maxell"), Furukawa Battery Co., Ltd. ("Furukawa") and Matsushita Battery Industrial Co., Ltd. ("MBI"), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer battery applications by three major consumer battery manufacturers based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. ("Saft Group") and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

      Electric, Hybrid Electric and Fuel Cell Vehicle Batteries. The strategic importance of EVs and HEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion and dependence on imported oil.

      Most of the world's major automobile manufacturers have active programs underway to develop and commercially market EVs and HEVs. General Motors introduced the EV1, the first modern limited-production car designed from the ground up to be an electric vehicle, in the Fall of 1996 at Saturn dealerships in the Los Angeles and San Diego, California, and Phoenix and Tucson, Arizona, areas. General Motors announced that Ovonic NiMH batteries manufactured by GM Ovonic became available in limited quantities in the Chevrolet S-10 electric pickup truck in late 1997 and will be available in the EV1 during 1999. Since Ovonic NiMH battery technology provides two to two-and-a-half times the driving range as the same mass of lead acid batteries, the NiMH battery has become the battery of choice for several major automobile manufacturers as they prepare to commercialize and market EVs and HEVs.

      General  Motors  featured  Ovonic  NiMH  batteries  at the North  American
International Auto Show in January 1998 as the enabling technology for EV, HEV and fuel cell vehicles and as part of General Motors' Advanced Technology Vehicles presentation.

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

      GM Ovonic is engaged in manufacturing of NiMH batteries at its facility in Troy, Michigan, and its wholly-owned subsidiary, Ovonic Energy Products, Inc.,
has  opened  a  plant  in  Kettering  (Dayton),   Ohio, approximately  10 times
larger than its Troy plant, for the production of advanced NiMH batteries. GM Ovonic is producing NiMH batteries for EVs manufactured by General Motors and will also make the batteries available to other original equipment manufacturers for use in their advanced technology vehicles.

      Other EV Business Agreements. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of EV batteries and related products outside of the United States with Hyundai Motor Company ("Hyundai"), Varta, Nan Ya and GP Batteries. Hyundai, GP Batteries and Sovlux Battery have restricted rights to sell EV batteries in North America. Varta's license includes the right to manufacture EV batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group is licensed under a royalty-bearing license agreement for the manufacture and sale of EV batteries in the United States.

      During 1997, Ovonic Battery developed a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of EVs and HEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. This Company-sponsored development was based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of capacities. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Ovonic Battery is positioning itself to offer the industry a high power, durable, high charge/discharge rate NiMH battery. Ovonic NiMH batteries for HEVs are being reviewed with a variety of potential customers. This "Family of Batteries" was presented to General Motors and has led to an Ovonic Battery production development program that is a multi-million, multi-year, multi-task activity of significant value to the Company. This program is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Both EV and HEV types of NiMH batteries are included in the program with the objective of increasing the energy density of future batteries as well as reducing their size and cost.

      Ovonic Battery's HEV battery, developed under its "Family of Batteries" program, meets specifications set by the Partnership for Next Generation of Vehicles, a program among Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford"), General Motors and the U.S. Department of Commerce. Ovonic NiMH batteries tested for HEVs have the following present performance characteristics:

              Specific Energy:          70 watt-hours/kg.
              Peak Power:               625 watts/kg.
              Regenerative Power:       600 watts/kg.

      The United States Advanced Battery Consortium ("USABC"), a partnership among Ford, General Motors and Chrysler, with funding participation from the United States Department of Energy ("DOE") and the Electric Power Research Institute formed in 1991 to develop promising battery technologies for EVs, has stated that the only battery technology with the capability to meet or exceed USABC's mid-term goals for EV battery performance is NiMH. Ovonic Battery has designed and built cells and modules for independent evaluation by USABC as well as testing advanced prototype batteries with favorable results.

                  USABC Mid-Term
                  Major Technical    Current Ovonic     Next Generation
Characteristic    Goals              Performance(1)     Battery Performance(2,3)
--------------    -----------------  -----------------  -----------------------
Energy Density    80 watt-hours/kg.  80 watt-hours/kg.  90-95 watt-hours/kg.

Power Density     150 watts/kg.      180 watts/kg.      > 200 watts/kg.

Cycle Life        600 cycles         600 cycles         1000 cycles

Life              5 years            10 years           10 years

100% Recharge     6 hours or less    1 hour (60% in 15  1 hour (60% in 15
Time                                 minutes)           minutes)



(1) Indicates independently verified performance with the exception of life, which is projected. Based on this battery performance, purpose-built EVs have already achieved:

          o   More than 370 miles on a single charge
          o   0 to 60 mph acceleration in 8 seconds
          o   Battery lifetime projected to be equal to the life of the vehicle
          o   Battery quick charge to 60% of its capacity in 15 minutes

      Moreover, the Ovonic NiMH battery is robust, free of lead, cadmium and other environmentally hazardous substances and is maintenance free.

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

      Powered by Ovonic NiMH batteries, a Solectria Sunrise four-passenger prototype EV sedan traveled from Boston to New York City on a single charge in October 1997. The Sunrise EV, with a prototype composite body, was equipped with a 30 kWh Ovonic NiMH battery pack. A total of 28.3 kWh was used from the pack to travel the 216 miles at an average speed of 55 with the driver, one passenger and their luggage on board.

      A Solectria Force four-passenger sedan, powered by Ovonic NiMH batteries, achieved a range of 225 miles on a single charge and won first place, for the fifth consecutive year, in the production category of commercially-available electric vehicles at the Tour de Sol Road Rally in May 1998.

      To illustrate the lower cost operation of battery-powered electric vehicles, a four-door Chevrolet Geo Metro with a gasoline engine was matched against a Solectria Force (the electric version of the Geo Metro) to measure the operating efficiencies of the two vehicles over a 23.5-mile route through mid-town Manhattan (New York City) at the 1998 Tour de Sol. Based upon a central power plant efficiency rate of 51%, a power transmission efficiency rate of 92%, a battery charger efficiency rate of 90% and a battery energy efficiency rate of 90%, the electric car's use of 2.87 kWh of electricity was the equivalent of 0.27 gallons of gasoline. The gasoline-fueled car used 2.28 gallons of gasoline. The gasoline Geo Metro achieved 10.3 miles per gallon, while the Solectria Force returned an 87 miles-per-gallon equivalent. At $1.00 per gallon, it cost $2.28 for the Geo Metro's gasoline and the equivalent of $.27 to power the Solectria.

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

      The Company has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Walsin, Sanoh and Nan Ya.

      Sanoh, a licensee in Japan, is expanding its production of NiMH batteries for two-wheeled electric vehicle applications at its plant in Koga, Japan. Among Sanoh's customers are large manufacturers of electric scooters and bicycles such as Honda who has announced plans to introduce new products.

      Ovonic Battery and Sanoh established Sanoh Ovonic Power Systems Corporation ("Sanoh Ovonic") in December 1997, a joint venture owned 45% by Ovonic Battery and 55% by Sanoh, for the manufacture and sale of Ovonic NiMH batteries for electrically-powered two- and three-wheeled vehicles. Due to Sanoh's commitment of resources to the launch of NiMH battery production for electric scooters in Japan, Sanoh Ovonic has not become operational.

      In February 1998, EV Global Motors ("EVG"), founded by Lee Iacocca, and the Company announced a strategic alliance to cooperate in further development and commercialization of light EVs using EVG vehicles and the Company's energy storage technologies. In forming this strategic alliance, the Company and EVG exchanged shares of their Common Stock. EVG also transferred to the Company certain shares of the Common Stock of Unique Mobility Corp. ("Unique Mobility") held by EVG. Unique Mobility is a leader in the development and manufacture of highly efficient, power dense, permanent motors and controls primarily for application in EVs and HEVs.

     Sovlux Battery. In March 1998, the Company announced the formation of Sovlux Battery, an affiliate of Sovlux, the Company's U.S.-Russian joint venture, owned 50% by the Company and 50% by the Chepetsky Mechanical Plant ("Chepetsky") in Glazov,

Udmurt Republic. Sovlux Battery plans to produce NiMH battery materials and components for sale to Ovonic Battery and its licensees. Sovlux Battery will also manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia.

      The availability of abundant Russian raw materials for the battery, Chepetsky's alloy processing and production expertise, and joint collaboration on battery research and development could provide the potential for substantial reductions in the cost of Ovonic Battery's proprietary NiMH batteries.

      Other Battery Applications. Several licensees of Ovonic NiMH battery technology, such as Sovlux, Canon and GM Ovonic, have been granted rights to manufacture and sell large batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery-operated industrial equipment. There are numerous other applications for Ovonic NiMH batteries where portable energy storage is required or convenient.

Energy Generation (Photovoltaic Technology).

      Photovoltaic ("PV") systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. The Company and its joint venture, United Solar, are leaders in thin-film amorphous photovoltaic technology. The Company has invented a unique proprietary approach to the manufacture of photovoltaic products. Compared to PV products that are produced by other PV technologies, the ECD/United Solar PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. In large volume (100 MW) production, ECD/United Solar's PV products can become price competitive to conventional fuels. The Company's proprietary position in photovoltaics ranges from the invention of materials and the development of products to the design and manufacture of production equipment. The Company and United Solar have more than 165 U.S. patents and numerous foreign counterpart patents in the area of photovoltaic technology.

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

      The Company has developed proprietary technology to reduce the materials cost in a solar cell using the Company's proprietary thin-film, vapor-deposited amorphous silicon ("a-Si") alloy materials. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 100 times less, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar's PV products can be very lightweight, flexible, abuse-tolerant and particularly easy to transport to remote rural areas and install without breakage.

      Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy-conversion efficiency of the multi-cell device and improves performance stability. This unique "triple-junction" approach has resulted in world record efficiencies for the a-Si technology. In August 1998, United Solar was awarded an "R&D 100" award by R&D Magazine for its triple-junction amorphous silicon solar electric module. The magazine's editors and staff, together with outside experts, reviewed thousands of new inventions to determine the 100 most significant advances of 1998.

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

      To further reduce the manufacturing cost of photovoltaic modules, the Company has pioneered the development of and has the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is a half-mile long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach that the Company has pioneered is unique in the industry and has significant manufacturing cost advantages. The Company believes that in high-volume production its photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels. The importance of the Company and United Solar's work in this field has been recognized by the U.S. Department of Energy.

      The Company has formed two joint ventures to manufacture photovoltaic modules and systems and to sell them throughout the world.

      In 1990, the Company and Canon formed United Solar for the continued development, manufacture and sale of Ovonic solar cells under license from the Company. United Solar is owned 49.98% by the Company and 49.98% by Canon.

      Canon has invested over $58 million in United Solar and has provided United Solar with $10 million in loan guarantees. In 1997, Canon entered into an agreement with United

Solar whereby, in consideration of an $11.5 million payment to United Solar, Canon has been permitted, in addition to its exclusive rights to manufacture photovoltaic products in Japan, to expand its rights to manufacture photovoltaic products on a non-exclusive basis in Australia and one country of Europe as determined by Canon.

      United Solar is producing a variety of PV products and selling PV modules and systems throughout the world. United Solar manufactures products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems and marine applications at its facilities in Troy, Michigan.

      Based on research and development conducted at the Company in the early 1980s, the Company and United Solar have developed, and United Solar is manufacturing and selling, unique products for the building industry such as PV shingles and metal roofing products which emulate conventional roofing materials in form, construction, function and installation. In 1996, United Solar received the Popular Science 1996 "Best of What's New" Grand Award and, in 1997, it received the Discover Magazine 1997 "Technology Innovation Award" for its flexible solar shingles.

      United Solar is also building on the Company's development of ultralight weight PV technology and developing PV products for space applications. The global telecommunications revolution is expected to result in the launch of thousands of low earth orbit satellites and high altitude platforms in the next decade which will require lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter than conventional technologies as well as less expensive.

      In April 1998, United Solar and Sky Station International, Inc. ("Sky Station") announced the formation of a new joint venture, Sky Solar, L.L.C. ("Sky Solar"), to manufacture PV products for stratospheric platforms and space satellites. The venture is owned 60% by United Solar which is contributing its proprietary PV technology to the venture, and 40% by Sky Station, which is to provide the funding to optimize United Solar's technology for stratospheric and space applications and for construction of a dedicated PV production line. Sky Station has developed technology that enables the deployment of a network of stationary stratospheric airships at 70,000 feet above the world's major cities to provide broadband telecommunication services. Sky Station will begin funding the activities of Sky Solar upon the successful attainment of Sky Station's required capital for the project.

      In 1997, United Solar completed the upgrade of its manufacturing facility which has more than tripled production capacity. The new machinery and equipment, which was designed and built by the Company under an $8 million order from United Solar, became operational in early 1997. This new machinery and equipment, now in commercial production, incorporates advanced technology and has the capacity to manufacture, on an annual basis, solar cells capable of producing five megawatts of electricity.

      In 1990, the Company also formed Sovlux, a joint venture with State Research and Production Enterprise Kvant ("Kvant") to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company. In 1990, Kvant entered into machine-building contracts with the Company for the construction of 2MW-capacity photovoltaic manufacturing equipment. The equipment has been installed in Sovlux's plant in Moscow. Kvant contributed this equipment to the joint venture in exchange for its ownership interest in Sovlux. In July 1996, the Russian Ministry of Atomic Energy ("MINATOM") agreed to become an equity partner in Sovlux. MINATOM agreed to provide operating capital to enable Sovlux to commence production of photovoltaic products as well as capital for new production equipment to be built by the Company's Production Technology and Machine Building Division. Because of economic conditions in Russia, MINATOM had been unable to fulfil its obligations. The Company's contribution to the venture consists solely of the technology necessary to support Sovlux's operations.

      Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and machinery optimization. Sovlux received two U.S. Government contracts in 1998 in connection with certain of its operations. However, Sovlux has not been able to commence volume production of photovoltaic products due to MINATOM's inability to provide operating capital and current economic conditions in Russia.

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

      In June 1998, the Company was awarded a new cost-sharing program by DOE and NREL to further advance the Company's proprietary roll-to-roll PV manufacturing technology. This program is part of the DOE's ongoing initiatives to enhance U.S. leadership in the world PV market through improved PV manufacturing processes and reduced manufacturing costs.

      Another new cost-sharing contract, from DOE's Thin-Film Partnership Program, was awarded to the Company in August 1998. The overall goal of this program is to increase the rate at which the highly efficient "triple-junction" a-Si solar cells are deposited onto the substrate.

      Other Energy Technologies. The Company is conducting various research programs sponsored by U.S. Government agencies to continue the Company's earlier work on the development of high-performance materials for the storage of hydrogen, the design of prototype metal hydride hydrogen storage devices, and the development of integrated renewable hydrogen-generation storage systems. The prototype hydrogen storage devices utilize the Company's proprietary high-performance metal hydride materials and are designed to work with applications such as hydrogen-oxygen fuel cells as well as other applications. These storage devices offer a safe, low pressure, high density alternative to gaseous or liquid hydrogen storage for a variety of transportation, stationary or portable power applications.

      Under a DOE-sponsored program, the Company is developing an integrated renewable hydrogen-generation storage system. This system uses water electrolysis to convert the electricity produced by the Company's multi-junction PV products to hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. The system is being designed for residential or small-scale commercial production of hydrogen which can be used to replace conventional fuels as sources of energy conversion.

Information Technologies.

      The Company has developed a number of key proprietary products and processes in the field of information technology. In the past, products have been developed by the Company for data input (image scanners), data output (copier and laser printer drums), data display and data storage (optical and semiconductor memory devices).

      Optical Memory. The Company is the originator of phase-change rewritable optical memory disk technology. The Company's Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional, removable rigid magnetic disk of the same size. The Company's proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many thousand of times.

      The Company has licensed its phase-change rewritable optical memory technology to 12 companies and expects to license others who are developing phase-change optical memory products. Among the Company's licensees are
Matsushita/Panasonic, Sony, Toshiba, Asahi, Hitachi, Plasmon, Toray, TDK and Teijin. The license agreements provide for royalty payments to the Company based upon sales of phase-change rewritable optical memory disks.

      A "convergence" of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging "convergence" product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives ("DVD-ROM") are commercially available now. The Company's high-capacity phase-change optical memory technology has emerged as the technology of choice for rewritable DVD media. Rewritable DVD media and drives for computer and information technology applications became commercially available in the Summer of 1998.

      The Company's optical memory licensees now producing phase-change optical media, as well as other storage media manufacturers, are expected to become manufacturers of rewritable DVD products. The DVD Forum, comprised of leading manufacturers in the optical disk industry, is targeting a wide range of computer and information technology applications for DVD-RAM disks, including digital television recording, due to their high data storage capacity.

     The Company is also involved in several development programs under cost-sharing contracts awarded by the U.S. Department of Commerce through its National Institute of Standards and Technology Advanced Technology Program ("ATP") relating to the Company's optical memory technologies. Two of these programs involve DVD media. Under one program, the Company is developing a new manufacturing system for DVD media that is expected to increase manufacturing throughput and significantly reduce costs. The other program involves the goal of increasing the storage capacity of DVD-compatible optical storage technologies by a factor of 10 and significantly increasing the data transfer rate, making it possible to store several hours of high-definition television content, or thousands of professional-quality high-resolution still photos, on a single disk.

      The third ATP program in which the Company is involved is for the development of very high data capacity optical tape for affordable rapid access mass data storage products.

      Non-Volatile Semiconductor Memory. The Company, on the basis of its pioneering technology, developed the first non-volatile semiconductor memory, the Ovonic EEPROM, for computer data storage in the 1960s. The Company has advanced and extended that early work and is now developing a proprietary family of high-performance non-volatile semiconductor memory and information processing devices. This technology is designed to provide non-volatile computer data storage with the speed of current, volatile DRAM semiconductor system memory as well as to decrease the cost of production. The technology also offers an opportunity to develop new, fast computer architectures so as to eliminate the use of multiple tiers of memory as well as data transfer bottlenecks caused by the current computer memory hierarchy. By removing the distinction between archival storage and system memory, data can be stored in a non-volatile fashion and "executed in place," resulting in improved computer performance and lower costs of data transfer than those associated with the currently used memory hierarchy. The Company believes that its Ovonic semiconductor memory can, in a single device, replace the multiple memory types of devices which are used in today's personal computers.

      Another application of the technology is intended for use in the rapidly growing Flash EEPROM market. Flash EEPROMs are used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Still another application of the Company's non-volatile semiconductor memory technology can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition. Because the Ovonic semiconductor memory can pro-vide the capability to store more than one bit of information per memory cell, it can allow the fabrication of semiconductor memory with high storage density. An application under development is the use of this semiconductor memory in electronic cash and smart card systems that require information to be stored in an encrypted, secure and tamper-proof manner.

Thin-Film Synthetic Materials

     The Company has developed a range of vapor-deposited thin-film materials and cost-effective roll-to-roll production technologies, including a high-rate microwave plasma chemical vapor deposition ("MPCVD") process. Two major commercial applications for this technology being pursued are high-performance optical coatings and transparent vapor barrier coatings.

      Optical Films. Another important application for transparent thin-film coatings which are deposited using the Company's cost-effective roll-to-roll production technologies is in thin-film optical coatings which selectively absorb, reflect or transmit certain types of electromagnetic radiation. These coatings have a wide range of commercial applications-- from anti-glare screens for computer and television displays to solar-controlled windows for architectural and automotive applications.

      Vapor Barrier Films. The Company's MPCVD process has been applied in the development of a novel, low-cost, transparent vapor barrier coating for plastic beverage containers and flexible packaging films. An extremely thin coating (less than 1 millionth of an inch, or 1/50th of the wavelength of visible light) of the Company's MPCVD amorphous silicon oxide (quartz glass) improved the oxygen and water vapor barrier of commodity and rigid packaging films by about a factor of 100. By blocking oxygen and water vapor transmission, the shelf life of food beverages, pharmaceuticals and other types of sensitive products is extended.

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

                     RESEARCH AND PRODUCT DEVELOPMENT

      The nature of the Company's business has required, and will continue to require, expenditures for research and product development to support the commercial activities of the Company. Such funds have been forthcoming from United States government agencies and the Company's licensees and industrial partners to partially fund these activities. The materials, production technologies and products being developed and produced by the Company, Ovonic Battery and the Company's joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

      The following is a summary of the Company's consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 1998. All of the Company's research and development costs are expensed as incurred.

                            Direct Research and Development Expenditures
                            --------------------------------------------

                                                Year Ended June 30,
                     ------------------------------------------------------------------

                         1998          1997          1996          1995         1994
                         ----          ----          ----          ----         ----

Sponsored            $12,464,256   $ 4,996,632   $ 6,732,570   $ 9,154,263   $6,927,883
by  Licensees,
Government
Agencies and
Industrial Partners

Sponsored by           8,782,943    11,735,861     6,214,848     2,808,219    1,357,341
the Company          -----------   -----------   -----------   -----------   ----------
                     $21,247,199   $16,732,493   $12,947,418   $11,962,482   $8,285,224
                     ===========   ===========   ===========   ===========   ==========


                  SOURCES AND AVAILABILITY OF RAW MATERIALS

      Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on the Company's manufacturing operations.

                       PATENTS AND PROPRIETARY RIGHTS

      Since its founding in 1960, the Company's research and development efforts have focused on amorphous, disordered and related materials, a previously unrecognized field of materials science that has since attracted widespread attention. The Company has established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect carefully those activities. The Company's extensive patent portfolio consists of 354 United States patents and 846 foreign counterparts, including a basic patent in Japan corresponding to United States patent No. 4,623,597 and specifying the fundamentals that make NiMH batteries commercially feasible. The Company's patent portfolio includes numerous basic and fundamental patents applicable to the field of amorphous and related materials. The Company invents not only materials, but also develops low-cost production technologies and high-performance products. The Company's patents, therefore, cover not only materials, but also the production technology and products developed by the Company.

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

                          CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 54 of this Report.

                                   BACKLOG

      The Company has a $1,584,000 backlog of orders as of August 31, 1998 for electrodes. The backlog at August 31, 1997 was $3,700,000 for battery packs, electrodes and machine-building contracts. The Company expects to fill all of its current backlog within the current fiscal year.

                                 COMPETITION

      The principal competitive advantages of the Company are its ownership of fundamental patents and enabling technology which cover products and production technology in the important fields of energy and information as well as its research and development activities. The Company has entered into joint venture or licensing agreements with established industrial companies that the Company believes possess the financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies in the areas of consumer rechargeable batteries, EV and hybrid automotive batteries, scooter batteries, industrial storage batteries, photovoltaics and information technologies.

      The Company competes with firms, both domestic and foreign, that manufacture and sell products, as well as firms that perform research and development. Some of these firms are among the largest industrial companies in the world and have well-established product lines, extensive resources and large research and development staff and facilities.

      The Company is currently engaged in manufacturing and selling its proprietary products through joint ventures and licensing arrangements, as well as through its own divisions and internal production operations. The ability of the Company to maintain its competitive leadership in the future will depend not only on continuing product and technological advances, but also on the strength and ability of the Company's licensees and joint venture partners.

                                  EMPLOYEES

      As of September 18, 1998, the Company had a total of 362 employees, including 195 Ovonic Battery employees. The aforementioned numbers do not include employees of the Company's joint ventures or licensees. The Company considers its relations with its employees to be excellent.


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

      The Company's future business prospects are substantially dependent upon the ability of the Company, its joint venture partners and licensees to develop, manufacture and sell products based on the Company's technologies. Additional development efforts will be required before certain products based on the Company's technologies can be manufactured and sold commercially. There can be no assurance that certain products based on the Company's technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance, or that competing products and technologies will not render products based on the Company's technologies obsolete or noncompetitive.

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

      CD-ROM (CD--Read Only Memory) - a type of data-storage media using a CD format with pre-recorded data which cannot be recorded by the user.

      CD-RW (CD--Rewritable Memory) - a type of data storage media using a CD format employing ECD's proprietary phase-change rewritable optical memory technology capable of being recorded and re-recorded many times.

      Crystalline - having a repeating atomic structure in all three dimensions.

      Cycle Life - the number of times a rechargeable battery can be charged and discharged.

      Disordered - lacking order. Order is defined over some scale of length such as short range, intermediate range or long range and may refer to atomic position (structural order), type of atom (compositional order), or other physical properties such as magnetic and electric polarization and others.

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

      Peak Power - the maximum amount of energy available for a sustained period of time, typically 10 to 30 seconds.

      Phase-Change Rewritable - an optical memory technology invented by the Company in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material between crystalline and amorphous states.

      Photovoltaic (PV) - direct conversion of light into electrical energy.

      Power Density - the amount of power a battery can deliver per unit volume or weight.

      Regenerative Power - the amount of energy made available and returned to the battery by the recovery of kinetic energy.

      Roll-to-Roll Process - a process where a roll of substrate is continuously converted into a roll of product.

      Semiconductor - a class of materials with special electrical properties used to fabricate solar cells, transistors, integrated circuits and other electronic devices.

      Specific Energy - the amount of energy capacity divided by the weight of the battery.

      Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

      Thin Film - a very thin layer of material formed on a substrate.

Item 2: Properties
------- ----------

      A summary of the principal facilities of the Company and Ovonic Battery follows:





                 Location                     Number of
                                              Square Feet
                 --------                     -----------

          The Company:

          1675 West Maple Road, Troy,            31,550
          MI

          1050 East Square Lake Road,
          Bloomfield Township, MI                11,000

          1621 Northwood, Troy, MI               27,480


          Ovonic Battery:

          1864 Northwood, Troy, MI               12,480

          1826 Northwood, Troy, MI               12,480

          1707 Northwood, Troy, MI               27,400

          1334 Maplelawn, Troy, MI               28,100

          1414 Combermere, Troy, MI               9,870
                                                -------
                 TOTAL                          160,360
                                                =======

   Except for the property located at 1050 East Square Lake Road, Bloomfield Township, MI, which is owned by the Company, the foregoing properties, which are generally of brick and block construction, are leased by the Company and, except for the property located at 1334 Maplelawn, Troy, MI, which is subleased to GM Ovonic, are devoted primarily to the product development, pre-production and production activities and administrative and other operations of the Company and Ovonic Battery. Management believes that the above facilities are generally adequate for present operations.

Item 3: Legal Proceedings
------- -----------------

   There are no legal proceedings to which the Company is a party which management believes to be material.


Item 4: Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

   Not applicable.

                                  PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
------- ----------------------------------------------------------------------

      Shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), trade on the NASDAQ National Market System under the symbol "ENER." Shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), are not publicly traded.

      As of September 18, 1998, there were approximately 2700 holders of record of Common Stock and four holders of record of Class A Common Stock.

      The following table sets forth the reported high and low price on the NASDAQ National Market System for the Company's Common Stock for the following quarters:

                                 For the Fiscal Year Ended June 30
                                      (in Dollars Per Share)


                           1999                1998                1997
                       High     Low        High     Low        High     Low
                       -------  -------    -------  -------    -------  -------
First Quarter          $10.25   $5.188     $17.00   $10.50     $22.75   $15.50
through
September 28,
1998

Second Quarter                             $16.875  $11.00     $17.00   $12.375

Third Quarter                              $15.375  $12.125    $15.50   $11.25

Fourth Quarter                             $15.25   $9.125     $17.25   $ 7.25


      The Company has paid no cash dividends in the past and no cash dividends are expected to be paid in the foreseeable future.

      On February 2, 1998, the Company and EV Global Motors Company ("EV Global") entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of the Company's Common Stock and warrants to purchase 133,658 shares of the Company's Common Stock. The Agreement also pro-vided for the transfer to the Company of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. Common Stock, $0.01 par value.

      The warrants are exercisable on or prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      The Company's Common Stock and the warrants were obtained by EV Global in a private transaction under Regulation D, Rule 505 of the Securities Act of 1933.

Item 6: Selected Financial Data
------- -----------------------

     Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                            June 30,
                                             --------------------------------------------------------------------
Revenues:                                        1998          1997          1996          1995           1994
---------                                        ----          ----          ----          ----           ----

Product sales                                 $9,858,343   $ 14,897,144   $14,828,133   $10,298,019   $ 7,366,668
Royalties                                      2,485,981      1,394,872     1,321,117     1,205,036       228,630
Revenues from product development agreements  15,311,416      5,738,877     7,349,195    11,365,708     9,608,224
Revenues from license and other agreements     1,701,134      5,828,648    12,524,262    17,931,852     1,925,000
Other                                          2,200,707      1,718,933     1,289,667       543,143       228,853
                                             -----------   ------------   -----------   -----------    ----------
       TOTAL REVENUES                         31,557,581     29,578,474    37,312,374    41,343,758    19,357,375
                                             -----------   ------------   -----------   -----------    ----------

Net Income(Loss)                            $(16,664,999)  $(17,954,612)  $ 1,054,269   $ 5,605,664   $(3,892,656)
                                            ============   ============   ===========   ===========   ===========

Basic Net Income(Loss) per Common Share     $      (1.50)  $      (1.67)  $       .11   $       .70   $      (.51)

Diluted Net Income(Loss) per Common Share   $      (1.50)  $      (1.67)  $       .10   $       .63   $      (.51)

At year end:
  Total Assets                              $ 51,360,816   $ 37,729,097   $57,129,439   $23,331,019   $10,494,363
  Capitalized Lease Obligations             $  3,967,496   $    585,795   $ 1,853,728   $ 3,012,079   $ 3,484,234
  Working Capital (Deficit)                 $ 29,800,158   $ 23,161,108   $43,524,927   $ 9,310,685   $(2,330,209)
  Stockholders' Equity (Deficit)            $ 34,815,346   $ 26,418,659   $43,734,040   $ 7,899,667   $(4,930,135)







Item 7: Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------

                       Results of Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997
-------------------------------------------------------------

     The Company had a net loss in the year ended June 30, 1998 of $16,665,000 compared to a net loss of $17,955,000 for the year ended June 30, 1997. The loss is primarily due to (1) expensed costs of ongoing battery product development and continued market development; (2) losses related to electrode production as the Company optimizes its product performance; (3) ongoing protection of the Company's technologies and patents; (4) expenses of additional technical, manufacturing and engineering support for GM Ovonic L.L.C. ("GM Ovonic"), the Company's manufacturing joint venture with General Motors Corporation ("General Motors"), in furtherance of initial nickel metal hydride ("NiMH") battery production and ongoing technical assistance to other customers; and (5) development of multi-state electrical memory. The net loss, excluding revenues from license and other agreements, which are non-recurring, was reduced to $18,366,000 for the year ended June 30, 1998 from $23,783,000 for the year ended June 30, 1997.

     Product sales consisting of positive and negative battery electrodes, battery packs and machine building, decreased 34% to $9,858,000 in the year ended June 30, 1998 from $14,897,000 in the year ended June 30, 1997. Sales of negative and positive electrodes decreased $1,537,000, primarily due to lower negative electrode prices and lower shipments to its primary customer. Battery pack sales decreased 82% to $414,000 from $2,333,000 as GM Ovonic, formerly the Company's principal battery pack customer, began its own production of battery packs. Revenues from machine building were $148,000 in the year ended June 30, 1998 down from $1,732,000 in the year ended June 30, 1997 principally due to completion of the machine building projects for GM Ovonic.

     Royalties increased 78% from $1,395,000 in the year ended June 30, 1997 to $2,486,000 in the year ended June 30, 1998 due to the issuance in Japan of a basic NiMH battery patent in August, 1997 to the Company's Ovonic Battery Company Inc. subsidiary ("Ovonic Battery"), causing NiMH battery sales in Japan to be royalty bearing, and due to higher sales of NiMH batteries worldwide. Despite the higher volume of NiMH batteries being sold, the royalties the Company receives were adversely affected by lower sales prices and unfavorable exchange rates with the Japanese yen. The Company experienced lower levels of royalties from ECD's phase-change rewritable optical memory technology in 1998 as the Company's licensees prepared to introduce new types of ECD's phase-change rewritable media products. (See NOTE B - Notes to Consolidated Financial Statements.)

     Revenues from product development agreements increased 167% from $5,739,000 in the year ended June 30, 1997 to $15,311,000 in the year ended June 30, 1998 due to substantially increased revenues from a multi-year, multi-task, multi-million dollar program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($6,995,000 in 1998 compared to $151,000 in 1997) and from contracts with National

Institute of Standards and Technology ("NIST") in the Company's battery and optical memory technologies ($1,797,000 in 1998 compared to $706,000 in 1997). Revenues from product development agreements for ECD's photovoltaic technology increased 84% from $1,169,000 in the year ended June 30, 1997 to $2,156,000 in the year ended June 30, 1998.

     The Company has $18,461,000 in unrecognized revenues outstanding under product development agreements with U.S. government or other agencies or companies. Without giving effect to any new product development agreements which may be entered into in the year ended June 30, 1999 and based upon scheduled funding and performance, $15,479,000 is expected to be recorded in revenues from product development agreements for the year ending June 30, 1999.

     Revenues from license and other agreements decreased to $1,701,000 in the year ended June 30, 1998 from $5,829,000 in the year ended June 30, 1997. 1997 revenues included license fees of $2,000,000 from Sanoh Industrial Co., Ltd., $1,000,000 from LG Chemical, Ltd. and $1,246,000 from Canon, Inc. in connection with license agreements with these companies. 1998 revenues from license and other agreements include fees of $1,500,000 relating to a technology transfer agreement with Sovlux Battery and the Chepetsky Mechanical Plant, an enterprise of the Russian Ministry of Atomic Energy. Revenues from license agreements are non-recurring and are based upon developing new business relationships. The Company is actively pursuing its strategy to form strategic alliances to commercialize its products. It is in negotiations with a number of companies which could provide additional license fees to the Company in the coming year.

     The Company incurred expenses of $28,101,000 ($15,606,000 funded and $12,495,000 unfunded) in the year ended June 30, 1998 for product development compared to expenses of $21,422,000 ($5,871,000 funded and $15,551,000 unfunded) in the year ended June 30, 1997. This planned increase in expenditures for product development was primarily for continued development of the Company's "family of batteries" products. The increased expenses of $6,679,000 for product development were offset by the $9,573,000 increase in revenues from product development agreements.

     Other revenues increased by $482,000 from $1,719,000 in the year ended June 30, 1997 to $2,201,000 in the year ended June 30, 1998 primarily due to increased billings for work performed for licensees of Ovonic Battery, partially offset by certain adjustments reducing revenues in 1998 to reflect a change in estimate of revenues based on information received by the Company pertaining to certain customers and contracts.

     The decrease in cost of product sales to $12,673,000 in the year ended June 30, 1998 from $16,964,000 in the year ended June 30, 1997 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production. The Company has made progress in its effort to reduce product costs and its cost reduction efforts are focused on: improving quality control through increased automation, on-line gauging, improved process monitoring and control, early identification of non-conforming material and operator training; investing in equipment and equipment upgrades to minimize downtime and increase productivity; and improving the preventive maintenance program to reduce unplanned downtime. Despite the progress made in reducing costs, the loss on product sales increased from $2,067,000 in 1997 to $2,815,000 in 1998 due to lower sales and high fixed costs.

     Expenses were incurred in 1998 and 1997 in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. These expenses were reduced to $363,000 in the year ended June 30, 1998 from $3,011,000 in the year ended June 30, 1997 and relate primarily to the successful conclusion of litigation involving Matsushita Battery Industrial Co., Ltd. ("MBI") in December 1997.

     Operating, general and administrative expenses decreased to $6,405,000 in the year ended June 30, 1998 from $6,779,000 in the year ended June 30, 1997 due to increased allocations in 1998 to cost of revenues from product development agreements which offset higher spending.

     Other income of $1,073,000 in the year ended June 30, 1997 compares to other income of $180,000 in the year ended June 30, 1998. The reduction was due principally to decreased interest income in 1998 and the recording of the Company's share of losses of United Solar Systems Corp. ("United Solar") joint venture of $384,000 for 1998 related to the Company's $2,500,000 investment in United Solar in May 1998.

     The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996
-------------------------------------------------------------

     The Company had a net loss in the year ended June 30, 1997 of $17,955,000 compared to net income of $1,054,000 for the year ended June 30, 1996. The change in profitability was primarily due to the gain on the sale of $4,500,000 of Ovonic Battery stock in the prior year, the approximate $6,700,000 reduction in one-time license fees in the year ended June 30, 1997 and the investment by the company of its own funds in the current year to develop a new "family" of Ovonic NiMH batteries.

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

     Product sales increased slightly to $14,897,000 in the year ended June 30, 1997 from $14,828,000 in the year ended June 30, 1996 due to a $5,900,000 increase in 1997 from sales of negative and positive electrodes, offset by a $5,900,000 decrease in machine building revenues as a result of completion of production machinery for GM Ovonic and United Solar.

     Royalties increased to $1,395,000 in the year ended June 30, 1997 from $1,321,000 in the year ended June 30, 1996, primarily due to increases in royalties from battery technology, partially offset by decreases in royalties from phase-change rewritable memory products, as prices of these products decreased pending introduction of newer generation phase-change rewritable products. Royalties from licensees based in Japan were also negatively impacted by the weakness in the Japanese yen. (See NOTE B - Notes to Consolidated Financial Statements).

     Revenues from product development agreements decreased 22% from $7,349,000 in the year ended June 30, 1996 to $5,739,000 in the year ended June 30, 1997 due to reductions in 1997 revenues recognized in government sponsored programs in photovoltaic and battery technologies. This decrease was a result of the U.S. government spending reduction program. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from license agreements decreased 53% to $5,829,000 in the year ended June 30, 1997 from $12,524,000 in the year ended June 30, 1996 due to the reduction in 1997 of battery license agreements. (See NOTE B - Notes to Consolidated Financial Statements.) Revenues from license agreements are non-recurring, and are based upon developing new business relationships.

     The increase in other revenues was due to increased billings in 1997 for services performed by the Company's Central Analytical Laboratory, Production Technology and Machine Building Division, as well as miscellaneous work performed for Ovonic Battery licensees.

     The increase in the cost of product sales to $16,964,000 in the year ended June 30, 1997 from $15,504,000 in the year ended June 30, 1996 was principally due to $945,000 in inventory adjustments for Ovonic Battery, primarily related to obsolescence and changed customer specifications, higher costs related to start-up and expansion of negative electrode production equipment and initiation of positive electrode production in 1997.

     The decrease in cost of revenues from product development agreements in the year ended June 30, 1997 compared to the year ended June 30, 1996 was principally due to decreases in activities during 1997 under the agreements with USABC, National Renewable Energy Laboratory and Department of Energy.

     The increase in product development expenses to $15,551,000 in the year ended June 30, 1997 from $9,151,000 in the year ended June 30, 1996 was the result of the aforementioned reduced funding under the agreements with USABC and related increased Ovonic Battery product development and research expenses.

     Patent defense costs were $2,467,000 in the year ended June 30, 1996 and $3,011,000 in the year ended June 30, 1997. In 1997, patent defense costs were incurred for litigation with MBI with respect to certain of Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. In 1996, patent defense costs primarily related to the defense and prosecution of litigation involving SAFT America, Inc. and certain related companies or entities and MBI.

     The change from other income-net of $5,233,000 in the year ended June 30, 1996 compared to $1,073,000 of other income-net in the year ended June 30, 1997 was due principally to the $4,500,000 gain on the sale of Ovonic Battery common stock in 1996.

                  Liquidity and Capital Resources

     As of June 30, 1998, the Company had unrestricted consolidated cash and cash equivalents and investments, consisting of commercial paper maturing in four to six months, of $25,786,000, an increase of $10,746,000 from June 30, 1997. In addition, the Company had accounts receivable at June 30, 1998 of $8,667,000 compared to $10,801,000 at June 30, 1997. As of June 30, 1998, the
Company had consolidated working capital of $29,800,000 compared with a consolidated working capital of $23,161,000 as of June 30, 1997.

     The Company is pursuing its strategies to commercialize its products through strategic alliances by forming joint ventures or license agreements with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes.

     During the year ended June 30, 1998, $10,839,000 of cash was used in operations. The difference between the net loss of $16,665,000 and the net cash used in operations was due to depreciation expense and a reduction in accounts receivables. In addition, during this period $1,702,000 of machinery and equipment was purchased or constructed for the Company's operations.

     During the next 12 months, the Company is considering the purchase of up to $750,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

     The Company has two major electrode customers for its battery electrode products, GP Batteries International Limited ("GP Batteries") and GM Ovonic. The Company and GP Batteries are currently negotiating electrode product specifications and pricing. These negotiations could result in GP Batteries manufacturing its own electrode products or purchasing such products from a manufacturer other than Ovonic Battery. Sales of electrode products to GM Ovonic are expected to increase as GM Ovonic ramps up its production of battery packs at an expanded manufacturing facility. Nonetheless, sales of electrode products in the near term and in fiscal year 1999 are expected to decrease. The Company has taken steps to reduce its costs in a manner consistent with the expected lower volumes of electrode product sales.

     The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. Contracts with industry partners include a multi-task, multi-million dollar program with General Motors to develop batteries for electric and hybrid electric vehicle applications which is presently projected to conclude in June, 1999. This program, which is funded on a monthly basis, builds upon the Company's earlier investments to develop a family of batteries and is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Three contracts awarded to the Company by NIST, in the Fall of 1997, under three Advanced Technology Programs ("ATP") will also provide significant cash flows. One contract was awarded to Ovonic Battery to develop the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase- change technology and for further development of the optical memory phase-change products. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

     In April 1998, the Company entered into a one-year financing agreement with Standard Federal Bank for a line of credit of up to $5,000,000. This financing bears an interest rate of prime plus 1/2%, is secured by a first interest in the Company's accounts receivable and inventory, and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth. The Company has not borrowed under this financing agreement.

     In April 1998, the Company also entered into a $6,000,000 credit arrangement with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment, (resulting in $1,200,000 net cash to the Company), has a three-year term at the expiration of which the Company will be required to purchase the equipment for $200,000. The second component provides for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost. At June 30, 1998 the Company has entered into sale and leaseback arrangements of $3,137,000 in connection with the second component.

     In May, 1998, the Company completed a limited public offering of 1,750,000 units, each consisting of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for net proceeds of approximately $21,700,000.

     The Company is actively pursuing its strategy to form strategic alliances to further commercialize its products. While the Company is in negotiations with a number of companies which could provide additional revenue under license and other agreements for the Company in the coming year, it is unable to predict the amount, if any, of such revenue.

     In August 1997, the Company was issued a basic patent in Japan specifying the fundamentals that make NiMH batteries commercially feasible and causing NiMH battery sales in Japan to be royalty bearing. The issuance of this patent has resulted in higher royalty revenue and is expected to result in the payment of higher running royalties in the future based upon current production rates and selling prices of batteries produced in Japan by licensees. Other than the foregoing, the Company is not aware of other events or circumstances that would allow it to forecast royalty revenues significantly higher or lower for the next 12 months.

     The Company is also actively negotiating new machine-building contracts that could provide revenues in the coming year and beyond. Machine building is cyclical but an important part of the Company's business. As of June 30, 1998, the Company had no backlog of machine-building contracts.

     Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 1999 is anticipated to be approximately $19,000,000 compared to $11,200,000 received from product development agreements in the year ended June 30, 1998. The amount of cash for royalties to be received in the year ending June 30, 1999 is expected to be, based on historical trends, approximately $2,600,000 compared to $1,989,000 received in the year ended June 30, 1998.

     Since license fees are sporadic and difficult to predict, the Company is unable to predict the amount of cash to be received from license fees in the year ending June 30, 1999.

     Management believes that funds generated from operations and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. It is the Company's intent to use its cash and investments to fund its operations. Additional sources of cash are, however, required to sustain the Company for the long-term and to build the business in the future. While it is the Company's intent to fund its operations from cash and cash equivalent balances on hand and from activities such as product sales, licensing, royalties and product development agreements, the amount and timing of revenues from such activities are uncertain such that the Company may be required to seek additional equity or debt financing.

                          Year 2000 Issue

     Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations and is generally referred to as the "Year 2000 Issue."

     The Company has formulated a Year 2000 Plan to address the Company's Year 2000 Issues. The Company's own internal systems are a primary area of focus. The Company installed a new computer system in July 1997 to run its financial, business reporting and data processing software applications. The providers of the application software used in the new computer system have represented the software to be Year 2000 compliant.

     The Company is currently evaluating its other software applications, including, but not limited to, its computerized laboratory manufacturing equipment and imbedded chips to identify any Year 2000 Issues that may significantly disrupt the Company's operations in a material manner.

     The Company's Year 2000 Plan is to:

      .     Inventory hardware, software and equipment
      .     Test and/or confirm hardware, software and equipment considered
            Year 2000 compliant
      .     Identify Year 2000 issues
      .     Determine necessary measures to address issues
      .     Implement remedies
      .     Test and confirm.

     The above steps will overlap to a significant degree and the Company is currently in various stages of each of these steps. The Company presently plans to have identified all issues related to critical operations by the end of calendar 1998 and have implemented remedies no later than June 1999.

     The Company believes that most non-compliant software can be upgraded from equipment manufacturers and software providers. It is currently estimated that the cost of Year 2000 compliance will be less than $250,000, primarily for the purchase of upgraded software and new or upgraded computers. This preliminary estimate is based on presently available information and will be updated as the Company continues to implement its Year 2000 Plan.

     If the Company's new computer system fails with respect to the Year 2000 Issue or if any applications or embedded chips critical to the Company's manufacturing process are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the business operations or financial performance of the Company. In particular, if third party providers, due to the Year 2000 Issue, fail to provide the Company with components, materials or energy which are necessary to timely complete contractual requirements or to manufacture its products, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.

     The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

Item 8: Consolidated Financial Statements and Supplementary Data
------- --------------------------------------------------------

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Detroit, Michigan
October 8, 1998

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                              ASSETS
                              ------

                                                               June 30,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
CURRENT ASSETS (NOTE A)
 Cash, including cash equivalents of
   $25,780,000 at June 30, 1998 and
   $14,265,000 at June 30, 1997                        $25,786,112  $14,270,145

 Investments (including restricted investments
   of $290,000 at June 30, 1997)                            --        1,059,933

 Accounts receivable (net of allowance for
   uncollectible accounts of approximately
   $315,000 at June 30, 1998 and $140,000
   at June 30, 1997)                                     8,666,952   10,800,813
 Amounts due from related parties                        1,491,115    1,809,414
 Inventories                                             1,074,097    1,626,065
 Prepaid expenses and other current assets                 374,590      404,204
                                                        ----------   ----------

   TOTAL CURRENT ASSETS                                 37,392,866   29,970,574

PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
 Land and land improvements                                312,588      312,588
 Buildings and improvements                              3,666,411    3,785,827
 Machinery and other equipment (including
   construction in progress of
   approximately $785,000 and $1,647,000 at
   June 30, 1998 and 1997)                              16,870,261   19,517,585
 Capitalized lease equipment                             5,383,672    5,699,048
                                                        ----------   ----------
                                                        26,232,932   29,315,048
 Less accumulated depreciation
 and amortization                                      (17,641,505) (22,346,615)
                                                        ----------   ----------

   TOTAL PROPERTY, PLANT AND EQUIPMENT                   8,591,427    6,968,433

 Investments in EV Global and Unique Mobility (NOTE A)   1,953,000       --

JOINT VENTURES (NOTE D)
 United Solar                                            2,115,914       --
 GM Ovonic                                                  --           --
 Sovlux                                                     --           --

OTHER ASSETS                                             1,307,609      790,090
                                                        ----------   ----------
          TOTAL ASSETS                                 $51,360,816  $37,729,097
                                                        ==========   ==========


See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
CURRENT LIABILITIES
 Accounts payable and accrued expenses              $  4,443,189   $  3,669,167
 Salaries, wages and amounts withheld
   from employees                                      1,413,217      1,144,446
 Deferred revenues under business
   agreements (NOTE A)                                   417,082        671,531
 Current installments on capitalized lease
   obligations (NOTE E)                                1,319,220      1,324,322
                                                     -----------    -----------

     TOTAL CURRENT LIABILITIES                         7,592,708      6,809,466

CAPITALIZED LEASE OBLIGATIONS (NOTE E)                 3,967,496        585,795

DEFERRED GAIN (NOTE E)                                 1,551,146        223,691

NON-REFUNDABLE ADVANCE ROYALTIES
 (NOTE C)                                              3,434,120      3,691,486
                                                     -----------    -----------
     TOTAL LIABILITIES                                16,545,470     11,310,438

STOCKHOLDERS' EQUITY
 Capital Stock (NOTES F and G)
   Class A Convertible Common Stock,
   par value $0.01 per share:
     Authorized - 500,000 shares
     Issued & outstanding - 219,913 shares                 2,199          2,199
   Common Stock, par value $0.01 per share:
     Authorized - 20,000,000 shares
     Issued & outstanding - 12,639,817
     shares at June 30, 1998 and
     10,603,251 shares at June 30, 1997                  126,398        106,033
 Additional paid-in capital                          227,092,920    202,004,599
 Unrealized loss on investment (Note A)                  (47,000)        --
 Accumulated deficit                                (191,750,363)  (175,085,364)
 Treasury stock at cost - 42,000 shares                 (608,808)      (608,808)
                                                    ------------    -----------
     TOTAL STOCKHOLDERS' EQUITY                       34,815,346     26,418,659
                                                    ------------    -----------
     TOTAL LIABILITIES & STOCKHOLDERS'
     EQUITY                                         $ 51,360,816   $ 37,729,097
                                                    ============   ============


See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------

                                                                      Years ended June 30,
                                                             ----------------------------------------
                                                                 1998          1997          1996
                                                             -----------   -----------    -----------
REVENUES (NOTES A and B)

   Product sales                                             $ 9,858,343   $14,897,144    $14,828,133
   Royalties                                                   2,485,981     1,394,872      1,321,117
   Revenues from product development
     agreements                                               15,311,416     5,738,877      7,349,195
   Revenues from license and other agreements                  1,701,134     5,828,648     12,524,262
   Other                                                       2,200,707     1,718,933      1,289,667
                                                             -----------   -----------    -----------
         TOTAL REVENUES                                       31,557,581    29,578,474     37,312,374

EXPENSES

   Cost of product sales (NOTE A)                             12,673,323    16,964,429     15,504,385
   Cost of revenues from product
     development agreements (NOTE A)                          15,605,895     5,870,725      7,581,904
   Product development and research (NOTE A)                  12,495,195    15,550,775      9,151,167
   Patent Defense (NOTE A)                                       363,164     3,011,133      2,467,295
   Patents (NOTE A)                                              859,566       429,980        381,186
   Operating, general and administrative                       6,405,011     6,779,003      6,405,162
                                                             -----------   -----------    -----------
         TOTAL EXPENSES                                       48,402,154    48,606,045     41,491,099
                                                             -----------   -----------    -----------

 LOSS FROM OPERATIONS                                        (16,844,573)  (19,027,571)    (4,178,725)

OTHER INCOME (EXPENSE):

   Equity in loss of Joint Venture                              (384,000)       --             --
   Gain on sale of Ovonic Battery Company stock                     --          --          4,500,000
   Interest expense                                             (137,541)     (384,468)      (445,933)
   Interest income                                               598,940     1,308,344      1,090,952
   Other nonoperating income - net                               102,175       149,083         87,975
                                                             -----------   -----------    -----------
         TOTAL OTHER INCOME (EXPENSE)                            179,574     1,072,959      5,232,994
                                                             -----------   -----------    -----------

     NET INCOME (LOSS)                                      $(16,664,999)  $(17,954,612)  $ 1,054,269
                                                            ============   ============   ===========
     BASIC NET INCOME (LOSS) PER
       COMMON SHARE (NOTE H)                                $      (1.50)  $      (1.67)  $       .11
                                                            ============   ============   ===========
     DILUTED NET INCOME (LOSS) PER
       COMMON SHARE (NOTE H)                                $      (1.50)  $      (1.67)  $      .10
                                                            ============   ============   ==========


 See notes to consolidated financial statements.



                                             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                                     ---------------------------------------------------------------
                                                    Three years ended June 30, 1998

                              Class A Convertible
                              Common Stock         Common Stock                                     Treasury Stock
                              -------------------  -------------------                              ----------------
                              Number               Number              Additional                   Number             Total
                              of                   of                  Paid-In       Accumulated    of                 Stockholders'
                              Shares     Amount    Shares     Amount   Capital       Deficit        Shares   Amount    Equity
                              -------    --------  ---------- -------- ------------  -------------  -------  -------   -------------

Balance at July 1, 1995       219,913    $ 2,199    8,078,667 $ 80,787 $166,001,702  $(158,185,021)                    $  7,899,667

Net income for year ended
  June 30, 1996                                                                          1,054,269                        1,054,269
Issuance of stock to directors
   and consultants                                      6,899       69       59,395                                          59,464
Public Offering of common
   stock                                            1,650,000   16,500   27,764,555                                      27,781,055
Common stock issued in
   connection with exercise of
   stock options and warrants
   and conversion of certain
   securities                                         754,025    7,540    6,932,045                                       6,939,585
                              -------    -------   ---------- --------  -----------  -------------  -------  --------   -----------
Balance at June 30, 1996      219,913      2,199   10,489,591  104,896  200,757,697   (157,130,752)                      43,734,040

Net loss for year ended
   June 30, 1997                                                                       (17,954,612)                     (17,954,612)
Issuance of stock to directors
   and consultants                                      3,040       31      119,172                                         119,203
Common stock issued in
   connection with exercise of
   stock options and warrants                         110,620    1,106    1,127,730                                       1,128,836
Purchase of treasury stock                                                                          (42,000)  (608,808)    (608,808)
                              -------    -------   ---------- -------- ------------  -------------  -------  ---------- -----------
Balance at June 30, 1997      219,913    $ 2,199   10,603,251 $106,033 $202,004,599  $(175,085,364) (42,000) $(608,808) $26,418,659
                              =======    =======   ========== ======== ============  =============  =======  =========  ===========





                                             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                                  ---------------------------------------------------------------
                                                     Three years ended June 30, 1998

                                                                (CONTINUED)

                    Class A Convertible
                    Common Stock        Common Stock                                              Treasury Stock
                    ------------------- -----------------                                         ---------------
                    Number              Number              Additional   Unrealized                Number              Total
                    of                  of                  Paid-In      Loss on    Accumulated    of                  Stockholders'
                    Shares    Amount    Shares     Amount   Capital      Investment Deficit        Shares    Amount    Equity
                    ------    ------    ---------- -------- ------------ ---------- -------------  --------  --------- -------------
Balance at
 June 30, 1997      219,913   $2,199    10,603,251 $106,033 $202,004,599            $(175,085,364) (42,000) $(608,808) $ 26,418,659

Net loss for year
 ended June 30, 1998                                                                  (16,664,999)                      (16,664,999)
Issuance of stock to
 directors and
 consultants                                 3,564       36       84,960                                                     84,996
Public Offering of
 common stock and
 warrants                                1,750,000   17,500   21,704,450                                                 21,721,950
Common stock issued
 in connection with
 exercise of stock
 options and warrants
 and conversion of
 certain securities                        135,866    1,358    1,300,382                                                  1,301,740
Common stock issued in
 connection with
 conversion of CICs                            212        2           (2)
Common stock and
 warrants issued to
  EV Global                                146,924    1,469    1,998,531                                                  2,000,000
Unrealized loss on
 investment                                                               $(47,000)                                         (47,000)
                    -------   ------    ---------- -------- ------------  --------- -------------  -------  ---------- ------------
Balance at
 June 30, 1998      219,913   $2,199    12,639,817 $126,398 $227,092,920  $(47,000) $(191,750,363) (42,000) $(608,808) $ 34,815,346
                    =======   ======    ========== ======== ============  ========= ============== ======== ========== ============











See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                    Years ended June 30,
                                                       ------------------------------------------------
                                                          1998               1997             1996
                                                          ----               ----             ----

OPERATING ACTIVITIES:
 Net income (loss)                                     $(16,664,999)     $ (17,954,612)     $ 1,054,269
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                       2,130,494          2,312,661        1,890,484
      Equity in Loss of United Solar                        384,000
      Gain on sale of Ovonic Battery stock                    --                --           (4,500,000)
      Creditable royalties                                 (257,366)           (62,743)        (144,148)
      Options issued to executive
         for services rendered                              453,000            453,000          453,000
      Stock issued for services rendered                     84,996            119,203           59,464
      Loss (gain) on sale of equipment                        --               (13,544)          52,429
      Amortization of deferred gain                        (274,025)          (462,660)        (462,660)
 Changes in working capital:
      Accounts receivable and amounts due from
         related parties                                  2,452,160            277,004       (4,727,022)
      Inventories                                           551,968          1,649,070       (1,220,385)
      Prepaid expenses and other assets                    (487,905)           (27,729)         (72,765)
      Accounts payable and accrued expenses               1,042,793           (272,611)          81,336
      Deferred revenues under business agreements          (254,449)           (40,363)        (172,257)
                                                       -------------     --------------     ------------

NET CASH USED IN OPERATIONS                             (10,839,333)       (14,023,324)      (7,708,255)
                                                       -------------     --------------     ------------

INVESTING ACTIVITIES:
 Investment in United Solar                              (2,499,914)            --                --
 Purchases of capital equipment (net)                    (1,701,536)        (3,577,478)      (1,887,118)
 Purchase of investments                                 (3,085,435)        (3,903,820)     (10,327,352)
 Sales of investments                                     4,145,368         13,171,239            --
 Proceeds from sale of capital equipment                     --                  9,342            7,600
                                                       -------------     --------------     ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (3,141,517)         5,699,283      (12,206,870)
                                                       -------------     --------------     ------------

FINANCING ACTIVITIES:

 Purchase of treasury stock                                  --               (608,808)          --
 Principal payments under short-term and long-
    term debt obligations and capitalized lease
    obligations                                          (1,604,599)        (1,259,511)      (1,505,385)
 Proceeds from capital lease transactions                 4,530,725             12,927          167,161
 Proceeds from sale of stock of subsidiary                   --                 --            4,500,000
 Net Proceeds from sale of stock and  warrants           21,721,950             --               --
 Proceeds from sale
 of stock upon exercise of stock options
    and warrants                                            848,741            675,836       34,267,640
                                                       -------------     --------------     ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      25,496,817         (1,179,556)      37,429,416
                                                       -------------     --------------     ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     11,515,967         (9,503,597)      17,514,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         14,270,145         23,773,742        6,259,451
                                                       -------------     --------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 25,786,112       $ 14,270,145     $ 23,773,742

                                                       =============      ============     ============


See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                     Years Ended June 30,
                                             -----------------------------------
                                               1998          1997          1996
                                               ----          ----          ----


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

    Cash paid for interest                  $  137,541    $ 384,468    $ 445,933







    The Company's non-cash investing and
    financing activities were as follows:

        Investments in EV Global and
          Unique Mobility                   $2,000,000
        Unrealized loss on investment          (47,000)





See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies
---------------------------------------

Nature of Business

      Energy Conversion Devices, Inc. ("ECD") has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from product development to manufacturing and selling products as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

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

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon") and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric vehicle applications worldwide. Additionally, the Company has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux"). See NOTE D for a discussion of these ventures.

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the years ended June 30, 1997 and 1996 have been reclassified to be consistent with the classification of items in the year ended June 30, 1998.

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

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share (for years in which there is net income). The Company adopted this new method of accounting in its second quarter of fiscal 1998. Adoption of this Statement did not have a material impact on the Company's financial statements.

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

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has not completed its analysis of this Statement and its impact on disclosures. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will be required to adopt the provisions of this statement in fiscal 1999. Adoption of this Statement is not expected to have an impact on the Company's financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Cash Equivalents

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-term Investments

      Investments consist of commercial paper, classified as available for sale, maturing in four to six months from date of acquisition and are stated at cost, which approximates fair market value.

Investments in EV Global and Unique Mobility, Inc.
--------------------------------------------------

      On February 2, 1998, the Company and EV Global Motors Company ("EV Global") entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of the Company's Common Stock and warrants to purchase 133,658 shares of the Company's Common Stock. The Agreement also provided for the transfer to the Company of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. Common Stock.

      The warrants are exercisable prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Unique Mobility, Inc. in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments are marked-to-market, with the offset recorded to Stockholders' Equity.

      Neither investment is considered impaired as of June 30, 1998.

Financial Instruments

      The Company considers the carrying value of its financial instruments to be a reasonable estimate of fair value.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Translation Gains and Losses

     Since all of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no foreign currency gains or losses.

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts, royalties and other programs:

                                                               June 30,
                                                  ------------------------------
                                                      1998             1997
                                                      ----             ----
      U.S. Government:
        Amounts billed                              $   717,281     $   572,193
        Unbilled                                        812,439         797,558
                                                    -----------     ------------
             Total                                    1,529,720       1,369,751
                                                    -----------     ------------

      Commercial Customers:
        Amounts billed                                5,480,895       1,701,006
        Related party billed
             - United Solar                             169,847          19,840
             - GM Ovonic                                729,561       1,072,546
        Royalties                                     1,157,619         714,530
        License fees                                    300,000       6,766,262
        Due per contracts                               353,954           --
        Related party unbilled
             - GM Ovonic                                591,707         717,028
        Other unbilled                                    2,358         281,580
                                                    -----------     ------------
           Total                                      8,785,941      11,272,792
                                                    -----------     ------------

      Other                                             157,406         107,684
      Allowance for Uncollectible Accounts             (315,000)       (140,000)
                                                    -----------     ------------

                TOTAL                               $10,158,067     $12,610,227
                                                    ===========     ============

      Amounts due per contracts, related party unbilled and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, for which amounts are billed in subsequent months.

     Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 1998 and 1997. Certain U.S. government contracts remain subject to audit.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

Inventories

      Inventories of raw materials, work in process and finished goods for the manufacture of electrodes, battery packs and other products, together with supplies, are valued at the lower of actual cost or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery) are as follows:

                                              Years Ended June 30,
                                          --------------------------
                                              1998          1997
                                              ----          ----

        Finished products                 $  119,649    $    --
        Work in process                      511,582     1,010,989
        Raw materials                        442,866       615,076
                                         -----------    ----------
                                          $1,074,097    $1,626,065
                                         ===========    ==========

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

                                                      Years
                                                      -----
        Buildings and improvements                   5 to 20
        Machinery and other equipment                3 to 10
        Capitalized lease equipment and
           leasehold improvements                    3 to 5

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years. Accumulated amortization on capitalized lease equipment as of June 30, 1998 and June 30, 1997 was $258,800 and $3,136,000, respectively.

      Costs of machinery and other equipment acquired or constructed for a particular product development project, which have no alternative future use (in other product

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

development projects or otherwise), are charged to product development and research costs as incurred.

      Expenditure  for  maintenance  and  repairs  are  charged  to  operations.
Expenditures   for  betterments  or  major  renewals  are  capitalized  and  are depreciated over their estimated useful lives.

Product Development and Research

      Total direct product development and research costs, a portion of which are included in cost of revenues from product development agreements, were $21,247,000, $16,732,000 and $12,947,000 for the three years ended June 30,
1998, 1997 and 1996, respectively.

Patents

      Patent expenditures are charged directly to expense. Total patent expenditures, a portion of which are allocated for financial statement purposes to cost of revenues from product development agreements and product development and research were $1,507,000, $1,002,000 and $945,000 for the three years ended June 30, 1998, 1997 and 1996, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense.

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

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

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

      The first type of business agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to product development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee and other agreements combine the efforts of the Company with those of the licensee.

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion-of-the-earnings process. Typically, such fees are non-refundable, do not obligate the Company to incur any future

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

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

      In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Overhead Allocations

      The Company allocates overhead to product development research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

Other Operating Revenues

      Other operating revenues consist of billings for work performed for licensees and third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory, and changes in estimates of revenues recognized on certain customers and contracts.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Other Non-operating Income

      Other non-operating income-net consists of rental income and gains and losses on sale of fixed assets.

NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
        Agreements and License and other Agreements
        -------------------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                             Years Ended June 30,
                                                -------------------------------------------
                                                    1998            1997            1996
                                                    ----            ----            ----
Product Sales:
   Negative and positive electrodes             $ 9,295,574     $10,832,282     $ 4,902,836
   Battery packs                                    414,469       2,333,276       2,257,971
   Machine building                                 148,300       1,731,586       7,667,326
                                                -----------     -----------     -----------
                                                $ 9,858,343     $14,897,144     $14,828,133
                                                ===========     ===========     ===========
Royalties:
   Battery technology                           $ 2,479,319     $ 1,258,633     $ 1,149,198
   Optical Memory                                     6,662         136,239         171,919
                                                -----------     -----------     -----------
                                                $ 2,485,981     $ 1,394,872     $ 1,321,117
                                                ===========     ===========     ===========

 Revenues from product development agreements:
   Photovoltaics                                $ 2,156,080     $ 1,168,718     $ 1,870,946
   Battery technology                            10,668,813       2,660,342       3,823,403
   Microelectronics                               1,357,128         824,892         900,000
   Hydrogen                                         585,103         679,174         603,056
   Other                                            544,292         405,751         151,790
                                               ------------     -----------     -----------
                                               $ 15,311,416     $ 5,738,877     $ 7,349,195
                                               ============     ===========     ===========
License and other agreements:
   Battery                                     $  1,701,134     $ 4,448,004     $11,024,262
   Microelectronics                                  --           1,380,644       1,500,000
                                               ------------     -----------     -----------
                                               $  1,701,134     $ 5,828,648     $12,524,262
                                               ============     ===========     ===========


          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
         Agreements and License and other Agreements - (Continued)
         ---------------------------------------------------------

     The Company historically has entered into agreements with a relatively small number of major customers throughout the world. Revenues from unaffiliated foreign customers represent approximately 31%, 58% and 41% for the years ended June 30, 1998, 1997 and 1996, respectively. There are three major customers which represent a total of 62% of total revenue for the year ended June 30, 1998 (24% for General Motors, 15% for GM Ovonic and 23% for GP Batteries International Limited ("GP Batteries"). There are two major customers which represent a total of 56% of total revenue for the year ended June 30, 1997 (26% for GM Ovonic and 30% for GP Batteries). There are two major customers which represent a total of 27% (11% for GM Ovonic and 16% for Asia Pacific Investment Co.) of total revenue for the year ended June 30, 1996.

NOTE C - Non-Refundable Advance Royalties
-----------------------------------------

      At June 30, 1998 and 1997 the Company deferred recognition of revenue relating to non-refundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                                 June 30,
                                        -------------------------
                                            1998          1997
                                        -----------    ----------
       Battery                          $ 1,338,802    $1,647,592
       Optical Memory                     2,095,318     2,043,894
                                        -----------    ----------
                                        $ 3,434,120    $3,691,486
                                        ===========    ==========

      During the years ended June 30, 1998, 1997 and 1996, $257,366, $62,743 and
$144,148, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures
-----------------------

      The Company's investments in its joint ventures, other than United Solar, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      The Company invested $2,500,000 in United Solar in May 1998, and therefore its investment is recorded at the amount of cash directly invested adjusted for the net earnings or losses for each respective period. The Company will suspend recognition of

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)
-------------------------------------

net earnings or losses should the calculated investment go below zero or above $2,500,000. The Company will continue to carry its investment in United Solar at an amount no higher than its cash investment until it becomes profitable (based upon its history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

United Solar

      In 1990, ECD and Canon entered into a joint venture agreement for the formation of United Solar. United Solar is owned 49.98% by ECD, 49.98% by Canon. ECD has contributed to United Solar a license in the field of photovoltaics, certain solar cell manufacturing and photovoltaic product development equipment, leasehold improvements, furniture and fixtures, inventory and supplies. In return for the contribution of these assets, ECD received 49.98% equity interest in United Solar. In return for its 49.98% equity interest in United Solar, Canon has invested $58,000,000, including the $2,500,000 investment in 1998 described below.

      In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. During 1998 ECD recorded $384,000 as its share of the losses (after ECD's investment) of United Solar.

      In 1997, Canon entered into an agreement with United Solar whereby, in consideration of an $11.5 million payment to United Solar, Canon, in addition to its exclusive rights to manufacture photovoltaic products in Japan, has been permitted to expand its rights to manufacture photovoltaic products on a non-exclusive basis in Australia and one country of Europe as determined by Canon. In addition, ECD received a $500,000 fee from Canon in connection with this agreement.

      ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD received approximately $ 315,000, $144,000 and $128,000 in the years ended 1998, 1997 and 1996, respectively. These amounts are included in other revenues. In addition, in the years ended June 30, 1998, 1997 and 1996, United Solar billed ECD for approximately $180,000, $296,000 and $289,000, respectively, for work performed in accordance with a U.S. Government contract.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)
-------------------------------------

      In 1995, ECD received a $7,966,000 order from United Solar for solar cell manufacturing equipment to provide production capacity of solar cells capable of producing five megawatts of electricity on an annual basis. In the year ended June 30, 1998, 1997 and 1996, ECD recognized revenue of $0, $175,000 and $4,702,000, respectively, under this order.

      The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.

                 UNITED SOLAR STATEMENTS OF OPERATIONS


                                  Six Months
                                Ended June 30,       Year Ended December 31,
                                --------------       -----------------------
                                    1998                 1997          1996
                                    ----                 ----          ----
                                 (Unaudited)

Revenues                        $  5,040,824         $ 9,661,402   $ 5,222,970

Operating Expenses
    Cost of sales                  6,391,855          14,158,315     7,846,603
    Product development            1,397,265           2,789,524     2,029,297
    General and administrative       658,572           1,533,295     1,672,706
    Sales and marketing              761,222           1,785,465     1,590,200
                                ------------          ----------    ----------
         Total                     9,208,914          20,266,599    13,138,806
                                ------------          ----------    ----------
Other Income (Expense)              (345,720)         10,785,471*     (191,577)
                                ------------          ----------    ----------
Net Income (Loss)               $ (4,513,810)        $   180,274   $(8,107,413)
                                ============          ==========    ==========

*Includes royalty income of $11,500,000.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE D - Joint Ventures - (Continued)
-------------------------------------

                      UNITED SOLAR BALANCE SHEETS
                      ---------------------------

                                                      June 30,      December 31,
                                                    ------------    ------------
                                                        1998           1997
                                                        ----           ----
                                                     (Unaudited)
Current Assets:
  Cash and Cash Equivalents                         $ 4,091,047     $   716,461
  Accounts Receivable                                 1,748,857       2,402,559
  Inventory                                           3,361,684       2,633,131
  Other Current Assets                                  462,282         475,145
                                                    -----------     -----------
    Total Current Assets                              9,663,870       6,227,296
Property, Plant and Equipment (Net)                  11,575,454      12,595,857
Other Assets                                            183,763         216,794
                                                    -----------     -----------
    Total Assets                                    $21,423,087     $19,039,947
                                                    ===========     ===========
Current Liabilities:
     Current Maturities of Long-Term Debt           $ 1,445,703     $ 1,445,703
  Accounts Payable and Accrued Expenses               2,609,402       2,815,874
                                                    -----------     -----------
    Total Current Liabilities                         4,055,105       4,261,577
                                                    -----------     -----------
    Note Payable-Canon                                2,500,000         --
                                                    -----------     -----------
    Lease Payable                                     7,743,143       8,139,551
                                                    -----------     -----------
    Total Stockholders' Equity                        7,124,839       6,638,819
                                                    -----------     -----------
     Total Liabilities and Stockholders' Equity     $21,423,087     $19,039,947
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

      In October 1995, the Company received a $3,710,000 order, as amended, from GM Ovonic for battery manufacturing equipment. In the years ended June 30, 1998, 1997 and 1996 ECD recognized revenue of $133,000, $1,448,000 and $2,129,000, respectively, under this order.

      During the years ended June 30, 1998, 1997 and 1996, the Company had revenues, including the aforementioned machine-building revenues, of $4,871,000, $7,776,000 and $4,118,000, respectively, related to sales of products to GM Ovonic and for reimbursement of services performed for GM Ovonic.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE D - Joint Ventures - (Continued)
-------------------------------------

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Sovlux

      In 1990, the Company also formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy ("MINATOM"). The Company's contribution to the venture consists solely of the technology necessary to support Sovlux's operations.

      Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and optimization of ECD-built manufacturing equipment to provide 2 MW of solar cell production capacity. Sovlux received two U.S. Government contracts in 1998 in connection with certain of its operations. However, Sovlux has not been able to commence volume production of photovoltaic products due to MINATOM's inability to provide the required operating capital due to current economic conditions in Russia.

     In March 1998, the Company announced the formation of Sovlux Battery, a new affiliate of Sovlux , owned 50% by the Company and 50% by the Chepetsky Mechanical Plant ("Chepetsky") an enterprise of MINATOM. Sovlux Battery also plans to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery also plans to manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia.

      In 1998, the Company recorded revenues of $1,500,000 and received cash of $1,200,000 for license fees relating to a technology transfer agreement with Sovlux Battery and Chepetsky.

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE E- Capitalized Lease Obligations and Line of Credit
--------------------------------------------------------

   A summary of the Company's capitalized lease agreements is as follows:

                                                                June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Financing Lease for headquarters building with
 interest at 8.2% and monthly payments of $19,250 $ 344,419 $ 540,057 Capitalized leases with Finova
 (with interest rates of approximately 12% at
 June 30, 1998 and ranging between 5% and 13%
 at June 30, 1997)                                     4,799,551      1,248,597
Other capitalized leases                                 142,746        121,463
                                                      ----------     ----------
     Total                                             5,286,716      1,910,117
  Less amounts included in current liabilities         1,319,220      1,324,322
                                                      ----------     ----------
     Total Long-Term Capitalized Lease Obligation    $ 3,967,496    $   585,795
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

Capitalized Leases

     In April 1998, the Company entered into a $6,000,000 capital lease transaction with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment, (resulting in $1,200,000 net cash to the Company), has a three-year term at the expiration of which the Company will be required to purchase the equipment for 10% of the original cost. The second component provides for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost. At June 30, 1998 the Company has entered into sale-and- leaseback arrangements of $3,137,000 in connection with the second component.

      The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

      In 1994, ECD entered into a $1,250,000 sale and lease-back transaction for a vapor barrier coating machine, with a net book value of zero, at an interest rate of approximately 13%. ECD recorded a deferred gain of $1,250,000 in the year ended June 30, 1995 and is amortizing this deferred gain over the term of the lease. During the years

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE E - Capitalized Lease Obligations - (Continued)
----------------------------------------------------

ended June 30, 1998, 1997 and 1996, ECD amortized approximately $208,000, $463,000 and $417,000, respectively, of this deferred gain.

Other

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 1998, 1997 and 1996 was approximately $1,361,000, $1,685,000 and $1,623,000, respectively.

      Future  minimum   payments  on   obligations   under  capital  leases  and
noncancellable operating leases expiring in each of the five years subsequent to June 30, 1998 are as follows:

                                               Capital Leases  Operating Leases
                                               --------------  ----------------
         1999                                  $ 1,612,384     $   698,522
         2000                                    1,552,681         644,207
         2001                                    1,547,249         183,466
         2002                                      777,478           --
         2003                                      709,761           --
                                                ----------      ----------
           TOTAL                                 6,199,553     $ 1,526,195
         Less interest & taxes included above    1,257,256      ==========
                                                ----------
         Present value of minimum payments     $ 4,942,297
                                                ==========

 Line of Credit

      In April 1998, the Company entered into a one-year financing agreement with Standard Federal Bank for a line of credit of up to $5,000,000. This financing bears an interest rate of prime plus 1/2%, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth. The Company has not borrowed under this financing agreement.

NOTE F - Capital Stock
----------------------

      The voting rights of ECD's two classes of stock are as follows:

            Class A Convertible Common Stock - 25 votes per share

            Common Stock - one vote per share

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE F - Capital Stock - (Continued)
------------------------------------

      The Class A Convertible Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 14, 1999 and is convertible at the option of the holder any time prior to that date.

      As part of an employment agreement among ECD, Ovonic Battery and Mr. Ovshinsky, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD; (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation; (iv) the acquisition by any person of 30% or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a Vice President of ECD. The initial term of the employment agreement is six years (through September 1999) and shall be automatically renewed every year thereafter unless terminated by the Company.

      During the years ended June 30, 1998, 1997 and 1996, ECD issued restricted shares of 3,564, 3,040 and 6,899, respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 1998, 1997 and 1996 of $45,000, $119,000 and $59,000,
respectively, relating to these restricted shares of Common Stock.

NOTE G - Options and Warrants to Purchase Stock
-----------------------------------------------

      The Company has Common Stock reserved for issuance as follows:

                                                                       Number of Shares
                                                                 ----------------------------
                                                                 June 30, 1998  June 30, 1997
                                                                 -------------  -------------
    Conversion of Class A Convertible Common Stock                   219,913        219,913
    Stock options                                                  3,207,177      3,201,892
    1999 Private Placement Warrants                                  174,966        174,966
    Warrants issued in connection with services rendered             285,000        219,000
    Warrants issued to EV Global                                     133,658          --
    Warrants issued in connection with public offering of units    1,750,000          --
    Convertible Investment Certificates                                6,021          6,233
                                                                   ---------      ---------
      TOTAL RESERVED SHARES                                        5,776,735      3,822,004
                                                                   =========      =========


                               -61-

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

Stock Option Plans

      The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan") which expired in November 1996, the 1987 Stock Option and Incentive Plan ("1987 Stock Option Plan"), which expired in December 1997, and the 1995 Non-Qualified Stock Option Plan ("1995 Stock Option Plan") authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

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

      A summary of the transactions during the years ended June 30, 1998, 1997 and 1996 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:


                                       1998                    1997                    1996
                                -------------------     -------------------     -------------------
                                           Weighted                Weighted                Weighted
                                           Average                 Average                 Average
                                           Exercise                Exercise                Exercise
                                Shares     Price        Shares     Price        Shares     Price
                                ---------  --------     ---------  --------     ---------  --------

Outstanding July 1              2,327,606  $12.82       2,129,856  $12.24       2,422,646  $10.42
Granted                            19,453   15.71         291,030   14.93         358,190   17.71
Exercised                          61,866    7.73          90,420    5.99         650,650    8.46
Canceled                           15,780   15.10           2,860   15.74             330   11.75
                                ---------  ------       ---------  ------       ---------  ------
Outstanding June 30             2,269,413   12.97       2,327,606  $12.82       2,129,856  $12.24
                                =========  ======       =========  ======       =========  ======
Exercisable June 30             2,135,933  $12.76       1,705,546  $12.19       1,046,438  $10.79
                                =========  ======       =========  ======       =========  ======



          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

      The following table summarizes information about stock options outstanding at June 30, 1998:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ---------------------------------------------        -------------------------
                                          Weighted        Weighted                         Weighted
                        Number            Average         Average            Number        Average
Range of              Outstanding        Remaining        Exercise         Exercisable     Exercise
Exercise Prices      As of 6/30/98    Contractual Life     Price          As of 6/30/98     Price
----------------     -------------    ----------------    --------        -------------    --------
$ 6.75 - $11.50          227,782            1.54            $7.47             216,982        $7.32
$11.75 - $11.88        1,276,478            4.97           $11.83           1,276,478       $11.83
$15.13 - $15.88          519,083            7.72           $15.48             439,012       $15.54
$16.19 - $16.88          130,070            6.71           $16.74             122,261       $16.75
$18.63 - $23.50          116,000            7.58           $20.80              81,200       $20.80
                       ----------           ----           ------           ---------       ------
$ 6.75 - $23.50        2,269,413            5.49           $12.97           2,135,933       $12.76


      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 255,534 as of June 30, 1998) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 170,105 as of June 30, 1998) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $10.19 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon
(i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

      The Company continues to apply APB 25 to its stock-based compensation awards to employees instead of adopting SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the year ended June 30, 1998 would have been increased by approximately $1,268,000 and $.11 per share and the Company's net loss and loss per share for the year ended June 30, 1997 would have been increased by approximately $1,840,000 and $.17 per share and net income and earnings per share for the year ended June 30, 1996 would have been reduced by $1,883,000 and $.17 per share. The fair value of the options granted during 1998, 1997 and 1996 is estimated as

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

$349,000, $1,710,000 and $3,195,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1998        1997        1996
                                              ----------  ----------  ----------
      Dividend Yield                                0%          0%          0%
      Volatility %                              59.77%      57.96%      56.95%
      Risk Free Interest Rate                    5.74%       6.26%       5.83%
      Expected Life                           3.91 years  3.54 years  3.54 years

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

Warrants

      ECD has outstanding warrants for the purchase of 174,966 shares of Common Stock in connection with private placements of Common Stock as well as warrants to purchase 285,000 shares of Common Stock in connection with services rendered. The warrants are currently exercisable at a weighted average price of $13.40 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

      ECD also had outstanding warrants for the purchase of 133,658 shares of Common Stock issued to EV Global pursuant to a Stock Purchase Agreement between EV Global and ECD entered into in February 1998. These warrants are exercisable on or prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 per share and 60,196 shares exercisable at $16.6125 per share.

      In connection with the 1998 limited public offering of units, ECD has outstanding warrants for the purchase of 1,750,000 shares of Common Stock. These warrants are exercisable at $17.89 on or prior to January 31, 2000, and for $20.54 at any time thereafter on or prior to July 31, 2001.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE H - Net Income (Loss) Per Share
------------------------------------

      Basic net income (loss) per common share is computed by dividing net income (loss) per share by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three years ended June 30 are computed as follows:

                                                         1998             1997            1996
                                                     -------------    -------------    -----------
   Weighted average number of shares outstanding       11,116,619       10,729,802       9,370,841

   Net income (loss)                                 $(16,664,999)    $(17,954,612)    $ 1,054,269

   BASIC NET INCOME (LOSS) PER SHARE                 $      (1.50)    $      (1.67)    $       .11
                                                     =============    =============    ===========

   Weighted average number of shares outstanding       11,116,619       10,729,802       9,370,841
   Weighted average shares for dilutive
      securities                                          -0-              -0-           1,515,067
                                                     -------------    -------------    -----------
   Average number of shares outstanding and
      potential dilutive shares                        11,116,619       10,729,802      10,885,908

   Net income (loss)                                 $(16,664,999)    $(17,954,612)    $ 1,054,269

   DILUTED NET INCOME (LOSS) PER SHARE               $      (1.50)    $      (1.67)    $       .10
                                                     =============    =============    ===========


     Due to the Company's net loss in 1998 and 1997, weighted average shares of potential dilutive securities of 450,639 and 705,056, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 2,014,649, 335,430 and 26,000, respectively, were excluded from the 1998, 1997 and 1996 calculation of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of the Company's stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE I - Federal Taxes on Income
--------------------------------

     At June 30, 1998 and 1997, the Company has approximately $42,935,000 and $40,223,000, respectively, of net deferred tax assets, consisting primarily of $41,681,000 and $38,523,000, respectively, due to net operating loss carryforwards, and $1,254,000 and $1,700,000, respectively, due to tax credit carryforwards. However, a valuation reserve of the same amount is required due to the Company's operating history and

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements



NOTE I - Federal Taxes on Income - (Continued)
----------------------------------------------

uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

      The Company's valuation reserve was increased by $2,712,000 in 1998, $4,584,000 in 1997 and by $818,000 in 1996 for the impact of the 1998, 1997 and
1996 net operating income (losses), temporary differences and the expiration of tax carryforwards.

      At June 30, 1998, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                 Net Tax Operating Investment Tax R & D Credit Loss Carryforward Credit Total Carryforward
                 -----------------     --------------     ------------

      1999          $5,395,000            $40,000           $202,000
      2000           8,767,000            172,000            813,000
      2001          23,828,000             27,000
      2002          15,900,000
      2003          17,460,000
      2004           1,378,000
      2005              --
      2006           7,075,000
      2007           2,854,000
      2008           1,802,000
      2009           4,304,000
      2010              --
      2011           5,430,000
      2012          15,749,000
      2013          12,649,000
                 -------------           --------         ----------
                 $ 122,591,000           $239,000         $1,015,000
                 =============           ========         ==========


NOTE J - Related Party Transactions
-----------------------------------

      For the three years ended June 30, 1998, 1997 and 1996, ECD incurred expenses of $107,881, $146,000 and $90,514, respectively, for services rendered by its directors.

          For related party transactions involving United Solar, GM Ovonic and Sovlux see Note D.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

            Notes to Consolidated Financial Statements


NOTE K - Business Segments
--------------------------

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

      The Company's operations by business segment were as follows:

                Financial Data by Business Segment
                ----------------------------------
                          (in thousands)

                                      Ovonic Battery     ECD     Consolidated
                                      --------------   -------   ------------
Revenues
   Year ended June 30, 1998              $27,161        $4,397      $31,558
   Year ended June 30, 1997               24,183         5,395       29,578
   Year ended June 30, 1996               26,946        10,366       37,312

Operating Income(Loss)
   Year ended June 30, 1998*            $(14,462)      $(2,383)    $(16,845)
   Year ended June 30, 1997*             (12,610)       (6,418)     (19,028)
   Year ended June 30, 1996*              (2,258)       (1,921)      (4,179)

Depreciation and Amortization Expense
   Year ended June 30, 1998               $1,307          $823       $2,130
   Year ended June 30, 1997                1,065         1,248        2,313
   Year ended June 30, 1996                  811         1,079        1,890

Capital Expenditures
   Year ended June 30, 1998               $1,357          $345       $1,702
   Year ended June 30, 1997                2,807           770        3,577
   Year ended June 30, 1996                  915           972        1,887

Identifiable Assets
   Year ended June 30, 1998              $16,340       $35,021      $51,361
   Year ended June 30, 1997               18,643        19,086       37,729
   Year ended June 30, 1996               17,501        39,628       57,129


 * Includes intercompany interest of $3,444 for the year ended June 30, 1998, $2,124 for the year ended June 30, 1997 and $432 for the period from April 1, 1996 to June 30, 1996 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

Item 9: Changes in and Disagreements on Accounting and Financial Disclosure
------- -------------------------------------------------------------------

   Not applicable.

                             PART III

Item 10: Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

      The composition of the Board of Directors of the Company is as follows:



                              Director
                              of the
                              Company                                           Principal Occupation and
         Name                 Since                 Office                      Business Experience
         ----                 -----                 ------                      ------------------------
Stanford R. Ovshinsky          1960                President, Chief             Mr. Ovshinsky, 75, the founder and Chief
                                                   Executive Officer            Executive Officer of the Company, has been an
                                                   and Director                 executive officer and director of the Company
                                                                                since its inception in 1960.  Mr. Ovshinsky is the
                                                                                primary inventor of the Company's technology. Mr.
                                                                                Ovshinsky also serves as: the Chief Executive
                                                                                Officer of Ovonic Battery; President, CEO and
                                                                                director of United Solar; a member of the Board of
                                                                                Managers of GM Ovonic; and Co-Chairman of the
                                                                                Board of Directors of Sovlux.  Mr. Ovshinsky is the
                                                                                husband of Dr. Iris M. Ovshinsky.

Iris M. Ovshinsky              1960                Vice President               Dr. Ovshinsky, 71, co-founder and Vice President
                                                   and Director                 of the Company, has been an executive officer
                                                                                and director of the Company since its inception in
                                                                                1960.  Dr. Ovshinsky also serves as a director of
                                                                                Ovonic Battery.  Dr. Ovshinsky is the wife of
                                                                                Stanford R. Ovshinsky.


Robert C. Stempel              1995                Chairman of the              Mr. Stempel, 65, is Chairman of the Board and
                                                   Board, Executive             Executive Director of the Company.  Prior to his
                                                   Director and                 election as a director in December 1995, Mr.
                                                   Director                     Stempel  served as senior business and technical
                                                                                advisor to Mr. Ovshinsky.  He is also the Chairman
                                                                                of Ovonic Battery and serves on the Board of
                                                                                Managers of GM Ovonic.  From 1990 until his
                                                                                retirement in 1992, he was the Chairman and
                                                                                Chief Executive Officer of General Motors
                                                                                Corporation.  Prior to serving as Chairman, he had
                                                                                been President since 1987.  Mr. Stempel serves
                                                                                on the Audit Committee of the Board.

Nancy M. Bacon                 1977                Senior Vice                  Mrs. Bacon, 52, joined the Company in 1976 as its
                                                   President                    Vice President of Finance and Treasurer.  She
                                                   and Director                 became the Senior Vice President of the Company
                                                                                in 1993.  Mrs. Bacon also serves on the Boards of
                                                                                Directors of Sovlux and United Solar.



Umberto Colombo                1995                Director                     Prof. Colombo, 70, is Chairman of the Scientific
                                                                                Councils of the ENI Enrico Mattei Foundation and
                                                                                of the Instituto Per l'Ambiente in Italy.  He was
                                                                                Chairman of the Italian National Agency for New
                                                                                Technology, Energy and the Environment until
                                                                                1993 and then served as Minister of Universities
                                                                                and Scientific and Technological Research in the
                                                                                Italian Government until 1994.  Prof. Colombo is
                                                                                also active as a consultant in international science
                                                                                and technology policy institutions related to
                                                                                economic growth.

Hellmut Fritzsche              1969                Vice President               Dr. Fritzsche, 71, was a professor of Physics at
                                                   and Director                 the University of Chicago from 1957 until his
                                                                                retirement in 1996.  He was also Chairman of the
                                                                                Department of Physics, the University of Chicago,
                                                                                until 1986.  Dr. Fritzsche has been a Vice
                                                                                President of the Company since 1965, acting on a
                                                                                part-time basis, chiefly in the Company's research
                                                                                and product development activities.

Joichi Ito                     1995                Director                     Mr. Ito, 32, is President of Digital Garage, KK and
                                                                                Transoceanic Ventures, Inc. as well as a board
                                                                                member of PSINet Japan, KK.  He is an expert on
                                                                                new computer technology and networked
                                                                                information systems and writes and lectures
                                                                                extensively in the United States, Japan and
                                                                                Europe.  Mr. Ito serves as a director and
                                                                                consultant to many companies in the field of
                                                                                information technology.

Seymour Liebman                1997                Director                     Mr. Liebman, 49, currently Executive Vice
                                                                                President and General Counsel at Canon U.S.A.,
                                                                                Inc., has held a variety of positions with Canon
                                                                                since 1974, including Senior Vice President and
                                                                                General Counsel from 1992-1996.  Mr. Liebman
                                                                                also serves on the Board of Directors of United
                                                                                Solar.  He is a director of Zygo Corporation.


Walter J. McCarthy, Jr.        1995                Director                     Mr. McCarthy, 73, until his retirement in 1990, was
                                                                                the Chairman and Chief Executive Officer of
                                                                                Detroit Edison Company.  He has served as a
                                                                                consultant to the Company since  1990.  Until
                                                                                1995, Mr. McCarthy also served on the Boards of
                                                                                Comerica Bank, Detroit Edison Company and
                                                                                Federal-Mogul Corporation. He is a member of the
                                                                                National Academy of Engineering.  Mr. McCarthy
                                                                                serves as Chairman of the Compensation Committee
                                                                                and on the Audit Committee of the Board.




Florence I. Metz               1995                Director                     Dr. Metz, 69, until her  retirement in 1996,  held
                                                                                various  executive  positions with Inland Steel
                                                                                Company:  General Manager, New Ventures,  Inland
                                                                                Steel Company (1989-1991);  General Manager, New
                                                                                Ventures, Inland Steel Industries (1991-1992)
                                                                                and Advanced Graphite Technologies (1992-1993);
                                                                                Program Manager for Business and Strategic Planning
                                                                                at Inland  Steel (1993-1996).  Dr. Metz also serves
                                                                                on the Board of Directors of Ovonic Battery.  She
                                                                                serves on the Compensation  Committee of the Board.

Nathan J. Robfogel             1990                Director                     Mr. Robfogel, 63, was, until his retirement in
                                                                                1996, a partner with the law firm of Harter, Secrest
                                                                                & Emery,  which he joined in 1959. Mr. Robfogel is
                                                                                currently Vice President for University Relations
                                                                                of the Rochester Institute of Technology where he
                                                                                was a trustee from 1985-1996.  He is a member of
                                                                                the Board of Directors of Genesee Valley Trust
                                                                                Company and Rochester  Community  Baseball,  Inc.
                                                                                After serving for 12 years as a trustee of Monroe
                                                                                Community College, he was elected an Honorary
                                                                                Trustee.  From 1989 to 1995, Mr. Robfogel served as
                                                                                Chairman of the Board and CEO of the New York State
                                                                                Facilities Development Corporation, a public benefit
                                                                                corporation.

Stanley K. Stynes              1977                Director                     Dr. Stynes, 66, was Dean of the College of
                                                                                Engineering at Wayne State University from 1970
                                                                                to August 1985, and a Professor of Engineering at
                                                                                Wayne State University from 1985 until his
                                                                                retirement in 1992.  He has been involved in
                                                                                various administrative, teaching, research and
                                                                                related activities.  Dr. Stynes serves as Chairman
                                                                                of the Audit Committee of the Board.

                               * * *

      Mrs. Haru Reischauer, a director since 1990, died on September 23, 1998.

      The executive officers of the Company are as follows:



       Name             Age       Office               Served As An Executive
                                                       Officer or Director Since
---------------------   ---  -------------------       -------------------------

Stanford R. Ovshinsky   75   President, Chief Executive         1960(1)
                             Officer and Director

Iris M. Ovshinsky       71   Vice President and Director        1960(1)

Robert C. Stempel       65   Executive Director and             1995
                             Chairman of the Board

Nancy M. Bacon          52   Senior Vice President              1976
                             and Director

Hellmut Fritzsche       71   Vice President and Director        1969

Subhash K. Dhar         47   President and Chief Operating      1986
                             Officer of Ovonic Battery

Stephan W. Zumsteg      52   Treasurer                          1997



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

Item 11: Executive Compensation
-------- ----------------------

      The following tables set forth the compensation paid by the Company during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 1998.

                            SUMMARY COMPENSATION TABLE


                                            Annual                    Long Term
                                         Compensation                Compensation
                                        ---------------         ----------------------
                                                                                           All
                                                                Restrict    Options        Other
Name and Principal          Fiscal                              Stock       (Number        Compen-
     Position               Year(1)     Salary(2)   Bonus       Award       of Shares)     sation(4)
------------------          --------    ---------   -----       --------    ----------     ---------


Stanford R. Ovshinsky       1998        $284,967        --                                 $14,652
President and Chief         1997        $276,016    $37,981(3)                             $10,017
Executive Officer (5)       1996        $267,800    $90,741(3)                             $10,017

Robert C. Stempel,          1998        $270,005                   --          --          $ 3,159
Executive Director(6)       1997        $270,005                   --        25,000        $ 3,159
                            1996        $125,008                $50,312     125,000        $ 3,159

Iris M. Ovshinsky,          1998        $250,016                                           $13,569
Vice President              1997        $250,016                                           $ 8,939
                            1996        $250,004                                           $ 5,726

Nancy M. Bacon,             1998        $235,019                               --          $ 5,796
Senior Vice President       1997        $235,019                               --          $ 5,796
                            1996        $235,472                             25,000        $ 5,794

Subhash K. Dhar, President  1998        $211,545       --                      --          $ 5,283
and Chief Operating Officer 1997        $200,013       --                      --          $ 5,283
Ovonic Battery              1996        $200,503    $15,000                  62,040        $ 5,283






(1) The Company's fiscal year is July 1 to June 30. The Company's 1998 fiscal year ended June 30, 1998.
(2) Amounts shown include compensation deferred under the Company's 401 (k) Plan. Does not include taxable income resulting from exercise of stock options.
(3) Computed based on net income from operations for preceding years as provided in Mr. Ovshinsky's September 1993 Employment Agreement.

(4) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the fiscal years ended June 30, 1998, 1997 and 1996, respectively, as follows: Mr. Ovshinsky $4,500
      (1998); Dr. Ovshinsky $4,500, $3,269 and $2,500; Mrs. Bacon $4,500 (for
      each of 1998, 1997 and 1996); Mr. Dhar $4,500 (for each of 1998, 1997 and
      1996); (ii) the dollar value of any life insurance premiums paid by the Company in the calendar years ended December 31, 1998, 1997 and 1996, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $10,152 (1998) and $10,017 (for each of 1997 and 1996); Mr. Stempel $3,159 (for each of 1998, 1997 and 1996); Dr. Ovshinsky $9,069, $5,670, and $3,226; Mrs. Bacon
      $1,296 (1998 and 1997) and $1,294 (1996); and Mr. Dhar $783 (for each of
      1998, 1997 and 1996). Under the 401 (k) Plan, which is a qualified defined-contribution plan, the Company makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions were limited to 3% of a participant's salary, up to $150,000 for 1997. The contributions reported for 1998 are for the calendar year ended December 31, 1997.
(5)   In  September  1993,  Mr.  Ovshinsky  entered  into  separate   employment
      agreements   with  the  Company  and  Ovonic   Battery.   See  "Employment
      Agreements." The amounts indicated include compensation received by Mr. Ovshinsky pursuant to the Employment Agreements with the Company and Ovonic Battery.
(6) Mr. Stempel joined the Company in December 1995. The salary reported for 1996 is for the six month period January 1996 - June 1996.


                        OPTION GRANTS IN LAST FISCAL YEAR

      There were no options granted to the named executive officers during the fiscal year ended June 30, 1998.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUES

      The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 1998 and the number and value of unexercised options held by the named executive officers at fiscal year end.




                             Shares                                 Number of Securities             Value of Unexercised
                             Acquired on          Value            Underlying Unexercised            in-the-Money Options
                             Exercise            Realized        Options at Fiscal Year End           at Fiscal Year End
       Name                     (#)                ($)             Exercisable/Unexercise          Exercisable/Unexercisable
--------------------------   -----------         --------        --------------------------        -------------------------

Stanford R. Ovshinsky (1)         _                  -                    550,491/0                        $438,254/$0

Iris M. Ovshinsky (2)             _                  _                    351,993/0                        $291,497/$0

Robert C. Stempel (3)           12,000             $80,256                308,000/30,000                   $ 17,442/$0

Nancy M. Bacon (4)              10,000             $39,125                217,700/7,500                    $117,520/$0

Subhash K. Dhar (5)               _                   _                    68,928/0                        $8,721/$0



(1) Mr. Ovshinsky's exercisable options are exercisable at a weighted average price of $11.07 per share.

(2) Dr. Ovshinsky's exercisable options are exercisable at a weighted average price of $11.05 per share.

(3) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $14.12 and $19.59 per share, respectively.

(4) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $11.60 and $20.125 per share, respectively.

(5) Mr. Dhar's exercisable options are exercisable at a weighted average price of $15.99 per share.


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

      Mr. Ovshinsky's employment agreement with Ovonic Battery additionally contains a power of attorney and proxy from the Company providing Mr. Ovshinsky with the right to vote the shares of Ovonic Battery held by the Company following a change in control of the Company. For purposes of the agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of the Company's assets; (ii) the approval by the Company's stockholders of any plan or proposal of liquidation or dissolution of the Company; (iii) the consummation of any consolidation or merger of the Company in which the Company is not the surviving or continuing corporation; (iv) the acquisition by any person of 30 percent or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in the Company's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy will be exercised by Dr. Iris M. Ovshinsky.

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

      In February 1998, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an Employment Agreement between the Company and Dr. Iris M. Ovshinsky. The purpose of the Employment Agreement is to clearly define Dr. Ovshinsky's duties and compensation arrangements. The Employment Agreement also provides for the Company to have the benefits of Dr. Ovshinsky's services as a consultant to the Company following the termination of her active employment for consulting fees equal to 50% of the salary payable to Dr. Ovshinsky at the date of the termination of her active employment. Dr. Ovshinsky shall have the right to retire at any time during her services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of Dr. Ovshinsky's life.

      The initial term of Dr.  Ovshinsky's  employment period is until September
2, 1999 and is automatically renewed for successive one-year periods unless terminated by Dr. Ovshinsky or the Company upon 120 days notice in advance of the renewal date. Dr. Ovshinsky's employment agreement provides for an annual salary of not less than $250,000, annual increases to reflect increases in the cost of living and discretionary annual increases, as determined by the Board of Directors of the Company.

                     COMPENSATION OF DIRECTORS

      Directors who are officers of the Company receive no payment for service as a director. The other directors of the Company are issued approximately $5,000 per year in the Company's Common Stock based on the closing price of Common Stock on the first business day of each year and are paid $500 for each Board meeting attended (in person or via telephone conference call) as well as $500 for each committee meeting if not coincident with a Board meeting. Directors are also reimbursed for all expenses incurred for the purpose of
attending  board of directors  and  committee  meetings,   including  airfare,
mileage, parking, transportation and hotel.

                   COMPENSATION COMMITTEE REPORT

Compensation Committee.

      The Compensation Committee is composed of Mr. McCarthy (Chairman) and Dr. Metz. Neither of the Compensation Committee members are or were during the last fiscal year an officer or employee of the Company or any of its subsidiaries, or had any business relationship with the Company or any of its subsidiaries.

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

Chief Executive Officer Compensation.

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by the Company and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 1997 was determined in accordance with his Employment Agreements with the Company and Ovonic Battery.


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


                                                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                            AMONG ENERGY CONVERSION DEVICES, INC., THE NASDAQ STOCK
                                         MARKET--U.S. INDEX AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX



                                                                         Cumulative Total Return
                                                         ------------------------------------------------------
                                                         6/93      6/94      6/95      6/96      6/97      6/98
                                                         ----      ----      ----      ----      ----      ----

Energy Conversion Devices, Inc.                         100.00    112.64    149.43    209.20    117.24     89.08
Nasdaq Stock Market (U.S.)                              100.00    100.96    134.77    173.03    210.38    277.61
Hambrecht & Quist Technology                            100.00    102.21    180.82    211.32    275.98    349.59





      The total return with respect to NASDAQ Stock Market - US Index and the Hambrecht & Quist Technology Index assumes that $100 was invested on June 30, 1993, including reinvestment of dividends.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

                           CLASS A COMMON STOCK

      Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M. Ovshinsky (executive officers, Directors and founders of the Company), own of record 153,420 shares and 65,601 shares, respectively (or approximately 69.8% and 29.8%, respectively), of the outstanding shares of Class A Common Stock. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 14, 1999. As of September 18, 1998, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (the "Sanoh Shares") owned by Sanoh Industrial Co., Ltd. ("Sanoh") under the terms of an agreement dated as of November 3, 1992 between the Company and Sanoh which, together with the Class A Common Stock and 10,574 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 31.1% of the combined voting power of the Company.

      The following table sets forth, as of June 30, 1998, information concerning the beneficial ownership of Class A Common Stock by each Director and all executive officers and Directors of the Company as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.

                                  Class A
                                Common Stock           Total Number
  Name of                       Beneficially            of Shares                 Percentage
Beneficial Owner                Owned(1)(2)          Beneficially owned            of Class
----------------                ------------         ------------------           ----------
Stanford R. Ovshinsky             153,420                  153,420                  69.8%

Iris M. Ovshinsky                  65,601                   65,601                  29.8%

All other executive
officers and directors as
a group (13 persons)                __                        __                      __

Total                             219,021                  219,021                  99.6%



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

                                   COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 18, 1998, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of the Company as a group. All shares are owned directly except as otherwise indicated.

                                 Amount and Nature of
Name of Beneficial Owner        Beneficial Ownership(1)            % of Class(2)
------------------------        -----------------------            -------------


 Stanford R. Ovshinsky               839,811 (3)                        6.28%

 Iris M. Ovshinsky                   420,268 (4)                        3.21%

 Robert C. Stempel                   383,404 (5)                        2.95%

 Nancy M. Bacon                      248,715 (6)                        1.93%

 Subhash K. Dhar                      68,928 (7)                         *

 Haru Reischauer**                    42,105 (8)                         *

 Hellmut Fritzsche                    31,490 (9)                         *

 Walter J. McCarthy, Jr.              22,056 (10)                        *

 Stanley K. Stynes                    20,753 (11)                        *

 Nathan J. Robfogel                   16,986 (12)                        *

 Umberto Colombo                      12,020 (13)                        *

 Florence I. Metz                     10,753 (14)                        *

 Joichi Ito                            7,924 (15)                        *

 Seymour Liebman                       7,396 (16)                        *

 Stephan W. Zumsteg                    6,600 (17)                        *

 All executive officers and
 directors as a group              2,139,209                           14.71%
 (15 persons)


----------------------
 *     Less than 1%.
 **    Mrs. Reischauer died on September 23, 1998.

 (1) Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty days, whether through the exercise of options or warrants or through the conversion of another security.

 (2) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof (see Note (1) above) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
 (3) Includes 550,491 shares (adjusted as of June 30, 1998) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power, 153,420 shares of Class A Common Stock which are convertible into Common Stock, and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.
 (4) Includes 351,993 shares (adjusted as of June 30, 1998) represented by options exercisable within 60 days, 65,601 shares of Class A Common Stock which are convertible into Common Stock and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.
 (5) Includes 323,000 shares represented by options exercisable within 60 days and 14,000 shares represented by warrants exercisable within 60 days.
 (6) Includes 225,200 shares represented by options exercisable within 60 days and 6,000 shares represented by warrants exercisable within 60 days.
 (7)   Includes 68,928 shares represented by options exercisable within 60 days.
 (8) Includes 20,000 shares represented by options exercisable within 60 days, and 17,885 shares of Common Stock held in a trust.
 (9) Includes 18,980 shares represented by options exercisable within 60 days and 1,980 shares represented by warrants exercisable within 60 days.
 (10)  Includes 10,000 shares represented by options exercisable within 60 days.
 (11)  Includes 9,000 shares represented by options exercisable within 60 days.
 (12)  Includes 15,000 shares represented by options exercisable within 60 days.
 (13)  Includes 10,000 shares represented by options exercisable within 60 days.
 (14)  Includes 5,000 shares represented by options exercisable within 60 days.
 (15)  Includes 6,743 shares represented by options exercisable within 60 days.
 (16)  Includes 7,000 shares represented by options exercisable within 60 days.
 (17)  Includes 5,600 shares represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of September 18, 1998, to the knowledge of the Company, the beneficial holders of more than 5% of the Company's Common Stock (see footnotes for calculation used to determine "percentage of class" category):



 Name and Address of                  Amount and Nature of         Percentage of
 Beneficial Holder                    Beneficial Ownership           Class(1)
--------------------                  --------------------         -------------

 Stanford R. and Iris M. Ovshinsky        1,260,079(2)                 9.14 %
 1675 West Maple Road
 Troy, Michigan 48084

---------------

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

 (2) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 14, 1999), 10,574 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights, 902,484 (adjusted as of June 30, 1998) shares represented by options exercisable within 60 days and 1,500 shares represented by warrants exercisable within 60 days held by Mr. and Dr. Ovshinsky.


 Item 13: Certain Relationships and Related Transactions
--------- ----------------------------------------------

     Canon/United Solar. In June, 1990, the Company formed United Solar, a joint venture with Canon, in which Canon and the Company each own 49.98% of the outstanding shares, with the balance held by Mrs. Haru Reischauer, a member of the Company's Board of Directors until her death on September 23, 1998. Mrs. Reischauer was also a director of United Solar. In the year ended June 30, 1998, the Company performed various laboratory, shop, patent and research services for United Solar for which United Solar was charged approximately $315,000. In the year ended June 30, 1998, United Solar billed ECD for approximately $180,000 for work performed in accordance with the DOE PV
Bonus contract.

      GM Ovonic. During the year ended June 30, 1998, the Company had revenues of $4,871,000 for sales of battery packs, electrodes, machine building and other services performed for GM Ovonic.

      Sovlux Battery.   During the fiscal year ended June 30, 1998,  the Company
recorded revenues of $1,500,000 and received cash of $1,200,000 for license fees relating to a technology transfer agreement.

     Miscellaneous. Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by the Company as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $122,712 in salary during the year ended June 30, 1998.

     HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of the Company. HKO Media, Inc. was paid $99,030 by the Company for its services during the fiscal year ended June 30, 1998.

      Compliance  with  Section  16(a) of the  Securities  Exchange Act of 1934.
 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership with respect to the securities of the Company and its affiliates with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based on a review of these reports and written representations from the Company's directors and officers regarding the necessity of filing a report, the Company believes that during fiscal year ended June 30, 1998, all filing requirements were met on a timely basis.

                                        PART IV

Item 14: Exhibits, Financial Statement Schedules and Report on Form 8-K
-------- --------------------------------------------------------------

(a)   1.    Financial statements:                                                     Page
                                                                                      ----

      The following financial statements are included in Part II, Item 8:

            Independent Auditors' Report.............................................. 37

            Consolidated balance sheets - June 30, 1998 and 1997...................... 38

            Consolidated statements of operations - years ended
                  June 30, 1998, 1997 and 1996........................................ 40

            Consolidated statements of stockholders' equity
                   years ended June 30, 1998, 1997 and 1996........................... 41

            Consolidated statements of cash flows - years ended
                  June 30, 1998, 1997 and 1996........................................ 43

            Notes to consolidated financial statements................................ 45


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


(c)     Exhibits


                                                                                       Page or
                                                                                      Reference
                                                                                      ---------
3.1     Restated Certificate of Incorporation filed September 29, 1967                   (a)

3.2     Certificate of Amendment to Certificate of Incorporation filed                   (b)
        February 24, 1998,  increasing authorized shares of the Company's Common
        Stock from 15,000,000 shares to 20,000,000 shares

3.3     Certificate of Incorporation of United Solar Systems Corp.                       (c)

3.4     Bylaws of United Solar Systems Corp.                                             (d)


                                      -85-


3.5     Certificate  of  Amendment to  Certificate  of  Incorporation  filed             (e)
        September 13, 1993  extending  voting  rights of the  Company's  Class A
        Common Stock

3.6     Bylaws in effect as of July 17, 1997                                             (f)

3.7     Amendment to Article VIII of the Bylaws effective as of February                 (g)
        19, 1998

4.1     Agreement  among the  Company,  Stanford  R.  Ovshinsky  and Iris M.             (h)
        Ovshinsky  relating to the automatic  conversion of Class A Common Stock into the Company's  Common Stock upon the occurrence of certain  events, dated September 15, 1964

10.1    Patent License Agreement between the Company and Hitachi,                        (i)
        Ltd. dated October 29, 1984

10.2    Patent License Agreement dated September 10, 1985 between                        (j)
        the Company and Sony Corporation relating to optical memory technology

10.3    License Agreement effective as of June 18, 1985 between the                      (k)
        Company and Canon Inc., as restated on September 20, 1985

10.4    Non-Assertion Agreement dated June 16, 1986 between the                          (l)
        Company and Canon Inc.

10.5    Amendment to the Patent License Agreement dated December 5,                      (m)
        1986 between the Company and Matsushita Electric Industrial
        Co., Ltd.

10.6    Energy Conversion Devices, Inc. 1987 Stock Option and Incentive                  (n)
        Plan

10.7    Agreement dated October 24, 1983 between the Company and                         (o)
        Asahi Chemical Industry Co. Ltd.

10.8    License Agreement and Supplemental Understanding dated                           (p)
        February 10, 1989 between Varta Batterie AG and the Company and Ovonic Battery Company

10.9    Charter of the Soviet-American Joint Venture, Sovlux, dated                      (q)
        January 11, 1990

10.10   Agreement on the Establishment and Activity of the Soviet-                       (r)
        American Joint Venture, Sovlux, dated January 11, 1990

10.11   License and Joint R&D Agreement entered into as of February 20, 1990             (s)
        by and between  Hitachi  Maxell,  Ltd.,  the Company and Ovonic  Battery
        Company, Inc.




10.12   Joint Venture Agreement dated as of June 27, 1990 by and                         (t)
        between Canon Inc. and the Company filed confidentially
        pursuant to Rule 24b-2

10.13   Exclusive License Agreement dated July 6, 1990 made by and                       (u)
        between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2

10.14   Know-How Cross-License Agreement dated July 6, 1990 made by                      (v)
        and between Canon Inc., the Company and United Solar Systems
        Corp. filed confidentially pursuant to Rule 24b-2

10.15   Option License Agreement dated July 6, 1990 made by and                          (w)
        between the Company and Canon Inc. filed confidentially
        pursuant to Rule 24b-2

10.16   Option License Agreement dated July 6, 1990 made by and                          (x)
        between the Company and United Solar Systems Corp. filed
        confidentially pursuant to Rule 24b-2

10.17   Amended Master Agreement made and entered into by and                            (y)
        between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991

10.18   Memory Patent License Agreement made and entered into by and                     (z)
        between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991

10.19   Memory Patent License Agreement by and between the Company                       (aa)
        and Asahi Chemical Industry Co., Ltd. dated April 26, 1991

10.20   License Agreement by and between the Company, Ovonic Battery                     (bb)
        and Samsung Electronics Co., Ltd. dated June 10, 1991

10.21   License  Agreement  between the Company,  Ovonic  Battery and  Sylva             (cc)
        Industries Limited dated June 14, 1991

10.22   License Agreement by and between the Company and Ovonic                          (dd)
        Battery and Harding Energy Systems, Inc. dated August 28, 1991

10.23   License Agreement made as of November 20, 1991 by and                            (ee)
        between the Company, Ovonic Battery and Hyundai Motor
        Company

10.24   Agreement effective as of March 9, 1992 by and between the  Company,             (ff)
        Ovonic Battery and Mitsubishi Materials Corporation

10.25   Memory Patent License Agreement effective as of April 1, 1992 by                 (gg)
        and between the Company and Plasmon Limited




10.26   Option License Agreement effective as of September 8, 1992 by                    (hh)
        and between the Company, Ovonic Battery and Sylva Industries
        Limited

10.27   Memorandum Agreement dated as of April 22, 1993 between the                      (ii)
        Company and Sanoh Industrial Co., Ltd. filed confidentially pursuant to Rule 24b-2

10.28   Memory Patent License Agreement dated as of February 3, 1993                     (jj)
        between the Company and Toshiba Corporation

10.29   Investment Agreement dated as of July 9, 1993 among the                          (kk)
        Company, United Solar Systems Corp. and Canon, Inc.

10.30   Amendment to Exclusive License Agreement dated as of July 22,                    (ll)
        1993 between the Company and United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

10.31   License Agreement dated as of July 22, 1993 between the                          (mm)
        Company and United Solar System Corp. filed confidentially pursuant to Rule 24b-2

10.32   Amendment  to Option  License  Agreement  dated as of July 22,  1993             (nn)
        between the Company and United Solar Systems Corp.

10.33   License  Agreement  between  the  Company  and a Japanese Battery                (oo)
        Manufacturer filed confidentially pursuant to Rule 24b-2

10.34   Intercompany Services Agreement dated as of September 2, 1993                    (pp)
        between the Company and Ovonic Battery Company, Inc.

10.35   Amended and Restated License Agreement and Assignment                            (qq)
        dated as of September 2, 1993 between the Company and
        Ovonic Battery Company, Inc.

10.36   Intercompany Agreement Concerning Battery License dated as of                    (rr)
        September 2, 1993 between the Company and Ovonic Battery
        Company, Inc.

10.37   Executive Employment Agreement dated as of September 2, 1993                     (ss)
        between the Company, Ovonic Battery Company, Inc. and
        Stanford R. Ovshinsky

10.38   Executive Employment Agreement dated as of September 2, 1993                     (tt)
        between the Company and Stanford R. Ovshinsky

10.39   Stock Option Agreement by and between Ovonic Battery                             (uu)
        Company, Inc. and Stanford R. Ovshinsky dated as of
        November 18, 1993




10.40   Stock Option Agreement by and between the Company and                            (vv)
        Stanford R. Ovshinsky dated as of November 18, 1993

10.41   Stock Option Agreement by and between the Company and Iris                       (ww)
        M. Ovshinsky dated as of November 18, 1993

10.42   Stock Purchase Agreement by and between Sanoh Industrial Co.,                    (xx)
        Ltd., the Company and Ovonic Battery dated December 31, 1993

10.43   Stakeholder Agreement between Ovonic Battery Company, Inc.                       (yy)
        and General Motors Corporation for the organization of GM
        Ovonic L.L.C. dated June 14, 1994 filed confidentially pursuant to
        Rule 24b-2

10.44   Letter Agreement dated June 20, 1994 between Sanoh Industrial                    (zz)
        Co., Ltd. and the Company

10.45   Consumer  Battery License  Agreement  effective as of December 15,               (aaa)
        1994 by and between the Company,  Ovonic Battery Company, Inc. and Sanyo
        Electric Co., Ltd., filed confidentially pursuant to Rule 24b-2.

10.46   Consumer  Battery License  Agreement  effective as of December 20,               (bbb)
        1994 by and  between the  Company,  Ovonic  Battery  Company,  Inc.  and
        Toshiba Battery Co., Ltd., filed confidentially pursuant to Rule 24b-2.

10.47   Second Amendment to Sylva/ECD/OBC  License  Agreement effective as               (ccc)
        of January 1, 1995 by and between the Company,  Ovonic Battery  Company,
        Inc.  and Sylva  Industries,  Ltd.,  portions  of which  have been filed confidentially pursuant to Rule 24b-2.

10.48   Consumer battery agreement effective as of January 10, 1995 by and               (ddd)
        between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer,  portions of which have been filed confidentially pursuant to Rule 24b-2.

10.49   Battery  License  Agreement  dated March 28,  1995 by and between                (eee)
        Ovonic Battery Company,  Inc. and Walsin Technology  Corp.,  portions of which have been filed confidentially pursuant to Rule 24b-2.

10.50   Amendment to License and Joint R&D Agreement effective as of                     (fff)
        March 31, 1995 by and between Hitachi Maxell, Ltd., the
        Company and Ovonic Battery Company, Inc., portions of which have been filed confidentially pursuant to Rule 24b-2.

10.51   Energy Conversion Devices, Inc. 1995 Non-Qualified Stock                         (ggg)
        Option Plan




10.52   Memory Patent License Agreement by and between Toray                             (hhh)
        Industries, Inc. and the Company effective as of April 1, 1995

10.53   Amendment  Agreement  by and  between  Varta  Batterie  A.G.,  the               (iii)
        Company and Ovonic  Battery  effective  as of June 8, 1995,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.54   Amendment to License  Agreement  by and between  Samsung  Display                (jjj)
        Devices Co., Ltd.,  the Company and Ovonic Battery  effective as of June
        23, 1995, portions of which have been filed  confidentially  pursuant to
        Rule 24b-2

10.55   Amendment Agreement by and between Eveready Battery Company, Inc.,               (kkk)
        the Company and Ovonic Battery  effective as of June 23, 1995,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.56   License  Agreement  effective  as of  September  30,  1995 by and                (lll)
        between Ovonic Battery  Company,  Inc. and Sanoh  Industrial  Co., Ltd.,
        portions of which have been filed confidentially pursuant to Rule 24b-2

10.57   Technology Transfer Agreement effective as of July 1, 1995 by                    (mmm)
        and between Ovonic Battery Company, Inc. and Sanoh Industrial
        Co., Ltd.

10.58   Consumer Battery  Agreement  effective as of September 29, 1995 by               (nnn)
        and between Ovonic Battery Company, Inc. and Furukawa Battery Co., Ltd.,
        portions of which have been filed confidentially pursuant to Rule 24b-2

10.59   Battery License Agreement by and between Ovonic Battery                          (ooo)
        Company, Inc. and Asia Pacific Investment Co. dated January 4,
        1996, filed confidentially pursuant to Rule 24b-2

10.60   Amendment No. 2 to Development Agreement between United                          (ppp)
        States Advanced Battery Consortium, the Company and Ovonic
        Battery Company, Inc. effective March 8, 1996, portions of which have been filed confidentially pursuant to Rule 24b-2

10.61   Stock Purchase Agreement executed May 14, 1996, by and                           (qqq)
        among Honda Motor Co., Ltd., the Company and Ovonic Battery
        Company, Inc.




10.62   Settlement  Agreement effective as of March 28, 1996, by and among               (rrr)
        the Company,  Ovonic Battery Company,  Inc., Saft America, Inc. ("Saft")
        and certain entities  affiliated with Saft,  portions of which have been filed confidentially pursuant to Rule
        24b-2

10.63   Executive Employment Agreement dated as of February 19, 1998                     99
        between the Company and Iris M. Ovshinsky

11.1    Computation  of Earnings Per Share  Attributable  to Common Stock                109

22.1    List of all direct and indirect  subsidiaries of the Company                     110

23.1    Consent of Independent  Auditors                                                 111

27.1    Financial  Data  Schedule                                                        112

28.1    Decision and Order dated May 25, 1993                                            (sss)

28.2    Order dated August 18, 1993                                                      (ttt)



                              Notes to Exhibit List

(a) Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.

(b)         Filed as Exhibit 3.5 to the Company's Registration Statement on Form
            S-3  (Registration   No.  333-50749)  and  incorporated   herein  by
            reference.

(c) Filed as Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(d)         Filed as Exhibit 3.10 to the  Company's  Annual  Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(e) Filed as Exhibit 3.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(f)         Filed as Exhibit 3.10 to the  Company's  Annual  Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1997,   as  amended,   and
            incorporated herein by reference.

(g)         Filed as Exhibit 3.7 to the Company's Registration Statement on Form
            S-3  (Registration   No.  333-50749)  and  incorporated   herein  by
            reference.

(h) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(i) Filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1984 and incorporated herein by reference.

(j) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1986 and incorporated herein by reference.

(k) Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal June 30, 1986 and incorporated herein by reference.

(l) Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 13, 1986 and incorporated herein by reference.

(m) Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated herein by reference.

(n) Filed as Exhibit 10.110 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(o) Filed as Exhibit 10.112 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 and incorporated herein by reference.

(p)         Filed as Exhibit 10.71 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1989,   as  amended,   and
            incorporated herein by reference.

(q)         Filed as Exhibit 10.82 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(r)         Filed as Exhibit 10.83 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(s)         Filed as Exhibit 10.92 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(t)         Filed as Exhibit 10.94 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(u)         Filed as Exhibit 10.96 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(v)         Filed as Exhibit 10.97 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(w)         Filed as Exhibit 10.98 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(x)         Filed as Exhibit 10.99 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1990,   as  amended,   and
            incorporated herein by reference.

(y) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(z) Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(aa) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(bb)        Filed as Exhibit 10.114 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(cc)        Filed as Exhibit 10.115 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(dd)        Filed as Exhibit 10.116 to the Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1991,   as  amended,   and
            incorporated herein by reference.

(ee) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 , as amended, and incorporated herein by reference.

(ff) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 1992, as amended, and incorporated herein by reference.

(gg)        Filed as Exhibit 10.75 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1992,   as  amended,   and
            incorporated herein by reference.

(hh)        Filed as Exhibit 10.81 to the  Company's  Annual Report on Form 10-K
            for  the  fiscal  year  ended  June  30,  1992,   as  amended,   and
            incorporated herein by reference.

(ii) Filed as Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(jj) Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(kk) Filed as Exhibit 10.90 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ll) Filed as Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(mm) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(nn) Filed as Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(oo) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(pp) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(qq) Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(rr) Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ss) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(tt) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(uu) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(vv) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(ww) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(xx) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(yy) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(zz) Filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(aaa) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(bbb) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(ccc) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ddd) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(eee) Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(fff) Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ggg) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(hhh) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(iii) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(jjj) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(kkk) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(lll) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(mmm) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(nnn) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(ooo) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

(ppp) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(qqq) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(rrr) Filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(sss) Filed as Exhibit 28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ttt) Filed as Exhibit 28.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGY CONVERSION DEVICES, INC.



                                       By:/S/Stanford R. Ovshinsky
                                       ----------------------------------------
                                          Stanford R. Ovshinsky,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: October 8, 1998
---------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Stanford R. Ovshinsky    President, Chief Executive       October 8, 1998
-------------------------    Officer and Director             ------------------
Stanford R. Ovshinsky        (Principal Executive Officer)



/s/ Stephan W. Zumsteg       Treasurer                        October 8, 1998
-------------------------                                     ------------------
Stephan W. Zumsteg



/s/ Robert C. Stempel        Director                         October 8, 1998
-------------------------    (Chairman of the Board)          ------------------
Robert C. Stempel



/s/ Nancy M. Bacon           Director                         October 8, 1998
-------------------------                                     ------------------
Nancy M. Bacon

/s/ Umberto Colombo          Director                         October 8, 1998
-------------------------                                     ------------------
Umberto Colombo



/s/ Hellmut Fritzsche        Director                         October 8, 1998
-------------------------                                     ------------------
Hellmut Fritzsche



/s/ Joichi Ito               Director                         October 8, 1998
-------------------------                                     ------------------
Joichi Ito



/S/ Seymour Liebman          Director                         October 8, 1998
-------------------------                                     ------------------
Seymour Liebman



/s/ Walter J. McCarthy, Jr.  Director                         October 8, 1998
--------------------------                                    ------------------
Walter J. McCarthy, Jr.



/s/ Florence I. Metz         Director                         October 8, 1998
-------------------------                                     ------------------
Florence I. Metz



/s/ Iris M. Ovshinsky        Director                         October 8, 1998
-------------------------                                     ------------------
Iris M. Ovshinsky



/s/ Nathan J. Robfogel       Director                         October 8, 1998
-------------------------                                     ------------------
Nathan J. Robfogel



/s/ Stanley K. Stynes        Director                         October 8, 1998
-------------------------                                     ------------------
Stanley K. Stynes

                                   EXHIBIT INDEX


Exhibit No.                               Description
-----------                               -----------

10.63 Executive Employment Agreement dated as of February 19, 1998 between the Company and Iris M. Ovshinsky

11.1                           Computations of Earnings (Losses) per share

22.1 List of all direct and indirect subsidiaries of the Company

23.1                           Consent of Independent Auditors

27.1                           Financial Data Schedule