Form 10-Q
period 1998-09-30
ENERGY CONVERSION DEVICES INC
filed 1998-11-16
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              ----------

                              FORM 10-Q

    (Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended       SEPTEMBER 30, 1998
                    -----------------------------------------------------------

                                OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ---------------------- to ----------------------

                   Commission file number    1-8403
                                          -----------

                         ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                    38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                               48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code      (248) 280-1900
                                                  -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

    As of November 13, 1998, there were 219,913 shares of Class A Common Stock and 12,559,293 shares of Common Stock outstanding.

                           Page 1 of 24 pages

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.  Financial Statements
------   --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1998              1997
                                                      ----              ----
REVENUES
      Product sales                               $   966,555      $  2,574,497
      Royalties                                       615,336           338,000
      Revenues from product development agreements  3,773,347         2,790,065
      Revenues from license and other agreements       42,000            58,505
      Other                                           780,387           699,378
                                                  -----------      ------------
      TOTAL REVENUES                                6,177,625         6,460,445

EXPENSES
      Cost of product sales                         2,091,999         2,577,267
      Cost of revenues from product development
         agreements                                 4,031,337         2,773,852
      Product development and research              2,906,151         3,095,285
      Patent defense                                   67,845            71,395
      Patents                                         356,985           327,202
      Operating, general and administrative         1,157,368         2,087,998
                                                  -----------      ------------
      TOTAL EXPENSES                               10,611,685        10,932,999
                                                  -----------      ------------

      LOSS FROM OPERATIONS                         (4,434,060)       (4,472,554)

OTHER INCOME (EXPENSE):
      Equity in loss of joint venture              (1,089,000)           --
      Interest expense                               (166,917)          (44,996)
      Interest income                                 355,493           189,696
      Other nonoperating income - net                 110,489            30,788
                                                  -----------      ------------

      TOTAL OTHER INCOME (EXPENSE)                   (789,935)          175,488
                                                  -----------      ------------

      NET LOSS                                    $(5,223,995)     $ (4,297,066)
                                                  ===========      ============

      BASIC NET LOSS PER SHARE                    $      (.41)     $       (.40)
                                                  ===========      ============

         DILUTED NET LOSS PER SHARE               $      (.41)     $       (.40)
                                                  ===========      ============






See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                   ASSETS
                                   ------

                                                     September 30,   June 30,
                                                        1998            1998
                                                    -----------     -----------
                                                    (Unaudited)     (Audited)
CURRENT ASSETS
   Cash, including cash equivalents of
    $21,926,000 as of September 30, 1998 and
    $25,780,000 as of June 30, 1998                 $21,931,190     $25,786,112
   Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $291,000 at September 30, 1998 and
    $315,000 at June 30, 1998)                        8,326,798       8,666,952
   Amounts due from related parties                   1,279,389       1,491,115
   Inventories                                        1,251,661       1,074,097
   Prepaid expenses and other current assets            225,333         374,590
                                                    -----------     -----------

    TOTAL CURRENT ASSETS                             33,014,371      37,392,866

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                           312,588         312,588
   Buildings and improvements                         3,666,411       3,666,411
   Machinery and other equipment (including
        construction in progress of approximately
        $888,000 at September 30, 1998 and
        $785,000 at June 30, 1998)                   17,078,662      16,870,261
   Capitalized lease equipment                        5,383,672       5,383,672
                                                    -----------     -----------
                                                     26,441,333      26,232,932

Less accumulated depreciation and amortization      (18,004,579)    (17,641,505)
                                                    ------------    ------------
    TOTAL PROPERTY, PLANT AND EQUIPMENT               8,436,754       8,591,427

Investments in EV Global and Unique Mobility          1,662,000       1,953,000

JOINT VENTURES
   United Solar                                       1,026,914       2,115,914
   GM Ovonic                                             --               --
   Sovlux                                                --               --

OTHER ASSETS                                          1,305,547       1,307,609
                                                    -----------     -----------

TOTAL ASSETS                                        $45,445,586     $51,360,816
                                                    ===========     ===========



See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     September 30,   June 30,
                                                        1998            1998
                                                     -------------  -----------
                                                      (Unaudited)    (Audited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $ 4,063,427    $ 4,443,189
   Salaries, wages and amounts withheld
    from employees                                     1,750,121      1,413,217
   Deferred revenues under business
    agreements                                           374,727        417,082
   Current installments on capitalized lease
    obligations                                        1,315,932      1,319,220
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                        7,504,207      7,592,708

CAPITALIZED LEASE OBLIGATIONS                          3,660,430      3,967,496

DEFERRED GAIN                                          1,440,927      1,551,146

NON-REFUNDABLE ADVANCE ROYALTIES                       3,425,251      3,434,120
                                                     -----------    -----------
      TOTAL LIABILITIES                               16,030,815     16,545,470

STOCKHOLDERS' EQUITY
   Capital Stock
    Class A Convertible Common Stock,
    par value $0.01 per share:
      Authorized - 500,000 shares
      Issued & outstanding - 219,913 shares                2,199          2,199
    Common Stock, par value $0.01 per share:
      Authorized - 20,000,000 shares
      Issued and outstanding - 12,668,345
      shares at September 30, 1998 and
      12,639,817 shares at June 30, 1998                 126,683        126,398
   Additional paid-in capital                        227,434,108    227,092,920
   Accumulated deficit                              (196,974,358)  (191,750,363)
   Treasury stock at cost - 73,000 shares
    at September 30, 1998 and 42,000 shares
    at June 30, 1998                                    (835,861)      (608,808)
   Accumulated Other Comprehensive Loss                 (338,000)       (47,000)
                                                     ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                            29,414,771     34,815,346
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $45,445,586    $51,360,816
                                                     ===========    ===========

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                         1998          1997
                                                         ----          ----
OPERATING ACTIVITIES:
     Net loss                                        $ (5,223,995)  $(4,297,066)
     Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                    363,074        505,899
        Equity in loss of United Solar                 1,089,000          --
        Creditable royalties                              (8,869)       (17,000)
        Options issued to executive for
         services rendered                               113,250        113,250
        Amortization of deferred gain                   (110,218)       (11,499)
     Changes in working capital:
        Accounts receivable and amounts
         due from related parties                        551,880     (1,626,751)
        Inventories                                     (177,564)        44,947
        Prepaid expenses and other current assets        151,319        (92,422)
        Accounts payable and accrued expenses            (42,861)        (7,589)
        Deferred revenues under business agreements      (42,355)      (250,261)
                                                     -------------  ------------
NET CASH USED IN OPERATIONS                           (3,337,339)    (5,638,492)

INVESTING ACTIVITIES:
     Purchases of capital equipment (net)               (208,400)      (151,680)
     Purchase of investments                               --        (2,692,653)
     Sales of investments                                  --         1,945,227
                                                     -------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                   (208,400)      (899,106)

FINANCING ACTIVITIES:
     Purchase of treasury stock                         (227,053)         --
     Principal payments under short-term and
       long-term debt obligations and capitalized
       lease obligations                                (310,354)      (350,021)
     Proceeds from sale of stock upon
       exercise of stock options and warrants            228,224         47,963
                                                     -------------  ------------

NET CASH USED IN FINANCING ACTIVITIES                   (309,183)      (302,058)
NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                       (3,854,922)   (6,839,656)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       25,786,112    14,270,145
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 21,931,190   $  7,430,489
                                                     ============   ============




See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                 Three Months Ended
                                                    September 30,
                                                -----------------------
                                                    1998        1997
                                                    ----        ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest                       $ 166,917    $ 44,996

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1998
  ---------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months ended September 30, 1998 (fiscal 1999) and 1997 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1998 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD and its 93.5%- owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride (NiMH) battery technology (collectively the Company). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. (United Solar) (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan (Canon) and (ii) GM Ovonic L.L.C. (GM Ovonic) (40%), Ovonic Battery's joint venture with General Motors Corporation (General Motors) to manufacture and sell the Company's proprietary NiMH batteries for electric and hybrid electric vehicle applications worldwide. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux).

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

     GAAP requires ECD to carry its pre-May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaics and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55.5 million. In May 1998, ECD and Canon each invested $2.5 million in United Solar to fund United Solar's continuing operations.

      GAAP requires that ECD's $2.5 million cash investment be recorded on the balance sheet as an investment in United Solar. At the same time, however, GAAP requires that ECD make non-cash adjustments to its carrying value of United Solar such that ECD's carrying value of United Solar is decreased by the losses of United Solar (in proportion to ECD's ownership share of United Solar) and ECD is required to re-cord a non-cash, non-operating expense in the amount of the non-cash reduction in carrying value of United Solar.

      The Company will suspend recording non-cash, non-operating expense or income should the calculated investment in United Solar go below zero or above $2.5 million. The investment in United Solar will continue to be carried at an amount no higher than the Company's cash investment until United Solar becomes profitable (based upon its history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

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

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Unique Mobility, Inc. in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments are marked-to-market, with the offset recorded to Stockholders' Equity. Neither investment is considered impaired as of September 30, 1998.

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the three months ended September 30, 1997 have been reclassified to be consistent with the classification of items in the three months ended September 30, 1998.

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

     During the three months ended September 30, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive loss was as follows:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1998                  1997
                                                 ----                  ----
Net Loss                                     $(5,223,995)           $(4,297,066)
OTHER COMPREHENSIVE LOSSES:
Unrealized loss on security                     (291,000)                --
                                             ------------           ------------
COMPREHENSIVE LOSS                           $(5,514,995)           $(4,297,066)
                                             ============           ============

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

      In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the three months ended September 30, 1998, ECD recorded $1,089,000 as its share of the losses of United Solar.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

                        UNITED SOLAR STATEMENTS OF OPERATIONS

                                         Three Months Ended   Three Months Ended
                                         September 30, 1998   September 30, 1997
                                         ------------------   ------------------
                                            (Unaudited)          (Unaudited)

      Revenues*                             $ 3,140,424          $ 2,704,216
      Operating Expenses
        Cost of product sales                 3,684,584            4,312,307
        Research and development                736,517              626,443
        General and administrative              386,710              181,156
        Sales and marketing                     363,355              389,775
                                            -----------          -----------
           Total                              5,171,166            5,509,681
        Other Income (expenses)                (147,660)              --
                                            ------------         -----------
      Net Loss                              $ 2,178,402)         $(2,805,465)
                                            ============         ============

      * Includes product sales and revenues earned under research contracts.

                           UNITED SOLAR BALANCE SHEETS
                           ---------------------------

                                                    September 30,      June 30,
                                                    -------------      --------
                                                        1998            1998
                                                        ----            ----
                                                      (Unaudited)    (Unaudited)
     Current Assets:
        Cash and cash equivalents                     $ 2,107,661    $ 4,091,047
        Accounts receivable                             1,693,193      1,748,857
        Inventory                                       3,588,644      3,361,684
        Other current assets                              392,372        462,282
                                                      -----------    -----------
           Total Current Assets                         7,781,870      9,663,870
     Property, plant and equipment (net)               10,936,884     11,575,454
     Other assets                                         225,295        183,763
                                                      -----------    -----------
           Total Assets                               $18,944,049    $21,423,087
                                                      ===========    ===========

     Current Liabilities:
        Short-term bank debt                          $ 1,445,703    $ 1,445,703
        Accrued expenses and other                      2,512,165      2,609,402
                                                      -----------    -----------
           Total Current Liabilities                    3,957,868      4,055,105
                                                      -----------    -----------
        Note Payable - Canon                            2,500,000      2,500,000
        Lease Payable                                   7,539,744      7,743,143
           Total Stockholders' Equity                   4,946,437      7,124,839
                                                      -----------    -----------
            Total Liabilities and Stockholders'
              Equity                                  $18,944,049    $21,423,087
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

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its initial start-up phase and, as such, has a history of operating losses.

Sovlux

      In 1990, the Company formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy ("Minatom"). Sovlux has not been able to commence production of photovoltaic products due to Minatom's inability to provide the required operating capital due to current economic conditions in Russia.

      In fiscal 1998, the Company formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by the Company and 50% by the Chepetsky Mechanical Plant ("Chepetsky") an enterprise of Minatom. The Company's contribution to the ventures consist solely of technology.

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

Accounts Receivable

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts and other programs:

                                                 September 30,       June 30,
                                                    1998               1998
                                                 -------------      -----------
      U.S. Government:
        Amounts billed                            $   905,348       $   717,281
        Unbilled                                      711,248           812,439
                                                  -----------       ------------
           Total                                    1,616,596         1,529,720
                                                  -----------       ------------

      Commercial Customers:
        Amounts billed                              4,374,125         5,480,895
        Related party billed
           - United Solar                             110,327           169,847
           - GM Ovonic                                716,716           729,561
        Royalties                                     825,607         1,157,619
        License fees                                  300,000           300,000
        Due per contracts                           1,262,833           353,954
        Related party unbilled
           - GM Ovonic                                452,346           591,707
           Other unbilled                                --               2,358
                                                  -----------       ------------
           Total                                    8,041,954         8,785,941
                                                  -----------       ------------

      Other                                           238,637           157,406
      Allowance for Uncollectible Accounts           (291,000)         (315,000)
                                                  ------------      ------------
             TOTAL                                $ 9,606,187       $10,158,067
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at September 30, 1998 and June 30, 1998. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                        September 30, 1998       June 30, 1998
                                        ------------------       -------------

        Finished products                  $   122,165           $   119,649
        Work in process                        713,990               511,582
        Raw materials                          415,506               442,866
                                           -----------           -----------
                                           $ 1,251,661           $ 1,074,097
                                           ===========           ===========

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

Royalties

      Most license agreements provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash payments for nonrefundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrable evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

      For both ECD and Ovonic Battery royalties, there are royalty trust or contingent fee arrangements whereby ECD is obligated to pay a trust 25% of optical memory royalties received and whereby Ovonic Battery is obligated to pay a law firm 25% of Ovonic Battery royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

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

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion-of-the-earnings process. Typically, such fees are nonrefundable, do not obligate the Company to incur any future costs or require future performance by the Company, and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties. There are no current or future direct costs associated with license fees.

      In the second  type of  agreement,  product  development  agreements,  the
Company conducts specified commercialization and research and development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1998              1997
                                                     ----              ----
Product Sales:
   Negative and positive electrodes               $   966,555      $ 2,316,828
   Battery packs                                        --             164,374
   Machine building                                     --              93,295
                                                  -----------      -----------
                                                  $   966,555      $ 2,574,497
                                                  ===========      ===========

Royalties:
   Battery Technology                             $   599,845      $   300,000
   Optical Memory                                      15,491           38,000
                                                  -----------      -----------
                                                  $   615,336      $   338,000
                                                  ===========      ===========

 Revenues from product development agreements:
   Photovoltaics                                  $   718,168      $    75,248
   Battery Technology                               2,506,534        2,038,284
   Microelectronics                                   446,676          241,705
   Hydrogen                                            90,220          184,877
   Other                                               11,749          249,951
                                                  -----------      -------------
                                                  $ 3,773,347      $ 2,790,065
                                                  ===========      =============

Revenues from license and other agreements:
   Battery                                        $    42,000      $    58,505
                                                  ===========      =============

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30 and June 30, 1998, the Company deferred recognition of revenues relating to nonrefundable advance royalty payments. Non-refundable advance royalties consist of the following:

                                                   September 30,      June 30,
                                                       1998             1998
                                                   -------------     -----------
       Battery                                      $ 1,338,802      $ 1,338,802
       Optical Memory                                 2,086,449        2,095,318
                                                    -----------      -----------
                                                    $ 3,425,251      $ 3,434,120
                                                    ===========      ===========

NOTE D - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months ended September 30, 1998 and 1997 are computed as follows:

                                                      1998                1997
                                                    --------            --------

   Weighted average number of shares outstanding   12,830,539        10,785,775

   Net loss                                       $(5,223,995)      $(4,297,066)
                                                  ============      ============

   BASIC NET LOSS PER SHARE                       $      (.41)      $      (.40)
                                                  ============      ============

   DILUTED NET LOSS PER SHARE                     $      (.41)      $      (.40)
                                                  ============      ============


      Basic and diluted loss per share were the same in each period due to the losses recognized in each period. Due to the Company's net loss in 1998 and 1997, 50,198 and 456,302, respectively, of potentially dilutive shares were excluded from the weighted average number of shares and from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. An additional 4,681,609 and 45,000 shares, respectively, were excluded from the 1998 and 1997 calculation of weighted average number shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of the Company's stock during these periods, such excluded securities would have been antidilutive regardless of the Company's net loss.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of results to be expected in future periods.

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

                           Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1997
------------------

      The Company had a net loss from operations in the three months ended September 30, 1998 of $4,434,000 compared to a net loss from operations of $4,473,000 for the year ended September 30, 1997. The loss is primarily due to:
(1) costs of ongoing battery product development and continued market development; (2) losses related to electrode production as the Company optimized its product performance; (3) unreimbursed expenses of additional technical, manufacturing and engineering support for GM Ovonic in furtherance of initial NiMH battery production and ongoing technical assistance to other customers; and
(4) development costs of the multi-state electrical memory. In addition the Company incurred nonoperating expenses of $790,000 in the three months ended September 30, 1998 compared to non-operating income in the same period in the prior year. Nonoperating income (expenses) includes principally interest income and expense and in 1998 a $1,089,000 charge required under generally accepted accounting principles representing the Company's share of the losses of United Solar related to its investment in May, 1998 (see NOTE A of Note to Consolidated Financial Statement).

      Product sales consisting of positive and negative battery electrodes, battery packs and machine building, decreased 62% to $967,000 in the three months ended September 30, 1998 from $2,574,000 in the three months ended September 30, 1997. Sales of negative and positive electrodes decreased $1,350,000, primarily due to lower negative electrode prices and a low level of orders and shipments. There were no battery pack sales in 1998 compared to $164,000 in 1997 as GM Ovonic, formerly the Company's principal battery pack customer, began its own production of battery packs. There were no machine-building revenues in 1998 compared to $93,000 in 1997, principally due to completion of the machine-building projects for GM Ovonic.

      Royalties, substantially all of which relate to batteries, increased 82% from $338,000 in the three months ended September 30, 1997 to $615,000 in the three months ended September 30, 1998. This increase was a result of the issuance in Japan of a basic NiMH battery patent in August 1997 to Ovonic Battery causing NiMH battery sales in Japan to be royalty bearing, and due to higher sales of NiMH batteries worldwide. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 35% from $2,790,000 in the three months ended September 30, 1997 to $3,773,000 in the three months ended September 30, 1998 due to substantially increased revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,924,000 in 1998 compared to $1,035,000 in 1997), from contracts with National Institute of Standards and Technology (NIST) in the Company's battery and optical memory technologies ($998,000 in 1998 compared to $143,000 in 1997) and con-tracts with National Renewable Energy Laboratory in photovoltaics ($718,000 in 1998 compared to $75,000 in 1997). These increases in 1998 were partially offset by decreases in revenues from the United States Advanced Battery Consortium ($730,000 in 1997 compared to none in 1998) and decreases in revenues from other technologies.

      Other revenues increased by $81,000 from $699,000 in the three months ended September 30, 1997 to $780,000 in the three months ended September 30, 1998, primarily due to increased billings for work performed for licensees of Ovonic Battery.

      The decrease in cost of product sales from $2,577,000 in the three months ended September 30, 1997 to $2,092,000 in the three months ended September 30, 1998 was principally due to reduced level of sales in 1998. The negative margins in 1998 were due to fixed costs related to reduced levels of production and reductions in cost of product sales insufficient to offset the reduced level of sales in 1998.

      The increase in cost of revenues from product development agreements and the decrease in product development and research expense in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was principally due to ongoing electric vehicle battery and other product development, as a result of increased revenues from product development agreements. Total cost of funded and unfunded product development and research expense increased 18% to $6,937,000 in the three months ended September 30, 1998 compared to $5,869,000 in the three months ended September 30, 1997.

      The increase in patent expenses from $327,000 in the three months ended September 30, 1997 to $357,000 in the three months ended September 30, 1998 was primarily due to higher patent and maintenance costs in the three months ended September 30, 1998. Patent defense expenses for the three months ended September 30, 1998 were basically flat compared to the three months ended September 30, 1997 due to the conclusion of significant patent defense activities.

      The decrease in operating, general and administrative expenses from $2,088,000 in the three months ended September 30, 1997 to $1,157,000 in the three months ended September 30, 1998 was primarily related to increased allocations to cost of revenues from product development agreements and decreased depreciation expense in 1998.

      The change from other income of $175,000 in the three months ended September 30, 1997 compared to other expense of $790,000 in the three months ended September 30, 1998 was due principally to the Company's share of the losses of United Solar in 1998 and decreased interest income in the three months ended September 30, 1998.

                  Liquidity and Capital Resources

      As of September 30, 1998, the Company had unrestricted consolidated cash and cash equivalents of $21,931,000, a decrease of $3,855,000 from June 30, 1998. In addition, the Company had accounts receivable at September 30, 1998 of $8,327,000 compared to $8,667,000 at June 30, 1998. As of September 30, 1998, the Company had consolidated working capital of $25,500,000 compared with a consolidated working capital of $29,800,000 as of June 30, 1998.

      With the issuance of the basic patents for NiMH batteries and phase change memory in Japan, various agreements are under discussion. On October 22, 1998, Ovonic Battery entered into a cooperative venture agreement and a patent license with Sanyo Electric Co., Ltd. ("Sanyo") of Osaka, Japan. The license agreement provides for an up- front payment and royalties on (1) NiMH batteries for two-and-three-wheel vehicles in Japan and China for worldwide sale, (2) other-use large NiMH batteries in Japan and (3) NiMH batteries for four or more wheel vehicles manufactured in Japan for domestic and export sale. Sanyo is also purchasing a minority common share position in Ovonic Battery. The Company is to receive a payment of $7,970,000 within 30 days from the date of the agreement.

      The Company is pursuing its strategies to commercialize its products through strategic alliances by forming joint ventures or license agreements with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes.

      During the three months ended September 30, 1998, $3,337,000 of cash was used in operations. The difference between the net loss of $5,224,000 and the net cash used in operations was due to the Company's share ($1,089,000) of the losses of United Solar, depreciation expense and a reduction in accounts receivables. In addition, $208,000 of machinery and equipment was purchased or constructed for the Company's operations during this period.

      During the next 12 months, the Company is considering the purchase of up to $750,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation.

      At present, the Company has two major electrode customers for its battery electrode products, GP Batteries International Limited (GP Batteries) and GM Ovonic. GP Batteries is a licensee and pays royalties and is currently negotiating electrode product specifications and pricing. These negotiations could result in GP Batteries manufacturing its own electrode products. Sales of electrode products to GM Ovonic are expected to increase as GM Ovonic ramps up its production of battery packs at an expanded manufacturing facility. While sales of electrode products in fiscal year 1999 are currently projected to decrease, new positive and negative electrodes materials are being developed to help increase sales in future periods. The Company has taken steps to reduce its costs in a manner consistent with the expected lower volumes of electrode product sales.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the

Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. In October 1998, ECD was awarded two contracts by Department of Energy (DOE) valued at over $3.5 million, subject to funding: (1) a $1.7 million, 50% cost-shared cooperative agreement to develop and demonstrate an integrated system for the production and storage of clean, renewable hydrogen fuel for transportation and other applications in the developing world, and (2) a $1.9 million, 50% cost-shared contract to develop and demonstrate a high-rate thin-film deposition process to further reduce photovoltaic manufacturing costs. Revenues under these contracts will be recognized quarterly as the work is performed. Contracts with industry partners include a multi-task, multi-million dollar program with General Motors to develop batteries for electric and hybrid electric vehicle applications which is presently projected to conclude in June 1999.This program, which is funded on a monthly basis,builds upon the Company's earlier investments to develop a family of batteries and is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic.

      Three contracts awarded in the Fall of 1997 to the Company under NIST Advanced Technology Programs will also provide significant cash flows. One contract was awarded to Ovonic Battery to develop the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase-change technology and for further development of the optical memory phase-change products. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      Currently, the Company has two financing arrangements available: (1) a $5,000,000 line of credit with Standard Federal Bank bearing an interest rate of prime plus 1/2% that expires on March 31, 1999; and (2) $863,000 in unused credit of an original $6,000,000 credit arrangement with Finova Capital Corporation that expires on December 31, 1998. The Company does not expect to use any of this available financing.

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

      The Company is also negotiating new machine-building contracts that could provide revenues in the coming year and beyond. Machine building is cyclical but an important part of the Company's business. As of September 30, 1998, the Company had no backlog of machine-building contracts.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 1999 is anticipated to be approximately $19,000,000 compared to $11,200,000 received from product development agreements in the year ended June 30, 1998. The amount of cash from royalties to be received in the year ending June 30, 1999 is expected to be, based on historical trends, approximately $2,600,000 compared to $1,989,000 received in the year ended June 30, 1998.

      Since license fees are continuously being negotiated, they are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 1999.

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

The Company's Year 2000 Plan is to:

      o   Inventory hardware, software and equipment
      o Test and/or confirm hardware, software and equipment considered Year 2000 compliant
      o   Identify Year 2000 issues
      o   Determine necessary measures to address issues
      o   Implement remedies
      o   Test and confirm

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

      A.   Exhibits
           --------

           Exhibit 27.    Financial Data Schedule (Edgar version)

      B.   Reports on Form 8-K
           -------------------

           None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Energy Conversion Devices, Inc.
                             (Registrant)



                     By:     /s/ Stephan W. Zumsteg
                             ---------------------------------
                             Stephan W. Zumsteg
Date: November 16, 1998      Treasurer



                     By:     /s/ Stanford R. Ovshinsky
                             ---------------------------------
                             Stanford R. Ovshinsky
Date: November 16, 1998      President and Chief Executive Officer