Form 10-Q
period 1998-12-31
ENERGY CONVERSION DEVICES INC
filed 1999-02-16
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended                   DECEMBER 31, 1998
                     -----------------------------------------------------------

                                      OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to ------------------------

                 Commission file number         1-8403
                                        -----------------------

                          ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                     48084
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (248) 280-1900
                                                     ---------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

      As of February 9, 1999 there were 219,913 shares of Class A Common Stock and 13,010,693 shares of Common Stock outstanding.

                              Page 1 of 27 Pages

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

Item 1.  Financial Statements
-------  --------------------


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                        December 31,                    December 31,
                                                  -----------------------         ---------------------
                                                   1998             1997           1998           1997
                                                  ------           ------         ------         ------
REVENUES
  Product sales                              $   1,041,300      $ 2,668,711     $ 2,007,855   $ 5,243,208
  Royalties                                        616,545          757,000       1,231,881     1,095,000
  Revenues from product development
     agreements                                  4,828,913        4,120,556       8,602,260     6,910,621
  Revenues from license and other agreements     4,442,000          358,629       4,484,000       417,134
  Other                                            940,260          843,575       1,720,647     1,542,953
                                             -------------      -----------     -----------   -----------
     TOTAL REVENUES                             11,869,018        8,748,471      18,046,643    15,208,916

EXPENSES
  Cost of product sales                          2,215,205        3,229,712       4,307,204     5,806,979
  Cost of revenues from product
     development agreements                      4,885,649        4,287,450       8,916,986     7,061,302
  Product development and research               2,996,934        2,948,356       5,903,085     6,043,641
  Patents (including patent defense)               403,299          563,603         828,129       962,200
  Operating, general and administrative          1,027,686        1,348,480       2,185,054     3,436,478
                                             -------------      -----------     -----------   -----------
     TOTAL EXPENSES                             11,528,773       12,377,601      22,140,458    23,310,600
                                             -------------      -----------     -----------   -----------

INCOME (LOSS) FROM OPERATIONS                      340,245       (3,629,130)     (4,093,815)   (8,101,684)

OTHER INCOME (EXPENSE)
  Gain on sale of Ovonic Battery Company stock   1,970,000                        1,970,000
  Equity in loss of joint venture (see Note A)  (1,026,914)                      (2,115,914)
  Interest expense                                (140,388)         (37,118)       (307,305)       (82,114)
  Interest income                                  326,058          121,644         681,551        311,340
  Other nonoperating income (net)                  196,724           37,785         307,213         68,573
                                             -------------      -----------     -----------   ------------
     TOTAL OTHER INCOME                          1,325,480          122,311         535,545        297,799
                                             -------------      -----------     -----------   ------------

NET INCOME (LOSS)                            $   1,665,725      $(3,506,819)    $(3,558,270)   $(7,803,885)
                                             =============      ===========     ===========    ===========

BASIC NET INCOME (LOSS) PER SHARE            $       .13        $    (.32)      $   (.28)      $    (.72)
                                             =============      ===========     ===========    ===========

DILUTED NET INCOME (LOSS) PER
      SHARE                                  $       .13        $    (.32)      $   (.28)      $    (.72)
                                             =============      ===========     ===========    ===========



See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                     December 31,            June 30,
                                                        1998                   1998
                                                     ------------          ------------
                                                     (Unaudited)           (See note below)
CURRENT ASSETS
  Cash, including cash equivalents of
    $24,656,000 as of December 31, 1998 and
    $25,780,000 as of June 30, 1998                  $ 24,825,749           $ 25,786,112
  Accounts receivable (net of allowance for
    uncollectible accounts of
    $177,000 at December 31, 1998 and
    $315,000 at June 30, 1998)                          9,216,609              8,666,952
  Amounts due from related parties                      1,235,954              1,491,115
  Inventories                                             711,251              1,074,097
  Prepaid expenses and other current assets               133,891                374,590
                                                     ------------           ------------

       TOTAL CURRENT ASSETS                            36,123,454             37,392,866

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                              312,588                312,588
  Buildings and improvements                            3,666,411              3,666,411
  Machinery and other equipment (including
    construction in progress of
    $874,000 at December 31, 1998 and
    $785,000 at June 30, 1998)                         17,544,819             16,870,261
  Capitalized lease equipment                           5,099,672              5,383,672
                                                     ------------           ------------
                                                       26,623,490             26,232,932

  Less accumulated depreciation and amortization      (18,482,021)           (17,641,505)
                                                     ------------           ------------

    TOTAL PROPERTY, PLANT AND EQUIPMENT                 8,141,469              8,591,427

Investments in EV Global and Unique Mobility            1,678,000              1,953,000

JOINT VENTURES
  United Solar                                              --                 2,115,914
  GM Ovonic                                                 --                     --
  Sovlux                                                    --                     --

OTHER ASSETS                                            1,273,466              1,307,609
                                                     ------------           ------------

TOTAL ASSETS                                         $ 47,216,389           $ 51,360,816
                                                     ============           ============



See notes to consolidated financial statements.

Note: Derived from the Company's Fiscal Year 1998 audited financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

                                                                 December 31,       June 30,
                                                                    1998             1998
                                                                 ------------       -------
                                                                 (Unaudited)       (See Note Below)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $   3,538,899     $ 4,443,189
  Salaries, wages and amounts withheld
    from employees                                                 1,539,490       1,413,217
  Deferred revenues under business agreements                      1,250,070         417,082
  Current installments on capitalized lease obligations            1,286,976       1,319,220
                                                               -------------     -----------

    TOTAL CURRENT LIABILITIES                                      7,615,435       7,592,708

CAPITALIZED LEASE OBLIGATIONS                                      3,336,392       3,967,496

DEFERRED GAIN                                                      1,330,662       1,551,146

NON-REFUNDABLE ADVANCE ROYALTIES                                   3,916,384       3,434,120
                                                               -------------     -----------

    TOTAL LIABILITIES                                             16,198,873      16,545,470

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock, par value $0.01 per share:
       Authorized - 500,000 shares
       Issued & outstanding - 219,913 shares                           2,199           2,199
    Common Stock, par value $0.01 per share:
       Authorized - 20,000,000 shares Issued and outstanding -
       12,668,593 shares at December 31, 1998 and
       12,639,817 shares at June 30, 1998                            126,686         126,398
  Additional paid-in capital                                     227,547,356     227,092,920
  Accumulated deficit                                           (195,308,633)   (191,750,363)
  Treasury stock at cost - 109,400 shares
    at December 31, 1998 and 42,000 shares                        (1,028,092)       (608,808)
    at June 30, 1998
  Accumulated Other Comprehensive Loss                              (322,000)        (47,000)
                                                               -------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                        31,017,516      34,815,346
                                                               -------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS'
            EQUITY                                             $ 47,216,389      $ 51,360,816
                                                               ============      ============

See notes to consolidated financial statements.

Note: Derived from the Company's Fiscal Year 1998 audited financial statements.


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                Six Months Ended December 31,
                                                                -----------------------------
                                                                   1998              1997
                                                                   ----              ----
OPERATING ACTIVITIES:
   Net loss                                                    $ (3,558,270)   $ (7,803,885)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                848,632       1,004,152
       Equity in loss of United Solar                             2,115,914            -
       Gain on sale of Ovonic Battery stock                      (1,970,000)           -
       Creditable royalties                                         482,264         (37,084)
       Options issued to executive for services rendered            226,500         226,500
       Amortization of deferred gain                               (220,484)        (15,352)
   Changes in working capital
       Accounts receivable and amounts due
         from related parties                                      (294,496)       (483,192)
       Inventories                                                  362,846        (284,265)
       Prepaid expenses and other current assets                    274,842           7,469
       Accounts payable and accrued expenses                       (778,017)         87,651
       Deferred revenues under business agreements                 (167,012)       (220,608)
                                                               ------------    ------------

NET CASH USED IN OPERATIONS                                      (2,677,281)     (7,518,614)

INVESTING ACTIVITIES:
   Purchases of capital equipment (net)                            (398,674)       (522,711)
   Purchase of investments                                             -         (3,085,435)
   Sales of investments                                                -          2,583,865
                                                               -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                              (398,674)     (1,024,281)

FINANCING ACTIVITIES:
   Purchase of treasury stock                                      (419,284)          -
   Principal payments under short-term and long term debt
     and capitalized lease obligations                             (663,348)       (678,293)
   Proceeds from sale of stock of subsidiary                      2,970,000           -
   Proceeds from sale of stock upon exercise of stock
     option and warrants                                            228,224         297,580
                                                              -------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               2,115,592        (380,713)

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (960,363)     (8,923,608)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                        25,786,112      14,270,145
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 24,825,749    $  5,346,537
                                                               ============    ============


See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                            ------------------
                                                              1998       1997
                                                              ----       ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                $ 307,305  $   82,114

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1998
        --------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and six months ended December 31, 1998 and 1997 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      These financial statements should be read in conjunction with ECD's 1998 Annual Report on Form 10-K which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD and its approximately 91% owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively "the Company"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

      ECD also has two major investments accounted for by the equity method:
(i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon") and (ii)
GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric and hybrid electric vehicle applications worldwide. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux").

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

      Generally Accepted Accounting Principles ("GAAP") require ECD to carry its pre- May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaics and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55.5 million. In May 1998, ECD and Canon each invested $2.5 million in United Solar to fund United Solar's continuing operations.

      GAAP requires that ECD's $2.5 million cash investment, regardless of the true value of United Solar, to be recorded on the balance sheet as the value of ECD's investment in United Solar. At the same time, however, GAAP requires that ECD make non-cash adjustments to its carrying value of United Solar such that ECD's non-cash carrying value of United Solar is decreased by the losses of UnitedSolar (in proportion to ECD's ownership share of United Solar) and ECD is required to record a non-cash, non-operating expense in the amount of the non-cash reduction in the carrying value of United Solar.


      The investment in United Solar will continue to be carried at an amount no higher than the Company's cash investments until United Solar becomes profitable (based upon its history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

      On February 2, 1998, the Company and EV Global Motors Company, a Lee Iacocca company, ("EV Global") entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of the Company's Common Stock and warrants to purchase 133,658 shares of the Company's Common Stock. The Agreement also provided for the transfer to the Company of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. ("Unique Mobility") Common Stock. The warrants are exercisable prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Unique Mobility in accordance with Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments are marked-to-market, with the offset recorded to Accumulated Other Comprehensive Loss, a component of Stockholders' Equity. Neither investment is considered impaired as of December 31, 1998.

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months and six months ended December 31, 1997 have been reclassified to be consistent with the classification of items in the three months and six months ended December 31, 1998.

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

        During the first quarter of the 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards Board Statement No. 130,
Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings include unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income (loss) was as follows:


                                                              Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                              ------------------             ----------------
                                                            1998           1997            1998             1997
                                                            ----           ----            ----             ----
                                                         (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)

Net Income (Loss)                                       $ 1,665,725   $ (3,506,819)   $ (3,558,270)    $(7,803,885)
OTHER COMPREHENSIVE LOSSES:
Unrealized gains (losses) on securities                      16,000         -             (275,000)         -
                                                        -----------   ------------    ------------     -----------
COMPREHENSIVE INCOME (LOSS)                             $ 1,681,725   $ (3,506,819)   $ (3,833,270)    $(7,803,885)
                                                        ===========   ============    ============     ===========


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

      In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the three months and six months ended December 31, 1998, ECD recorded $1,027,000 and $2,116,000, respectively, as its share of the losses of United Solar.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

                                            UNITED SOLAR STATEMENTS OF OPERATIONS

                                                       Three Months Ended                 Six Months Ended
                                                           December 31,                      December 31,
                                                     ---------------------              --------------------
                                                     1998             1997              1998            1997
                                                     ----             ----              ----            ----
                                                  (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues*                                         $ 2,359,582     $ 3,278,188       $ 5,500,006     $ 6,023,491
Operating Expenses
  Cost of product sales                             2,683,129       4,432,581         6,367,713       8,744,887
  Research and development                            643,762         725,659         1,380,279       1,352,103
  General and administrative                          618,296         429,636         1,005,006         508,943
  Sales and marketing                                 335,665         573,926           699,020         963,701
                                                  -----------     -----------       -----------     -----------
          Total                                     4,280,852       6,161,802         9,452,018      11,569,634
Other Income (Expense)                               (179,548)       (491,311)         (327,208)       (634,248)
                                                  -----------     -----------       -----------     -----------
Net Loss                                         $ (2,100,818)    $(3,374,925)      $(4,279,220)    $(6,180,391)
                                                  ============    ===========       ===========     ===========

*  Includes product sales and revenues earned under research contracts.


                               UNITED SOLAR BALANCE SHEETS
                               ---------------------------

                                               December 31,          June 30,
                                               ------------          --------
                                                  1998                1998
                                                  ----                ----
                                              (Unaudited)          (Unaudited)
Current Assets:
  Cash and cash equivalents                 $    337,297         $  4,091,047
  Accounts receivable                          1,872,267            1,748,857
  Inventory                                    3,807,819            3,361,684
  Other current assets                           413,443              462,282
                                            ------------         ------------
      Total Current Assets                     6,430,826            9,663,870
Property, plant and equipment (net)           10,428,243           11,575,454
Other assets                                     219,773              183,763
                                            -------------        ------------
      Total Assets                          $ 17,078,842         $ 21,423,087
                                            ============         ============

Current Liabilities:
  Short-term bank debt                      $  1,445,703         $  1,445,703
  Accrued expenses and other                   2,954,719            2,609,402
                                            ------------         ------------
      Total Current Liabilities                4,400,422            4,055,105
                                            ------------         ------------
  Note Payable - Canon                         2,500,000            2,500,000
  Lease Payable                                7,332,801            7,743,143
      Total Stockholders' Equity               2,845,619            7,124,839
                                            ------------         ------------
      Total Liabilities and Stockholders'
        Equity                              $ 17,078,842         $ 21,423,087
                                            ============         ============

GM Ovonic

         In 1994, Ovonic Battery and General Motors formed a joint venture for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution by General Motors consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

         There are no financial statements currently available for GM Ovonic. GM Ovonic is in the start-up phase and, as such, has a history of operating losses.

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

         In 1998, the Company formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by the Company and 50% by the Chepetsky Mechanical Plant ("Chepetsky") an enterprise of Minatom. The Company's contribution to the ventures consist solely of technology.

         There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

Accounts Receivable

         The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:

                                                   December 31,        June 30,
                                                      1998              1998
                                                      ----              ----
      U.S. Government:
         Amounts billed                          $ 1,461,941       $   717,281
         Unbilled                                    642,824           812,439
                                                 -----------       -----------
            Total                                  2,104,765         1,529,720
                                                 -----------       -----------

      Commercial Customers:
         Amounts billed                            3,662,015         5,480,895
         Related party billed
            - United Solar                           171,541           169,847
            - GM Ovonic                              839,413           729,561
         Royalties                                 1,282,191         1,157,619
         License fees                                  -               300,000
         Due per contracts                         2,084,599           353,954
         Related party unbilled
            - GM Ovonic                              225,000           591,707
         Other unbilled                                -                 2,358
                                                 ------------      -----------
            Total                                  8,264,759         8,785,941
                                                 ------------      -----------

      Other                                          260,039           157,406
      Allowance for Uncollectible Accounts          (177,000)         (315,000)
                                                 -----------       -----------

               TOTAL                             $10,452,563       $10,158,067
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at December 31, 1998 and June 30, 1998. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                   December 31, 1998     June 30, 1998
                                   -----------------     -------------

         Finished products            $     1,320          $  119,649
         Work in process                  392,612             511,582
         Raw materials                    317,319             442,866
                                      -----------          ----------
                                      $   711,251          $1,074,097
                                      ===========          ==========

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

      The first type of business agreement relates to licensing the Company's proprietary technologies. Licensing activities are tailored to provide each licensee with the right to use the Company's technologies, most of which are patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technologies which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly-defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license is limited to specific territories, whether the license will provide royalties for products sold which employ such licensed technologies and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to research and development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee; other agreements combine the efforts of the Company with those of the licensee.

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

      In the second type of agreement, product development agreements, the Company conducts specified commercialization and research and development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of- completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                        1998            1997
                                                        ----            ----
     Product Sales:
        Negative and positive electrodes             $ 1,770,335    $ 4,892,405
        Battery packs                                    237,520        202,503
        Machine building                                    -           148,300
                                                     -----------    -----------
                                                     $ 2,007,855    $ 5,243,208
                                                     ===========    ===========

      Royalties:
        Battery                                      $ 1,196,147    $ 1,020,000
        Optical Memory                                    35,734         75,000
                                                     -----------    -----------
                                                     $ 1,231,881    $ 1,095,000
                                                     ===========    ===========

      Revenues from Product Development Agreements:
        Photovoltaics                                $ 1,547,985    $   728,401
        Battery                                        5,689,081      4,893,564
        Optical memory                                 1,263,224        675,358
        Hydrogen                                          90,220        392,928
        Other                                             11,750        220,370
                                                     -----------    -----------
                                                     $ 8,602,260    $ 6,910,621
                                                     ===========    ===========
      License and Other Agreements:
        Battery                                      $ 4,484,000    $   417,134
                                                     -----------    -----------
                                                     $ 4,484,000    $   417,134
                                                     ===========    ===========


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31 and June 30, 1998, the Company deferred recognition of revenues relating to nonrefundable advance royalty payments. Non-refundable advance royalties consist of the following:
                                                  December 31,      June 30,
                                                     1998             1998
                                                  ------------      --------

        Battery                                   $1,838,802       $1,338,802
        Optical Memory                             2,077,582        2,095,318
                                                  ----------       ----------
                                                  $3,916,384       $3,434,120
                                                  ==========       ==========

NOTE D - Net Income (Loss) Per Share
------------------------------------

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and six months ended December 31, 1998 and 1997 are computed as follows:

                                                       Three Months Ended               Six Months Ended
                                                          December 31,                     December 31,
                                                       -------------------             -------------------
                                                       1998           1997             1998           1997
                                                       ----           ----             ----           ----

      Weighted average number of shares            12,783,195       10,796,122      12,806,812      10,790,923
      outstanding

   Net income (loss)                               $1,665,725      $(3,506,819)    $(3,558,270)    $(7,803,885)
                                                   ==========      ===========     ===========     ===========

   BASIC NET INCOME (LOSS) PER SHARE                 $  .13          $  (.32)        $  (.28)        $  (.72)
                                                     ======          ========        ========        ========

   DILUTED NET INCOME (LOSS) PER SHARE              $   .13          $  (.32)        $  (.28)        $  (.72)
                                                    =======          ========        ========        ========


           Basic and diluted loss per share were the same in the three and six months ended December 31, 1997 and the six months ended December 31, 1998 due to the losses recognized in each period. Basic and diluted income per share for the three months ended December 31, 1998 were the same due to the fact that only 5,773 dilutive shares were added in the computation of diluted income per share. Due to the Company's net loss in the six months ended December 31, 1998 and in the three and six months ended December 31, 1997, 179 shares, 597,712 shares and 528,719 shares, respectively, which were potentially dilutive, have been excluded from the weighted average number of shares and from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. An additional 5,098,170 (for both 1998 periods) and 45,000 (for both 1997 periods) shares, respectively, were excluded from the 1998 and 1997 calculation of weighted average number of shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of the Company's stock during these periods, such excluded securities would have been antidilutive regardless of the Company's net loss.

Note E - License Agreement and Sale of Ovonic Battery Stock
-----------------------------------------------------------

      In October 1998, the Company entered into a cooperative venture agreement and a patent license agreement with Sanyo Electric Co., Ltd. ("Sanyo"). Sanyo has been granted a nonexclusive license under Ovonic Battery patents, which includes the right to sublicense Sanyo affiliates. Under the terms of the strategic agreement, Sanyo will be authorized to manufacture the following: (i) NiMH batteries for two- and three-wheel vehicles in Japan and China for worldwide sale, (ii) other-use large NiMH batteries in Japan, and (iii) NiMH batteries for four or more wheel OEM vehicles manufactured in Japan for domestic and export sale.

      The license agreement provided for an up-front payment of $4,400,000 and advance royalties of $500,000. Sanyo also purchased for $2,970,000 a minority common share position in Ovonic Battery. A gain on the sale of Ovonic Battery stock in the amount of $1,970,000 was recorded for the three months ended December 31, 1998 and the balance of the gain ($1,000,000) has been deferred pending completion of certain terms related to the issuance of such stock to Sanyo.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
Of Operations
-------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of results to be expected in future periods.

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

                             Results of Operations

Three Months ended December 31, 1998 Compared to Three Months Ended December
----------------------------------------------------------------------------
31, 1997
--------

      The Company had net income for the three months ended December 31, 1998 of $1,666,000 compared to a net loss of $3,507,000 for the three months ended December 31, 1997. The net income results from a $1,970,000 gain on the sale of Ovonic Battery Stock and a $4,400,000 license fee from Sanyo Electric Co. Ltd. ("Sanyo") in 1998 partially offset by (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property and
(iv) development costs of the multi-state electronic memory. In addition, included in the 1998 quarter in other income (expense) was a $1,027,000 equity in net loss of United Solar, as required under GAAP, related to ECD's
May 1998 $2,500,000 equity investment in United Solar (see NOTE A of Notes to Consolidated Financial Statements and Liquidity and Capital Resources).

      Product sales decreased 61% in the quarter ended December 31, 1998 compared to the same quarter in the previous year. Battery electrode sales decreased 69% to $804,000 in the December 1998 quarter from $2,576,000 in the December 1997 quarter, primarily due to one of the Company's principal customers currently manufacturing its own electrode products. In order to expand its capacity, the Company also temporarily suspended operations in its positive powder manufacturing facility. Battery pack sales were $238,000 in the December 1998 quarter compared to $38,000 in the December 1997 quarter. There were no revenues from machine building in the December 1998 quarter compared to $55,000 in the same period last year. The Company received a $2,000,000 contract to build large-area microwave deposition equipment in February 1999.

      Royalties decreased 19% to $617,000 in the three months ended December 31, 1998 from $757,000 in the three months ended December 31, 1997 primarily due to the fact that the 1997 period included a catch-up adjustment for additional royalties due to the basic patent issued in Japan in 1997, causing NiMH battery sales in Japan to be royalty bearing. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives have been affected by lower sales prices as licensees move aggressively to increase market share.

      The 17% increase in revenues from product development agreements to $4,829,000 in the three months ended December 31, 1998 from $4,121,000 in the three months ended December 31, 1997 was due primarily to increased revenues from a program with General Motors to develop second and third generation Ovonic batteries for electric and hybrid electric vehicle applications ($2,153,000 in the quarter ended December 1998 compared to $1,719,000 in the same quarter in the prior year) and from contracts with National Institute of Standards and Technology ("NIST") in the Company's battery andoptical memory technologies ($1,789,000 in 1998 compared to $405,000 in 1997). Revenues from product development agreements for ECD's photovoltaic technologies were also significantly higher.

      The Company has $18,533,000 in revenues to be recognized in future periods outstanding under product development agreements with U.S. government or other agencies or companies, of which $5,234,000 is subject to the normal availability of funding by the applicable agency. Based on these product development agreements and on scheduled funding and performance, without giving effect to any new product development agreements which may be entered into during the remainder of the year ended June 30, 1998, $9,253,000 additional revenue is expected to be recorded in revenues from product development agreements for the remainder of the year ending June 30, 1999.

      Revenues from license and other agreements increased from $359,000 in the three months ended December 31, 1997 to $4,442,000 in the three months ended December 31, 1998 due to a $4,400,000 license fee from Sanyo in 1998. The license agreement provides for an up-front license fee of $4,400,000 and advance royalties of $500,000. Royalties under this license agreement are payable on:
(i) NiMH batteries for two-and- three-wheel vehicles in Japan and China for worldwide sale; (ii) other-use large NiMH batteries in Japan; and (iii) NiMH batteries for four or more wheel vehicles manufactured in Japan for domestic and export sale. 1997 revenues included $300,000 related to a technology transfer agreement with Sovlux and the Chepetsky plant in Russia.

      The Company spent a total of $7,883,000 in the quarter ended December 31, 1998 for product development and research (funded and unfunded) compared to $7,236,000 in the same quarter in the prior year. This planned increase in expenditures was primarily for continued development of the Company's family of batteries and was funded entirely by the $708,000 increase in revenues from product development agreements.

      The increase in other revenues was due to increased billings in the three months ended December 31, 1998 for work performed for Ovonic Battery licensees.

      The decrease in cost of product sales from $3,230,000 in the three months ended December 31, 1997 to $2,215,000 in the three months ended December 31, 1998 was principally due to the reduced level of sales of battery electrodes. While the Company has taken significant steps to reduce costs, the low sales volume compared to high fixed costs results in the loss on product sales.

      Patent expenses in the three months ended December 31, 1998 were $403,000, a 28% decrease from the prior year. Patent expenses in both years were incurred in connection with patent and maintenance costs as well as the defense and prosecution of Ovonic Battery's U.S. patents covering its proprietary NiMH battery technology.

      The decrease in operating, general and administrative expenses from $1,348,000 in the three months ended December 31, 1997 to $1,028,000 in the three months ended

December 31, 1998 was primarily due to increased allocations in 1998 to cost of revenues from product development agreements.

      The increase in other income from $122,000 in the three months ended December 31, 1997 to other income of $1,325,000 in the three months ended December 31, 1998 was due to a $1,970,000 gain on the sale of Ovonic Battery Stock in 1998 to Sanyo and higher interest income, partially offset by the $1,027,000 equity in net loss of United Solar and higher interest expense. The $1,027,000 expense is related to ECD's $2,500,000 cash investment in United Solar's future. Under GAAP, the Company must adjust its investment for its share of the net earnings or losses of United Solar for each reporting period until the Company's investment is reduced to zero or exceeds $2,500,000, regardless of the true value of the investment.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1997
----

      The Company had a net loss for the six months ended December 31, 1998 of $3,558,000 compared to a net loss of $7,804,000 for the six months ended December 31, 1997. The loss is primarily due to: (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property and
(iv) development costs of the multi-state electronic memory. The net loss for the six months ended December 31, 1998 was partially offset by a $1,970,000 gain on the sale of Ovonic Battery Stock and a $4,400,000 license fee from Sanyo in 1998. In addition, included in the six months ended December 31, 1998 quarter in other income (expense) was a $2,116,000 equity in net loss of United Solar, as required under GAAP, related to ECD's May 1998 $2,500,000 equity investment in United Solar (see NOTE A of Notes to Consolidated Financial Statements and Liquidity and Capital Resources).

      Product sales decreased 62% in the six months ended December 31, 1998 compared to the six months ended December 31, 1997. Battery electrode sales decreased to $1,770,000 in the six months ended December 31, 1998 from $4,892,000 in the six months ended December 31, 1997, primarily due to one of the Company's principal customers currently manufacturing its own electrode products. In order to expand its capacity with the installation of new equipment, the Company also temporarily suspended operations in its positive powder manufacturing facility. Battery pack sales increased from $203,000 to $238,000 in the six months ended December 31, 1998. There were no revenues from machine building in the six months ended December 31, 1998, down from $148,000 in the six months ended December 31, 1997. The Company received a $2,000,000 contract to build large-area microwave deposition equipment in February 1999.

      Royalties increased 12% to $1,232,000 in the six months ended December 31, 1998 from $1,095,000 in the six months ended December 31, 1997, primarily due to higher battery royalties resulting from the issuance of a basic patent in Japan in 1997. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives reflect increased production efficiencies of our licensees which have resulted in lower prices as licensees move aggressively to increase market share.

      The 24% increase in revenues from product development agreements to $8,602,000 in the six months ended December 31, 1998 from $6,911,000 in the six months ended December 31, 1997 was due to substantially increased revenues from a program with General Motors to develop second and third generation Ovonic batteries for electric and hybrid electric vehicle applications ($4,077,000 in the six months ended December 1998 compared to $2,754,000 in the six months ended December 31, 1997) and from contracts with NIST in the Company's battery and optical memory technologies ($2,777,000 in 1998 compared to $548,000 in 1997). Revenues from product development agreements were also significantly higher for ECD's photovoltaic technologies.

      Revenues from license and other agreements increased from $417,000 in the six months ended December 31, 1997 to $4,484,000 in the six months ended December 31, 1998 due to a $4,400,000 license fee from Sanyo in 1998. License fees in 1997 include $300,000 related to a technology transfer agreement with Sovlux and the Chepetsky plant in Russia.

      The Company spent a total of $14,820,000 in the six months ended December 31, 1998 for product development and research (funded and unfunded) compared to $13,105,000 in the six months ended December 31, 1997. This planned increase in expenditures was primarily for continued development of the Company's family of batteries and was funded by the $1,692,000 increase in revenues from product development agreements.

      The increase in other revenues was due to increased billings in the six months ended December 31, 1998 for work performed for Ovonic Battery licensees.

      The decrease in cost of product sales to $4,307,000 in the six months ended December 31, 1998 from $5,807,000 in the six months ended December 31, 1997 was principally due to the reduced level of battery electrode sales. While the Company has taken significant steps to reduce costs, the low sales volume compared to high fixed costs results in the loss on product sales.

      Patent expenses in the six months ended December 31, 1998 were $828,000, a 14% reduction from the prior year. Patent expenses in both years were incurred in connection with patent and maintenance costs as well as the defense and prosecution of Ovonic Battery's U.S. patents covering its proprietary technology for NiMH batteries.

      Operating, general and administrative expenses decreased to $2,185,000 in the six months ended December 31, 1998 from $3,436,000 in the six months ended December 31, 1997 and was primarily due to increased allocations in 1998 to cost of revenues from product development agreements.

      The increase in other income from $298,000 in the six months ended December 31, 1997 to other income of $536,000 in the six months ended December 31, 1998 was due to a $1,970,000 gain on the sale of Ovonic Battery Stock in 1998 and higher interest income, partially offset by the $2,116,000 equity in net loss of United Solar and higher interest expense. The $2,116,000 expense is related to ECD's $2,500,000 cash investment in United Solar's future. Under GAAP, the Company must adjust its investment for its share of the net earnings or losses of United Solar for each reporting period until the Company's investment is reduced to zero or exceeds $2,500,000, regardless of the true value of the investment.

                        Liquidity and Capital Resources

      As of December 31, 1998, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $35,278,000, a decrease of $666,000 from June 30, 1998. As of December 31, 1998, the Company had consolidated working capital of $28,508,000 compared with a consolidated working capital of $29,800,000 as of June 30, 1998.

        The Company's strategy is to finance its growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. The Company is also developing its own capabilities for volume manufacturing of battery electrodes. With the issuance of the basic patents for NiMH batteries and phase-change memory in Japan, various new agreements are under discussion. Tthe Company is in negotiations with new strategic partners for financing to commercialize its Ovonic Unified
Memory technology.

      During the six months ended December 31, 1998, $2,677,000 of cash was used in operations. The difference between the net loss of $3,558,000 and the net cash used in operations was due to the Company's share ($2,116,000) of the losses of United Solar relating to the Company's investment of $2,500,000 cash in United Solar's future, the $1,970,000 gain on the sale of Ovonic Battery Stock, depreciation expense and creditable royalties received. The Company's investment in United Solar provides funding for new opportunities in the worldwide photovoltaic market served by United Solar's unique products and which offer particular advantages to the satellite and telecommunications industries. In addition, $399,000 of machinery and equipment was purchased or constructed for the Company's operations during this period.

        The Company has had two major electrode customers for its battery electrode products, GP Batteries International Limited ("GP Batteries") and GM Ovonic. GP Batteries is a licensee and pays royalties and is currently manufacturing its own electrode products. The Company is adapting to its customers' needs to buy materials as well as finished electrodes and is adjusting its manufacturing processes for electrodes to customer specifications.

      Sales of electrode products to GM Ovonic are expected to increase as GM Ovonic ramps up its production of battery packs at an expanded manufacturing facility. While sales of electrode products in fiscal year 1999 are currently projected to decrease from fiscal 1998 levels, new positive and negative electrode materials are being introduced in order to increase sales in future periods. The Company has taken steps to reduce its costs in a manner consistent with the expected lower volumes of electrode product sales.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. In October 1998, ECD was awarded two contracts by the Department of Energy (DOE) valued at over $3.5 million, subject to availability of funding: (1) a $1.7 million, 50% cost-shared cooperative agreement to develop and demonstrate an integrated system for the production and storage of clean, renewable hydrogen fuel for transportation and other applications in the developing world, and (2) a $1.9 million, 50% cost-shared contract to develop and demonstrate a high-rate thin-film deposition process to further reduce photovoltaic manufacturing costs. Revenues under these contracts will be recognized as the work is performed. Contracts with industry partners include a multi-task, multi-million dollar program with General Motors to develop next generation batteries for electric and hybrid electric vehicle applications which is presently projected to conclude in June 1999. This program, which is funded on a monthly basis, builds upon the Company's earlier investments to develop a family of batteries and is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic.

      Three contracts awarded in the Fall of 1997 to the Company under NIST Advanced Technology Programs will also provide significant cash flows. One contract was awarded to Ovonic Battery to develop the next generation of high-energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase-change technology and for further development of the optical memory phase-change products. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      During the next 12 months, the Company is considering the purchase of up to $2,000,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation for the introduction of its new line of materials for world markets. In addition to the $2,500,000 investment in May 1998, the Company plans to invest additional funds in United Solar (up to an additional amount of $2,500,000).

      Currently, the Company has a financing arrangement available for a $5,000,000 line of credit with Standard Federal Bank bearing an interest rate of prime plus 1/2% that expires on March 31, 1999. The Company does not expect to use any of this available financing.

      The Company's strategy is to finance its growth through the formation of strategic alliances to further commercialize its products. While the Company is in negotiations concerning its NiMH battery, hydrogen storage, photovoltaic, Ovonic Unified Memory, optical memory and production systems technologies with a number of companies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

      The Company is not aware of events or circumstances that would allow it to forecast royalty revenues significantly higher or lower for the next 12 months.

      In February 1999, the Company received a $2,000,000 contract to build large-area microwave deposition equipment. The contract provides for progress payments over the next 14 months. The Company is also negotiating machine-building contracts with others that could provide revenues in the coming year and beyond. This new contract for microwave deposition equipment provides the platform for the commercialization of the Company's passive coatings technology and equipment to manufacture products incorporating such technology. Machine building is cyclical but an important part of the Company's business. As of December 31, 1998, the Company had no backlog of machine-building contracts.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 1999 is anticipated to be approximately $16,200,000 compared to $11,200,000 received from product development agreements in the year ended June 30, 1998. The amount of cash from royalties to be received in the year ending June 30, 1999 is expected to be, based on historical trends, approximately $2,300,000 compared to $1,989,000 received in the year ended June 30, 1998.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 1999.

      Management believes that funds generated from operations and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. It is the Company's intent to use its cash and investments to fund its operations. Additional sources of cash are, however, required to sustain the Company for the long-term and to build the business in the future. While it is the Company's intent to fund its operations from cash and cash equivalent balances on hand and from activities such as product sales, licensing, royalties, product development agreements and strategic alliances, the amount and timing of revenues from such activities are uncertain. The Company may also consider joint ventures, equity or debt financing in order to fund its growth in certain strategic areas.

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

      The Company has formulated a Year 2000 Plan to address the Company's Year 2000 Issues. The Company's own internal systems are a primary area of focus. In July 1997 the Company installed a new computer system to help manage its financial, business reporting and data processing software applications. The providers of the application software used in the new computer system have represented the software to be Year 2000 compliant.


      The Company is currently evaluating its other software applications, including, but not limited to, its computerized laboratory manufacturing equipment and imbedded chips to identify any Year 2000 Issues to ensure that there are no material disruptions in the Company's operations.

      The Company's Year 2000 Plan is to:

      o     Inventory hardware, software and equipment
      o Test and/or confirm hardware, software and equipment considered Year 2000 compliant
      o     Identify Year 2000 issues
      o     Determine necessary measures to address issues
      o     Implement remedies
      o     Test and confirm

      The above steps will overlap to a significant degree and the Company is currently in various stages of each of these steps. The Company presently plans to implement remedies no later than June 1999.

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

      If the Company's new computer system fails with respect to the Year 2000 Issue or if any applications or embedded chips critical to the Company's manufacturing process are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the business operations or financial performance of the Company. In particular, if third party providers, due to the Year 2000 Issue, fail to provide the Company with components, materials or energy which are necessary to timely complete contractual requirements or to manufacture its products, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The Company believes that the most reasonably likely worst case scenario is that a small number of vendors will be unable to supply components for a short period of time after January 1, 2000.

      The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

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


                                     Energy Conversion Devices, Inc.
                                     -------------------------------
                                     (Registrant)



                                     By:/s/ Stephan W. Zumsteg
                                     -------------------------------
                                          Stephan W. Zumsteg
Date: February 16, 1999                   Treasurer





                                     By:/s/ Stanford R. Ovshinsky
                                     -------------------------------
                                          Stanford R. Ovshinsky
Date: February 16, 1999                   President and Chief Executive Officer