Form 10-Q
period 1999-03-31
ENERGY CONVERSION DEVICES INC
filed 1999-05-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the period ended                   MARCH 31, 1999
                     -----------------------------------------------------------

                                       OR

__    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from---------------------- to ------------------------

                 Commission file number        1-8403
                                        ----------------------

                            ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of                R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                     48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (248) 280-1900
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

      As of May 12, 1999 there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 12,632,706 shares of Common Stock outstanding.

                              Page 1 of 32 Pages

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

Item 1.  Financial Statements
-------  --------------------

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                  March 31,                       March 31,
                                                             -------------------             ------------------
                                                             1999           1998             1999          1998
                                                             ----           ----             ----          ----
REVENUES
  Product sales                                          $  1,123,552   $ 2,862,637      $ 3,131,407    $ 8,105,845
  Royalties                                                   715,939       730,355        1,947,820      1,825,355
  Revenues from product development
     agreements                                             4,117,937     3,892,027       12,741,733     10,802,648
  Revenues from license and other agreements                  232,000       642,000        4,716,000      1,059,134
  Other                                                     1,131,349       855,699        2,912,344      2,398,652
                                                         ------------   -----------      -----------    -----------
     TOTAL REVENUES                                         7,320,777     8,982,718       25,449,304     24,191,634

EXPENSES
  Cost of product sales                                     1,609,154     3,366,676        5,916,358      9,173,655
  Cost of revenues from product
     development agreements                                 4,060,165     4,025,740       12,977,151     11,087,042
  Product development and research                          2,927,279     3,076,488        8,830,364      9,120,129
  Patents (including patent defense)                          449,780       468,496        1,277,909      1,430,696
  Operating, general and administrative                     2,553,961     1,853,748        4,739,015      5,290,226
                                                         ------------   -----------      -----------    -----------
     TOTAL EXPENSES                                        11,600,339    12,791,148       33,740,797     36,101,748
                                                         ------------   -----------      -----------    -----------

(LOSS) FROM OPERATIONS                                     (4,279,562)   (3,808,430)      (8,291,493)   (11,910,114)

OTHER INCOME (EXPENSE)
  Gain on sale of Ovonic Battery Company stock                  --                         1,970,000
  Equity in loss from investment in United Solar
     (see Note A)                                            (992,000)                    (3,107,914)
  Interest expense                                           (129,365)      (28,547)        (436,670)      (110,661)
  Interest income                                             300,309        89,752          981,860        401,092
  Other nonoperating income (net)                             128,788       (31,772)         354,117         36,801
                                                         -------------  ------------     ------------   -----------
     TOTAL OTHER INCOME (EXPENSE)                            (692,268)       29,433         (238,607)       327,232
                                                         -------------  ------------     ------------   ------------

NET (LOSS)                                               $ (4,971,830)  $ (3,778,997)    $(8,530,100)  $(11,582,882)
                                                         =============  =============    ============  =============

BASIC NET (LOSS) PER SHARE                               $       (.38)  $       (.35)    $      (.66)  $      (1.07)
                                                         =============  =============    ============  =============
DILUTED NET (LOSS) PER
      SHARE                                              $       (.38)  $       (.35)    $      (.66)  $      (1.07)
                                                         =============  =============    ============  =============




See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                  March 31,         June 30,
                                                    1999              1998
                                                 -----------    ----------------
CURRENT ASSETS                                   (Unaudited)    (See note below)
  Cash, including cash equivalents of
    $24,275,000 as of March 31, 1999 and
    $25,780,000 as of June 30, 1998              $ 24,280,126     $ 25,786,112
  Accounts receivable (net of allowance for
    uncollectible accounts of
    $177,000 at March 31, 1999 and
    $315,000 at June 30, 1998)                      4,976,804        8,666,952
  Amounts due from related parties                  1,487,668        1,491,115
  Inventories                                         616,371        1,074,097
  Prepaid expenses and other current assets           180,618          374,590
                                                -------------     ------------

       TOTAL CURRENT ASSETS                        31,541,587       37,392,866

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                          312,588          312,588
  Buildings and improvements                        3,732,925        3,666,411
  Machinery and other equipment (including
    construction in progress of
    $311,000 at March 31, 1999 and
    $785,000 at June 30, 1998)                     18,068,845       16,870,261
  Capitalized lease equipment                       5,099,672        5,383,672
                                                 ------------     ------------
                                                   27,214,030       26,232,932

  Less accumulated depreciation and amortization  (18,967,414)     (17,641,505)
                                                 -------------    -------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT              8,246,616        8,591,427

Investments in EV Global and Unique                 1,602,308        1,953,000

JOINT VENTURES
  United Solar                                        658,000        2,115,914
  GM Ovonic                                             --              --
  Sovlux                                                --              --

OTHER ASSETS                                        1,271,404        1,307,609
                                                  -----------     ------------

TOTAL ASSETS                                     $ 43,319,915     $ 51,360,816
                                                 ============     ============


See notes to consolidated financial statements.

Note: Derived from the Company's Fiscal Year 1998 audited financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------


                                                                March 31,         June 30,
                                                                  1999              1998
                                                               -----------    ----------------
                                                               (Unaudited)    (See note below)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $  4,156,802      $ 4,443,189
  Salaries, wages and amounts withheld from employees             1,899,715        1,413,217
  Deferred revenues under business agreements                     1,322,815          417,082
  Current installments on capitalized lease obligations           1,315,528        1,319,220
                                                               ------------      -----------

    TOTAL CURRENT LIABILITIES                                     8,694,860        7,592,708

CAPITALIZED LEASE OBLIGATIONS                                     2,984,564        3,967,496

DEFERRED GAIN                                                     1,220,397        1,551,146

NONREFUNDABLE ADVANCE ROYALTIES                                   3,914,758        3,434,120
                                                               ------------      -----------

    TOTAL LIABILITIES                                            16,814,579       16,545,470

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock, par value $0.01 per share:
       Authorized - 500,000 shares
       Issued & outstanding - 219,913 shares                          2,199            2,199

    Class B Convertible Common Stock,
    par value $0.01 per share
       Authorized, Issued and Outstanding - 430,000 shares            4,300           --

    Common Stock, par value $0.01 per share:
       Authorized - 20,000,000 shares
       Issued and outstanding - 12,701,593 shares at
         March 31, 1999 and 12,639,817 shares at June 30, 1998      127,016          126,398

  Additional paid-in capital                                    228,090,376      227,092,920
  Accumulated deficit                                          (200,280,463)    (191,750,363)
  Treasury stock at cost - 109,400 shares at
       March 31, 1999 and 42,000 shares at June 30, 1998         (1,028,092)        (608,808)
  Accumulated Other Comprehensive Loss                             (410,000)         (47,000)
                                                               -------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                        26,505,336       34,815,346
                                                               -------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 43,319,915     $ 51,360,816
                                                               =============    =============



See notes to consolidated financial statements.

Note: Derived from the Company's Fiscal Year 1998 audited financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (Unaudited)


                                                               Nine Months Ended March 31,
                                                               ---------------------------
                                                                 1999               1998
                                                                 ----               ----
OPERATING ACTIVITIES:
   Net loss                                                     $(8,530,100)    $(11,582,882)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              1,342,818        1,441,960
       Equity in loss from investment in United Solar             3,107,914           --
       Gain on sale of Ovonic Battery stock                      (1,970,000)          --
       Creditable royalties                                         480,638          71,916
       Options issued to executive for services rendered            339,750         339,750
       Stock issued for services rendered                           214,400          44,995
       Amortization of deferred gain                               (330,749)        (15,352)
       Other options                                                 25,000           --
   Changes in working capital
       Accounts receivable and amounts due
         from related parties                                     3,693,595       1,881,643
       Inventories                                                  457,726        (207,254)
       Prepaid expenses and other current assets                    230,177        (612,459)
       Accounts payable and accrued expenses                        200,111          31,917
       Deferred revenues under business agreements                  905,733        (186,947)
                                                                -----------     ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                           167,013      (8,792,713)

INVESTING ACTIVITIES:
   Purchases of capital equipment (net)                            (998,007)       (979,540)
   Purchase of investments                                            --         (3,085,435)
   Investment in United Solar                                    (1,650,000)          --
   Sales of investments                                               --          4,145,368
   Other                                                            (12,308)          --
                                                                ------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (2,660,315)         80,393

FINANCING ACTIVITIES:
   Purchase of treasury stock                                      (419,284)          --
   Principal payments under short-term and long-term debt
     and capitalized lease obligations                             (986,624)       (951,739)
   Proceeds from sale of stock of subsidiary                      1,970,000           --
   Proceeds from sale of stock upon exercise of stock
     option and warrants                                            423,224         670,553
                                                                -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                       987,316        (281,186)
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,505,986)     (8,993,506)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                        25,786,112      14,270,145
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $24,280,126     $ 5,276,639
                                                                ===========     ===========


See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                             -------------------
                                                             1999         1998
                                                             ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                              $  436,670   $  110,661

     The Company's non-cash investing and financing activities were as follows:

          Investment in EV Global/Unique                 $     --     $2,000,000

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1999
          -----------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and nine months ended March 31, 1999 and 1998 is unaudited but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      These financial statements should be read in conjunction with ECD's Annual Report on Form 10-K for the year ended June 30, 1998 which contains a summary of ECD's accounting principles and other footnote information.

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

      ECD also has two major investments accounted for by the equity method: i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic
(solar energy) joint venture with Canon Inc. of Japan ("Canon") and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric and hybrid electric vehicle applications worldwide. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux").

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

      Generally Accepted Accounting Principles ("GAAP") require ECD to carry its pre-May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaics and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55,500,000. In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the three months ended March 31, 1999, the Company loaned United Solar $1,650,000. This loan is convertible, at ECD's option, into additional shares of United Solar stock.

      GAAP requires that ECD's cash investments, (including loans and advances), regardless of the true value of United Solar, be recorded on the balance sheet as the value of ECD's investment in United Solar. At the same time, however, GAAP requires that ECD make non-cash adjustments to its carrying value of United Solar such that ECD's non-cash carrying value of United Solar is decreased by the losses of United Solar (in proportion to

ECD's ownership share of United Solar) and ECD is required to record a non-cash, non-operating expense in the amount of the non-cash reduction in the carrying value of United Solar.

      The investment in United Solar will continue to be carried at an amount no higher than the Company's total cash investments ($4,150,000 at March 31, 1999) until United Solar becomes profitable (based upon its history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

      In February 1998, the Company and EV Global Motors Company ("EV Global"), a Lee Iacocca company, entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of ECD's Common Stock and warrants to purchase 133,658 shares of ECD's Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. ("Unique") Common Stock. The warrants are exercisable prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Unique in accordance with Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique investments are marked-to-market, with the offset recorded to Accumulated Other Comprehensive Loss, a component of Stockholders' Equity. Neither investment is considered impaired as of March 31, 1999.

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months and nine months ended March 31, 1998 have been reclassified to be consistent with the classification of items in the three months and nine months ended March 31, 1999.

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


                                         Three Months Ended                     Nine Months Ended
                                              March 31,                             March 31,
                                         ------------------                     -----------------
                                       1999             1998                  1999            1998
                                       ----            ----                   ----            ----
                                    (Unaudited)     (Unaudited)            (Unaudited)    (Unaudited)

Net Loss                            $(4,971,830)    $(3,778,997)          $(8,530,100)   $(11,582,882)
OTHER COMPREHENSIVE LOSSES:
Unrealized losses on securities         (88,000)          --                 (363,000)         --
                                    -------------   -------------         -------------  -------------
COMPREHENSIVE LOSS                  $(5,059,830)    $(3,778,997)          $(8,893,100)   $(11,582,882)
                                    ============    ============          ============   =============



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

      In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the three months ended March 31, 1999, ECD loaned United Solar $1,650,000. This loan is convertible, at ECD's option, into additional shares of United Solar stock. In the three and nine months ended March 31, 1999, ECD recorded $992,000 and $3,108,000, respectively, as its share of the losses of United Solar as required by GAAP, regardless of the true value of the investment.

      The following sets forth certain selected financial data regarding United Solar that are derived from United Solar's unaudited financial statements:

                         UNITED SOLAR STATEMENTS OF OPERATIONS
                         -------------------------------------

                                                    Three Months Ended            Nine Months Ended
                                                        March 31,                     March 31,
                                                    ------------------            -----------------
                                                   1999           1998           1999          1998
                                                   ----           ----           ----          ----
                                               (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

           Revenues*                           $ 3,034,579   $ 2,608,023     $ 8,534,585   $ 8,631,514
           Operating Expenses
              Cost of product sales              3,461,165     3,151,074       9,828,878    11,942,349
              Research and development             805,027       732,450       2,185,306     2,084,553
              General and administrative           289,172       338,110       1,294,178       847,053
              Sales and marketing                  213,060       401,275         912,080     1,364,976
                                               -----------   -----------     -----------   -----------
                 Total                           4,768,424     4,622,909      14,220,442    16,238,931
           Other Income (Expense)                 (204,710)     (175,389)       (531,918)     (728,133)
                                               ------------  ------------    ------------  ------------
           Net Loss                            $(1,938,555)  $(2,190,275)    $(6,217,775)  $(8,335,550)
                                               ============  ============    ============  ============

           *  Includes product sales and revenues earned under research contracts.



                               UNITED SOLAR BALANCE SHEETS
                               ---------------------------

                                                        March 31,     June 30,
                                                        ---------     --------
                                                          1999          1998
                                                          ----          ----
                                                       (Unaudited)   (Unaudited)
           Current Assets:
              Cash and cash equivalents               $   490,899    $ 4,091,047
              Accounts receivable                       2,174,983      1,748,857
              Inventory                                 2,790,602      3,361,684
              Other current assets                        390,132        462,282
                                                      -----------    -----------
                 Total Current Assets                   5,846,616      9,663,870
           Property, plant and equipment (net)          9,952,321     11,575,454
           Other assets                                   222,412        183,763
                                                      -----------    -----------
                 Total Assets                         $16,021,349    $21,423,087
                                                      ===========    ===========

           Current Liabilities:
              Short-term bank debt                    $ 1,445,703    $ 1,445,703
              Accrued expenses and other                2,361,214      2,609,402
                                                      ------------   -----------
                 Total Current Liabilities              3,806,917      4,055,105
                                                      -----------    -----------
              Note Payable - Canon                      2,500,000      2,500,000
              Note Payable - ECD                        1,650,000         --
              Lease Payable                             7,122,252      7,743,143
              Total Stockholders' Equity                  942,180      7,124,839
                                                      -----------    -----------
                   Total Liabilities and Stockholders'
                     Equity                           $16,021,349    $21,423,087
                                                      ===========    ===========

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

Sovlux

       In 1990, ECD formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy ("Minatom"). Sovlux has not been able to continue production of photovoltaic products due to Minatom's inability to provide the required operating capital as a result of current economic conditions in Russia.

         In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant ("Chepetsky"), an enterprise of Minatom. ECD's contribution to the ventures consist solely of technology.

         There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

Accounts Receivable

         The following tabulation shows the component elements of accounts receivable from long-term contracts and other programs:

                                                      March 31,        June 30,
                                                        1999             1998
                                                      ---------        --------
      U.S. Government:
         Amounts billed                            $  788,599       $   717,281
         Unbilled                                     679,141           812,439
                                                   ----------       -----------
            Total                                   1,467,740         1,529,720
                                                   ----------       -----------
      Commercial Customers:
         Amounts billed                               895,037         5,480,895
         Related party billed
            - United Solar                            177,075           169,847
            - GM Ovonic                               916,593           729,561
         Royalties                                    795,940         1,157,619
         License fees                                 190,000           300,000
         Due per contracts                          1,599,315           353,954
         Related party unbilled
            - GM Ovonic                               394,000           591,707
         Other unbilled                                47,033             2,358
                                                   ----------       -----------
            Total                                   5,014,993         8,785,941
                                                   ----------       -----------
      Other                                           158,739           157,406
      Allowance for Uncollectible Accounts           (177,000)         (315,000)
                                                   -----------      ------------
               TOTAL                               $6,464,472       $10,158,067
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. There are no material retentions at March 31, 1999 and June 30, 1998. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                            March 31, 1999     June 30, 1998
                                            --------------     -------------
         Finished products                   $  1,320           $  119,649
         Work in process                      370,063              511,582
         Raw materials                        244,988              442,866
                                             --------           ----------
                                             $616,371           $1,074,097
                                             ========           ==========

Product Development and Research

     Product development and research costs are recognized as losses as they are incurred, and, as such, the Company's investments in its technologies are recorded at zero. The technology investments are the basis by which the Company is able to enter into license and joint venture agreements.


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

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of the royalties and revenues from such agreements follows:

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                        1999            1998
                                                        ----            ----
      Product Sales:
        Negative and positive electrodes            $ 2,439,036    $ 7,710,893
        Battery packs                                   621,267        246,652
        Machine building                                 71,104        148,300
                                                    -----------    -----------
                                                    $ 3,131,407    $ 8,105,845
                                                    ===========    ===========

      Royalties:
        Battery                                     $ 1,889,518    $ 1,775,699
        Optical Memory                                   58,302         49,656
                                                    -----------    -----------
                                                    $ 1,947,820    $ 1,825,355
                                                    ===========    ===========

      Revenues from Product Development Agreements:
        Photovoltaic                                $ 2,113,556    $ 1,431,412
        Battery                                       8,618,077      7,543,006
        Optical memory                                1,877,228        963,037
        Hydrogen                                        102,586        535,807
        Other                                            30,286        329,386
                                                    -----------    -----------
                                                    $12,741,733    $10,802,648
                                                    ===========    ===========
      License and Other Agreements:
        Optical Memory                              $    90,000        --
        Battery                                       4,626,000    $ 1,059,134
                                                    -----------    -----------
                                                    $ 4,716,000    $ 1,059,134
                                                    ===========    ===========


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 1999 and June 30, 1998, the Company deferred recognition of revenues relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                     March 31,       June 30,
                                                       1999            1998
                                                     ---------       --------

        Battery                                     $ 1,838,802     $1,338,802
        Optical Memory                                2,075,956      2,095,318
                                                    -----------     ----------
                                                    $ 3,914,758     $3,434,120
                                                    ===========     ==========

NOTE D - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and nine months ended March 31, 1999 and 1998 are computed as follows:


                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                           March 31,
                                                     ----------                           ---------
                                                1999             1998               1999            1998
                                                ----             ----               ----            ----

     Weighted average number of shares
     outstanding                              13,160,773       10,931,636        12,923,179       10,837,143
                                            ============     ============      ============    =============

     Net loss                               $ (4,971,830)   $ (3,778,997)      $ (8,530,100)   $(11,582,882)
                                            =============   =============      =============   =============

     BASIC NET LOSS PER SHARE               $       (.38)   $       (.35)      $       (.66)   $      (1.07)
                                            =============   =============      =============   =============

      DILUTED NET LOSS PER SHARE            $       (.38)   $       (.35)      $       (.66)   $      (1.07)
                                            =============   =============      =============   =============


      Basic and diluted loss per share were the same in the three and nine months ended March 31, 1999 and 1998 due to the losses recognized in each period. Due to the Company's net loss in the three and nine months ended March 31, 1999 and in the three and nine months ended March 31, 1998, 164,772 shares, 76,486 shares, 453,989 shares and 506,009 shares, respectively, which were potentially dilutive, have been excluded from the weighted average number of shares and from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. An additional 5,552,614 shares (for both 1999 periods) and 105,196 shares (for both 1998 periods), respectively, were excluded from the 1999 and 1998 calculation of weighted average number of shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of the Company's stock during these periods, such excluded securities would have been antidilutive regardless of the Company's net loss.


Note E - License Agreements and Sale of Ovonic Battery Stock
------------------------------------------------------------

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

      In the three months ended March 31, 1999, the Company signed two license agreements. Under one agreement, the Company granted a nonexclusive license to Ricoh Company Limited of Tokyo, Japan ("Ricoh"), the world's largest manufacturer of rewritable compact disks. In addition to the currently produced rewritable compact disk media, this royalty-bearing license covers all past and future phase-change optical memory products, including rewritable DVD media, produced by Ricoh, which became the 13th company to license this technology from ECD.

      In addition to the obligation of Ricoh to pay running royalties on future sales of phase-change optical memory products, ECD received a nonrefundable payment of $90,000 for the release of any past claims of ECD against Ricoh.

      The second agreement is a license agreement with Japan Storage Battery Co., Ltd. ("JSB"), a Japanese battery manufacturing company. The Company granted a royalty-bearing, non-exclusive license to JSB to make, have made, import, use and otherwise dispose of consumer hydride batteries and industrial hydride batteries in certain parts of the world.

      In consideration for the granting of this license, the Company will receive a non-refundable payment of $100,000 and running royalties. In addition, upon the attainment of a certain level of sales by JSB, the Company will receive a further nonrefundable payment of $500,000 ($100,000 of which will be applied as an advance royalty payment).

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of results to be expected in future periods.

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

                             Results of Operations

Three Months ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

      The Company had a net loss for the three months ended March 31, 1999 of $4,972,000 compared to a net loss of $3,779,000 for the three months ended March 31, 1998. The net loss results from (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property and
(iv) development costs of the multi-state electronic memory. In addition, included in other income (expense) for the 1999 quarter was a $992,000 loss representing ECD's equity in the net loss from investment in United Solar, as required under GAAP, related to ECD's equity investments in United Solar
(see NOTE A of Notes to Consolidated Financial Statements and Liquidity and Capital Resources).

      Product sales decreased 61% in the quarter ended March 31, 1999 compared to the same quarter in the previous year. Battery electrode sales decreased 76% to $669,000 in the March 1999 quarter from $2,819,000 in the March 1998 quarter, primarily due to one of the Company's principal customers currently manufacturing its own electrode products. The Company has continued its development of advanced electrode materials that can be introduced to its customers. In order to expand its capacity, the Company also temporarily suspended operations in its positive powder manufacturing facility. Battery pack sales were significantly higher, continuing a trend of increasing battery pack sales, $384,000 in the March 1999 quarter compared to $44,000 in the March 1998 quarter. There were revenues from machine building of $71,000 in the March 1999 quarter compared to no revenues from machine building in the same period last year. The Company received a contract to build large-area microwave deposition equipment in February 1999 and recognized revenue of $63,000 in connection with this contract for the three-month period ended March 31, 1999. The Company is in negotiations with a number of companies for additional machine-building contracts.

      Royalties decreased to $716,000 in the three months ended March 31, 1999 from $730,000 in the three months ended March 31, 1998, primarily due to the fact that the 1997 period included a catch-up adjustment for additional royalties due to the basic patent issued in Japan in 1998 causing NiMH battery sales in Japan to be royalty bearing. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share.

      The 6% increase in revenues from product development agreements to $4,118,000 in the three months ended March 31, 1999 from $3,892,000 in the three months ended March 31, 1998 was due primarily to increased revenues from contracts with the National Institute of Standards and Technology ("NIST") in the Company's battery and optical memory technologies ($1,409,000 in 1999 compared to $382,000 in 1998) and from a program with General Motors to develop second- and third-generation Ovonic NiMH batteries for electric and hybrid electric vehicle applications ($1,978,000 in the quarter ended March 31, 1999 compared to $1,953,000 in the same quarter in the prior year).

      The Company has $14,744,000 in unrecognized revenues outstanding under product development agreements with U.S. government or other agencies or companies.

Without giving effect to any new product development agreements which may be entered into and based upon scheduled funding and performance, $16,745,000 is expected to be recorded in revenues from product development agreements for the year ending June 30, 1999.

      Revenues from license and other agreements decreased from $642,000 in the three months ended March 31, 1998 to $232,000 in the three months ended March 31, 1999. 1999 license fees included $190,000 in connection with the new license agreements with Ricoh and JSB. 1998 revenues included $600,000 related to a technology transfer agreement with Sovlux and the Chepetsky plant in Russia.

      The Company spent a total of $6,987,000 in the quarter ended March 31, 1999 for product development and research (funded and unfunded) compared to $7,102,000 in the same quarter in the prior year. Despite the decrease in spending, revenues from product development agreements increased by $226,000.

      The increase in other revenues was due to increased billings in the three months ended March 31, 1999 for work performed for Ovonic Battery licensees and for additional work performed by ECD's Production Technology and Machine Building Division.

      The decrease in cost of product sales from $3,367,000 in the three months ended March 31, 1998 to $1,609,000 in the three months ended March 31, 1999 was due to the reduced level of sales of battery electrodes. While the Company has taken significant steps to reduce costs, the low sales volume compared to high fixed costs results in the loss on product sales.

      Patent expenses in the three months ended March 31, 1999 were $450,000, a 4% decrease from the same period in the prior year. Patent expenses in both periods were incurred in connection with patent and maintenance costs as well as the defense and prosecution of Ovonic Battery's U.S. patents covering its proprietary NiMH battery technology and ECD's phase-change optical memory technology.

      The increase in operating, general and administrative expenses from $1,854,000 in the three months ended March 31, 1998 to $2,554,000 in the three months ended March 31, 1999 was primarily due to reduced allocations in 1999 to cost of revenues from product development agreements, non-cash expenses associated with a stock grant of Class B Common Stock to one of the Company's executives, as approved by a vote of the Company's shareholders, increased costs associated with stockholder relations and other increased costs in 1999.

      The decrease in other income from $29,000 in the three months ended March 31, 1998 to other expense of $692,000 in the three months ended March 31, 1999 was due to ECD's $992,000 equity in the net loss from investment in United Solar and higher interest expense partially offset by higher interest income. The $992,000 expense charge was caused by ECD's cash investments in United Solar's future growth. Under GAAP, ECD must adjust its investment for its share of the net earnings or losses of United Solar for each reporting period until ECD's investment is reduced to zero or exceeds ECD's total cash investment of $4,150,000, at March 31, 1999, regardless of the true value of the investment.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998
-----------------------------------------------------------------------------

      The Company had a net loss for the nine months ended March 31, 1999 of $8,530,000 compared to a net loss of $11,583,000 for the nine months ended March 31, 1998. The loss is primarily due to: (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property and
(iv) development costs of the multi-state electronic memory. The amount of the net loss for the nine months ended March 31, 1999 was partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock and a $4,400,000 license fee from Sanyo in 1999. In addition, included in other income (expense) for the nine months ended March 31, 1999 was a $3,108,000 expense representing ECD's equity in the net loss from investment in United Solar, as required under GAAP, related to ECD's equity investments in United Solar (see NOTE A of Notes to Consolidated Financial Statements and Liquidity and Capital Resources).

      Product sales decreased 61% in the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. Battery electrode sales decreased to $2,439,000 in the nine months ended March 31, 1999 from $7,711,000 in the nine months ended March 31, 1998, primarily due to one of the Company's principal customers currently manufacturing its own electrode products. The Company has continued its development of advanced electrode materials that can be introduced to its customers. In order to expand its capacity with the installation of new equipment, the Company also temporarily suspended operations in its positive powder manufacturing facility. Battery pack sales increased from $247,000 to $621,000 in the nine months ended March 31, 1999, continuing a trend of increasing battery pack sales. There were revenues from machine building of $71,000 in the nine months ended March 31, 1999, down from $148,000 in the nine months ended March 31, 1998. The Company received a contract to build large-area microwave deposition equipment in February 1999 and recognized revenue of $63,000 in connection with this contract for the nine-month period ended March 31, 1999. The Company is in negotiations with a number of companies for additional machine-building contracts.

      Royalties increased to $1,948,000 in the nine months ended March 31, 1999 from $1,825,000 in the nine months ended March 31, 1998, primarily due to higher battery royalties resulting from the issuance of a basic patent in Japan in 1997. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share.

      The 18% increase in revenues from product development agreements to $12,742,000 in the nine months ended March 31, 1999 from $10,803,000 in the nine months ended March 31, 1998 was due to substantially increased revenues from contracts with NIST in the Company's battery and phase-change optical memory technologies ($4,186,000 in 1999 compared to $605,000 in 1998) and from a program with General Motors to develop second- and third-generation Ovonic NiMH batteries for electric and hybrid electric vehicle applications ($6,060,000 in the nine months ended March 1999 compared to $4,707,000 in the nine months ended March 31, 1998). Revenues from product development agreements were also significantly higher for ECD's photovoltaic technologies.

      Revenues from license and other agreements increased from $1,059,000 in the nine months ended March 31, 1998 to $4,716,000 in the nine months ended March 31, 1999 due to a $4,400,000 license fee from Sanyo in 1999 and $190,000 in license fees in 1999 in connection with the new license agreements with Ricoh and JSB. License fees in 1998 include $900,000 related to a technology transfer agreement with Sovlux and the Chepetsky plant in Russia.

      The Company spent a total of $21,807,000 in the nine months ended March 31, 1999 for product development and research (funded and unfunded) compared to $20,207,000 in the nine months ended March 31, 1998. This planned increase in expenditures was primarily for continued development of the Company's family of batteries and was funded by the $1,939,000 increase in revenues from product development agreements.

      The increase in other revenues was due to increased billings in the nine months ended March 31, 1999 for work performed for Ovonic Battery licensees and for additional work performed by ECD's Production Technology and Machine Building Division.

      The decrease in cost of product sales to $5,916,000 in the nine months ended March 31, 1999 from $9,174,000 in the nine months ended March 31, 1998 was due to the reduced level of battery electrode sales. While the Company has taken significant steps to reduce costs, the low sales volume compared to high fixed costs results in the loss on product sales.

      Patent expenses in the nine months ended March 31, 1999 were $1,278,000, a 11% reduction from the same period in the prior year. Patent expenses in both periods were incurred in connection with patent and maintenance costs as well as the defense and prosecution of Ovonic Battery's U.S. patents covering its proprietary NiMH battery technology and ECD's phase-change optical memory technology.

      Operating, general and administrative expenses decreased to $4,739,000 in the nine months ended March 31, 1999 from $5,290,000 in the nine months ended March 31, 1998 and was primarily due to increased allocations in 1999 to cost of revenues from product development agreements, offset by costs associated with a restricted stock grant to one of the Company's executives, increased costs associated with stockholder relations and other increased costs in 1999.

      The decrease in other income from $327,000 in the nine months ended March 31, 1998 to other expense of $239,000 in the nine months ended March 31, 1999 was due to a $3,108,000 expense representing the Company's equity in the net loss from investment in United Solar and higher interest expense, partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock in 1999 and higher interest income. The $3,108,000 expense is related to ECD's cash investments in United Solar's future growth. Under GAAP, ECD must adjust its investment for its share of the net earnings or losses of United Solar for each reporting period until ECD's investment is reduced to zero or exceeds ECD's total cash investment of $4,150,000 at March 31, 1999, regardless of the true value of the investment.

                        Liquidity and Capital Resources

      As of March 31, 1999, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $30,745,000, a decrease of $5,200,000 from June 30, 1998. As of March 31, 1999, the Company had consolidated working capital of $22,847,000 compared with a consolidated working capital of $29,800,000 as of June 30, 1998.

      ECD has formed a new joint venture with Tyler Lowrey, a recognized authority in semiconductor memory technology and former vice chairman and chief technology officer of Micron Technology, Inc. The joint venture, owned equally by ECD and Mr. Lowrey, expects to pursue device manufacturing as well as licensing of selected applications of ECD's Ovonic Unified Memory, a unique thin-film nonvolatile solid-state memory. ECD is in negotiations with new strategic partners for financing to commercialize its Ovonic Unified Memory technology.

        The Company's strategy is to finance its growth through strategic alliances (joint ventures and license agreements) and with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. With the issuance of the basic patents for NiMH batteries and phase-change optical memory in Japan, various new agreements are under discussion. Another important area of the Company's development is the use of the Company's proprietary hydrogen storage technology for storing, transporting and using hydrogen for a wide range of portable and stationary applications, with vehicles being of prime importance. As a result of its position, the Company is in negotiations with a number of potential partners to commercialize its hydrogen storage technology.

      During the nine months ended March 31, 1999, $167,000 of cash was provided by operations. The difference between the net loss of $8,530,000 and the net cash provided by operations was due to ECD's $3,108,000 share of the losses in United Solar relating to the Company's investment of cash in United Solar's future growth, the $1,970,000 gain on the sale of Ovonic Battery stock, depreciation expense and creditable royalties received. ECD invested $1,650,000 in United Solar, providing funding for new opportunities in the worldwide photovoltaic market served by United Solar's unique products which offer particular advantages to the satellite and telecommunications industries. In addition, $998,000 of machinery and equipment was purchased or constructed for the Company's operations during this period. The Company also received $2,970,000 related to the sale of Ovonic Battery Company stock.

        The Company has had two major electrode customers for its battery electrode products, GP Batteries International Limited ("GP Batteries") and GM Ovonic. GP Batteries, a licensee, pays royalties and is currently manufacturing its own electrode products. The Company is adapting to its customers' needs to buy materials as well as finished electrodes. It has developed new electrode materials that are being offered to customers and has adjusted its manufacturing processes for electrodes to customer specifications.

      Sales of electrode products to GM Ovonic are expected to increase as GM Ovonic ramps up its production of battery packs at an expanded manufacturing facility. While sales of electrode products in fiscal year 1999 are currently projected to decrease from fiscal 1998 levels, new advanced positive and negative electrode materials with enhanced performance are being optimized for manufacturing in order to reduce costs and to demonstrate advanced materials to offer the Company's customers an option in order to increase sales in future periods.
The Company has taken steps to reduce its costs in a manner consistent with the expected lower volumes of electrode product sales.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. In October 1998, ECD was awarded two contracts by the Department of Energy: (1) a 50% cost-shared cooperative agreement to develop and demonstrate an integrated system for the production and storage of clean, renewable hydrogen fuel for transportation and other applications in the developing world, and (2) a 50% cost-shared contract to develop and demonstrate a high-rate thin-film deposition process to further reduce photovoltaic manufacturing costs. Revenues under these contracts will be recognized as the work is performed. Contracts with industry partners include a multi-task, multi-million dollar program with General Motors to develop next generation batteries for electric and hybrid electric vehicle applications which is presently projected to conclude in the Summer of 1999. This program, which is funded on a monthly basis, builds upon the Company's earlier investments to develop a family of batteries and is intended to provide next- and future-generation Ovonic NiMH batteries that will be manufactured by GM Ovonic.

      Three contracts awarded in the Fall of 1997 to the Company under NIST Advanced Technology Programs will also contribute to cash flows. One contract was awarded to Ovonic Battery to develop the next generation of high-energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase-change optical memory technology and for further development of the phase-change optical memory products. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      During the next 12 months, the Company is considering the purchase of up to $2,000,000 of machinery and equipment. The machinery and equipment would be utilized principally for Ovonic Battery's manufacturing operation for the introduction of its new line of materials for world markets. In addition to the $2,500,000 investment in May 1998, ECD invested $1,650,000 during the quarter ended March 31, 1999 in United Solar and plans to invest additional funds in United Solar (up to an additional amount of $850,000).

      The Company has a financing arrangement with Standard Federal Bank for a $3,000,000 line of credit bearing an interest rate of prime that expires on March 31, 2001. The Company does not expect to use any of this available financing during the next 12 months.

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

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.


      In February 1999, ECD received a contract to build large-area microwave deposition equipment. This new contract provides the platform for the commercialization of ECD's passive coatings technology and equipment to manufacture products incorporating such technology. The receipt of this order directly results from the research and development by the Company, the costs of which were recorded as losses in prior years. The contract provides for progress payments over the next 16 months. Through March 31, 1999 ECD has recognized revenues of $63,000 in connection with this contract. ECD is also negotiating machine-building contracts with others that could provide revenues in the coming year and beyond. Machine building is cyclical but an important part of ECD's business. While there is no other backlog of machine-building contracts as of March 31, 1999, negotiations are in progress with a number of companies for additional machine-building contracts.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 1999 is anticipated to be approximately $19,500,000 compared to $11,200,000 received from product development agreements in the year ended June 30, 1998. The amount of cash from royalties to be received in the year ending June 30, 1999 is expected to be, based on historical trends, approximately $2,360,000 compared to $1,989,000 received in the year ended June 30, 1998.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 1999.

      Management believes that funds generated from operations and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. It is the Company's intent to use its cash and investments to fund its operations. Additional sources of cash are, however, required to sustain the Company for the long-term and to build the business in the future. While it is the Company's intent to fund its operations from cash and cash equivalent balances on hand and from activities such as product sales, licensing, royalties, product development agreements and strategic alliances, the amount and timing of revenues from such activities are uncertain. The Company is in discussions with third parties to form joint ventures, and may also consider equity or debt financing in order to fund its growth in certain strategic areas.

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

      The Company has formulated a Year 2000 Plan to address the Company's Year 2000 Issues. The Company's own internal systems are a primary area of focus. In July 1997, the Company installed a new computer system to help manage its financial, business reporting and data processing software applications. The providers of the application software used in the new computer system have represented the software to be Year 2000 compliant.

      The Company is currently evaluating its other software applications, including, but not limited to, its computerized laboratory manufacturing equipment and imbedded chips, to identify any Year 2000 Issues to ensure that there are no material disruptions in the Company's operations.

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

      If the Company's new computer system fails with respect to the Year 2000 Issue or if any applications or embedded chips critical to the Company's manufacturing process are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the business operations or financial performance of the Company. In particular, if third-party providers, due to the Year 2000 Issue, fail to provide the Company with components, materials or energy which are necessary to timely complete contractual requirements or to manufacture its products, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The Company believes that the most reasonably likely worst case scenario is that a small number of vendors will be unable to supply components for a short period of time after January 1, 2000.

      The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by September 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") of ECD held on March 25, 1999, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                            For        Withheld Authority
                                            ---        ------------------

           Stanford R. Ovshinsky         17,077,222           185,210
           Iris M. Ovshinsky             17,078,863           183,569
           Robert C. Stempel             17,096,391           166,041
           Kenneth Baker                 17,111,833           150,599
           Nancy M. Bacon                17,082,258           180,174
           Umberto Colombo               16,980,782           281,650
           Hellmut Fritzsche             17,112,338           150,094
           Joichi Ito                    16,983,202           279,230
           Seymour Liebman               16,983,002           279,430
           Tyler Lowrey                  17,114,558           147,874
           Walter J. McCarthy, Jr.       17,112,238           150,194
           Florence I. Metz              17,113,058           149,374
           Nathan J. Robfogel            17,113,028           149,404
           Stanley K. Stynes             17,113,237           149,195

      At the Meeting, the stockholders approved a proposal to increase ECD's authorized capital stock from 20,500,000 to 20,930,000 and to amend ECD's Certificate of Incorporation to authorize 430,000 shares of a new Class B Common Stock, par value $.01 (with 11,043,405 For; 2,406,005 Against; 69,872 Abstentions; and 3,742,738 Broker Non-Votes).

      In addition, the stockholders approved a proposal to amend ECD's Certificate of Incorporation to change the date from September 14, 1999 to September 30, 2005 on which shares of ECD's Class A Common Stock are deemed converted into shares of ECD's Common Stock (with 11,116,002 For; 2,307,751 Against; 95,529 Abstentions; and 3,742,738 Broker Non-Votes).

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 1999 (with 17,117,066 For; 118,735 Against; and 26,219 Abstentions).

Item 5.  Other Events
-------  ------------

      On May 10, 1999, ECD, Unique Mobility, Inc. ("Unique"), and EV Global Motors Company ("EV Global") formed a German private company, Unique Mobility Europa GmbH ("UME"), to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. UME is headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany.

      UME's planned initial product offerings are expected to be a battery-electric (zero emission) two-passenger cargo van and a six-passenger commuter van. There is a need in Europe for affordable, pollution-free vehicles. The vehicle design was developed in cooperation with Storz Design of Zel am See, Austria, with engineering support by Design & Concepts Engineering of Bosau, Germany.

      Pursuant to an agreement with Handelsgruppe K.G.Techno-Einkauf GmbH & Co. ("TECHNO/TECAR"), TECHNO/TECAR will distribute the products of UME throughout continental Europe. TECHNO/TECAR is a cooperation of the leading franchised dealers of Audi, BMW, Fiat, Ford, DaimlerChrysler, Opel, Volvo and Volkswagen. It is headed by two of Volkswagen's largest and most influential dealers: Mr. Fritz Haberl (MAHAG Munich) and Mr. Bernhard Enning (Reckinghausen). Mr. Haberl is the largest new car dealer in Europe and is Chairman of TECHNO/TECAR. Both Messrs. Haberl and Enning have provided and have agreed to continue to provide market and product planning consultation to UME.

      UME has been initially capitalized with DM50,000 cash and a contribution to surplus of 625,000 shares of Unique's common stock. Of the stock contribution, 208,333 shares were contributed by each of ECD and Unique, 118,750 shares by EV Global and 89,584 shares by Haco Trading Ltd. ("HACO"), an investment fund. The shares contributed by ECD and EV Global were previously acquired in privately negotiated transactions. The shares contributed by Unique were newly-issued shares. The shares contributed by HACO were purchased on the open market. As a result of the initial capitalization, ownership of share interests in UME are presently as follows: 33.6 percent for Unique; 33.2 percent for ECD; 19.0 percent for EVG; and 14.2 percent for HACO.

      EV Global has agreed, subject to certain conditions and contingent upon maintaining a share interest of less than 19 percent, to make an additional contribution to UME in the amount of either $503,910 in cash or, at EV Global's option, 89,583 shares of Unique stock, in exchange for an additional share interest in UME sufficient to raise its share interest to equal that then held by Unique and ECD. ECD and Unique do not intend, nor do they have any obligation, to make further capital contributions to UME.

      An investment banking firm has been engaged to obtain additional funding for UME by means of the private placement of up to $50 million from the sale of equity or debt securities of UME and Unique stock held by UME. There can be no assurance that financing can be completed on terms acceptable to UME.

      In addition to the financing described above, UME intends to apply for government financial support to fund a material portion of future operations and capital requirements. Both the German federal government and the Free State of Saxony have currently existing programs to provide grant money for pre-project and product development costs, as well as investments for plant sites, buildings, production tooling and equipment. However, there can be no assurance that the currently existing government grant programs will be continued or that such grants will be available to UME.

      Pursuant to a May 10, 1999 Shareholders Agreement by and among ECD, Unique, EV Global and HACO, each shareholder has acknowledged that it is entering into the transaction with the intention of using its expertise to facilitate UME's success. To that end, each shareholder has agreed to cause UME to enter into definitive agreements providing that: (i) ECD will have the right to supply batteries and battery charging systems to UME, (ii) Unique will grant a license and have the right to manufacture and supply electric and hybrid-electric propulsion systems to UME, and (iii) EVG will have distribution rights to the electric vans in North America.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
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


                                     Energy Conversion Devices, Inc.
                                     (Registrant)




                                     By:/s/ Stephan W. Zumsteg
                                        --------------------------------
                                          Stephan W. Zumsteg
Date: May 14, 1999                        Treasurer





                                     By:/s/ Stanford R. Ovshinsky
                                        --------------------------------
                                          Stanford R. Ovshinsky
Date: May 14, 1999                        President and Chief Executive Officer