Form 10-K
period 1999-06-30
ENERGY CONVERSION DEVICES INC
filed 1999-09-28
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                -------------------

                                     FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                     June 30, 1999
                          ------------------------------------------------------
                                        OR

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

                      Common Stock, $.01 par value per share
                         Warrants to Purchase Common Stock
                      --------------------------------------
                                 (Title of Class)

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

      The aggregate market value of stock held by non-affiliates (based upon the closing price of such stock on the NASDAQ National Market System on September 24, 1999) was approximately $138 million. As of September 24, 1999, there were 219,913 shares of the Company's Class A Common Stock, 430,000 shares of the Company's Class B Common Stock and 12,734,498 shares of the Company's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                       None

                                    PART I

Item 1: Business
------  --------
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

      To advance its technology, the Company has used an integrated systems approach to inventing materials, products and production technology that minimizes the customary barriers between research and development, production design and product planning. The Company's strategy has been to develop products that have fundamental technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. The Company is also continuing its development efforts, funded in part through contracts with U.S. Government agencies, the Company's licensees and industrial partners, to broaden and build upon its product and technological base.

      The Company has established a multi-disciplinary business, scientific and technical organization to commercialize products based on its technologies. It has developed the enabling proprietary core technologies in the important fields of energy storage (nickel metal hydride ("NiMH") batteries and hydrogen storage materials and devices); energy generation (thin-film, flexible, low-cost photovoltaic (solar) products); and information storage and retrieval (phase-change rewritable optical memory technology used in removable, rewritable compact disks ("CD-RW") and high-storage-capacity rewritable digital versatile disks ("DVDs") and Ovonic Unified Memory ("OUM") which are new micro-electronic, nonvolatile, thin-film semiconductor devices used to store information in small areas having a unique combination of low currents, high density, long life and high speed read and write capabilities).

      The Company is currently engaged in manufacturing and selling its proprietary products on its own, through its joint venture companies as well as through licensing arrangements with major companies throughout the world. In addition, in support of these activities, the Company is engaged in research and development as well as in designing and building production machinery. The Company has recognized the need to protect its technology and maintains an extensive patent portfolio consisting currently of 367 issued

United States patents and 884 foreign counterparts. The patent portfolio includes numerous basic and fundamental patents covering amorphous, disordered and related materials as well as patents covering products and production technologies.

      The Company conducts its battery business through its approximately 91%- owned subsidiary, Ovonic Battery Company, Inc. ("Ovonic Battery"). Sanyo Electric Co., Ltd. ("Sanyo"), Honda Motor Company, Ltd. ("Honda") and Sanoh Industrial Co., Ltd. ("Sanoh") own approximately 9% of the outstanding stock of Ovonic Battery. Sanoh, Honda and Sanyo acquired their interest in Ovonic Battery in 1993, 1996 and 1998, respectively.

      In July 1999, the Company and Shell Hydrogen, a unit of Royal Dutch Shell Group, entered into a memorandum of understanding to explore the establishment of a joint venture which would further develop and commercialize the Company's proprietary solid hydride storage technology.

      The Company has two significant joint ventures in the field of alternative energy, GM Ovonic L.L.C. ("GM Ovonic") and United Solar Systems Corp. ("United Solar"). GM Ovonic was established to manufacture and commercialize Ovonic NiMH rechargeable batteries for electric vehicle ("EV"), hybrid electric vehicle ("HEV") and fuel cell electric vehicle ("FCEV") applications. Ovonic Battery owns a 40% equity interest in GM Ovonic and General Motors Corporation ("General Motors") owns a 60% equity interest. All significant manufacturers of consumer NiMH batteries are manufacturing products under license from the Company. NiMH batteries have become the battery of choice in consumer electronics, in the automotive industry worldwide for EVs and HEVs and in all applications where high-density energy storage is required.

      The Company and Canon Inc. of Japan ("Canon") each own a 49.98% equity interest in United Solar, a joint venture formed for the continued development, manufacture and sale of photovoltaic (solar energy) products under license from the Company. Through United Solar, the Company has been producing unique solar shingles and standing seam roofing products that are gaining in popularity as well as other photovoltaic products which have been described as a major breakthrough by the U.S. Government. United Solar's products are also easily modified for use in commercial communication satellite constellations offering a low-cost, lightweight alternative to traditional space-grade solar cells.

      In the field of information technology, the Company's Ovonic phase-change rewritable optical memory technology, already being used in CD-RW systems, has been chosen for use in the emerging DVD rewritable optical disk systems. The international standards for rewritable DVD media and systems, designed by major optical disk manufacturers, specify the use of the Company's phase-change optical memory technology. All significant manufacturers of phase-change optical memory storage media are licensees of the Company, and include Matsushita Electric Industrial Co., Ltd. ("Matsushita/Panasonic"), Ricoh Company Limited ("Ricoh"), Sony Corporation ("Sony"), Toshiba Corporation ("Toshiba"), Asahi Chemical Industry Co., Ltd. ("Asahi"), Hitachi, Ltd.

("Hitachi"), Plasmon Limited ("Plasmon"), Toray Industries, Inc. ("Toray"), TDK Corporation ("TDK"), and Teijin, Limited ("Teijin").

      In January 1999, the Company and Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., formed a joint venture, Ovonyx, Inc., to commercialize the Company's Ovonic Unified Memory. Based on the Company's proprietary phase-change materials, OUM can have a wide variety of computer applications and is intended to replace conventional DRAM, SRAM and Flash EEPROM semiconductor memory devices.

      The Company has entered into a variety of other global strategic alliances and license agreements for the commercialization of its technologies such as the August 1999 agreement (subject to approvals by the Governments of the United States and China and the finalization of financing arrangements) confirming the cooperation between Rare Earth High-Tech Co, Ltd. of Baotou Steel Company, Inner Mongolia, China, and Ovonic Battery for licensing joint ventures and the licensing of advanced NiMH battery technology.

      Certain technical terms used herein are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this Item 1.

                               MAJOR BUSINESSES

      The Company's business strategy has been to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. This strategy has produced inventions of unique, proprietary and cost-effective products and production processes which the Company then leverages through strategic commercial alliances with major companies worldwide.

      Energy activities, specifically in the areas of energy storage and photovoltaic systems, represent a major element of the Company's business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. The Company's battery, hydrogen storage materials and devices, and photovoltaic technologies have gained worldwide recognition, particularly in light of sustained concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns which may cause international political and economic instability.

Energy Storage.

      Rechargeable Batteries. The Company's Ovonic Battery subsidiary has developed the proprietary NiMH battery technology using Ovonic materials which has achieved recognition by major battery manufacturers throughout the world. The Company believes that all commercial NiMH batteries in use are covered by the Company's basic patents. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic NiMH batteries, with 56 issued United States patents and 257 foreign counterparts. Additional United States and foreign patent applications are in various stages of preparation and prosecution.

      Ovonic NiMH batteries are being manufactured and sold throughout the world by major international companies under licensing and joint venture arrangements with the Company. Ovonic Battery is also in production of the NiMH battery electrodes and positive electrode materials for sale to its licensees and its GM Ovonic joint venture.

      Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium ("Ni-Cd") or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic NiMH batteries are made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics, EVs, HEVs and FCEVs, including electric two- and three-wheeled vehicles, power tools, utility applications and industrial batteries.

      During the fiscal year ended June 30, 1999, Ovonic Battery produced negative electrodes and positive electrode materials for sale to certain licensees for assembly into complete batteries for consumer, EV, HEV and FCEV applications. Ovonic Battery also has produced batteries for EV and HEV applications engineered and designed for volume production. The Ovonic NiMH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries. Ovonic Battery continues to further improve the performance characteristics of its Ovonic NiMH batteries.

      In October 1997, Ovonic Battery was awarded a contract by the U.S. Department of Commerce through its National Institute of Standards and Technology Advanced Technology Program ("ATP"). Ovonic Battery, along with several industry partners, has as its objective the development of the next generation of high energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials and novel production technologies under this three-year, multi-million dollar cost-sharing program.

      Ovonic Battery is currently focusing on three principal battery markets: rechargeable batteries for portable electronics and consumer applications; EV, HEV and FCEV propulsion batteries; and batteries for the propulsion of two- and three-wheeled vehicles. These batteries can also serve industrial applications such as portable power tools, energy storage for remote power generation and battery-operated industrial equipment. The Company is also exploring the next generation starter, lighting and ignition (SLI) batteries in conventional automotive applications which will require batteries with high performance at higher voltages.

      Rechargeable Portable Electronics, Power Tools and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products--such as cellular telephones, portable computers and cordless tools--has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries are capable of having an energy density of over 90 watt-hours/kilogram. Technology improvements have led to a demonstration of energy density in excess of 100 watt-hours/kilogram in prototype batteries with even higher energy densities in the process of development.

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

      Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Ovonic Battery's proprietary battery technology has been licensed for consumer battery applications to GP Batteries International Limited ("GP Batteries") (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG ("Varta"), Europe's largest battery company; Sovlux Co. Ltd. ("Sovlux"), the Company's joint venture in Russia; Harding Energy Inc. ("Harding"); Eveready Battery Company, Inc. ("Eveready") (formerly

Gates Energy Products, Inc.), the largest United States rechargeable consumer battery company; Walsin Technology Corporation ("Walsin") and Nan Ya Plastics Corporation ("Nan Ya") (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; Samsung Electronics Co., Ltd. ("Samsung") and LG Chemical, Ltd. ("LG Chen"), leading Korean companies; Sanyo, Canon, Hitachi Maxell, Ltd. ("Hitachi Maxell"), Furukawa Battery Co., Ltd. ("Furukawa") and Matsushita Battery Industrial Co., Ltd. ("MBI"), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer battery applications by two major consumer battery manufacturers based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. ("Saft Group") and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

      Electric, Hybrid and Fuel Cell Electric Vehicle Batteries. The strategic importance of EVs, HEVs and FCEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion and dependence on imported oil.

      Most of the world's major automobile manufacturers have active programs underway to develop and commercially market EVs, HEVs and FCEVs. General Motors introduced the EV1, the first modern limited-production car designed from the ground up to be an electric vehicle, in the Fall of 1996 at Saturn dealerships in the Los Angeles and San Diego, California, and Phoenix and Tucson, Arizona, areas. General Motors announced that Ovonic NiMH batteries manufactured by GM Ovonic became available in limited quantities in the Chevrolet S-10 electric pickup truck in late 1997 and will be available in the EV1 during 1999. Since Ovonic NiMH battery technology provides two to two-and-a-half times the driving range as the same mass of lead acid batteries, the NiMH battery has become the battery of choice for several major automobile manufacturers as they prepare to commercialize and market EVs, HEVs and FCEVs.

      In May 1999, the U.S. Department of Energy ("DOE") released the results of baseline performance testing of the EV1 and the Chevrolet S-10 electric pickup truck powered by Ovonic NiMH batteries manufactured by GM Ovonic. According to the DOE results, the EV1 with Ovonic NiMH batteries is the first vehicle to have a range of 220.7 miles at a constant speed of 45 miles-per-hour (mph) and 160.6 miles at a constant speed of 60 mph. In addition, the S-10 electric pickup truck with Ovonic NiMH batteries traveled 130.6 miles at a constant speed of 45 mph and 87.7 miles at a constant speed of 60 mph, twice as far as the lead acid battery-powered S-10 previously tested. The baseline performance testing was conducted by the DOE's Field Operations Program at the Idaho National Engineering and Environmental Laboratory.

      EVs powered by Ovonic NiMH batteries took first and second place in the overall competition (including acceleration, handling and consumer acceptability as well as range and energy efficiency) at the 1999 Tour de Sol Road Rally. This also was the sixth consecutive year that Ovonic batteries have powered electric vehicles beyond the 200-mile threshold.

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

      GM Ovonic is engaged in manufacturing of NiMH batteries at its facility in Troy, Michigan, and its wholly-owned subsidiary, Ovonic Energy Products, Inc., has opened a plant in Kettering (Dayton), Ohio, approximately 10 times larger than its Troy plant, for the production of advanced NiMH batteries. GM Ovonic is producing NiMH batteries for EVs and is making the batteries available to vehicle manufacturers, including General Motors, for use in their advanced technology vehicles.

      Unique Mobility Europa, GmbH. In May 1999, the Company, EV Global Motors Company ("EV Global"), founded by Lee Iacocca, and Unique Mobility, Inc. ("Unique Mobility"), a leader in the development and manufacture of highly efficient, power dense, permanent motors and controls primarily for application in EVs and HEVs, announced the formation of a joint venture, Unique Mobility Europa, GmbH ("Unique Europa"), to manufacture and sell EVs, HEVs and FCEVs for world markets. Unique Europa, a limited liability company, is headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany. Its first product will be an all new, purpose-built minivan using an innovative composite body structure and an advanced battery powered electric drivetrain designed to serve urban transportation requirements where urban pollution concerns have restricted the use of conventional vehicles. Configured as either a 2-passenger cargo van or a 6-passenger commuter van, the vehicle will be powered by Ovonic NiMH batteries and Unique Mobility's integrated permanent magnet traction drive.

      Other Vehicle Propulsion Battery Business Arrangements. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of vehicle propulsion batteries and related products outside of the United States with Sanyo, Hyundai Motor Company ("Hyundai"), Varta, Nan Ya, GP Batteries and Sovlux Battery. Sanyo, Hyundai, GP Batteries and Sovlux Battery have restricted rights to sell vehicle propulsion batteries in North America. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group is licensed under a royalty-bearing license agreement for the manufacture and sale of vehicle propulsion batteries in the United States.

      Ovonic Battery is responding to significant interest by bus manufacturers seeking to comply with government initiatives for providing pollution-free mass transportation in urban areas.

      Ovonic Battery has developed a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of EVs, HEVs and FCEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. This Company-sponsored development was based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of capacities. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Ovonic Battery is positioning itself to offer the industry a high power, durable, high charge/discharge rate NiMH battery. Ovonic Battery has demonstrated the power capabilities of its battery at 1000 watts per kilogram for HEV applications. Ovonic NiMH batteries for HEVs are being reviewed with a variety of potential customers. This "Family of Batteries" led to a nearly-completed Ovonic Battery production development program, which is intended to provide next- and future-generation NiMH batteries that will be manufactured by GM Ovonic. Both EV and HEV types of NiMH batteries are included in the program with the objective of increasing the energy density of future batteries as well as reducing their size and cost.

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

                Specific Energy:              70 watt-hours/kg.
                Peak Power:                   625 watts/kg.
                Regenerative Power:           600 watts/kg.


      Two- and Three-Wheeled Vehicles. Ovonic Battery has installed Ovonic NiMH batteries in scooters converted to electric power and successfully demonstrated the application of its battery for two- and three-wheeled electric vehicles. Ovonic Battery considers two- and three-wheeled electric vehicles and power-assisted bicycles a potential large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic NiMH batteries should improve the acute air pollution problems in these regions caused by conventional two- and three-wheeled vehicles.

      The Company has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh and Nan Ya.

      Sanoh, a licensee in Japan, has expanded its production of NiMH batteries for two-wheeled electric vehicle applications at its plant in Koga, Japan. Among Sanoh's customers are large manufacturers of electric scooters and bicycles such as Honda who has announced plans to introduce new products.

      In February 1998, EV Global Motors and the Company announced a strategic alliance to cooperate in further development and commercialization of light-power-assist EVs using EV Global vehicles and the Company's energy storage technologies. In forming this strategic alliance, the Company and EV Global exchanged shares of their Common Stock. EV Global also transferred to the Company certain shares of the Common Stock of Unique Mobility held by EV Global, which in May 1999 were exchanged for shares of Unique Europa.

      Sovlux Battery. In March 1998, the Company announced the formation of Sovlux Battery, an affiliate of Sovlux, the Company's U.S.-Russian joint venture, owned 50% by the Company and 50% by the Chepetsky Mechanical Plant ("Chepetsky") in Glazov, Udmurt Republic. Sovlux Battery plans to produce NiMH battery materials and components for sale to Ovonic Battery and its licensees. In the longer term, Sovlux Battery expects to manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia.

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

      Hydrogen Storage Materials and Devices. In July 1999, the Company and Shell Hydrogen, a unit of Royal Dutch Shell Group, entered into a memorandum of understanding to explore the establishment of a joint venture which would further develop and commercialize the Company's proprietary solid hydride storage technology. The

Company has made a long-term investment in the development of engineered materials that can be used to store hydrogen as a solid. These proprietary hydride materials safely store hydrogen that can be released for use as a fuel for conventional internal combustion engines, or as a clean source of onboard hydrogen for vehicles powered by electricity generated by onboard fuel cells.

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

      Under a DOE-sponsored program, the Company is developing an integrated renewable hydrogen-generation storage system. This system uses water electrolysis to convert the electricity produced by the Company's multi-junction photovoltaic products to hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. The system is being designed for residential or small-scale commercial production of hydrogen which can be used to replace conventional fuels as sources of energy conversion.

Energy Generation.

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

      Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy conversion efficiency of the multi-cell device and improves performance stability. This unique "triple-junction" approach has resulted in world record efficiencies for the a-Si technology. In August 1998, United Solar was awarded an "R&D 100" award by R&D Magazine for its triple-junction amorphous silicon solar electric module. The magazine's editors and staff, together with outside experts, reviewed thousands of new inventions to determine the 100 most significant advances of 1998.

      The Company and its United Solar joint venture hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory ("NREL"). Conversion efficiency is the percentage of sunlight that is converted into electricity. United Solar has achieved a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterizes as a major breakthrough. United Solar holds the world records for amorphous silicon alloy photovoltaic cells including solar-to-electricity stabilized efficiency of 13% for small-area amorphous silicon alloy photovoltaic cells.

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

      United Solar is also building on the Company's development of ultralight weight PV technology and developing PV products for space applications. The global telecommunications revolution is expected to result in the launch of large constellations of low earth orbit satellites and high altitude platforms in the next decade which will require lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter than conventional technologies as well as less expensive.

      In December 1998, United Solar announced that its ultralight space solar modules had been successfully installed on the MIR Space Station and are undergoing performance testing and qualification for a variety of space applications. United Solar's installation on the MIR marks the first time advanced thin-film amorphous solar modules have been installed on an orbiting spacecraft.

      In 1990, the Company also formed Sovlux Co., Ltd. ("Sovlux"), a joint venture with State Research and Production Enterprise Kvant ("Kvant") to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by the Company. In 1990, Kvant entered into machine-building contracts with the Company for the construction of 2MW-capacity pilot photovoltaic manufacturing equipment. The equipment has been installed in Sovlux's plant in Moscow. Kvant contributed this equipment to the joint venture in exchange for its ownership interest in Sovlux.

      Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and machinery optimization. Sovlux has received various U.S. Government contracts in 1998 and 1999 in connection with certain of its operations. However, Sovlux has not been able to commence volume production of photovoltaic products due to current economic conditions in Russia.

      For more than 12 years, the Company has been engaged in research contracts awarded by the DOE and NREL aimed at further development of high-efficiency amorphous silicon-based alloy thin-film solar cells, improvement of photovoltaic manufacturing technologies, and the development and demonstration of photovoltaic systems to be used in rooftop construction in lieu of shingles and other roofing materials.

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

      Optical Memory. The Company is the inventor and originator of phase-change rewritable optical memory disk technology. The Company's Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disks, and is a much more robust product having much lower cost than removable rigid magnetic disks. The Company's proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (1,000 in the case of CD-RW and 500,000 in the case of DVD-RAM).

      The Company has licensed its phase-change rewritable optical memory technology to 13 companies and expects to license others who are developing phase-change optical memory products. Among the Company's licensees are Matsushita/Panasonic, Ricoh, Sony, Toshiba, Asahi, Hitachi, Plasmon, Toray, TDK and Teijin. The license agreements provide for royalty payments to the Company based upon sales of phase-change rewritable optical memory disks.

      A "convergence" of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging "convergence" product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives (DVD-ROM) are commercially available now. The

Company's high-capacity phase-change optical memory technology is well established as the technology of choice for rewritable DVD media. Rewritable DVD-RAM media and drives for computer and information technology applications first became commercially available in the Summer of 1998. Products based on a second format, DVD+RW, are expected to enter the market in the last quarter of 1999.

      The Company's optical memory licensees now producing phase-change optical media, as well as other storage media manufacturers, are expected to become manufacturers of rewritable DVD products. Due to their high data storage capacity, the DVD Forum, comprised of leading manufacturers in the optical disk industry, is targeting a wide range of computer and information technology applications for DVD-RAM disks, including digital television recording.

      The Company is also involved in two development programs under cost-sharing contracts awarded by the U.S. Department of Commerce through its National Institute of Standards and Technology Advanced Technology Program ("ATP") relating to the Company's optical memory technologies. Under one program, the Company is developing a new manufacturing system for DVD media that is expected to increase manufacturing throughput and significantly reduce costs. The other program involves the goal of increasing the storage capacity of DVD-compatible optical storage technologies by a factor of 10 and significantly increasing the data transfer rate, making it possible to store two hours, maybe more, of high-definition television content, or thousands of professional-quality high-resolution still photos, on a single disk.

      Ovonic Unified Memory. The Company, on the basis of its pioneering technology, developed the first nonvolatile semiconductor memory, the Ovonic EEPROM, for computer data storage in the 1960s. The Company has advanced and extended that early work and has developed a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices, called Ovonic Unified Memory ("OUM") which the company expects to commercialize through a joint venture company, Ovonyx, Inc., formed in 1999 with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology.

      OUM is designed to provide nonvolatile computer data storage with the speed of current, volatile DRAM semiconductor system memory as well as to decrease the cost of production. OUM also offers an opportunity to develop new, fast computer architectures so as to eliminate the use of multiple tiers of memory as well as data transfer bottlenecks caused by the current computer memory hierarchy. By removing the distinction between archival storage and system memory, data can be stored in a nonvolatile fashion and "executed in place," resulting in improved computer performance and lower costs of data transfer than those associated with the currently used memory hierarchy. The Company believes that OUM can, in a single device, replace the multiple memory types of devices which are used in today's personal computers.

      Another application of OUM is intended for use in the rapidly growing Flash EEPROM market. Flash EEPROMs are used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Still another application of OUM can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition. Because OUM memory can provide the capability to store more than one bit of information per memory cell, it can allow the fabrication of semiconductor memory with high storage density. An application under development is the use of OUM in electronic cash and smart card systems that require information to be stored in an encrypted, secure and tamperproof manner.

Thin-Film Synthetic Materials.

      The Company has developed a range of vapor-deposited thin-film materials and cost-effective roll-to-roll production technologies, including a high-rate microwave plasma-enhanced chemical vapor deposition ("MPCVD") process. Two major commercial applications for this technology being pursued are high-performance optical coatings and transparent vapor barrier coatings.

      Optical Films. Another important application for transparent thin-film coatings which are deposited using the Company's cost-effective roll-to-roll production technologies is in thin-film optical coatings which selectively absorb, reflect or transmit certain types of electromagnetic radiation. These coatings have a wide range of commercial applications--from anti-glare screens for computer and television displays to solar-controlled windows for architectural and automotive applications. In February 1999, the Company's Production Technology and Machine Building Division received a contract to build large-area MPCVD equipment which is expected to provide a platform for commercialization of the Company's passive coatings technology and related equipment.

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

      The following is a summary of the Company's consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 1999. All of the Company's research and development costs are expensed as incurred.

                                    Direct Research and Development Expenditures

                                                  Year Ended June 30,
                        -----------------------------------------------------------------------
                            1999           1998           1997           1996           1995
                            ----           ----           ----           ----           ----

Sponsored               $14,403,073    $12,464,256    $ 4,996,632    $ 6,732,570    $ 9,154,263
by  Licensees,
Government
Agencies and
Industrial Partners

Sponsored by
the Company               8,381,514      8,782,943     11,735,861      6,214,848      2,808,219
                        -------------  -----------    -----------    -----------    -----------
                        $22,784,587    $21,247,199    $16,732,493    $12,947,418    $11,962,482
                        ===========    ===========    ===========    ===========    ===========



                   SOURCES AND AVAILABILITY OF RAW MATERIALS

      Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on the Company's manufacturing operations.

                        PATENTS AND PROPRIETARY RIGHTS

      Since its founding in 1960, the Company's research and development efforts have focused on amorphous, disordered and related materials, a previously unrecognized field of materials science that has since attracted widespread attention. The Company has established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery. The Company has recognized the need to protect carefully those activities. The Company's extensive patent portfolio consists of 367 United States patents and 884 foreign counterparts. The Company's patent portfolio includes numerous basic and fundamental patents applicable to each of the lines of business in which the Company is engaged. The Company invents not only materials, but also develops low-cost production technologies and high-performance products. The Company's patents, therefore, cover not only materials, but also the production technology and products developed by the Company.

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

                           CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 53 of this Report.

                                    BACKLOG

      The Company has a $2,871,000 backlog of orders as of August 31, 1999 for battery packs, electrodes and machine-building contracts. The backlog at August 31, 1998 was $1,584,000 for battery packs, electrodes and machine-building contracts. The Company expects to fill all of its current backlog within the current fiscal year.

                                  COMPETITION

      The principal competitive advantages of the Company are its ownership of fundamental patents and enabling technology which cover products and production technology in the important fields of energy and information as well as its research and development activities. The Company has entered into joint venture or licensing agreements with established industrial companies that the Company believes possess the financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies in the areas of consumer rechargeable batteries, EV and hybrid automotive batteries, scooter batteries, industrial storage batteries, photovoltaic and information technologies.

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

                                   EMPLOYEES

      As of September 24, 1999, the Company had a total of 325 employees, of which 163 are Ovonic Battery employees. The aforementioned numbers do not include employees of the Company's joint ventures or licensees. The Company considers its relations with its employees to be excellent.


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

      FCEV (Fuel Cell Electric Vehicle) - an electric vehicle that derives its electricity from a fuel cell.

      Fuel Cell - a device which produces electric power by oxidizing hydrogen and exhausting only water as a byproduct.

      HEV (Hybrid Electric Vehicle) - a vehicle that is propelled both by an electrochemical energy storage device coupled to an electric drive and an auxiliary power unit powered by a conventional fuel such as reformulated gasoline, direct injection diesel, compressed natural gas or hydrogen.

      Nonvolatile - a property of some types of computer memory which retain stored data even when power is removed.

      Optical Memory - a computer memory technology that uses lasers to record and play back data stored on a rotating disc.

      Ovonic - [after S.R. Ov(shinsky) + (electr)onic] - the term used to describe the Company's proprietary materials, products and technologies.

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

      Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

      Thin Film - a very thin layer of material formed on a substrate.

Item 2: Properties
------  ----------

      A summary of the principal facilities of the Company and Ovonic Battery follows:





                                                        Number of
            Location                                   Square Feet
            --------                                   -----------

The Company:

1675 West Maple Road, Troy,                              31,550
MI

1050 East Square Lake Road,
Bloomfield Township, MI                                  11,000

1621 Northwood, Troy, MI                                 27,480


Ovonic Battery:

1864 Northwood, Troy, MI                                 12,480

1826 Northwood, Troy, MI                                 12,480

1707 Northwood, Troy, MI                                 27,400

1334 Maplelawn, Troy, MI                                 28,100

1414 Combermere, Troy, MI                                 9,870
                                                        -------

            TOTAL                                       160,360
                                                        =======


    Except for the property located at 1050 East Square Lake Road, Bloomfield Township, MI, which is owned by the Company, the foregoing properties, which are generally of brick and block construction, are leased by the Company. Except for the property located at 1334 Maplelawn, Troy, MI, which is subleased to GM Ovonic, the foregoing properties are devoted primarily to the product development, pre-production and production activities and administrative and other operations of the Company and Ovonic Battery. Management believes that the above facilities are generally adequate for present operations.

Item 3: Legal Proceedings
------  -----------------

    There are no legal proceedings to which the Company is a party which management believes to be material.

Item 4: Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

    Not applicable.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

      Shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), trade on the NASDAQ National Market System under the symbol "ENER." Shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"), are not publicly traded.

      As of September 24, 1999, there were approximately 2,700 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

      The following table sets forth the reported high and low price on the NASDAQ National Market System for the Company's Common Stock for the following quarters:

                       For the Fiscal Year Ended June 30
                            (in Dollars Per Share)

                                   2000                1999                1998
                             -----------------   -----------------   ----------------
                             High      Low       High      Low       High      Low

First Quarter                $15.00    $9.188    $10.250   $ 5.188   $17.00    $10.50
(through Sept. 24,
1999)
Second Quarter                                   $ 8.125   $ 4.625   $16.875   $11.00

Third Quarter                                    $12.938   $  7.50   $15.375   $12.125

Fourth Quarter                                   $10.50    $ 7.625   $15.25    $ 9.125


      The Company has paid no cash dividends in the past and no cash dividends are expected to be paid in the foreseeable future.

      On April 26, 1999, the Company and EV Global Motors Company ("EV Global") entered into a Stock Exchange Agreement whereby the Company issued 34,723 shares of its Common Stock to EV Global and acquired from EV Global 79,092 shares of Unique Mobility, Inc. ("Unique Mobility") common stock, $.01 par value. These shares of Unique Mobility common stock, together with the 129,241 shares of Unique Mobility common stock acquired from EV Global in February 1998, were contributed by the Company for its interest in a joint venture, Unique Mobility Europa, GmbH, formed by the Company, Unique Mobility and EV Global in May 1999 to manufacture and sell battery electric, hybrid electric, and fuel cell electric vehicles for world markets.

      The Company's Common Stock was obtained by EV Global in a private transaction under Regulation D, Rule 505 of the Securities Act of 1933.

Item 6: Selected Financial Data
------- -----------------------

      Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                               June 30,
                                               ------------------------------------------------------------------------
Revenues:                                          1999           1998           1997           1996           1995
---------                                      ------------   ------------   ------------   ------------   ------------

Product sales                                  $  4,524,238   $  9,858,343   $ 14,897,144   $ 14,828,133   $ 10,298,019
Royalties                                         2,735,622      2,485,981      1,394,872      1,321,117      1,205,036
Revenues from product development agreements     17,240,615     15,311,416      5,738,877      7,349,195     11,365,708
Revenues from license and other agreements        4,753,995      1,701,134      5,828,648     12,524,262     17,931,852
Other                                             3,717,826      2,200,707      1,718,933      1,289,667        543,143
                                                -----------   ------------   ------------   ------------   ------------
       TOTAL REVENUES                            32,972,296     31,557,581     29,578,474     37,312,374     41,343,758
                                                -----------   ------------   ------------   ------------   ------------

Net Income (Loss)                              $(13,777,589)  $(16,664,999)  $(17,954,612)  $  1,054,269   $  5,605,664
                                               =============  =============  =============  ============   ============

Basic Net Income (Loss) per Common Share       $      (1.06)  $      (1.50)  $      (1.67)  $        .11   $        .70

Diluted Net Income (Loss) per Common Share     $      (1.06)  $      (1.50)  $      (1.67)  $        .10   $        .63

At year end:
 Total Assets                                  $ 39,807,998    $ 51,360,816  $ 37,729,097   $ 57,129,439   $ 23,331,019
 Long-Term Liabilities                         $  2,679,936    $  3,967,496  $    585,795   $  1,853,728   $  3,012,079
 Working Capital                               $ 18,438,953    $ 29,800,158  $ 23,161,108   $ 43,524,927   $  9,310,685
 Stockholders' Equity                          $ 23,188,627    $ 34,815,346  $ 26,418,659   $ 43,734,040   $  7,899,667


Item 7: Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

                             Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998
-------------------------------------------------------------
      The Company had a net loss in the year ended June 30, 1999 of $13,778,000 compared to a net loss of $16,665,000 for the year ended June 30, 1998. The loss is primarily due to: (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property and (iv) development costs of Ovonic Unified Memory ("OUM") microelectronic nonvolatile, thin-film semiconductor devices. The amount of the net loss for 1999 was partially offset by a $1,970,000 gain on the sale of Ovonic Battery Company, Inc. ("Ovonic Battery") stock and a $4,400,000 license fee from Sanyo Electric Co., Ltd. ("Sanyo"). Additionally, included in other income (expense) for 1999 was an expense of $3,660,000 representing ECD's equity in the net loss from its investment in United Solar Systems Corp. ("United Solar") joint venture, as required under Generally Accepted Accounting Principles ("GAAP"), related to ECD's cash investments in United Solar (see NOTE A of Notes to Consolidated Financial Statements and Liquidity and Capital Resources).

      Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 54% to $4,524,000 in the year ended June 30, 1999 from $9,858,000 in the year ended June 30, 1998. Sales of negative and positive electrodes decreased $6,179,000 primarily due to one of the Company's principal negative electrode customers currently manufacturing its own electrode products and the manufacturing of positive electrodes by GM Ovonic L.L.C. ("GM Ovonic"), the Company's manufacturing joint venture with General Motors Corporation ("General Motors"). The Company has continued its development of advanced electrode materials to be introduced to its customers and made a substantial investment in hydrogen storage materials. Battery pack sales increased 156% from $414,000 to $1,060,000 in 1999. Revenues from machine building were $348,000 in 1999, compared to $148,000 in 1998. The Company received a contract to build large-area microwave deposition equipment in February 1999 and recognized revenue of $330,000 in connection with this contract. The Company is in negotiations with a number of companies for additional machine-building contracts. (See NOTE B - Notes to Consolidated Financial Statements.)

      Royalties increased 10% to $2,736,000 in the year ended June 30, 1999 from $2,486,000 in the year ended June 30, 1998 primarily due to higher battery royalties. While the volume of nickel metal hydride ("NiMH") batteries currently being sold has increased substantially, the royalties the Company receives reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. The Company experienced low levels of royalties from ECD's phase-change rewritable optical memory technology in 1999 as the Company's licensees prepared to introduce new types of rewritable media products incorporating

ECD's phase-change technology. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 13% to $17,241,000 in the year ended June 30, 1999 from $15,311,000 in the year ended June 30, 1998 due to substantially increased revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($8,039,000 in 1999 compared to $6,995,000 in 1998) and from contracts with the National Institute of Standards and Technology ("NIST") in the Company's battery and optical memory technologies ($5,606,000 in 1999 compared to $1,797,000 in 1998). Revenues from product development agreements for ECD's photovoltaic technology increased 36% to $2,928,000 in the year ended June 30, 1999 from $2,156,000 in the year ended June 30, 1998. (See NOTE B - Notes to Consolidated Financial Statements.)

      The Company has $11,833,000 in unrecognized revenues outstanding under product development agreements with U.S. government or other agencies or companies. Without giving effect to any new product development agreements which may be entered into in the year ending June 30, 2000 and based upon scheduled funding and performance, $8,665,000 is expected to be recorded in revenues from product development agreements for the year ending June 30, 2000.

      Revenues from license and other agreements increased 179% to $4,754,000 in the year ended June 30, 1999 from $1,701,000 in the year ended June 30, 1998 due to a $4,400,000 battery license fee from Sanyo in 1999 and $190,000 in license fees in 1999 in connection with a new optical memory license agreement with Ricoh Company Limited of Tokyo, Japan, the world's largest manufacturer of rewritable compact disks; and a battery license agreement with Japan Storage Battery Co., Ltd., a Japanese battery manufacturing company. License fees in 1998 include $1,500,000 related to a technology transfer agreement with Sovlux Battery and the Chepetsky Mechanical Plant, an enterprise of the Russian Ministry of Atomic Energy. Revenues from license agreements are non-recurring and are based upon developing new business relationships. The Company is actively pursuing its strategy to form alliances to commercialize its products. It is in negotiations with a number of companies which could provide additional license fees to the Company in the coming year.


      Other revenues increased by $1,517,000 (or 69%) to $3,718,000 in the year ended June 30, 1999 from $2,201,000 in the year ended June 30, 1998 primarily due to increased billings in 1999 for work performed for Ovonic Battery licensees and for additional work performed by ECD's Production Technology and Machine Building Division. In 1998, there were certain adjustments which reduced revenues to reflect a change in estimate based on information received by the Company pertaining to certain customers and contracts.

      The Company incurred expenses of $29,243,000 ($17,361,000 funded and $11,882,000 unfunded) in the year ended June 30, 1999 for product development compared to expenses of $27,031,000 ($15,606,000 funded and $11,425,000 unfunded) in the year ended June 30, 1998. The expenditures were primarily for continued development of the Company's "family of batteries" products as well as work performed on the OUM program. The increased expenses of $2,212,000 for product development were offset by the $1,929,000 increase in revenues from product development agreements.

      The decrease in cost of product sales to $8,136,000 in the year ended June 30, 1999 from $12,673,000 in the year ended June 30, 1998 was due to the reduced level of battery electrode sales. While the Company has taken significant steps to reduce costs, the low sales volume combined with high fixed costs results in the loss on product sales.

      Expenses were incurred in 1999 and 1998 in connection with the protection of Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. These expenses were reduced to $302,000 in the year ended June 30, 1999 from $363,000 in the year ended June 30, 1998.

      Operating, general and administrative expenses increased 1% to $6,930,000 in the year ended June 30, 1999 from $6,828,000 in the year ended June 30, 1998 primarily due to reduced allocations in 1999 to cost of revenues from product development agreements, costs associated with a restricted stock grant to one of the Company's executives, increased costs associated with stockholder relations and other increased costs in 1999.

      Other income of $180,000 in the year ended June 30, 1998 compares to other expense of $784,000 in the year ended June 30, 1999. The $964,000 reduction was due to a $3,660,000 expense (versus $384,000 in 1998), representing the Company's equity in the net loss in its investment in United Solar (represented as a net loss on the Company's financial statements) and higher interest expense, partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock in 1999 and higher interest income. This $3,660,000 expense is related to ECD's cash investments in United Solar's future growth. Under GAAP, ECD must adjust its investment for its share of the net earnings or losses of United Solar for each reporting period until ECD's investment is reduced to zero or exceeds ECD's total cash investment of $5,000,000 at June 30, 1999, regardless of the true value of the investment.

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

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997
-------------------------------------------------------------

      The Company had a net loss in the year ended June 30, 1998 of $16,665,000 compared to a net loss of $17,955,000 for the year ended June 30, 1997. The loss is primarily due to (1) costs of ongoing battery product development and continued market development; (2) losses related to electrode production as the Company optimized its product performance; (3) ongoing protection of the Company's technologies and patents; (4) expenses of additional technical, manufacturing and engineering support for GM Ovonic in furtherance of NiMH battery production and ongoing technical assistance to other customers; and (5) development of OUM.

      Product sales consisting of positive and negative battery electrodes, battery packs and machine building, decreased 34% to $9,858,000 in the year ended June 30, 1998 from $14,897,000 in the year ended June 30, 1997. Sales of negative and positive electrodes decreased $1,537,000 primarily due to lower negative electrode prices and lower shipments to its primary customer. Battery pack sales decreased 82% to $414,000 from $2,333,000 as GM Ovonic, formerly the Company's principal battery pack customer, began its own production of battery packs. Revenues from machine building were $148,000 in the year ended June 30, 1998 down from $1,732,000 in the year ended June 30, 1997 principally due to completion of the machine building projects for GM Ovonic. (See NOTE B - Notes to Consolidated Financial Statements.)

      Royalties increased 78% from $1,395,000 in the year ended June 30, 1997 to $2,486,000 in the year ended June 30, 1998 due to the issuance in Japan of a basic NiMH battery patent in August, 1997 to Ovonic Battery, causing NiMH battery sales in Japan to be royalty bearing, and due to higher sales of NiMH batteries worldwide. Despite the higher volume of NiMH batteries being sold, the royalties the Company receives were adversely affected by lower sales prices and unfavorable exchange rates with the Japanese yen. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 167% from $5,739,000 in the year ended June 30, 1997 to $15,311,000 in the year ended June 30, 1998 due to substantially increased revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($6,995,000 in 1998 compared to $151,000 in 1997) and from contracts with NIST in the Company's battery and optical memory technologies ($1,797,000 in 1998 compared to $706,000 in 1997). Revenues from product development agreements for ECD's photovoltaic technology increased 84% from $1,169,000 in the year ended June 30, 1997 to $2,156,000 in the year ended June 30, 1998.

      Revenues from license and other agreements decreased to $1,701,000 in the year ended June 30, 1998 from $5,829,000 in the year ended June 30, 1997. 1997 revenues included license fees of $2,000,000 from Sanoh Industrial Co., Ltd., $1,000,000 from LG Chemical, Ltd. and $1,246,000 from Canon Inc. in connection with license agreements with these companies. 1998 revenues from license and other agreements include fees of $1,500,000 relating to a technology transfer agreement with Sovlux Battery and the Chepetsky Mechanical Plant.

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

      The Company incurred expenses of $27,031,000 ($15,606,000 funded and $11,425,000 unfunded) in the year ended June 30, 1998 for product development compared to expenses of $20,394,000 ($5,871,000 funded and $14,523,000 unfunded) in the year ended June 30, 1997. This planned increase in expenditures for product development was primarily for continued development of the Company's "family of batteries" products. The increased expenses of $6,637,000 for product development were offset by the $9,572,000 increase in revenues from product development agreements.

      The decrease in cost of product sales to $12,673,000 in the year ended June 30, 1998 from $16,964,000 in the year ended June 30, 1997 was principally due to the reduced level of machine building for GM Ovonic and reduced sales of battery packs as GM Ovonic ramped-up its production.

      Expenses were incurred in 1998 and 1997 in connection with the defense and prosecution of litigation with respect to Ovonic Battery's United States patents covering its proprietary technology for NiMH batteries. These expenses were reduced to $363,000 in the year ended June 30, 1998 from $3,011,000 in the year ended June 30, 1997 and relate primarily to the successful conclusion of litigation involving Matsushita Battery Industrial Co., Ltd. in December 1997.

      Operating, general and administrative expenses decreased to $6,828,000 in the year ended June 30, 1998 from $7,235,000 in the year ended June 30, 1997 due to increased allocations in 1998 to cost of revenues from product development agreements which offset higher spending.

      Other income of $1,073,000 in the year ended June 30, 1997 compares to other income of $180,000 in the year ended June 30, 1998. The reduction was due principally to decreased interest income in 1998 and the recording of the Company's share of losses of United Solar of $384,000 for 1998 related to the Company's $2,500,000 investment in United Solar in May 1998.

                        Liquidity and Capital Resources

      As of June 30, 1999, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $26,797,000, a decrease of $9,147,000 from June 30, 1998. As of June 30, 1999, the Company had consolidated working capital of $18,439,000 compared with a consolidated working capital of $29,800,000 as of June 30, 1998.

      ECD has formed a new joint venture, Ovonyx, Inc. ( "Ovonyx") with Tyler Lowrey, a recognized authority in semiconductor memory technology and former vice chairman and chief technology officer of Micron Technology, Inc. The joint venture, owned equally by ECD and Mr. Lowrey, expects to pursue device manufacturing as well as licensing of selected applications of ECD's OUM, a unique thin-film nonvolatile solid-state memory. Ovonyx and ECD are in negotiations with new strategic partners for financing to commercialize its OUM.

      The Company's strategy is to finance its growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. As a result of the issuance of the basic patents for NiMH batteries and phase-change optical memory in Japan, various new agreements are under discussion. Another important area of the

Company's development is the use of the Company's proprietary hydrogen storage technology for storing, transporting and using hydrogen for a wide range of portable and stationary applications, with vehicles being of prime importance. In July 1999, ECD and Shell Hydrogen, a unit of Royal Dutch shell Group, announced the signing of a memorandum of understanding to explore the establishment of a joint venture which would further develop and commercialize the Company's proprietary solid hydrogen storage technology. Shell Hydrogen will provide refueling and distribution expertise.

      During the year ended June 30, 1999, $5,777,000 of cash was used in operations. The difference between the net loss of $13,778,000 and the net cash used in operations was due to ECD's $3,660,000 share of the losses in United Solar relating to the Company's investment of cash in United Solar's future growth, the $1,970,000 gain on the sale of Ovonic Battery stock, depreciation expense and changes in working capital. In 1999, ECD invested $2,500,000 in United Solar (bringing its total investment to $5,000,000), providing funding for new opportunities in the worldwide photovoltaic market served by United Solar's unique products which offer particular advantages to the satellite and telecommunications industries. In addition, $1,322,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations during this period. The Company also received $2,970,000 related to the sale of Ovonic Battery Company stock.

      The Company has had two major electrode customers for its battery electrode products, GP Batteries International Limited ("GP Batteries") and GM Ovonic. GP Batteries, a licensee, pays royalties and is currently manufacturing its own electrode products. The Company is developing new electrode materials that are being offered to customers and is adjusting its manufacturing processes for electrodes to customer specifications.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. In October 1998, ECD was awarded two contracts by the Department of Energy: (1) a 50% cost-shared cooperative agreement to develop and demonstrate an integrated system for the production and storage of clean, renewable hydrogen fuel for transportation and other applications in the developing world, and (2) a 50% cost-shared contract to develop and demonstrate a high-rate thin-film deposition process to further reduce photovoltaic manufacturing costs. Revenues under these contracts are recognized as the work is performed. Contracts with industry partners include a program with General Motors to develop next generation batteries for electric and hybrid electric vehicle applications which is presently projected to conclude in the Fall of 1999.

      Three contracts awarded in the Fall of 1997 to the Company under NIST Advanced Technology Programs will also contribute to cash flows. One contract ($6,400,000) was awarded to Ovonic Battery to develop the next generation of high-energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other two NIST contracts for ($2,000,000 and $2,650,000) were awarded to ECD to support development of a new, low-cost manufacturing system for DVD (digital versatile disks) based on ECD's proprietary phase-change optical memory technology and for further development of the phase-change optical memory products. One of these contracts will conclude in the Fall of 1999 and the other will conclude in the Fall of 2000. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      During the next 12 months, the Company expects to purchase up to $500,000 of machinery and equipment. In addition to its $2,500,000 investment in May 1998, ECD invested $2,500,000 in United Solar during the year ended June 30, 1999 and has advanced an additional $300,000 during the period July 1, 1999 to September 28, 1999.

      The Company has a financing arrangement with Standard Federal Bank for a $3,000,000 line of credit bearing an interest rate at prime rate which expires on March 31, 2001. The Company does not expect to use any of this available financing during the next 12 months.

      The Company's strategy is to finance its growth through the formation of strategic alliances to further commercialize its products. While the Company is in negotiations concerning its NiMH battery, hydrogen storage, photovoltaic, OUM, optical memory and production systems technologies with a number of companies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.

      In February 1999, ECD received a contract (for approximately $2,060,000) to build large-area microwave deposition equipment. This new contract provides the platform for the commercialization of ECD's passive coatings technology and equipment to manufacture products incorporating such technology. The receipt of this order directly results from the research and development conducted by the Company, the costs of which were recorded as losses in prior years. The contract provides for progress payments over the next 16 months. Through June 30, 1999, ECD has recognized revenues of $330,000 in connection with this contract. Machine building is a cyclical but an important part of ECD's business. While there is no other backlog of machine-building contracts as of June 30, 1999, negotiations are in progress with a number of companies for additional machine-building contracts that could provide revenues in the coming year and beyond.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 2000 is anticipated to be approximately $12,049,000 compared to $19,164,000 received from product development agreements in the year ended June 30, 1999. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2000 is expected to be, approximately $3,022,000 compared to $2,367,000 received in the year ended June 30, 1999.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 2000.

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. Additional sources of cash are required to sustain the Company for the long-term and to build the business in the future. While it is the Company's intent to fund its near-term operations from cash and cash equivalent balances on hand and from activities such as product sales, licensing, royalties, product development agreements and strategic alliances, the amount and timing of revenues from such activities are uncertain. The Company is in discussions with third parties to form joint ventures, and to engage in machine building and licensing and may also consider equity or debt financing in order to fund its growth in certain strategic areas.


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

      The Company formulated a Year 2000 Plan to address the Company's Year 2000 Issues. The Company's own internal systems are a primary area of focus. In July 1997, the Company installed a new computer system to help manage its financial, business reporting and data processing software applications. The providers of the application software used in the new computer system have represented the software to be Year 2000 compliant. The Company has successfully completed its own evaluation of the software.

      The Company evaluated its other software applications, including, but not limited to, its computerized laboratory manufacturing equipment and embedded chips, to identify any Year 2000 Issues to ensure that there are no material disruptions in the Company's operations.

      The Company's Year 2000 Plan is to:

      o     Inventory hardware, software and equipment
      o Test and/or confirm hardware, software and equipment considered Year 2000 compliant
      o     Identify Year 2000 issues
      o     Determine necessary measures to address issues
      o     Implement remedies
      o     Test and confirm

      The Company has completed these steps to a significant degree.

      Most non-compliant software was upgraded from equipment manufacturers and software providers. The cost of Year 2000 compliance was less than $250,000 and was comprised of the purchase of upgraded software and new or upgraded computers.

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

      The Company is preparing a contingency plan that will address unavoided or unavoidable risks and expects to have the contingency plan in place by October 1999.


Item 7A: Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------
      Not applicable.

Item 8: Consolidated Financial Statements and Supplementary Data
------  --------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Detroit, Michigan
September 24, 1999

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                                           June 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
      $19,026,000 at June 30, 1999 and
      $25,780,000 at June 30, 1998                               $ 19,076,983    $ 25,786,112
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $303,000 at June 30, 1999 and $315,000
      at June 30, 1998)                                             6,296,097       8,666,952
   Amounts due from related parties                                 1,423,828       1,491,115
   Inventories                                                        589,245       1,074,097
   Prepaid expenses and other current assets                            --            374,590
                                                                 ------------    ------------

      TOTAL CURRENT ASSETS                                         27,386,153      37,392,866

PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
   Land and land improvements                                         312,588         312,588
   Buildings and improvements                                       3,733,816       3,666,411
   Machinery and other equipment (including construction in
   progress of approximately $844,000 and $785,000 at
      June 30, 1999 and 1998)                                      18,353,014      16,870,261
   Capitalized lease equipment                                      4,988,672       5,383,672
                                                                 ------------    ------------
                                                                   27,388,090      26,232,932
   Less accumulated depreciation
      and amortization                                            (19,449,827)    (17,641,505)
                                                                 -------------   -------------

      TOTAL PROPERTY, PLANT AND EQUIPMENT                           7,938,263       8,591,427

Investments in EV Global, Unique Mobility and Unique
      Europa (NOTE A)                                               2,239,716       1,953,000

JOINT VENTURES (NOTE D)
   United Solar                                                       956,411       2,115,914
   GM Ovonic                                                            --              --
   Sovlux                                                               --              --

OTHER ASSETS                                                        1,287,455       1,307,609
                                                                 -------------   -------------
             TOTAL ASSETS                                        $ 39,807,998    $ 51,360,816
                                                                 =============   =============



See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                       June 30,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $  4,707,158     $  4,443,189
   Salaries, wages and amounts withheld
      from employees                                           1,581,447        1,413,217
   Deferred revenues under business
      agreements (NOTE A)                                      1,349,087          417,082
   Current installments on long-term
      liabilities (NOTE E)                                     1,309,508        1,319,220
                                                            ------------     ------------

        TOTAL CURRENT LIABILITIES                              8,947,200        7,592,708

LONG-TERM LIABILITIES (NOTE E)                                 2,679,936        3,967,496

DEFERRED GAIN                                                  1,110,132        1,551,146

NON-REFUNDABLE ADVANCE ROYALTIES
   (NOTE C)                                                    3,882,103        3,434,120
                                                            ------------     ------------

        TOTAL LIABILITIES                                     16,619,371       16,545,470

STOCKHOLDERS' EQUITY
   Capital Stock (NOTES F and G)
      Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares                      2,199            2,199
      Class B Convertible Common Stock,
      par value $0.01 per share
        Authorized, Issued and Outstanding - 430,000 shares        4,300            --
      Common Stock, par value $0.01 per share:
        Authorized - 20,000,000 shares
        Issued & outstanding - 12,841,270
        shares at June 30, 1999 and
        12,639,817 shares at June 30, 1998                       128,413          126,398
 Additional paid-in capital                                  233,861,099      227,092,920
 Accumulated Other Comprehensive Loss (Note A)                    --              (47,000)
 Accumulated deficit                                        (205,527,952)    (191,750,363)
 Treasury stock at cost - 109,400 shares at June 30, 1999
        and 42,000 shares at June 30, 1998                    (1,028,092)        (608,808)
 Unearned Compensation on Class B Convertible
        Common Stock                                          (4,251,340)           --
                                                            -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                            23,188,627       34,815,346
                                                            -------------    -------------
        TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                             $ 39,807,998     $ 51,360,816
                                                            =============    =============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------


                                                                  Years ended June 30,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
REVENUES (NOTES A and B)

   Product sales                                       $  4,524,238   $  9,858,343   $ 14,897,144
   Royalties                                              2,735,622      2,485,981      1,394,872
   Revenues from product development
      agreements                                         17,240,615     15,311,416      5,738,877
   Revenues from license and other agreements             4,753,995      1,701,134      5,828,648
   Other                                                  3,717,826      2,200,707      1,718,933
                                                       ------------   ------------   ------------
          TOTAL REVENUES                                 32,972,296     31,557,581     29,578,474

EXPENSES

   Cost of product sales (NOTE A)                         8,136,000     12,673,323     16,964,429
   Cost of revenues from product
      development agreements (NOTE A)                    17,361,358     15,605,895      5,870,725
   Product development and research (NOTE A)             11,881,945     11,425,333     14,523,269
   Patent Defense (NOTE A)                                  301,670        363,164      3,011,133
   Patents (NOTE A)                                       1,354,826      1,506,860      1,001,486
   Operating, general and administrative                  6,930,251      6,827,579      7,235,003
                                                       ------------   ------------   ------------
          TOTAL EXPENSES                                 45,966,050     48,402,154     48,606,045
                                                       ------------   ------------   ------------

LOSS FROM OPERATIONS                                    (12,993,754)   (16,844,573)   (19,027,571)

OTHER INCOME (EXPENSE):

   Gain on sale of Ovonic Battery Company stock           1,970,000          --            --
   Equity in loss from investment in United Solar        (3,659,503)      (384,000)        --
   Loss on Unique Mobility Stock                           (212,541)         --            --
   Interest expense                                        (563,613)      (137,541)      (384,468)
   Interest income                                        1,186,528        598,940      1,308,344
   Other nonoperating income - (net)                        495,294        102,175        149,083
                                                       -------------  -------------  -------------
          TOTAL OTHER INCOME (EXPENSE)                     (783,835)       179,574      1,072,959
                                                       -------------  -------------  -------------

      NET LOSS                                         $(13,777,589)  $(16,664,999)  $(17,954,612)
                                                       =============  =============  =============
      BASIC NET LOSS PER
        SHARE (NOTE H)                                 $      (1.06)  $      (1.50)  $      (1.67)
                                                       =============  =============  =============

      DILUTED NET LOSS PER
        SHARE (NOTE H)                                 $      (1.06)  $      (1.50)  $      (1.67)
                                                       =============  =============  =============

 See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
              ---------------------------------------------------------------

                                   Three years ended June 30, 1999

               Class A
               Convertible
               Common Stock   Common Stock                                                Treasury Stock      Unearned
               -------------- -------------------                                         ------------------- Compensa-
                                                               Accumulated                                    tion on
               Number         Number              Additional   Other Com-                 Number              Class B  Total
               of             of                  Paid-In      prehensive  Accumulated    of                  Common   Stockholders'
               Shares  Amount Shares     Amount   Capital      Loss        Deficit        Shares   Amount     Stock    Equity
               ------- ------ ---------- -------- ------------ ----------- -------------- -------- ---------- -------- -------------
Balance at
 July 1,1996   219,913 $2,199 10,489,591 $104,896 $200,757,697 $   0       $(157,130,752)    0         0      $  0     $ 43,734,040
Net loss for
 year ended
 June 30,
 1997                                                                        (17,954,612)                               (17,954,612)
Issuance of
 stock to
 directors
 and consultants                   3,040       31      119,172                                                              119,203
Common stock
 issued in
 connection
 with exercise
 of stock options
 and warrants                    110,620    1,106    1,127,730                                                            1,128,836
Purchase of
 treasury stock                                                                           (42,000) $(608,808)              (608,808)
               ------- ------ ---------- -------- ------------             -------------- -------- ----------          -------------
Balance at
 June 30,1997  219,913  2,199 10,603,251  106,033  202,004,599              (175,085,364) (42,000)  (608,808)            26,418,659

Net loss for
 year ended
 June 30, 1998                                                               (16,664,999)                               (16,664,999)
Issuance of
 stock to
 directors and
 consultants                       3,564       36       84,960                                                               84,996
Public Offering
 of common stock
 and warrants                  1,750,000   17,500   21,704,450                                                           21,721,950
Common stock
 issued in con-
 nection with
 exercise of
 stock options
 and warrants
 and conversion
 of certain
 securities                      135,866    1,358    1,300,382                                                            1,301,740
Common stock
 issued in
 connection
 with con-
 version of CICs                     212        2           (2)
Common stock and
 warrants issued
 to EV Global                    146,924    1,469    1,998,531                                                            2,000,000
Unrealized loss
 on investment                                                  (47,000)                                                    (47,000)
               ------- ------ ---------- -------- ------------ ----------- -------------- -------- ---------- --------  ------------
Balance at
 June 30,1998  219,913 $2,199 12,639,817 $126,398 $227,092,920 $(47,000)   $(191,750,363) (42,000) $(608,808) $  0      $34,815,346
               ======= ====== ========== ======== ============ =========== ============== ======== ========== ========  ============


                                (Continued on next page.)



                       ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
               ---------------------------------------------------------------

                               Three years ended June 30, 1999

                                         (CONTINUED)


            Class A
            and Class B
            Convertible                                                                                  Unearned
            Common Stock   Common Stock                                               Treasury Stock     Compen-
            -------------- -------------------              Accumulated               ------------------ sation on
            Number         Number              Additional   Other Com-                Number             Class B        Total Stock-
            of             of                  Paid-In      prehensive Accumulated    of                 Common         holders'
            Shares  Amount Shares     Amount   Capital      Loss       Deficit        Shares   Amount    Stock          Equity
            ------- ------ ---------- -------- ------------ ---------- -------------- -------- --------- -------------  ------------
Balance at
 June 30,
 1998       219,913 $2,199 12,639,817 $126,398 $227,092,920 $(47,000)  $(191,750,363) (42,000) $(608,808)$     0        $34,815,346
Net loss
 for year
 ended June
 30,1999                                                                 (13,777,589)                                   (13,777,589)
Issuance
 of Class
 B Convert-
 ible Com-
 mon Stock  430,000  4,300                        4,591,540                                               (4,591,540)         4,300
Earned Com-
 pensation
 on Class
 B Convert-
 ible Common
 Stock                                                                                                       340,200        340,200
Issuance of
 stock to
 directors
 and con-
 sultants                       5,000       50       39,950                                                                  40,000
Common Stock
 issued in
 connection
 with exercise
 of stock
 options and
 warrants and
 conversion
 of CICs                      161,730    1,617    1,583,045                                                               1,584,662
Common stock
 issued in
 connection
 with Unique
 Europa                        34,723      348      439,602                                                                 439,950
Stock Options
 issued to
 non-employees                   --        --       114,042                                                                 114,042
Purchase of
 Treasury
 stock                                                                                (67,400)    (419,284)                (419,284)
Realized
 loss on
 investment                                                   47,000                                                         47,000
            ------- ------ ---------- -------- ------------ --------- -------------- --------- ------------- ----------- -----------
Balance at
 June 30,
 1999       649,913 $6,499 12,841,270 $128,413 $233,861,099     --    $(205,527,952) (109,400) $(1,028,092) $(4,251,340) $23,188,627
            ======= ====== ========== ======== ============ ========= ============== ========= ============ ============ ===========





See notes to consolidated financial statements.

                       ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                                       Years ended June 30,
                                                         -----------------------------------------------
                                                             1999             1998             1997
                                                         -------------    -------------    -------------

OPERATING ACTIVITIES:
  Net loss                                               $(13,777,589)    $(16,664,999)    $(17,954,612)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                        1,974,726        2,130,494        2,312,661
       Equity in loss from investment in United Solar       3,659,503          384,000
       Gain on sale of Ovonic Battery stock                (1,970,000)           --               --
       Creditable royalties                                   (52,017)        (257,366)         (62,743)
       Options issued to executive
          for services rendered                               453,000          453,000          453,000
       Stock issued for services rendered                     494,242           84,996          119,203
       Loss on Unique Mobility Stock                          212,541            --               --
       Gain on sale of equipment                                --               --             (13,544)
       Amortization of deferred gain                         (441,014)        (274,025)        (462,660)
  Changes in working capital:
       Accounts receivable and amounts due from
          related parties                                   2,438,142        2,452,160          277,004
       Inventories                                            484,852          551,968        1,649,070
       Prepaid expenses and other assets                      382,435         (487,905)         (27,729)
       Accounts payable and accrued expenses                  432,199        1,042,793         (272,611)
       Deferred revenues under business agreements            (67,995)        (254,449)         (40,363)
                                                         -------------    -------------    -------------

NET CASH USED IN OPERATIONS                                (5,776,975)     (10,839,333)     (14,023,324)
                                                         -------------    -------------    -------------

INVESTING ACTIVITIES:
  Investment in United Solar                               (2,500,000)      (2,499,914)           --
  Purchases of capital equipment (net)                     (1,321,562)      (1,701,536)      (3,577,478)
  Purchase of investments                                       --          (3,085,435)      (3,903,820)
  Sales of investments                                          --           4,145,368       13,171,239
  Proceeds from sale of capital equipment                       --               --               9,342
                                                         -------------    -------------    ------------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (3,821,562)      (3,141,517)       5,699,283
                                                         -------------    -------------    -------------

FINANCING ACTIVITIES:
  Purchase of treasury stock                                 (419,284)           --            (608,808)
  Principal payments under short-term and long-term debt
    obligations and capitalized lease obligations          (1,297,272)      (1,604,599)      (1,259,511)
  Proceeds from capital lease transactions                      --           4,530,725           12,927
  Proceeds from sale of stock of subsidiary                 2,970,000            --               --
  Net Proceeds from sale of stock and warrants                  4,300       21,721,950            --
  Proceeds from sale of stock upon exercise of stock
    options and warrants                                    1,131,664          848,741          675,836
  Proceeds from nonrefundable advance royalties               500,000            --               --
                                                         -------------    -------------    -------------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         2,889,408       25,496,817       (1,179,556)
                                                         -------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       (6,709,129)      11,515,967       (9,503,597)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           25,786,112       14,270,145       23,773,742
                                                         -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 19,076,983     $ 25,786,112     $ 14,270,145
                                                         =============    =============    =============

See notes to consolidated financial statements.


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------


                                                                    Years Ended June 30,
                                                        --------------------------------------------
                                                            1999            1998            1997
                                                        ------------    ------------    ------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

     Cash paid for interest                             $ 563,613      $   137,541      $ 384,468







     The Company's non-cash investing and financing activities were as follows:

         Investments in EV Global/Unique Mobility       $ 439,950      $ 2,000,000






See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies
---------------------------------------

Nature of Business
------------------

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

Financial Statement Presentation and Principles of Consolidation
----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD and its approximately 91% owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. ("Honda"), Sanoh Industrial Company, Ltd. ("Sanoh") and Sanyo Electric Company, Ltd. ("Sanyo"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements. See Note D for discussion of these ventures.

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

      Certain items for the years ended June 30, 1998 and 1997 have been reclassified to be consistent with the classification of items in the year ended June 30, 1999.

      In preparing financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has certain concentrations of revenues as described in Note B. The Company is impacted by other factors such as the continued receipt of contracts from the U.S.

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

      During the first quarter of the 1999 fiscal year, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings include unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income (loss) was as follows:

                                                       Year Ended
                                                         June 30
                                            ------------------------------------
                                                 1999                 1998
                                                 ----                 ----

Net Loss                                    $(13,777,589)         $(16,664,999)
OTHER COMPREHENSIVE LOSSES:
Realized (Unrealized) losses on securities        47,000               (47,000)
                                            ------------          -------------
COMPREHENSIVE LOSS                          $(13,730,589)         $(16,711,999)
                                            =============         =============
Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Investments in EV Global Motors Company ("EV Global"), Unique Mobility, Inc. ("Unique Mobility") and Unique Mobility Europa GmbH ("Unique Europa")
----------------------------------------------------------------------------

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Unique Europa on the equity basis of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company accounted for its investment in Unique Mobility in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments were marked-to-market, with the offset recorded to Stockholders' Equity.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Financial Instruments
---------------------

      The Company considers the carrying value of its financial instruments to be a reasonable estimate of fair value.

Translation Gains and Losses
----------------------------

      Since all of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no foreign currency gains or losses.

Accounts Receivable
-------------------

      The following tabulation shows the component elements of accounts receivable from long-term contracts, royalties and other programs:

                                                             June 30,
                                                  ------------------------------
                                                       1999             1998
                                                       ----             ----
      U.S. Government:
         Amounts billed                           $ 1,055,313     $    717,281
         Unbilled                                     876,649          812,439
                                                  -----------     ------------
               Total                                1,931,962        1,529,720
                                                  -----------     ------------

      Commercial Customers:
         Amounts billed                               910,848        5,480,895
         Related party billed
               - United Solar                         184,200          169,847
               - GM Ovonic                            830,875          729,561
         Royalties                                  1,430,731        1,157,619
         License fees                                   --             300,000
         Due per contracts                          2,101,833          353,954
         Related party unbilled
               - GM Ovonic                            408,753          591,707
         Other unbilled                               116,236            2,358
                                                  -----------     ------------
            Total                                   5,983,476        8,785,941
                                                  -----------     ------------

      Other                                           107,487          157,406
      Allowance for Uncollectible Accounts           (303,000)        (315,000)
                                                  ------------    -------------
                  TOTAL                           $ 7,719,925      $10,158,067
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 1999 and 1998. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

Inventories
-----------

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                                     Years Ended June 30,
                                                 ---------------------------
                                                    1999            1998
                                                    ----            ----
         Finished products                      $      1,000    $   119,649
         Work in process                             286,193        511,582
         Raw materials                               302,052        442,866
                                                ------------    -----------
                                                $    589,245    $ 1,074,097
                                                ============    ===========

Property, Plant and Equipment
-----------------------------

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

                                                    Years
                                                    -----

         Buildings and improvements                5 to 20
         Machinery and other equipment             3 to 10
         Capitalized lease equipment and
            leasehold improvements                 3 to 5

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

to five years. Accumulated amortization on capitalized lease equipment as of June 30, 1999 and June 30, 1998 was $1,287,000 and $258,800, respectively.

      Costs of machinery and other equipment acquired or constructed for a particular product development project, which have no alternative future use (in other product development projects or otherwise), are charged to product development and research costs as incurred.

      Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Product Development and Research
--------------------------------

      Product development and research costs are recognized as losses as they are incurred, and as such, the Company's investments in its technologies are recorded at zero. The technology investments are the basis by which the Company is able to enter into license and joint venture agreements.

      Total direct product development and research costs, a portion of which are included in cost of revenues from product development agreements, were $22,785,000, $21,247,000 and $16,732,000 for the three years ended June 30,
1999, 1998 and 1997, respectively.

Patents
-------

      Patent expenditures are charged directly to expense. Total patent expenditures were $1,355,000, $1,507,000 and $1,001,000 for the three years ended June 30, 1999, 1998 and 1997, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense.

Product Sales
-------------

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases,

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

costs of sales exceeds product sales due to significant changes in products, manufacturing methods and sales volume.

Royalties
---------

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

Business Agreements
-------------------

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

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion of the earnings process. Typically, such fees are nonrefundable, do not obligate the Company to incur any future costs or require future performance by the Company and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received, taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties. There are no current or future direct costs associated with license fees.

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

Overhead Allocations
--------------------

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

Other Operating Revenues
------------------------

      Other operating revenues consist principally of third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory, and changes in estimates of revenues recognized on certain customers and contracts.

Other Non-operating Income
--------------------------

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


NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
         Agreements and License and other Agreements
         -------------------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                              Years Ended June 30,
                                                 ------------------------------------------
                                                      1999          1998           1997
                                                 ------------   ------------   ------------
Product Sales:
   Negative and positive electrodes              $  3,116,106   $  9,295,574   $ 10,832,282
   Battery packs                                    1,059,769        414,469      2,333,276
   Machine building                                   348,363        148,300      1,731,586
                                                 ------------   ------------   -----------
                                                 $  4,524,238   $  9,858,343   $ 14,897,144
                                                 ============   ============   ============

Royalties:
   Battery technology                            $  2,681,778   $  2,479,319   $ 1,258,633
   Optical Memory                                      53,844          6,662       136,239
                                                 ------------   ------------   -----------
                                                 $  2,735,622   $  2,485,981   $ 1,394,872
                                                 ============   ============   ===========

 Revenues from product development agreements:
   Photovoltaics                                 $  2,927,982   $  2,156,080   $ 1,168,718
   Battery technology                              11,602,269     10,668,813     2,660,342
   Optical Memory                                   2,472,230      1,357,128       824,892
   Hydrogen                                           191,231        585,103       679,174
   Other                                               46,903        544,292       405,751
                                                 ------------   ------------   -----------
                                                 $ 17,240,615   $ 15,311,416   $ 5,738,877
                                                 ============   ============   ===========
License and other agreements:
   Battery                                       $  4,663,995   $  1,701,134   $ 4,448,004
   Optical Memory/Microelectronics                     90,000          --        1,380,644
                                                 ------------   ------------   -----------
                                                 $  4,753,995   $  1,701,134   $ 5,828,648
                                                 ============   ============   ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
         Agreements and License and other Agreements - (Continued)
         ---------------------------------------------------------

      In October 1998, the Company entered into a cooperative venture agreement and a patent license agreement with Sanyo. Sanyo has been granted a nonexclusive license under Ovonic Battery patents, which includes the right to sublicense Sanyo affiliates.

      The license agreement provided for an up-front payment of $4,400,000 and advance royalties of $500,000. Sanyo also purchased a minority common share position in Ovonic Battery for $2,970,000. A gain on the sale of Ovonic Battery stock in the amount of $1,970,000 was recorded for the year ended June 30, 1999 and the remaining gain of $1,000,000 has been deferred.

      During the year ended June 30, 1999, the Company signed two license agreements. Under one agreement, the Company granted a nonexclusive license to Ricoh Company Limited of Tokyo, Japan ("Ricoh"), the world's largest manufacturer of rewritable compact disks. In addition to the currently produced rewritable compact disk media, this royalty-bearing license covers all past and future phase-change optical memory products, including rewritable DVD Media, produced by Ricoh.

      In addition to the obligation of Ricoh to pay running royalties on future sales of phase-change optical memory products, ECD received a nonrefundable payment of $90,000 for the release of any past claims of ECD against Ricoh.

      The second agreement is a license agreement with Japan Storage Battery Co., Ltd. ("Japan Storage"), a Japanese battery manufacturing company. The Company granted a royalty-bearing, non-exclusive license to Japan Storage. In consideration for the granting of this license, the Company received a nonrefundable payment of $100,000 and running royalties. In addition, upon the attainment of a certain level of sales by Japan Storage, the Company will receive a further nonrefundable payment of $500,000 ($100,000 of which will be applied as an advance royalty payment).

      The Company historically has entered into agreements with a relatively small number of major customers throughout the world. There are two major customers which represent a total of 63% (18% for GM Ovonic and 45% for General Motors) of total revenue for the year ended June 30, 1999. There are three major customers which represent a total of 62% of total revenue for the year ended June 30, 1998 (24% for General Motors, 15% for GM Ovonic and 23% for GP Batteries International Limited ("GP Batteries"). There are two major customers which represent a total of 56% of total revenue for the year ended June 30, 1997 (26% for GM Ovonic and 30% for GP Batteries). All of the Company's major customers are Ovonic Battery customers.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
        Agreements and License and other Agreements - (Continued)
        ---------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                             Year Ended June 30,
                                   ----------------------------------------

                                       1999           1998          1997
                                      ------         ------        ------

United States                      $24,879,683    $21,506,018   $12,448,157
Japan                                6,701,664      2,204,355     7,612,310
Hong Kong                              783,822      7,465,908     8,788,324
Other countries                        607,127        381,300       729,683
                                   -----------    -----------   -----------
                                   $32,972,296    $31,557,581   $29,578,474
                                   ===========    ===========   ===========


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At June 30, 1999 and 1998 the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                  June 30,
                                         --------------------------
                                             1999           1998
                                         -----------    -----------
Battery                                  $ 1,792,068    $ 1,338,802
Optical Memory                             2,090,035      2,095,318
                                         -----------    -----------
                                         $ 3,882,103    $ 3,434,120
                                         ===========    ===========

      During the years ended June 30, 1999, 1998 and 1997, $52,017, $257,366 and $62,743, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 1999, a nonrefundable advance royalty of $500,000 was received from Sanyo. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      ECD has invested $5,000,000 in United Solar through June 30, 1999 and, therefore, its investment is recorded at the amount of cash directly invested adjusted for the net earnings or losses for each respective period. ECD will suspend recognition of net earnings or losses should the calculated investment go below zero or above $5,000,000. ECD will continue to carry its investment in United Solar at an amount no higher than its cash investment until it becomes profitable (based upon its history of sustainable profits), at which time ECD will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

United Solar

      GAAP requires ECD to carry its pre-May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaic and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55,000,000. In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the year ended June 30, 1999, the Company loaned United Solar $2,500,000. This loan is convertible, at ECD's option, into additional shares of United Solar stock.

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

      The investment in United Solar will continue to be carried at an amount no higher than ECD's total cash investments ($5,000,000 at June 30, 1999) until United Solar

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

becomes profitable (based upon its history of sustainable profits), at which time ECD will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its share of United Solar's profits or losses on the equity method of accounting.

      In 1997, Canon entered into an agreement with United Solar whereby, in consideration of an $11.5 million payment to United Solar, Canon, in addition to its exclusive rights to manufacture photovoltaic products in Japan, has been permitted to expand its rights to manufacture photovoltaic products on a nonexclusive basis in Australia and one country of Europe as determined by Canon. In addition, ECD received a $500,000 fee from Canon in connection with this agreement and recorded this fee as revenues from license and other agree-ments.

      ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD received approximately $79,000, $315,000 and $144,000 in the years ended 1999, 1998 and 1997, respectively. These amounts are included in other revenues. In addition, in the years ended June 30, 1999, 1998 and 1997, United Solar billed ECD for approximately $437,000, $180,000 and $296,000, respectively, for work performed in accordance with U.S. Government contracts.

      The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.

                     UNITED SOLAR STATEMENTS OF OPERATIONS

                                   Six Months
                                 Ended June 30,       Year Ended December 31,
                                 --------------    -----------------------------
                                     1999              1998           1997
                                 --------------    ------------   ------------
                                  (Unaudited)

Revenues                         $ 6,513,271       $10,540,830    $ 9,661,402

Operating Expenses
     Cost of sales                 6,479,200        12,366,009     14,158,315
     Product development           1,675,777         2,777,544      2,789,524
     General and administrative      521,168         1,663,578      1,533,295
     Sales and marketing             476,607         1,460,242      1,785,465
                                 ------------      ------------   ------------
          Total                    9,152,752        18,267,373     20,266,599
                                 ------------      ------------   ------------
Other Income (Expense)              (438,155)       (1,031,372)    10,785,471*
                                 ------------      ------------   ------------
Net Income (Loss)                $(3,077,636)      $(8,757,915)   $   180,274
                                 ============      ============   ============

*Includes royalty income of $11,500,000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

                          UNITED SOLAR BALANCE SHEETS
                          ---------------------------

                                                      June 30,      December 31,
                                                   ------------   --------------
                                                       1999            1998
                                                   ------------   --------------
                                                   (Unaudited)
Current Assets:
  Cash and Cash Equivalents                        $   210,314    $   335,224
  Accounts Receivable                                3,025,485      1,872,266
  Inventory                                          2,629,643      3,807,819
  Other Current Assets                                 358,350        392,674
                                                   ------------   ------------
     Total Current Assets                            6,223,792      6,407,983
Property, Plant and Equipment (Net)                  9,465,050     10,428,243
Other Assets                                           219,351        219,773
                                                   ------------   ------------
     Total Assets                                  $15,908,193    $17,055,999
                                                   ============   ============
Current Liabilities:
  Accounts Payable and Accrued Expenses            $ 4,197,061    $ 3,761,229
  Note Payable-ECD                                   2,500,000         --
                                                   ------------   ------------
     Total Current Liabilities                       6,697,061      3,761,229
Note Payable-Canon                                   2,500,000      2,500,000
Lease Payable                                        6,908,033      7,914,036
Total Stockholders' Equity                            (196,901)     2,880,734
                                                   ------------   ------------
      Total Liabilities and Stockholders' Equity   $15,908,193    $17,055,999
                                                   ============   ============

GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

      In October 1995, the Company received a $3,710,000 order, as amended, from GM Ovonic for battery manufacturing equipment. In the years ended June 30, 1998 and 1997, ECD recognized revenue of $133,000 and $1,448,000, respectively, under this order.

      During the years ended June 30, 1999, 1998 and 1997, the Company had revenues, including the aforementioned machine-building revenues, of $5,924,000, $4,871,000 and $7,776,000, respectively, related to sales of products to GM Ovonic and for reimbursement of services performed for GM Ovonic.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Investments in EV Global, Unique Mobility and Unique Europa


      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of ECD's Common Stock and warrants to purchase 133,658 shares of ECD's Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility common stock. The warrants are exercisable prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      On May 10, 1999, ECD, Unique Mobility and EV Global formed the German private company Unique Europa to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. Unique Europa is headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany.

      Unique Europa has been initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility common stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by each of ECD and Unique Mobility, 118,750 shares by EV Global and 89,584 shares by Haco Trading Ltd. ("HACO"), an investment fund. As a result of the initial capitalization, ownership of share interests in Unique Europa are presently as follows: 33.6 percent for Unique Mobility; 33.2 percent for ECD; 19.0 percent for EV Global; and 14.2 percent for HACO.

      There are no financial statements currently available for Unique Europa.

Sovlux

      In 1990, ECD formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy ("Minatom"). Sovlux has not been able to continue production of photovoltaic products due to current economic conditions in Russia.

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

50% by the Chepetsky Mechanical Plant ("Chepetsky"), an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology.

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

      In 1998, the Company recorded revenues of $1,500,000 for license fees relating to a technology transfer agreement with Sovlux Battery and Chepetsky.

NOTE E - Long-Term Liabilities and Line of Credit
-------------------------------------------------

   A summary of the Company's long-term liabilities is as follows:

                                                                June 30,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------
Financing Lease for headquarters building
  with interest at 8.2% and monthly
  payments of $19,250                                 $   132,172    $   344,419
Capitalized leases with Finova
  (with interest rates of approximately 12%
  at June 30, 1999 and 12% at June 30, 1998)            3,789,416      4,799,551
Other capitalized leases                                   52,856        142,746
Other                                                      15,000           --
                                                      -----------    -----------
      Total                                             3,989,444      5,286,716
  Less amounts included in current liabilities          1,309,508      1,319,220
                                                      -----------    -----------
      Total Long-Term Liabilities                     $ 2,679,936    $ 3,967,496
                                                      ===========    ===========
Financing Lease
---------------

      In 1990, ECD entered into a 10-year financing lease transaction relating to certain buildings and land. The terms of the transaction included an option for ECD to purchase the buildings and land in the sixth year of the lease for $2,150,000, increasing 5% each year thereafter. The Company has not exercised the option.

Capitalized Leases
------------------

      In April 1998, the Company entered into a $6,000,000 capital lease transaction with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment, (resulting in $1,200,000 net cash to the Company) and has a three-year term at the expiration of which the Company will be required to purchase the equipment for 10% of the original cost. The second component provides for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE E - Long-Term Liabilities and Line of Credit - (Continued)
---------------------------------------------------------------

cost. At June 30, 1998, the Company had entered into sale-and-leaseback arrangements of $3,137,000 in connection with the second component. The unused portion of the second component has expired.

      The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

Other
-----

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 1999, 1998 and 1997 was approximately $699,000, $1,361,000 and $1,685,000, respectively.

      Future minimum payments on obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 1999 are as follows:

                                                Capital Leases  Operating Leases
                                                --------------  ----------------
           2000                                  $ 1,566,698     $   654,717
           2001                                    1,557,761         190,515
           2002                                      777,478           --
           2003                                      709,762           --
           2004                                        --              --
                                                 -----------     -----------
             TOTAL                               $ 4,611,699     $   845,232
                                                                 ===========
           Less interest & taxes included above      769,427
                                                 -----------
           Present value of minimum payments     $ 3,842,272
                                                 ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE E - Long-Term Liabilities and Line of Credit - (Continued)
---------------------------------------------------------------

Line of Credit
--------------

       In April 1999, the Company entered into a two-year financing agreement with Standard Federal Bank for a line of credit of up to $3,000,000. This financing bears an interest rate of prime, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth. The Company has not borrowed under this financing agreement.


NOTE F - Capital Stock
----------------------

      The voting rights of ECD's three classes of stock are as follows:

             Class A Convertible Common Stock - 25 votes per share Class B Convertible Common Stock - one vote per share Common Stock - one vote per share

      The Class A Convertible Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005 and is convertible at the option of the holder any time prior to that date.

      As part of an employment agreement among ECD, Ovonic Battery and Mr. Ovshinsky, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD; (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation; (iv) the acquisition by any person of 30% or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a Vice President of ECD. The initial term of the employment agreement was six years. In February 1999, the Board of Directors of the Company renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005.

      As part of an Executive Employment Agreement between ECD and Mr. Stempel dated January 15, 1999 (the "Employment Agreement"), ECD issued to Mr. Stempel 430,000 shares of its Common Stock, $.01 par value, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. ECD recorded compensation

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE F - Capital Stock - (Continued)
------------------------------------

expense of $340,200 in the year ended June 30, 1999 in connection with this transaction. Also as part of the Employment Agreement, ECD submitted a proposal to its stockholders at its annual meeting of stockholders held on March 25, 1999 that ECD's Certificate of Incorporation be amended to increase ECD's authorized capital stock from 20,500,000 to 20,930,000 shares and to authorize 430,000 shares of a new Class B Common Stock, par value $.01. Upon approval of the proposal by the stockholders, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock ("Class B Common Stock"). After the conversion of the Class A Common Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

      The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

      During the years ended June 30, 1999, 1998 and 1997, ECD issued 5,000, 3,564 and 3,040 shares of restricted common stock, respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 1999, 1998 and 1997 of $40,000, $45,000, and
$119,000, respectively, relating to these restricted shares of Common Stock.

NOTE G - Options and Warrants to Purchase Stock
-----------------------------------------------

   The Company has Common Stock reserved for issuance as follows:

                                                                       Number of Shares
                                                                 ----------------------------
                                                                 June 30, 1999  June 30, 1998
                                                                 -------------  -------------

     Conversion of Class A Convertible Common Stock                 219,913        219,913
     Conversion of Class B Convertible Common Stock                 430,000          --
     Stock options                                                3,327,590      3,207,177
     1999 Private Placement Warrants                                165,307        174,966
     Warrants issued in connection with services rendered           285,000        285,000
     Warrants issued to EV Global                                   133,658        133,658
     Warrants issued in connection with public offering of units  1,750,000      1,750,000
     Convertible Investment Certificates                              5,773          6,021
                                                                  ---------      ---------
       TOTAL RESERVED SHARES                                      6,317,241      5,776,735
                                                                  =========      =========

Stock Option Plans
------------------

      The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan") which expired in November 1996, the 1987 Stock Option and Incentive Plan ("1987 Stock Option Plan"), which expired in December 1997, and the 1995 Non-Qualified Stock Option Plan ("1995 Stock Option Plan") authorize the granting of stock options at such
                                     -62-

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

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

      A summary of the transactions during the years ended June 30, 1999, 1998 and 1997 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:

                                         1999                    1998                    1997
                                 --------------------    --------------------    --------------------
                                             Weighted                Weighted                Weighted
                                             Average                 Average                 Average
                                             Exercise                Exercise                Exercise
                                 Shares      Price       Shares      Price       Shares      Price
                                 ----------  --------    ---------   --------    ----------  --------

Outstanding July 1               2,269,413   $12.97      2,327,606   $12.82      2,129,856   $12.24
Granted                            185,000   $10.19         19,453    15.71        291,030    14.93
Exercised                          161,482   $ 7.01         61,866     7.73         90,420     5.99
Canceled                            38,238   $12.93         15,780    15.10          2,860    15.74
                                 ---------   ------      ---------   ------      ---------   ------
Outstanding June 30              2,254,693   $13.17      2,269,413    12.97      2,327,606   $12.82
                                 =========   ======      =========   ======      =========   ======
Exercisable June 30              2,060,993   $13.44      2,135,933   $12.76      1,705,546   $12.19
                                 =========   ======      =========   ======      =========   ======

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

      The following table summarizes information about stock options outstanding at June 30, 1999:


                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       ---------------------------------------------      ---------------------------
                                        Weighted           Weighted                         Weighted
                          Number         Average           Average           Number         Average
Range of                Outstanding     Remaining          Exercise         Exercisable     Exercise
Exercise Prices        As of 6/30/99   Contractual Life    Price           As of 6/30/99    Price
--------------------   -------------   ----------------    --------        -------------    --------

$ 7.75 - $10.19         219,700            8.30            $ 9.81             34,700        $ 7.77
$10.50 - $11.75         498,745            1.41            $11.70            493,345        $11.72
$11.88 - $11.88         793,973            5.65            $11.88            793,973        $11.88
$15.13 - $15.88         505,405            6.72            $15.48            502,105        $15.48
$16.75 - $23.50         236,870            6.20            $18.74            236,870        $18.74
                       ---------           ----            ------          ---------        ------
$ 7.75 - $23.50        2,254,693           5.27            $13.17          2,060,993        $13.44



       In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were canceled and new stock options, covering 150,000 (adjusted to 259,619 as of June 30, 1999) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 172,828 as of June 30, 1999) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options canceled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $10.17 per share.
The number of stock options are adjusted pursuant tothe antidilution provisions of the stock option grants. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

       On January 15, 1999, ECD entered into a Stock Option Agreement with Robert C. Stempel that granted Mr. Stempel an option to purchase up to 300,000 shares of Common Stock at an exercise price of $10.688 per share, the fair market value of the Common Stock as of the date of the Stock Option Agreement. The option, which is not subject to vesting requirements, may be exercised from time to time, in whole or in part, commencing as of the date of the Stock Option Agreement and ending on the tenth anniversary of such date.

      The Company continues to apply APB 25 to its stock-based compensation awards to employees instead of adopting SFAS 123. Had compensation cost for the Company's
                                     -64-

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE G - Options and Warrants to Purchase Stock - (Continued)
-------------------------------------------------------------

stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the year ended June 30, 1999 would have been increased by approximately $1,972,000 and $.15 per share. The Company's net loss and loss per share for the years ended June 30, 1998 and 1997 would have been increased by approximately $1,268,000 and $.11 per share and $1,840,000 and $.17 per share, respectively. The fair value of the options granted during 1999, 1998 and 1997 is estimated as $2,139,000, $349,000, and $1,710,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       1999          1998          1997
                                      ------        ------        ------
      Dividend Yield                     0%            0%            0%
      Volatility %                    70.27%        59.77%        57.96%
      Risk Free Interest Rate          4.87%         5.74%         6.26%
      Expected Life                    4.08 years    3.91 years    3.54 years

Warrants
--------

      ECD has outstanding warrants for the purchase of 165,307 shares of Common Stock in connection with private placements of Common Stock as well as warrants to purchase 215,000 shares of Common Stock in connection with services rendered. The warrants are currently exercisable at a weighted average price of $12.65 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

      ECD also had outstanding warrants for the purchase of 133,658 shares of Common Stock issued to EV Global pursuant to a Stock Purchase Agreement between EV Global and ECD entered into in February 1998. These warrants are exercisable on or prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 per share and 60,196 shares exercisable at $16.6125 per share.

      In connection with the 1998 limited public offering of units, ECD has outstanding warrants for the purchase of 1,750,000 shares of Common Stock. These warrants, trading on the NASDAQ National Market under the symbol ENER, are exercisable at $17.89 on or prior to January 31, 2000, and for $20.54 at any time thereafter on or prior to July 31, 2001.

NOTE H - Net Income Loss Per Share
----------------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company used the

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE H - Net Income Loss Per Share - (Continued)
------------------------------------------------

treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three years ended June 30 are computed as follows:

                                         1999         1998           1997
                                      ----------   ----------     ----------

Weighted average number of
  shares outstanding                 13,019,657     11,116,619     10,729,802

Net loss                           $(13,777,589)  $(16,664,999)   $(17,954,612)

BASIC NET LOSS PER SHARE            $   (1.06)     $   (1.50)      $  (1.67)
                                   =============  =============   =============

Weighted average number of
  shares outstanding                 13,019,657     11,116,619     10,729,802
Weighted average shares for
  dilutive securities                   -0-            -0-            -0-
                                   -------------  -------------   ------------

Average number of shares
  outstanding and potential
  dilutive shares                    13,019,657     11,116,619     10,729,802

Net loss                           $(13,777,589)  $(16,664,999)  $(17,954,612)

DILUTED NET LOSS PER SHARE         $    (1.06)    $    (1.50)     $   (1.67)
                                   =============  =============  =============

      Due to the Company's net losses, 1999, 1998 and 1997 weighted average shares of potential dilutive securities of 101,898, 450,639 and 705,056, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 3,840,852, 2,014,649 and 335,430, respectively, were excluded from the 1999, 1998 and 1997 calculation of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE I - Federal Taxes on Income
--------------------------------

      At June 30, 1999 and 1998, the Company has approximately $43,316,000 and $42,935,000, respectively, of net deferred tax assets, consisting primarily of $42,304,000 and $41,681,000, respectively, due to net operating loss carryforwards, and $1,012,000 and $1,254,000, respectively, due to tax credit carryforwards. However, a valuation reserve of the same amount is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE I - Federal Taxes on Income - (Continued)
----------------------------------------------

      The Company's valuation reserve was increased by $381,000 in 1999, $2,712,000 in 1998 and by $4,584,000 in 1997 for the impact of the 1999, 1998 and 1997 net operating losses, temporary differences and the expiration of tax carryforwards.

      At June 30, 1999, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                   Net Tax Operating        Investment Tax        R & D Credit
                   Loss Carryforward        Credit Total          Carryforward
                   -----------------        --------------        ------------
       2000        $ 8,767,000                $172,000             $813,000
       2001         23,828,000                  27,000
       2002         15,900,000
       2003         17,460,000
       2004          1,378,000
       2005            --
       2006          7,075,000
       2007          2,854,000
       2008          1,802,000
       2009          4,304,000
       2010            --
       2011          5,430,000
       2012         15,749,000
       2013         12,649,000
       2014          7,229,000
                   -----------                --------             --------
                  $124,425,000                $199,000             $813,000
                  ============                ========             ========

NOTE J - Related Party Transactions
-----------------------------------

       For the three years ended June 30, 1999, 1998 and 1997, ECD incurred expenses of $63,331, $107,881 and $146,000, respectively, for services rendered by its directors.

       For related party transactions involving United Solar, GM Ovonic and Sovlux see Note D.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE K - Business Segments
--------------------------

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has completed its analysis of this Statement and its impact on disclosures and has prepared the information in the table below in accordance with SFAS 131. The Company adopted the provisions of this statement in fiscal 1999. Adoption of this Statement did not have a material impact on the Company's financial statements.

      The Company has two business segments; its subsidiary, Ovonic Battery, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. ECD is primarily involved in photovoltaics, microelectronics and machine building. General corporate expenses (except for those expenses allocated to Ovonic Battery), interest expense and interest income are classified in the ECD business segment.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  Notes to Consolidated Financial Statements


NOTE K - Business Segments - (Continued)
----------------------------------------

      The Company's operations by business segment were as follows:

                      Financial Data by Business Segment
                                (in thousands)

                                       Ovonic Battery      ECD      Consolidated
                                       --------------   ----------  ------------
Revenues*
   Year ended June 30, 1999               $25,687         $7,285       $32,972
   Year ended June 30, 1998                27,161          4,397        31,558
   Year ended June 30, 1997                24,183          5,395        29,578

Interest Income
   Year ended June 30, 1999               $  --           $1,187        $1,187
   Year ended June 30, 1998                    11            588           599
   Year ended June 30, 1997                  --            1,308         1,308

Interest Expense**
   Year ended June 30, 1999                  $525            $39          $564
   Year ended June 30, 1998                    62             76           138
   Year ended June 30, 1997                   219            165           384

Operating Loss***
   Year ended June 30, 1999               $(9,785)       $(3,209)     $(12,994)
   Year ended June 30, 1998               (14,462)        (2,383)      (16,845)
   Year ended June 30, 1997               (12,610)        (6,418)      (19,028)

Equity in Net Loss of Investee
 under Equity Method
   Year ended June 30, 1999               $  --          $(3,660)     $(3,660)
   Year ended June 30, 1998                  --             (384)        (384)
   Year ended June 30, 1997                  --              --           --

Depreciation and Amortization Expense
   Year ended June 30, 1999                $1,247           $728        $1,975
   Year ended June 30, 1998                 1,307            823         2,130
   Year ended June 30, 1997                 1,065          1,248         2,313

Capital Expenditures
   Year ended June 30, 1999                  $800           $522        $1,322
   Year ended June 30, 1998                 1,357            345         1,702
   Year ended June 30, 1997                 2,807            770         3,577

Identifiable Assets
   Year ended June 30, 1999**             $13,012        $26,796       $39,808
   Year ended June 30, 1998**              16,340         35,021        51,361
   Year ended June 30, 1997                18,643         19,086        37,729


 * All revenues are derived from external customers.
** Excluding intercompany interest.
***Includes intercompany interest of $3,565 for the year ended June 30, 1999, $3,444 for the year ended June 30, 1998 and $2,124 for the year ended June 30, 1997 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure
------   -------------------------------------------------------------------

   Not applicable.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

      The composition of the Board of Directors of the Company is as follows:




                                    Director of
                                    the Company                                        Principal Occupation and
             Name                      Since             Office                           Business Experience
--------------------------------    -----------    -------------------   ------------------------------------------------------

Stanford R. Ovshinsky                  1960        President, Chief      Mr. Ovshinsky, 76, the founder and Chief
                                                   Executive Officer     Executive Officer of the Company, has been an
                                                   and Director          executive officer and director of the Company
                                                                         since its inception in 1960.  Mr. Ovshinsky is the
                                                                         primary inventor of the Company's technology. Mr.
                                                                         Ovshinsky also serves as the Chief Executive
                                                                         Officer and director of Ovonic Battery; President,
                                                                         Chief Executive Officer and director of United
                                                                         Solar; a member of the Board of Managers of GM
                                                                         Ovonic; Chairman of Ovonyx, and Co-Chairman of
                                                                         the Board of Directors of Sovlux.  Mr. Ovshinsky is
                                                                         the husband of Dr. Iris M. Ovshinsky.

Iris M. Ovshinsky                      1960        Vice President        Dr. Ovshinsky, 72, co-founder and Vice President
                                                   and Director          of the Company, has been an executive officer
                                                                         and director of the Company since its inception in
                                                                         1960.  Dr. Ovshinsky also serves as a director of
                                                                         Ovonic Battery.  Dr. Ovshinsky is the wife of
                                                                         Stanford R. Ovshinsky.

Robert C. Stempel                      1995        Chairman of the       Mr. Stempel, 66, is Chairman of the Board and
                                                   Board, Executive      Executive Director of the Company.  Prior to his
                                                   Director and          election as a director in December 1995, Mr.
                                                   Director              Stempel served as senior business and technical
                                                                         advisor to Mr. Ovshinsky.  He is also the Chairman
                                                                         of Ovonic Battery and serves on the Board of
                                                                         Managers of GM Ovonic.  From 1990 until his
                                                                         retirement in 1992, he was the Chairman and
                                                                         Chief Executive Officer of General Motors
                                                                         Corporation.  Prior to serving as Chairman, he had
                                                                         been President since 1987.  Mr. Stempel serves
                                                                         on the Audit Committee of the Board.

Kenneth R. Baker                       1999        Vice Chairman         Mr. Baker, 52, prior to joining the Company in
                                                   and Director          February 1999 as its Vice Chairman, held a variety
                                                                         of positions with General Motors Corporation from
                                                                         1985-1999, including  Vice President and General
                                                                         Manager of GM's Distributed Energy Business
                                                                         Unit (1998-1999); Vice President, GM R&D (1993-
                                                                         1998); Program Manager, GM Electric Vehicles
                                                                         (1990-1993).  Mr. Baker is a director of
                                                                         AeroVironment, Inc.



Nancy M. Bacon                         1977        Senior Vice           Mrs. Bacon, 53, joined the Company in 1976 as its
                                                   President             Vice President of Finance and Treasurer.  She
                                                   and Director          became the Senior Vice President of the Company
                                                                         in 1993.  Mrs. Bacon also serves as a director
                                                                         of Sovlux and United Solar.

Umberto Colombo                        1995        Director              Prof. Colombo, 71, is Chairman of the Scientific
                                                                         Councils of the ENI Enrico Mattei Foundation and
                                                                         of the Instituto Per l'Ambiente in Italy.  He was
                                                                         Chairman of the Italian National Agency for New
                                                                         Technology, Energy and the Environment until
                                                                         1993 and then served as Minister of Universities
                                                                         and Scientific and Technological Research in the
                                                                         Italian Government until 1994.  Prof. Colombo is a
                                                                         member of the Board of Directors of several
                                                                         Italian-based public companies.  He is also active
                                                                         as a consultant in international science and
                                                                         technology policy institutions related to economic
                                                                         growth.

Hellmut Fritzsche                      1969        Vice President        Dr. Fritzsche, 72, was a professor of Physics at
                                                   and Director          the University of Chicago from 1957 until his
                                                                         retirement in 1996.  He was also Chairman of the
                                                                         Department of Physics, the University of Chicago,
                                                                         until 1986.  Dr. Fritzsche has been a Vice
                                                                         President of the Company since 1965, acting on a
                                                                         part-time basis, chiefly in the Company's research
                                                                         and product development activities.

Joichi Ito                             1995        Director              Mr. Ito, 33, is the Chairman and a Director of
                                                                         Digital Garage, K.K. and Infoseek Japan K.K.  He
                                                                         is also the President of Neoteny and Transoceanic
                                                                         Ventures, Inc., as well as a board member of
                                                                         PSINet Japan, K.K.  He is an expert on new
                                                                         computer technology and networked information
                                                                         systems and writes and lectures extensively in the
                                                                         United States, Japan and Europe.  Mr. Ito serves
                                                                         as a director and consultant to many companies in
                                                                         the field of information technology.

Seymour Liebman                        1997        Director              Mr. Liebman, 50, currently Executive Vice
                                                                         President and General Counsel at Canon U.S.A.,
                                                                         Inc., has held a variety of positions with Canon
                                                                         since 1974, including Senior Vice President and
                                                                         General Counsel from 1992-1996.  Mr. Liebman
                                                                         also serves on the Board of Directors of United
                                                                         Solar.  He is a director of Zygo Corporation.


                                      -72-


Tyler Lowrey                           1999        Vice President        Mr. Lowrey, 46, prior to joining the Company in
                                                   and Director          January 1999 as a Vice President, held a variety
                                                                         of positions with Micron Technology Inc. ("Micron")
                                                                         from 1984-1997,  including Vice Chairman, Chief
                                                                         Technology Officer,  Chief Operating Officer and
                                                                         Vice President, R&D. While at Micron, Mr. Lowrey
                                                                         was responsible for DRAM, SRAM, Flash and RFID
                                                                         product  development  as well as heading up all
                                                                         manufacturing  operations,  DRAM  design, QA and
                                                                         R&D Process Fab.  Mr. Lowrey is also a director of
                                                                         Ovonyx as well as its President and Chief Executive
                                                                         Officer.

Walter J. McCarthy, Jr.                1995        Director              Mr. McCarthy, 74, until his retirement in 1990, was
                                                                         the Chairman and Chief Executive Officer of
                                                                         Detroit Edison Company.  He has served as a
                                                                         consultant to the Company since  1990.  Until
                                                                         1995, Mr. McCarthy also served on the Boards of
                                                                         Comerica Bank, Detroit Edison Company and
                                                                         Federal-Mogul Corporation. He is a member of the
                                                                         National Academy of Engineering.  Mr. McCarthy
                                                                         serves as Chairman of the Compensation
                                                                         Committee and on the Audit Committee of the
                                                                         Board.

Florence I. Metz                       1995        Director              Dr. Metz, 70, until her  retirement in 1996,  held
                                                                         various  executive  positions with Inland Steel
                                                                         Company:  General Manager, New Ventures,
                                                                         Inland Steel Company (1989-1991); General
                                                                         Manager, New Ventures, Inland Steel Industries
                                                                         (1991-1992) and Advanced Graphite Technologies
                                                                         (1992-1993); Program Manager for Business and
                                                                         Strategic  Planning  at Inland  Steel  (1993-1996).
                                                                         Dr. Metz also serves on the Board of Directors of
                                                                         Ovonic Battery.  She serves on the Compensation
                                                                         Committee of the Board.

Nathan J. Robfogel                     1990        Director              Mr. Robfogel, 64, was, until his retirement in 1996,
                                                                         a partner with the law firm of Harter,  Secrest &
                                                                         Emery,  which he joined in 1959. Mr. Robfogel is
                                                                         currently Vice President for University Relations of
                                                                         the Rochester Institute of Technology where he
                                                                         was a trustee from 1985-1996.  He is a member of
                                                                         the Board of Directors of Genesee Valley Trust
                                                                         Company and Rochester Community Baseball,
                                                                         Inc. From 1989 to 1995,  Mr. Robfogel served as
                                                                         Chairman  of the  Board and Chief  Executive Officer
                                                                         of the New York  State  Facilities  Development
                                                                         Corporation,  a public benefit corporation.

Stanley K. Stynes                      1977        Director              Dr. Stynes, 67, was Dean of the College of
                                                                         Engineering at Wayne State University from 1970
                                                                         to August 1985, and a Professor of Engineering at
                                                                         Wayne State University from 1985 until his
                                                                         retirement in 1992.  He has been involved in
                                                                         various administrative, teaching, research and
                                                                         related activities. Dr. Stynes serves as Chairman
                                                                         of the Audit Committee of the Board.


      The executive officers of the Company are as follows:


         Name            Age             Office                       Served As An Executive
                                                                      Officer or Director Since
---------------------    ---  ----------------------------------      -------------------------

Stanford R. Ovshinsky    76   President, Chief Executive Officer            1960(1)
                              and Director

Iris M. Ovshinsky        72   Vice President and Director                   1960(1)

Robert C. Stempel        66   Executive Director and Chairman of            1995
                              the Board

Kenneth R. Baker         52   Chief Operating Officer and Vice              1999
                              Chairman of the Board

Nancy M. Bacon           53   Senior Vice President and Director            1976

Hellmut Fritzsche        72   Vice President and Director                   1969

Tyler Lowrey             46   Vice President and Director                   1999

Subhash K. Dhar          48   President and Chief Operating                 1986
                              Officer of Ovonic Battery

Stephan W. Zumsteg       53   Treasurer                                     1997

------------------
(1) The predecessor of the Company was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


      See above for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, Kenneth R. Baker, Nancy M. Bacon, Hellmut Fritzsche and Tyler Lowrey.

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

                     COMPLIANCE WITH SECTION 16(A) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership with respect to the securities of the Company and its affiliates with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based on a review of these reports and written representations from the Company's directors and officers regarding the necessity of filing a report, the Company believes that during fiscal year ended June 30, 1999, all filing requirements were met on a timely basis.

Item 11: Executive Compensation
-------  ----------------------

      The following tables set forth the compensation paid by the Company during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 1999.

                            SUMMARY COMPENSATION TABLE


                                     Annual                 Long Term
                                  Compensation             Compensation
                                  ------------             ------------

                                                                                  All
                                                       Restricted    Options      Other
Name and Principal      Fiscal                           Stock       (Number of   Compen-
     Position           Year(1)  Salary(2)  Bonus        Award       Shares)      sation(3)
------------------      -------  ---------  -----        -----       ----------   ---------

Stanford R. Ovshinsky,   1999     $294,929    --                                   $14,952
President and Chief      1998     $284,967    --                                   $14,652
Executive Officer        1997     $276,016  $37,981(4)                             $10,017

Robert C. Stempel,       1999     $270,004             $4,591,540(5)  300,000      $ 6,111
Executive Director       1998     $270,005                  --           --        $ 3,159
                         1997     $270,005                  --         25,000      $ 3,159

Iris M. Ovshinsky,       1999     $257,941                                         $14,952
Vice President           1998     $250,016                                         $13,569
                         1997     $250,016                                         $ 8,939

Nancy M. Bacon,          1999     $254,854                                         $ 7,104
Senior Vice President    1998     $235,019                                         $ 5,796
                         1997     $235,019                                         $ 5,796

Kenneth R. Baker,        1999     $100,968                           100,000
Chief Operating Officer(6)

---------------
(1) The Company's fiscal year is July 1 to June 30. The Company's 1999 fiscal year ended June 30, 1999.

(2) Amounts shown include compensation deferred under the Company's 401 (k) Plan. Does not include taxable income resulting from exercise of stock options.

(3) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the calendar years ended December 31, 1998, 1997 and 1996, respectively, as follows: Mr. Ovshinsky $4,800 (1998) and $4,500 (1997); Dr. Ovshinsky $4,800, $4,500 and $3,269;
      Mrs. Bacon $4,800 (1998) and $4,500 (for each of 1997 and 1996); (ii) the dollar value of any life insurance premiums paid by the Company in the calendar years ended December 31, 1998, 1997 and 1996, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $10,152 (for each of 1998 and 1997) and $10,017 (1996); Mr. Stempel $6,111 (1998) and $3,159 (for each of 1997 and 1996); Dr. Ovshinsky $10,152, $9,069 and $5,670; Mrs. Bacon $2,304
      (1998) and $1,296 (for each of 1997 and  1996). Under the 401 (k) Plan, which is a qualified defined-contribution plan, the Company makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions were limited to 3% of a participant's salary, up to $150,000 for 1996 and up to $160,000 for 1997 and 1998.

(4) Computed based on net income from operations for preceding years as provided in Mr. Ovshinsky's September 1993 Employment Agreement. See "Employment Agreements."

(5) Represents the market value, less consideration paid consisting of the par value $.01, of 430,000 shares of Common Stock awarded to Mr. Stempel under a Restricted Stock Agreement dated January 15, 1999. Such shares of Common Stock were exchanged for an equal number of shares of Class B Common Stock upon the approval by the Company's stockholders, at the Annual Meeting held on March 25, 1999, of a proposal to amend the Company's Certificate of Incorporation to authorize 430,000 shares of a new Class B Common Stock. See "Class B Common Stock." All shares of Restricted Stock will be deemed to vest if Mr. Stempel is serving as a director and officer of the Company on September 30, 2005 or upon the occurrence of a change in control of the Company. Dividends will be paid on the Restricted Stock if and to the extent paid on the Company's Common Stock generally. So long as Mr. Stempel continues to serve as a director of the Company and irrespective of whether the shares are deemed vested, he will be entitled to exercise all voting rights with respect to the Restricted Stock, including all preferential voting rights to which the Class B Common Stock may become entitled after the conversion of the Class A Common Stock. The value of Mr. Stempel's Restricted Stock at the close of the Company's fiscal year was $4,273,340.

(6) Mr. Baker joined the Company in February 1999. The salary reported for 1999 is for the five-month period February 1999 - June 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 1999.

                                                                             Potential Realizable Value at
                                                                                Assumed Annual Rates of
                                                                             Stock Price Appreciation for
                                     Individual Grants                              Option Term(1)
                     --------------------------------------------------      -----------------------------
                                 % of Total
                                 Options
                      Options    Granted         Exercise
                      Granted    to Employees    Price        Expiration
       Name             (#)      in Fiscal Year  ($/Sh)       Date           0%        5%         10%
------------------   ----------  --------------  -----------  ------------   -----------------------------

Robert C. Stempel    300,000(2)     61.86%         $10.688     1/15/2009      _    $2,016,487   $5,110,175

Kenneth R. Baker     100,000        20.62%         $10.188     3/24/2009      _      $640,717   $1,623,704

------------
(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of the Company's stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment.

(2) On January 15, 1999, the Company entered into a Stock Option Agreement (the "Stock Option Agreement") with Mr. Stempel, pursuant to which the Company granted Mr. Stempel an option to purchase up to 300,000 shares of Common Stock at an exercise price of $10.688 per share, the fair market value of the Common Stock as of the date of the Stock Option Agreement. The option granted to Mr. Stempel may be exercised from time to time in whole or in part commencing as of the date of the Stock Option Agreement and ending on the tenth anniversary of such date. The option is not subject to vesting requirements and may be exercised by Mr. Stempel prior to or after the termination of his service as an executive officer and director of the Company.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

      The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 1999 and the number and value of unexercised options held by the named executive officers at fiscal year end.


                             Shares                    Number of Securities         Value of Unexercised
                           Acquired on    Value       Underlying Unexercised        in-the-Money Options
                            Exercise     Realized   Options at Fiscal Year End       at Fiscal Year End
         Name                  (#)         ($)      Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------   -----------   ---------  ---------------------------   -------------------------

Stanford R. Ovshinsky(1)       _            _               554,576/0                    $491,027/$0

Iris M. Ovshinsky (2)          _            _               354,716/0                    $326,618/$0

Robert C. Stempel (3)          _            _               638,000/0                     $19,692/$0

Kenneth R. Baker(4)            _            _               0/100,000                       $0/$0

Nancy M. Bacon(5)(6)         40,000      $94,965            185,200/0                       $0/$0


--------------
(1) Mr. Ovshinsky's exercisable options are exercisable at a weighted average price of $11.057 per share.

(2) Dr. Ovshinsky's exercisable options are exercisable at a weighted average price of $11.03 per share.

(3) Mr. Stempel's exercisable options are exercisable at a weighted average price of $12.76 per share.

(4) Mr. Baker's unexercisable options are exercisable at a weighted average price of $10.188 per share.

(5) Mrs. Bacon's exercisable options are exercisable at a weighted average price of $12.97 per share.

(6) Of the $94,965 value realized, approximately $34,383 was used to cover withholding taxes and other expenses associated with the exercise, and $33,750 was used to purchase 5,000 shares of the Company Common Stock.


                             EMPLOYMENT AGREEMENTS

      On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Board of Directors of the Company and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with the Company provides for an annual salary of not less than $100,000, while his agreement with Ovonic
Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases as determined by the Board of Directors of the Company and an annual bonus equal to 1% of the net income from operations of the Company (excluding Ovonic Battery) or Ovonic Battery. Mr. Ovshinsky's annual salary increases over the last three fiscal years have been determined based upon increases in the cost of living as determined by the Compensation Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit-metropolitan area published by the Bureau of Labor Statistics.

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

      Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,129 per share to purchase 186 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6 percent of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options vest on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, subject to Mr. Ovshinsky's continued performance of his obligations to Ovonic Battery under his employment agreement.

      In February 1998, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an Employment Agreement between the Company and Dr. Iris M. Ovshinsky. The purpose of the Employment Agreement is to clearly define Dr. Ovshinsky's duties and compensation arrangements. The Employment Agreement also provides for the Company to have the benefits of Dr. Ovshinsky's services as a consultant to the Company following the termination of her active employment for consulting fees equal to 50 percent of the salary payable to Dr. Ovshinsky at the date of the termination of her active employment. Dr. Ovshinsky shall have the right to retire at any time during her services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of Dr. Ovshinsky's life.

      The initial term of Dr. Ovshinsky's employment period was until September 2, 1999 and is automatically renewed for successive one-year periods unless terminated by Dr.
                                     -80-

Ovshinsky or the Company upon 120 days notice in advance of the renewal date. Dr. Ovshinsky's employment agreement provides for an annual salary of not less than $250,000, annual increases to reflect increases in the cost of living and discretionary annual increases, as determined by the Board of Directors of the Company.

      On January 15, 1999, the Company entered into an Executive Employment Agreement (the "Executive Employment Agreement") with Mr. Stempel. The Executive Employment Agreement provides that Mr. Stempel will serve as the Executive Director of the Company for a term ending September 30, 2005. During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined by the Board of Directors from time to time. The Executive Employment Agreement also provides for discretionary bonuses to be determined by the Board of Directors based on Mr. Stempel's individual performance and the financial performance of the Company. The Executive Employment Agreement also requires the Company to provide Mr. Stempel with non-wage benefits, including insurance, pension and profit sharing, stock options, automobile use or allowance and organizational membership fees, of the types provided generally by the Company to its senior executive officers.

      The Executive Employment Agreement permits Mr. Stempel to retire as an officer and employee of the Company and will permit him to resign his employment at any time in the event he becomes subject to any mental or physical disability which, in the good faith determination of Mr. Stempel, materially impairs his ability to perform his regular duties as an officer of the Company. The Executive Employment Agreement permits the Company to terminate Mr. Stempel's employment upon the occurrence of certain defined events, including the material breach by Mr. Stempel of certain non-competition and confidentiality covenants contained in the Executive Employment Agreement, his conviction of certain criminal acts or his gross dereliction or malfeasance of his duties as an officer and employee of the Company (other than as a result of his death or mental or physical disability).

      Mr. Stempel's entitlement to compensation and benefits under the Executive Employment Agreement will generally cease effective upon the date of the termination of his employment, except that the Company will be required to continue to provide Mr. Stempel and his spouse with medical, disability and life insurance coverage for the remainder of their lives or until the date they secure comparable coverage provided by another employer.


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

Compensation of Executive Officers.

      The Compensation Committee considers the Company's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market--whether scientific, managerial or otherwise--so as to enable the Company to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of the Company's Common Stock--such as by a granting of stock option or similar equity-based compensation--to instill ownership thinking and align the employees' and stockholders' objectives. The Company has been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

      During the Company's last fiscal year, the Compensation Committee determined that the Company had achieved several important scientific and
business  milestones.   The Compensation Committee  also concluded  that the
achievement of these milestones had not yet been fully reflected in the Company's financial results. In light of the Company's general policy of conserving available cash flow where possible to advance its business objectives, the Compensation Committee determined that it was not advisable to materially raise executive base salaries or grant material bonuses, stock options or other compensation to the Company's executive officers.

Chief Executive Officer Compensation.

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of the Company and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by the Company and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 1999 was determined in accordance with his Employment Agreements with the Company and Ovonic Battery. Based on the factors described above with respect to the compensation of the Company's executive officers, the Compensation Committee determined that it was not advisable to pay a discretionary bonus to the Company's Chief Executive Officer during 1999.

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

                                                Cumulative Total Return
                                        ----------------------------------------
                                        6/94   6/95   6/96   6/97   6/98   6/99
                                        ----   ----   ----   ----   ----   ----

ENERGY CONVERSION DEVICES, INC.         100    133     186    104    79     81
NASDAQ STOCK MARKET (U.S.)              100    133     171    208    274    393
HAMBRECHT & QUIST TECHNOLOGY            100    177     207    270    342    554


      The total return with respect to NASDAQ Stock Market - US Index and the Hambrecht & Quist Technology Index assumes that $100 was invested on June 30, 1994, including reinvestment of dividends.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

                             CLASS A COMMON STOCK

      Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M. Ovshinsky (executive officers, Directors and founders of the Company), own of record 153,420 shares
and  65,601  shares,   respectively  (or  approximately  69.8%  and  29.8%,
respectively), of the outstanding shares of Class A Common Stock. Such shares are owned directly or indirectly through certain trusts of which Mr. and Dr. Ovshinsky are co-trustees. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 30, 2005. At the Company's Annual Meeting held on March 25, 1999, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation changing the date on which shares of Class A Common Stock are deemed to be converted into shares of Common Stock from September 14, 1999 to September 30, 2005. Under applicable Delaware law, the September 30, 2005 mandatory conversion date may be extended in the future from time to time with approval of the Company's stockholders voting together as a single class.

   As of September 24, 1999, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (the "Sanoh Shares") owned by Sanoh Industrial Co., Ltd. ("Sanoh") under the terms of an agreement dated as of November 3, 1992 between the Company and Sanoh which, together with the Class A Common Stock and 11,489 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 30.08% of the combined voting power of the Company's outstanding stock.

      The following table sets forth, as of September 24, 1999, information concerning the beneficial ownership of Class A Common Stock by each Director and all executive officers and Directors of the Company as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.


                              Class A
    Name of                  Common Stock          Total Number of Shares
Beneficial Owner        Beneficially Owned(1)(2)     Beneficially Owned      Percentage of Class
----------------------  ------------------------   ----------------------    -------------------

Stanford R. Ovshinsky          153,420                    153,420                   69.8%

Iris M. Ovshinsky               65,601                     65,601                   29.8%

All other executive
officers and directors as
a group (14 persons)             __                          __                      __

Total                          219,021                    219,021                   99.6%

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


                             CLASS B COMMON STOCK

      At the Company's Annual Meeting held on March 25, 1999, the Company's stockholders approved a proposal to increase the Company's authorized capital stock and to authorize 430,000 shares of a new Class B Common Stock. All of the authorized shares of Class B Common Stock were awarded to Mr. Robert C. Stempel pursuant to the terms of a Restricted Stock Agreement dated as of January 15, 1999 between the Company and Mr. Stempel.

      The terms of the Class B Common Stock are substantially similar to those of the Company's Class A Common Stock. The principal difference between the Class A Common Stock and the Class B Common Stock is with respect to voting rights. Each share of Class B Common Stock will initially entitle the holder to one vote on all matters to be voted upon by the Company's stockholders. However, each share of Class B Common Stock will become entitled to 25 votes as of the first date upon which all of the outstanding shares of Class A Common Stock have been converted into Common Stock and no shares of Class A Common Stock are outstanding. The preferential voting rights of the Class B Common Stock, if triggered, will expire on September 30, 2005.

      The Class B Common Stock will be convertible into Common Stock on a share-for-share basis at any time at the option of the holder. In addition, the Class B Common Stock will be deemed to be converted into Common Stock on September 30, 2005. The Company's amended Certificate of Incorporation provides that the foregoing September 30, 2005 mandatory conversion date may be extended in the future with the approval of the Company's stockholders voting together as a single class.


                                 COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 24, 1999, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of the Company as a group. All shares are owned directly except as otherwise indicated.


                                       Amount and Nature of
Name of Beneficial Owner               Beneficial Ownership(1)    % of Class(2)
------------------------               -----------------------    -------------
 Robert C. Stempel                           1,128,404(3)             8.10%

 Stanford R. Ovshinsky                         844,986(4)             6.23%

 Iris M. Ovshinsky                             422,816(5)             3.19%

 Nancy M. Bacon                                213,715(6)             1.64%

 Subhash K. Dhar                                68,928(7)              *

 Kenneth R. Baker                               41,000(8)              *

 Hellmut Fritzsche                              31,490(9)              *

 Walter J. McCarthy, Jr.                        22,681(10)             *

 Stanley K. Stynes                              21,378(11)             *

 Umberto Colombo                                12,645(12)             *

 Nathan J. Robfogel                             12,611(13)             *

 Florence I. Metz                               11,378(14)             *

 Seymour Liebman                                11,021(15)             *

 Stephan W. Zumsteg                             10,000(16)             *

 Joichi Ito                                      8,554(17)             *

 Tyler Lowrey                                    5,000(18)             *

 All executive officers and directors
 as a group (16 persons)                     2,866,607               18.56%

------------------
 *      Less than 1%.

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

 (3) Includes 430,000 shares of Class B Common Stock, 638,000 shares represented by options exercisable within 60 days and 14,000 shares represented by warrants exercisable within 60 days.

 (4) Includes 554,576 shares (adjusted as of June 30, 1999) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power, 153,420 shares of Class A Common Stock which are convertible into Common Stock, and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

 (5) Includes 354,716 shares (adjusted as of June 30, 1999) represented by options exercisable within 60 days, 65,601 shares of Class A Common Stock which are convertible into Common Stock and 750 shares represented by warrants exercisable within 60 days. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

 (6) Includes 185,200 shares represented by options exercisable within 60 days and 6,000 shares represented by warrants exercisable within 60 days.

 (7) Includes 68,928 shares represented by options exercisable within 60 days.

 (8) Includes 40,000 shares represented by options exercisable within 60 days.

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

 (15) Includes 10,000 shares represented by options exercisable within 60 days.

 (16)   Includes 8,000 shares represented by options exercisable within 60 days.

 (17)   Includes 6,743 shares represented by options exercisable within 60 days.

 (18)   Includes 4,000 shares represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of September 24, 1999, to the knowledge of the Company, the beneficial holders of more than 5% of the Company's Common Stock (see footnotes for calculation used to determine "percentage of class" category):


 Name and Address of                Amount and Nature of
 Beneficial Holder                  Beneficial Ownership     Percentage of Class
 ----------------------             --------------------     -------------------
 Stanford R. and Iris M. Ovshinsky      1,267,802(1)             9.42%(2)(3)
 1675 West Maple Road
 Troy, Michigan 48084

 Robert C. Stempel                      1,128,404(4)             8.10%(2)
 1675 West Maple Road
 Troy, Michigan 48084

 FMR Corp.                              1,020,000(5)             7.9%
 82 Devonshire St.
 Boston, MA 02109

 T. Rowe Price Associates, Inc.           801,700(6)             6.1%
 100 E. Pratt Street
 Baltimore, MD 21202

-----------------------

 (1) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30, 2005), 11,489 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights, 909,292 (adjusted as of June 30, 1999) shares represented by options exercisable within 60 days and 1,500 shares represented by warrants exercisable within 60 days held by Mr. and Dr. Ovshinsky.

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

 (3) Represents the sum of Mr. and Dr. Ovshinsky's respective ownership interests calculated separately.

 (4) Includes 430,000 shares of Class B Common Stock owned by Mr. Stempel (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September, 30, 2005) 46,404 shares of Common Stock, 638,000 shares represented by options exercisable within 60 days and 14,000 shares represented by warrants exercisable within 60 days.

 (5) Based upon information contained in Schedule 13G dated February 1, 1999, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser, is the beneficial owner of 1,020,000 shares or 7.9% of the Common Stock outstanding of the Company as a result of acting as investment adviser to various investment companies. The number of shares of Common Stock of the Company owned by the investment companies on December 31, 1998 included 400,000 shares of Common Stock resulting from the assumed conversion of 400,000 of the Company's Warrants. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 1,020,000 shares owned by the Funds. Neither FMR

      Corp. nor Edward C. Johnson 3d, chairman of FMR Corp, has sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Directors.

 (6)  Based upon information contained in Schedule 13G dated February 12, 1999,
      T. Rowe Price Associates, Inc. ("Price Associates") has indicated that these securities are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc., which owns 800,000 shares representing 6.1% of the shares outstanding which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.


 Item 13: Certain Relationships and Related Transactions
 -------  ----------------------------------------------

      Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by the Company as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $122,398 in salary during the year ended June 30, 1999.

      HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of the Company. HKO Media, Inc. was paid $69,947 by the Company for its services during the fiscal year ended June 30, 1999.

                                PART IV


Item 14: Exhibits, Financial Statement Schedules and Report on Form 8-K
-------  --------------------------------------------------------------

(a)   1.    Financial statements

            See Part II.
                                                                               Page
                                                                               ----
      2.    Financial Statement Schedules

            The following is included in Part II, Item 8:

               Independent Auditors' Report.................................   37

      Other financial statements and financial statement schedules are omitted
      (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.




      3.    Exhibits (including those incorporated by reference)

                                                                            Page or
                                                                           Reference
                                                                           ---------
3.1       Restated Certificate of Incorporation filed September 29, 1967      (a)

3.2       Certificate of Amendment to Certificate of Incorporation filed      (b)
          February 24, 1998, increasing authorized shares of the Company's
          Common Stock from 15,000,000 shares to 20,000,000 shares

3.3       Certificate of Amendment to Certificate of Incorporation filed      102
          March 25, 1999 extending voting rights of the Company's Class A
          Common Stock, increasing the authorized capital stock of the
          Company's Common Stock to 20,930,000 shares, and authorizing
          430,000 shares of Class B Common Stock

3.4       Bylaws in effect as of July 17, 1997                                (c)

3.5       Amendment to Article VIII of the Bylaws effective as of January 7,  106
          1999

4.1       Agreement among the Company, Stanford R. Ovshinsky and Iris M.      (d)
          Ovshinsky relating to the automatic conversion of Class A
          Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

10.1      Patent License Agreement between the Company and Hitachi, Ltd.      (e)
          dated October 29, 1984




10.2      Patent License Agreement dated September 10, 1985 between the       (f)
          Company and Sony Corporation relating to optical memory
          technology

10.3      License Agreement effective as of June 18, 1985 between the         (g)
          Company and Canon Inc., as restated on September 20, 1985

10.4      Non-Assertion Agreement dated June 16, 1986 between the             (h)
          Company and Canon Inc.

10.5      Amendment to the Patent License Agreement dated December 5, 1986    (i)
          between the Company and Matsushita Electric Industrial Co., Ltd.

10.6      License Agreement and Supplemental Understanding dated              (j)
          February 10, 1989 between Varta Batterie AG and the Company and Ovonic Battery Company

10.7      Charter of the Soviet-American Joint Venture, Sovlux, dated         (k)
          January 11, 1990

10.8      Agreement on the Establishment and Activity of the Soviet-          (l)
          American Joint Venture, Sovlux, dated January 11, 1990

10.9      License and Joint R&D Agreement entered into as of February 20,     (m)
          1990 by and between Hitachi Maxell, Ltd., the Company and Ovonic
          Battery Company, Inc.

10.10     Joint Venture Agreement dated as of June 27, 1990 by and between    (n)
          Canon Inc. and the Company filed confidentially pursuant to
          Rule 24b-2

10.11     Exclusive License Agreement dated July 6, 1990 made by and          (o)
          between the Company and United Solar Systems Corp. filed
          confidentially pursuant to Rule 24b-2

10.12     Know-How Cross-License Agreement dated July 6, 1990 made by         (p)
          and between Canon Inc., the Company and United Solar Systems
          Corp. filed confidentially pursuant to Rule 24b-2

10.13     Option License Agreement dated July 6, 1990 made by and             (q)
          between the Company and Canon Inc. filed confidentially pursuant to Rule 24b-2

10.14     Option License Agreement dated July 6, 1990 made by and             (r)
          between the Company and United Solar Systems Corp. filed
          confidentially pursuant to Rule 24b-2

10.15     Amended Master Agreement made and entered into by and               (s)
          between the Company and Matsushita Electric Industrial Co., Ltd.
          dated January 24, 1991

10.16     Memory Patent License Agreement made and entered into by and        (t)
          between the Company and Matsushita Electric Industrial Co., Ltd.
          dated January 24, 1991

10.17     Memory Patent License Agreement by and between the Company          (u)
          and Asahi Chemical Industry Co., Ltd. dated April 26, 1991

10.18     License Agreement by and between the Company, Ovonic Battery        (v)
          and Samsung Electronics Co., Ltd. dated June 10, 1991

10.19     License Agreement between the Company, Ovonic Battery and           (w)
          Sylva Industries Limited dated June 14, 1991

10.20     License Agreement by and between the Company and Ovonic             (x)
          Battery and Harding Energy Systems, Inc. dated August 28, 1991

10.21     License Agreement made as of November 20, 1991 by and between       (y)
          the Company, Ovonic Battery and Hyundai Motor Company

10.22     Memory Patent License Agreement effective as of April 1, 1992       (z)
          by and between the Company and Plasmon Limited

10.23     Option License Agreement effective as of September 8, 1992 by       (aa)
          and between the Company, Ovonic Battery and Sylva Industries
          Limited

10.24     Memory Patent License Agreement dated as of February 3, 1993        (bb)
          between the Company and Toshiba Corporation

10.25     Amendment to Exclusive License Agreement dated as of July 22,       (cc)
          1993 between the Company and United Solar Systems Corp. filed confidentially pursuant to Rule 24b-2

10.26     License Agreement dated as of July 22, 1993 between the             (dd)
          Company and United Solar System Corp. filed confidentially pursuant to Rule 24b-2

10.27     Amendment to Option License Agreement dated as of July 22, 1993     (ee)
          between the Company and United Solar Systems Corp.

10.28     License Agreement between the Company and a Japanese Battery        (ff)
          Manufacturer filed confidentially pursuant to Rule 24b-2

10.29     Intercompany Services Agreement dated as of September 2, 1993       (gg)
          between the Company and Ovonic Battery Company, Inc.

10.30     Executive Employment Agreement dated as of September 2, 1993        (hh)
          between the Company, Ovonic Battery Company, Inc. and Stanford
          R. Ovshinsky

10.31     Executive Employment Agreement dated as of September 2, 1993        (ii)
          between the Company and Stanford R. Ovshinsky



10.32     Stock Option Agreement by and between Ovonic Battery Company,       (jj)
          Inc. and Stanford R. Ovshinsky dated as of November 18, 1993

10.33     Stock Option Agreement by and between the Company and               (kk)
          Stanford R. Ovshinsky dated as of November 18, 1993

10.34     Stock Option Agreement by and between the Company and Iris M.       (ll)
          Ovshinsky dated as of November 18, 1993

10.35     Stock Purchase Agreement by and between Sanoh Industrial Co.,       (mm)
          Ltd., the Company and Ovonic Battery dated December 31, 1993

10.36     Stakeholder Agreement between Ovonic Battery Company, Inc. and      (nn)
          General Motors Corporation for the organization of GM Ovonic
          L.L.C.  dated  June 14, 1994  filed  confidentially  pursuant to  Rule 24b-2

10.37     Consumer Battery License Agreement effective as of December 15,     (oo)
          1994 by and between the Company, Ovonic Battery Company, Inc.
          and Sanyo Electric Co., Ltd., filed confidentially pursuant to
          Rule 24b-2

10.38     Consumer Battery License Agreement effective as of December 20,     (pp)
          1994 by and between the Company, Ovonic Battery Company, Inc.
          and Toshiba Battery Co., Ltd., filed confidentially pursuant to
          Rule 24b-2

10.39     Second  Amendment  to  Sylva/ECD/OBC  License  Agreement            (qq)
          effective as of January 1, 1995 by and between the Company,
          Ovonic Battery Company, Inc. and Sylva Industries, Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.40     Consumer battery agreement effective as of January 10, 1995 by      (rr)
          and between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.41     Battery License Agreement dated March 28, 1995 by and between       (ss)
          Ovonic Battery Company, Inc. and Walsin Technology Corp., portions of which have been filed confidentially pursuant to Rule 24b-2

10.42     Amendment to License and Joint R&D Agreement effective as of        (tt)
          March 31, 1995 by and between  Hitachi  Maxell, Ltd., the Company and Ovonic Battery Company, Inc., portions of which have been filed confidentially pursuant to Rule 24b-2

10.43     Energy Conversion Devices, Inc. 1995 Non-Qualified Stock            (uu)
          Option Plan



10.44     Memory Patent License Agreement by and between Toray                (vv)
          Industries, Inc. and the Company effective as of April 1, 1995

10.45     Amendment Agreement by and between Varta Batterie A.G., the         (ww)
          Company and Ovonic Battery effective as of June 8, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

10.46     Amendment to License Agreement by and between Samsung Display       (xx)
          Devices Co., Ltd., the Company and Ovonic Battery effective as of June 23, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

10.47     Amendment Agreement by and between Eveready Battery Company,        (yy)
          Inc., the Company and Ovonic Battery effective as of June 23,
          1995,  portions of which have been filed confidentially pursuant to Rule 24b-2

10.48     License Agreement effective as of September 30, 1995 by and         (zz)
          between Ovonic Battery Company, Inc. and Sanoh Industrial Co.,
          Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.49     Consumer Battery Agreement effective as of September 29, 1995       (aaa)
          by and between Ovonic Battery Company, Inc. and Furukawa Battery
          Co., Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.50     Battery License Agreement by and between Ovonic Battery             (bbb)
          Company, Inc. and Asia Pacific Investment Co. dated January 4,
          1996, filed confidentially pursuant to Rule 24b-2

10.51     Stock Purchase Agreement executed May 14, 1996, by and among        (ccc)
          Honda Motor Co., Ltd., the Company and Ovonic Battery Company,
          Inc.

10.52     Settlement Agreement effective as of March 28, 1996, by and         (ddd)
          among the Company, Ovonic Battery Company, Inc., Saft America,
          Inc. ("Saft") and certain entities affiliated with Saft, portions of which have been filed confidentially pursuant to Rule 24b-2

10.53     Executive Employment Agreement dated as of February 19, 1998        (eee)
          between the Company and Iris M. Ovshinsky

10.54     Executive Employment Agreement, Restricted Stock Agreement and      (fff)
          Stock Option Agreement dated as of January 15, 1999 between the
          Company and Robert C. Stempel

11.1      Computation of Earnings Per Share Attributable to Common Stock       107

21.1      List of all direct and indirect subsidiaries of the Company          108

23.1      Consent of Independent  Auditors                                     109

                                       -94-


23.2      Consent of Independent Auditors in connection with United Solar      110
          Systems Corp.

27.1      Financial Data Schedule (Edgar version)                              111

28.1      Decision  and Order dated May 25, 1993                              (ggg)

28.2      Order dated August 18, 1993                                         (hhh)

99.1      United Solar Systems Corp. Consolidated Financial Statements         112


                               Notes to Exhibit List
                               ---------------------

(a) Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.

(b) Filed as Exhibit 3.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-50749) and incorporated herein by reference.

(c) Filed as Exhibit 3.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended, and incorporated herein by reference.

(d) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(e) Filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1984 and incorporated herein by reference.

(f) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1986 and incorporated herein by reference.

(g) Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal June 30, 1986 and incorporated herein by reference.

(h) Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 13, 1986 and incorporated herein by reference.

(i) Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated herein by reference.

(j) Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, as amended, and incorporated herein by reference.

(k) Filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(l) Filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(m) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(n) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(o) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(p) Filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(q) Filed as Exhibit 10.98 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(r) Filed as Exhibit 10.99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(s) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(t) Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(u) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(v) Filed as Exhibit 10.114 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(w) Filed as Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(x) Filed as Exhibit 10.116 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(y) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(z) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(aa) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(bb) Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(cc) Filed as Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(dd) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ee) Filed as Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ff) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(gg) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K\ for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(hh) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(ii) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(jj) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(kk) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(ll) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(mm) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(nn) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(oo) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(pp) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(qq) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(rr) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ss) Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(tt) Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(uu) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(vv) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(ww) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(xx) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(yy) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(zz) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(aaa) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(bbb) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

(ccc) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(ddd) Filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(eee) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(fff) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

(ggg) Filed as Exhibit 28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(hhh) Filed as Exhibit 28.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.



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

                           ENERGY CONVERSION DEVICES, INC.



                           By:   /s/ Stanford R. Ovshinsky
                                 -------------------------------------
                                 Stanford R. Ovshinsky,
                                 President and Chief Executive Officer
Dated: September 28, 1999        (Principal Executive Officer)
       ------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





/s/ Stanford R. Ovshinsky       President, Chief Executive  September 28, 1999
-------------------------       Officer and Director        ------------------
Stanford R. Ovshinsky           (Principal Executive Officer)


/s/ Stephan W. Zumsteg          Treasurer                   September 28, 1999
-------------------------                                   ------------------
Stephan W. Zumsteg


/s/ Robert C. Stempel           Director                    September 28, 1999
-------------------------       (Chairman of the Board)     ------------------
Robert C. Stempel


/s/ Nancy M. Bacon              Director                    September 28, 1999
-------------------------                                   ------------------
Nancy M. Bacon


/s/ Kenneth R. Baker            Director                    September 28, 1999
-------------------------                                   ------------------
Kenneth R. Baker

/s/ Umberto Colombo             Director                    September 28, 1999
-------------------------                                   ------------------
Umberto Colombo


/s/ Hellmut Fritzsche           Director                    September 28, 1999
-------------------------                                   ------------------
Hellmut Fritzsche


/s/ Joichi Ito                  Director                    September 28, 1999
-------------------------                                   ------------------
Joichi Ito


/s/ Seymour Liebman             Director                    September 28, 1999
-------------------------                                   ------------------
Seymour Liebman


/s/ Tyler Lowrey                Director                    September 28, 1999
-------------------------                                   ------------------
Tyler Lowrey


/s/ Walter J. McCarthy, Jr.     Director                    September 28, 1999
-------------------------                                   ------------------
Walter J. McCarthy, Jr.


/s/ Florence I. Metz            Director                    September 28, 1999
-------------------------                                   ------------------
Florence I. Metz


/s/ Iris M. Ovshinsky           Director                    September 28, 1999
-------------------------                                   ------------------
Iris M. Ovshinsky


/s/ Nathan J. Robfogel          Director                    September 28, 1999
-------------------------                                   ------------------
Nathan J. Robfogel


/s/Stanley K. Stynes            Director                    September 28, 1999
-------------------------                                   ------------------
Stanley K. Stynes

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           ------------

3.3                    Certificate of Amendment to Certificate of
                      Incorporation filed March 25, 1999 extending voting rights of the Company's Class A Common Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock

3.5 Amendment to Article VIII of the Bylaws effective as of January 7, 1999

11.1                  Computation of Earnings Per Share Attributable to
                      Common Stock

21.1 List of all direct and indirect subsidiaries of the Company

23.1                  Consent of Independent Auditors

23.2 Consent of Independent Auditors in connection with United Solar Systems Corp.

27.1                  Financial Data Schedule

99.1                  United Solar Systems Corp. Consolidated Financial
                      Statements