Form 10-Q
period 1999-09-30
ENERGY CONVERSION DEVICES INC
filed 1999-11-15
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              -------

                             FORM 10-Q
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF  THE
    SECURITIES  EXCHANGE  ACT  OF  1934

For the period ended                 SEPTEMBER 30, 1999
                    ------------------------------------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ---------------------------

                     Commission file number     1-8403
                                           ---------------

                       ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                              48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (248) 280-1900
                                                  ------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of November 11, 1999, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 12,734,498 shares of Common Stock outstanding.

                        Page 1 of 29 pages

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements
-------  --------------------

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------
                               (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1999            1998
                                                  -------------   -------------
REVENUES
    Product sales                                  $ 1,870,167     $   966,555
    Royalties                                          663,155         615,336
    Revenues from product development agreements     3,917,554       3,773,347
    Revenues from license and other agreements         400,000          42,000
    Other                                              729,196         780,387
                                                   ------------   -------------
    TOTAL REVENUES                                   7,580,072       6,177,625

EXPENSES
    Cost of product sales                            2,350,697       2,091,999
    Cost of revenues from product development
       agreements                                    3,637,768       4,031,337
    Product development and research                 3,132,601       2,906,151
    Patents                                            473,717         424,830
    Operating, general and administrative            1,419,130       1,157,368
                                                   ------------   -------------
    TOTAL EXPENSES                                  11,013,913      10,611,685
                                                   ------------   -------------

    LOSS FROM OPERATIONS                            (3,433,841)     (4,434,060)

OTHER INCOME (EXPENSE):
    Equity interest in United Solar's net loss        (560,000)     (1,089,000)
    Interest expense                                   (98,793)       (166,917)
    Interest income                                    226,459         355,493
    Other non-operating income - (net)                 121,035         110,489
                                                   ------------   -------------

    TOTAL OTHER EXPENSE                               (311,299)       (789,935)
                                                   ------------   -------------

    NET LOSS                                       $(3,745,140)    $(5,223,995)
                                                   ============   =============

    BASIC NET LOSS PER SHARE                       $      (.28)   $       (.41)
                                                   ============   =============
    DILUTED NET LOSS PER SHARE                     $      (.28)   $       (.41)
                                                   ============   =============


See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                ASSETS
                                ------

                                                   September 30,    June 30,
                                                       1999           1999
                                                   ------------   ------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash, including cash equivalents of
     $14,913,000 as of September 30, 1999 and
     $19,026,000 as of June 30, 1999                $14,951,933    $19,076,983
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $310,000 at September 30, 1999 and
     $303,000 at June 30, 1999)                       7,203,833      6,296,097
   Amounts due from related parties                   1,779,373      1,423,828
   Inventories                                          600,379        589,245
                                                     ----------    ------------

     TOTAL CURRENT ASSETS                            24,535,518     27,386,153

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                           312,588        312,588
   Buildings and improvements                         3,757,199      3,733,816
   Machinery and other equipment (including
     construction in progress of approximately
     $961,000 at September 30, 1999 and
     $844,000 at June 30, 1999)                      18,507,742     18,353,014
   Capitalized lease equipment                        4,985,142      4,988,672
                                                    -----------    ------------
                                                     27,562,671     27,388,090

Less accumulated depreciation and amortization      (19,979,868)   (19,449,827)
                                                    -----------    ------------

     TOTAL PROPERTY, PLANT AND EQUIPMENT              7,582,803      7,938,263

Investments in EV Global and Innovative
   Transportation Systems                             2,239,716      2,239,716

JOINT VENTURES
   United Solar                                         696,411        956,411
   GM Ovonic                                               --            --
   Sovlux                                                  --            --
   Ovonyx                                                  --            --

OTHER ASSETS                                          1,231,524      1,287,455
                                                    -----------    ------------

TOTAL ASSETS                                        $36,285,972    $39,807,998
                                                    ===========    ============


See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                                   September 30,     June 30,
                                                       1999            1999
                                                   -------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES
    Accounts payable and accrued expenses          $  4,874,416    $ 4,707,158
    Salaries, wages and amounts withheld
      from employees                                  1,870,405      1,581,447
    Deferred revenues under business
      agreements                                      1,245,449      1,349,087
    Current installments on long-term
      liabilities                                     1,244,725      1,309,508
                                                   -------------   ------------

         TOTAL CURRENT LIABILITIES                    9,234,995      8,947,200

LONG-TERM LIABILITIES                                 2,393,991      2,679,936

DEFERRED GAIN                                           999,867      1,110,132

NON-REFUNDABLE ADVANCE ROYALTIES                      3,857,407      3,882,103
                                                   -------------   ------------

         TOTAL LIABILITIES                           16,486,260     16,619,371

STOCKHOLDERS' EQUITY
    Capital Stock
      Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares             2,199          2,199
      Class B Convertible Common Stock,
      par value $0.01 per share:
        Authorized, issued and outstanding -
          430,000 shares                                  4,300          4,300
      Common Stock, par value $0.01 per share:
         Authorized - 20,000,000 shares
         Issued & outstanding - 12,843,898
         shares at September 30, 1999 and
         12,841,270 shares at June 30, 1999             128,439        128,413
    Additional paid-in capital                      234,047,198    233,861,099
    Accumulated deficit                            (209,273,092)  (205,527,952)
    Treasury stock at cost - 109,400 shares at
      September 30, 1999 and at June 30, 1999        (1,028,092)    (1,028,092)
    Unearned compensation on Class B Convertible
      Common Stock                                   (4,081,240)    (4,251,340)
                                                   -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                           19,799,712     23,188,627
                                                   -------------  -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 36,285,972   $ 39,807,998
                                                   ============   =============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
OPERATING ACTIVITIES:
     Net loss                                     $ (3,745,140)    $ (5,223,995)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                  530,865          363,074
        Equity interest in United Solar's net loss     560,000        1,089,000
        Creditable royalties                           (24,696)          (8,869)
        Options issued to executive for services
          rendered                                     113,250          113,250
        Stock issued for services rendered             212,925            --
        Amortization of deferred gain                 (110,265)        (110,218)
        Loss on disposal of capital equipment            2,707            --
     Changes in working capital:
        Accounts receivable and amounts due from
          related parties                           (1,263,281)         551,880
        Inventories                                    (11,134)        (177,564)
        Other assets                                    55,931          151,319
        Accounts payable and accrued expenses          456,216          (42,861)
        Deferred revenues under business agreements   (103,638)         (42,355)
                                                    -----------      -----------

NET CASH USED IN OPERATIONS                         (3,326,260)      (3,337,339)

INVESTING ACTIVITIES:
     Investment in United Solar                       (300,000)          --
     Purchases of capital equipment (net)             (178,112)        (208,400)
                                                    -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                 (478,112)        (208,400)

FINANCING ACTIVITIES:
     Purchase of treasury stock                          --            (227,053)
     Principal payments under short-term and
       long-term debt obligations and capitalized
       lease obligations                              (350,728)        (310,354)
     Proceeds from sale of stock upon
       exercise of stock options and warrants           30,050          228,224
                                                    -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                 (320,678)        (309,183)
NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                    (4,125,050)      (3,854,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    19,076,983       25,786,112
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $14,951,933      $21,931,190
                                                   ============     ============

See notes to consolidated financial statements.

          ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
                            (Unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest                          $  98,793       $ 166,917

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
      ---------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months ended September 30, 1999 (fiscal 2000) and 1998 is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1999 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. ("Honda"), Sanoh Industrial Company, Ltd. ("Sanoh") and Sanyo Electric Company, Ltd. ("Sanyo"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements. See Note D for discussion of these ventures.

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"), and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications worldwide. ECD also has a 50%-owned joint venture, Ovonyx, Inc. ("Ovonyx"), with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., to commercialize ECD's Ovonic Unified Memory ("OUM"). In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux").

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months ended September 30, 1998 have been reclassified to be consistent with the classification of items in the three months ended September 30, 1999.

      In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements

------------------------------------------

and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by other factors such as the continued receipt of contracts from its industrial partners and the U.S. government, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      During the first quarter of the 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings include unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive loss was as follows:

                                                       Three Months Ended
                                                          September 30,
                                                   -----------------------------
                                                       1999            1998
                                                   ------------    ------------

   Net Loss                                        $(3,745,140)     $(5,223,995)
   OTHER COMPREHENSIVE LOSSES:
   Unrealized losses on securities                      --             (291,000)
                                                   ------------     ------------
   COMPREHENSIVE LOSS                              $(3,745,140)     $(5,514,995)
                                                   ============     ============

Investments in EV Global Motors Company ("EV Global") and Innovative
--------------------------------------------------------------------
Transportation Systems ("Innovative Transportation")
----------------------------------------------------

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Innovative Transportation Systems, formerly known as Unique Europa, on the equity basis of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company accounted for its previous investment in Unique Mobility, Inc. ("Unique Mobility") in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments were marked-to-market, with the offset recorded to Stockholders' Equity.

------------------------------------------

Accounts Receivable
-------------------

      The following tabulation shows the component elements of accounts receivable from long-term contracts, royalties and other programs:

                                                   September 30,     June 30,
                                                       1999            1999
                                                   ------------    -------------
      U.S. Government:
        Amounts billed                             $ 1,179,747      $ 1,055,313
        Unbilled                                       829,081          876,649
                                                   ------------    -------------
                        Total                        2,008,828        1,931,962
                                                   ------------    -------------

      Commercial Customers:
        Amounts billed                               2,420,284          910,848
        Related party billed
             - United Solar                            234,557          184,200
             - GM Ovonic                             1,197,663          830,875
        Royalties                                      850,625        1,430,731
        License fees                                   400,000            --
        Due per contracts                            1,284,866        2,101,833
        Related party unbilled
             - United Solar                             41,154            --
             - GM Ovonic                               306,000          408,753
        Other unbilled                                 435,689          116,236
                                                   ------------    -------------
           Total                                     7,170,838        5,983,476
                                                   ------------    -------------

      Other                                            113,540          107,487
      Allowance for Uncollectible Accounts            (310,000)        (303,000)
                                                   ------------     ------------

             TOTAL                                 $ 8,983,206      $ 7,719,925
                                                   ============     ============

      Amounts due per contracts, related party unbilled, and other unbilled from commercial customers represent revenues recognized for the present value of license payments to be received in future periods. They also include revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, for which amounts are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at September 30, 1999 and June 30, 1999. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

------------------------------------------

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

      Inventories (principally those of Ovonic Battery) are as follows:


                                          September 30,      June 30,
                                              1999             1999
                                          ------------     ------------
        Finished products                 $    1,000       $    1,000
        Work in process                      341,494          286,193
        Raw materials                        257,885          302,052
                                          ----------       ----------
                                          $  600,379       $  589,245
                                          ==========       ==========
Product Sales
-------------

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, costs of sales exceeds product sales due to significant changes in products, manufacturing methods, and sales volume.

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

------------------------------------------

      For both ECD and Ovonic Battery royalties, there are royalty trust or contingent fee arrangements whereby the Company is obligated to pay to a trust 25% of optical memory royalties received and to a law firm 25% of Ovonic Battery royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

Product Development, Patents and Technology
-------------------------------------------

     Product development and research costs are expensed as they are incurred and, as such, the Company's investments in its technologies and patents are recorded at zero in its financial statements, regardless of their values. The technology investments are the bases by which the Company is able to enter into license and joint venture agreements.

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

------------------------------------------

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

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Product Sales:
   Negative and positive electrodes                 $  589,525      $  966,555
   Battery packs                                       552,861           --
   Machine building                                    727,781           --
                                                    ----------      ----------
                                                    $1,870,167      $  966,555
                                                    ==========      ==========
Royalties:
   Battery technology                               $  648,900      $  599,845
   Optical Memory                                       14,255          15,491
                                                    ----------      ----------
                                                    $  663,155      $  615,336
                                                    ==========      ==========
  Revenues from product development agreements:
   Photovoltaic                                     $  597,353      $  718,168
   Battery technology                                1,978,811       2,506,534
   Optical Memory                                      531,425         446,676
   Hydrogen                                            746,704          90,220
   Other                                                63,261          11,749
                                                    ----------      ----------
                                                    $3,917,554      $3,773,347
                                                    ==========      ==========
License and other agreements:
   Battery                                          $  400,000      $   42,000
   Optical Memory/Microelectronics                       --               --
                                                    ----------      ----------
                                                    $  400,000      $   42,000
                                                    ==========      ==========


      The following table presents revenues by country based on the location of the customer:

                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1999            1998
                                                   ------------    ------------
     United States                                  $5,920,435      $5,061,188
     Japan                                             893,805         494,084
     Hong Kong                                           8,700         517,378
     Netherlands                                       562,500           --
     Other countries                                   194,632         104,975
                                                    ----------      ----------
                                                    $7,580,072      $6,177,625
                                                    ==========      ==========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 1999 and June 30, 1999, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                   September 30,     June 30,
                                                       1999            1999
                                                   ------------    ------------

       Battery                                      $1,772,068      $1,792,068
       Optical Memory                                2,085,339       2,090,035
                                                    ----------      ----------
                                                    $3,857,407      $3,882,103
                                                    ==========      ==========

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

     The Company's investments in its joint ventures, other than United Solar, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures and will recognize its share of each venture's profits or losses on the equity method of accounting.

     Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

United Solar

     GAAP requires ECD to carry its non-cash, pre-May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaic and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55,000,000. In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the year ended June 30, 1999, the Company loaned United Solar $2,500,000. In the three months ended September 30, 1999, ECD advanced United Solar an additional $300,000. These loans are convertible, at ECD's option, into additional shares of United Solar stock.

     GAAP requires that ECD's cash investments (including loans and advances), regardless of the true value of United Solar, be recorded on the balance sheet as the value of ECD's investment in United Solar. At the same time, however, GAAP requires that ECD make non-cash adjustments to its carrying value of United Solar such that ECD's carrying

---------------------------------------------------

value of United Solar is decreased by the losses of United Solar (in proportion to ECD's ownership share of United Solar) and ECD is required to record a non-cash, non-operating expense in the amount of the reduction in the carrying value of United Solar.

     The investment in United Solar will continue to be carried at an amount no higher than ECD's total cash investments ($5,300,000 at September 30, 1999) until United Solar becomes profitable (based upon its history of sustainable profits), at which time ECD will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its proportionate share of United Solar's profits or losses on the equity method of accounting.

     The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.


               UNITED SOLAR STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
Revenues                                           $ 3,437,710     $ 3,140,424

Operating Expenses
     Cost of sales                                   3,055,662       3,684,584
     Product development                               706,450         736,517
     General and administrative                        318,425         386,710
     Sales and marketing                               232,496         363,355
                                                   ------------    ------------
          Total                                      4,313,033       5,171,166

Other Income (Expense)                                (246,118)       (147,660)
                                                   ------------    ------------

Net Loss                                           $(1,121,441)    $(2,178,402)
                                                   ============    ============

---------------------------------------------------

                    UNITED SOLAR BALANCE SHEETS
                    ---------------------------

                                                   September 30,     June 30,
                                                       1999            1999
                                                   ------------    -----------
                                                   (Unaudited)     (Unaudited)

Current Assets:
   Cash and Cash Equivalents                       $   250,652     $   210,314
   Accounts Receivable                               2,772,831       3,025,485
   Inventory                                         2,831,967       2,629,643
   Other Current Assets                                425,505         358,350
                                                   ------------    ------------
      Total Current Assets                           6,280,955       6,223,792
Property, Plant and Equipment (Net)                  9,024,790       9,465,050
Other Assets                                           240,982         219,351
                                                   ------------    ------------
      Total Assets                                 $15,546,727     $15,908,193
                                                   ============    ============
Current Liabilities:
   Accounts Payable and Accrued Expenses           $ 5,174,987     $ 4,197,061
   Note Payable-ECD                                  2,500,000       2,500,000
                                                   ------------    ------------
      Total Current Liabilities                      7,674,987       6,697,061
Note Payable-Canon                                   2,500,000       2,500,000
Lease Payable                                        6,690,082       6,908,033
Total Stockholders' Equity                          (1,318,342)       (196,901)
                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity   $15,546,727     $15,908,193
                                                   ============    ============

GM Ovonic

      In 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric and hybrid electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the production of batteries.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a joint venture, Ovonyx, Inc. (owned 50% by each of ECD and Mr. Lowrey), to commercialize ECD's Ovonic Unified Memory.

---------------------------------------------------

      ECD has advanced Ovonyx $1,200,000 through September 30, 1999 ($593,000 in the current quarter), representing expenses for its operations which commenced on January 15, 1999. ECD has expensed the advances to Ovonyx, as incurred, pending third-party funding.

Investments in EV Global and Innovative Transportation

      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility Common Stock. The warrants are exercisable prior to February 2, 2003, with 73,462 shares exercisable at $13.6125 and 60,196 shares exercisable at $16.6125.

      On May 10, 1999, ECD, Unique Mobility and EV Global formed the German private company, Unique Europa, headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany, to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. In October 1999, the private company changed its name to Innovative Transportation Systems.

      Innovative Transportation has been initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD, resulting in an initial share interest of 33.2%. ECD's share interest decreased to 5.8% in October 1999 due to an additional cash investment by a shareholder.

      There are no financial statements currently available for Innovative Transportation.

Sovlux

      In 1990, ECD formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy ("Minatom"). Sovlux has not been able to commence production of photovoltaic products due to current economic conditions in Russia.

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant ("Chepetsky"), an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology.

---------------------------------------------------

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.


NOTE E - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months ended September 30 are computed as follows:

                                                  1999            1998
                                              ------------    ------------

   Weighted average number of
      shares outstanding                       13,382,719      12,830,539

   Net loss                                   $(3,745,140)    $(5,223,995)

   BASIC NET LOSS PER SHARE                   $      (.28)    $      (.41)
                                              ============    ============

   Weighted average number of
      shares outstanding                       13,382,719      12,830,539
   Weighted average shares for
      dilutive securities                               0               0
                                              ------------    ------------

   Average number of shares outstanding
      and potential dilutive shares            13,382,719      12,830,539

   Net loss                                   $(3,745,140)    $(5,223,995)

   DILUTED NET LOSS PER SHARE                 $      (.28)    $      (.41)
                                              ============    ============


      Due to the Company's net losses, 1999 and 1998 weighted average shares of potential dilutive securities of 233,540 and 50,198, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 4,379,751 and 4,681,609, respectively, were excluded from the 1999 and 1998 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE F - Business Segments
--------------------------

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted the provisions of this Statement in fiscal 1999.

      The Company has two business segments: its subsidiary, Ovonic Battery, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. ECD is primarily involved in photovoltaics, hydrogen storage, microelectronics and machine building. General corporate expenses (except for those expenses allocated to Ovonic Battery), interest expense and interest income are classified in the ECD business segment.

      The Company's operations by business segment were as follows:

                  Financial Data by Business Segment
                  ----------------------------------
                          (in thousands)

                                         Ovonic Battery     ECD     Consolidated
                                         -------------- ----------- ------------
Revenues*
   Three months ended September 30, 1999     $4,868       $2,712      $7,580
   Three months ended September 30, 1998      4,892        1,286       6,178

Identifiable Assets
   Three months ended September 30, 1999    $13,358      $22,928     $36,286
   Three months ended September 30, 1998     16,449       28,997      45,446

Operating Loss
   Three months ended September 30, 1999    $(2,931)       $(503)    $(3,434)
   Three months ended September 30, 1998     (3,797)        (637)     (4,434)


---------

 *  All revenues are derived from external customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1999, and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results to be expected in future periods.

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

                       Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1998
------------------

      The Company had a net loss from operations in the three months ended September 30, 1999, of $3,434,000 compared to a net loss from operations of $4,434,000 for the three months ended September 30, 1998--an improvement of $1,000,000. The improvement primarily relates to a $358,000 increase in revenues from license and other agreements, a $538,000 improvement in profitability from product development agreements, and a $645,000 lower loss on product sales, partially offset by higher product development and research ($226,000) and operating, general and administrative expenses ($262,000). The loss is primarily due to: (i) ongoing product development and continued market development activities; (ii) losses related to electrode production; (iii) ongoing protection of the Company's intellectual property; and (iv) development costs of ECD's microelectronic nonvolatile, thin-film semiconductor devices (Ovonic Unified Memory). In addition to the loss from operations, the Company incurred non-operating expenses (net) of $311,000 in the three months ended September 30, 1999 compared to non-operating expenses (net) of $790,000 in the same period in the prior year. Non-operating expense includes principally interest income and expense and equity losses. The improvement primarily relates to improved operating performance of United Solar. GAAP requires that the Company recognize its investments in United Solar's ongoing operations as a loss. In 1999 and 1998, the Company incurred charges of $560,000 and $1,089,000, respectively, required under GAAP. The losses represent the Company's share of the losses of United Solar related to its investments in United Solar regardless of the value of the investment (see NOTE A of Notes to Consolidated Financial Statements).

      Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, increased 93% to $1,870,000 in the three months ended September 30, 1999 from $967,000 in the three months ended September 30, 1998. Sales of negative and positive electrodes decreased $377,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. The Company has continued its development of advanced electrode materials to be introduced to its customers. There were battery pack sales of $553,000 and machine-building revenues of $727,000 in 1999 compared to no revenues for either one in 1998. The machine-building revenues in 1999 were applicable to a contract to build large-area microwave deposition equipment.

      Royalties increased 8% from $615,000 in the three months ended September 30, 1998 to $663,000 in the three months ended September 30, 1999. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 4% from $3,773,000 in the three months ended September 30, 1998 to $3,918,000 in the three months ended September 30, 1999. There were total increases in product development agreements of $1,202,000 which were due to substantially increased revenues from Shell Hydrogen related to the Company's proprietary hydrogen storage technology ($313,000 in 1999 compared to none in 1998), the Department of Energy ($439,000 in 1999 compared to $90,000 in 1998) and contracts with National Institute of Standards and Technology (NIST) in the Company's battery and optical memory technologies ($1,275,000 in 1999 compared to $998,000 in 1998). These increases in 1999 were partially offset by decreases in revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,003,000 in 1999 compared to $1,924,000 in 1998) and from contracts with Department of Energy and National Renewable Energy Laboratory in photovoltaics ($582,000 in 1999 compared to $718,000 in 1998).

      Revenues from license and other agreements increased from $42,000 in the three months ended September 30, 1998 to $400,000 in the three months ended September 30, 1999. The 1999 revenues consisted of $400,000 from Japan Storage Battery Co., Ltd. ("Japan Storage").

      Other revenues decreased by $51,000 from $780,000 in the three months ended September 30, 1998 to $729,000 in the three months ended September 30, 1999, primarily due to decreased billings for work performed for licensees of Ovonic Battery.

      The increase in cost of product sales from $2,092,000 in the three months ended September 30, 1998 to $2,351,000 in the three months ended September 30, 1999 was due to increased level of sales (machine building) in 1999. The reduced loss on product sales from $1,125,000 to $481,000 is a result of cost-reduction measures taken by the Company. The continuing losses on product sales result from low sales of electrode products as compared to high fixed costs. The Company has continued its development of advanced electrode materials to be introduced to its customers.

      The Company incurred expenses of $6,770,000 ($3,638,000 funded and $3,132,000 unfunded) in the three months ended September 30, 1999 for product development compared to expenses of $6,937,000 ($4,031,000 funded and $2,906,000 unfunded) in the three months ended September 30, 1998. The expenditures were primarily for continued development of the Company's "family of batteries" products as well as work performed on the OUM program.

      Expenses were incurred in 1999 and 1998 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $474,000 in the three months ended September 30, 1999 from $425,000 in the three months ended September 30, 1998.

      The increase in operating, general and administrative expenses from $1,157,000 in the three months ended September 30, 1998 to $1,419,000 in the three months ended September 30, 1999 was primarily related to decreased allocations to cost of revenues from product development agreements and increased depreciation expense in 1999.

      The change from other expense (net) of $790,000 in the three months ended September 30, 1998, compared to other expense (net) of $311,000 in the three months ended September 30, 1999, was due principally to significantly improved operating performance of United Solar in 1999, which reduced ECD's share of United Solar's losses, and decreased interest income in the three months ended September 30, 1999.

                  Liquidity and Capital Resources

      As of September 30, 1999, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $23,935,000, a decrease of $2,862,000 from June 30, 1999. As of September 30, 1999, the Company had consolidated working capital of $15,301,000 compared with a consolidated working capital of $18,439,000 as of June 30, 1999.

      ECD's joint venture, Ovonyx, owned equally by ECD and Mr. Lowrey, expects to pursue semiconductor device manufacturing as well as licensing of selected applications of ECD's OUM, a unique thin-film nonvolatile solid-state memory. On November 4, 1999, Ovonyx entered into a royalty-bearing agreement with Lockheed Martin Space Electronics and Communications to commercialize ECD's OUM to replace Flash, DRAM, FPGA and other electronic devices in radiation-hardened space and military applications. Ovonyx and ECD are in negotiations with new strategic partners for funding to commercialize ECD's OUM and to repay the amounts advanced by ECD to Ovonyx ($1,200,000 through September 30, 1999).

      The Company's strategy is to finance its growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. As a result of the issuance of the basic patents for NiMH batteries and phase-change optical memory in Japan, various new agreements are under discussion. Another important area of the Company's development is the use of the Company's proprietary hydrogen storage technology for storing, transporting and using hydrogen for a wide range of portable and stationary applications, with vehicles being of prime importance. Hydrogen is clean, abundant and considered the ultimate fuel. The barrier to the use of hydrogen as a fuel has been a lack of a viable means to transport and store it. In
July 1999, ECD and Shell Hydrogen, a unit of Royal Dutch Shell Group, announced the signing of a memorandum of understanding to explore the establishment of a joint venture which would further develop and commercialize the Company's proprietary solid hydrogen storage technology. Shell Hydrogen will provide refueling and distribution expertise.

      In the three months ended September 30, 1999, the Company was informed by one of its licensees, Japan Storage, that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $400,000 pursuant to certain terms contained in the previous license agreement with Japan Storage.

      During the three months ended September 30, 1999, $3,326,000 of cash was used in operations. The difference between the net loss of $3,745,140 and the net cash used in operations was due to a $866,000 increase in working capital (other than cash), partially offset by ECD's $560,000 share of the losses in United Solar relating to ECD's investment of cash in United Solar's future growth and the Company's depreciation expense. In the three months ended September 30, 1999, ECD advanced $300,000 to United Solar (bringing its total investment to $5,300,000), providing funding for new opportunities in the worldwide photovoltaic market served by United Solar's unique products which offer particular advantages to the satellite and telecommunications industries. In addition, $178,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations, during this period.

      In August 1999, Ovonic Battery signed an agreement with Rare Earth High-Tech Co. Ltd. ("Rare Earth High-Tech") of Baotou Steel Company, Inner Mongolia, China (subject to approvals by the Governments of the United States and China and the finalization of financing arrangements) for a series of NiMH battery projects with a potential value of $100 million. The Company is negotiating with a number of financial institutions to provide financing for this project. Rare Earth High-Tech has agreed to pay all costs associated with this financing. Although no assurances can be given, the Company believes that it and Rare Earth High-Tech will be successful in obtaining the required financing and government approvals.

      The Company has had two major electrode customers for its battery electrode products, GP Batteries International Limited ("GP Batteries") and GM Ovonic. GP Batteries, a licensee, pays royalties and is currently manufacturing its own electrode products. The Company is developing new electrode materials that are being offered to customers and is adjusting its manufacturing processes for producing electrodes to customer specifications.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. In October 1998, ECD was awarded two contracts by the Department of Energy: (1) a 50% cost-shared cooperative agreement to develop and demonstrate an integrated system for the production and storage of clean, renewable hydrogen fuel for transportation and other applications in the developing world and (2) a 50% cost-shared contract to develop and demonstrate a high-rate thin-film deposition process to further reduce photovoltaic manufacturing costs. Revenues under these contracts are recognized as the work is performed. Contracts with industry partners include the program with Shell Hydrogen to further develop the Company's proprietary solid hydrogen storage technology. The Company and Shell Hydrogen are presently in negotiations for the establishment of a joint venture to develop and commercialize this important technology.

      Two contracts awarded in the Fall of 1997 to the Company under NIST Advanced Technology Programs will also contribute to cash flows. One contract ($6,400,000) was awarded to Ovonic Battery to develop the next generation of high-energy density NiMH batteries using low-cost magnesium-based hydrogen storage materials. The other NIST contract ($2,650,000) was awarded to ECD for further development of the phase-change optical memory products and will conclude in the Fall of 2000. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      During the next 12 months, the Company expects to purchase up to $500,000 of machinery and equipment. ECD advanced to United Solar $2,500,000 in May 1998, $2,500,000 during the year ended June 30, 1999, and an additional $300,000 during the period July 1, 1999 to September 28, 1999. In addition, ECD advanced an additional $100,000 during the period October 1, 1999 to November 14, 1999.

      The Company has a financing arrangement with Standard Federal Bank for a $3,000,000 line of credit bearing an interest rate at prime rate which expires on March 31, 2001. The Company does not expect to use any of this available financing during the next 12 months.

      The Company's strategy is to finance its growth through the formation of strategic alliances to further commercialize its products. While the Company is in negotiations concerning its NiMH battery, hydrogen storage, photovoltaics, OUM, phase-change optical memory and production systems technologies with a number of companies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.

      In February 1999, ECD received a contract (for approximately $2,060,000) to build large-area microwave deposition equipment. This new contract provides the platform for the commercialization of ECD's passive coatings technology and equipment to manufacture products incorporating such technology. The receipt of this order directly results from the research and development conducted by ECD, the costs of which were recorded as losses in prior years. The contract provides for progress payments over the next 13 months. Through September 30, 1999, ECD has recognized revenues of $1,054,000 in connection with this contract. Machine building is a cyclical but an important part of ECD's business. While there is no other backlog of machine-building contracts as of September 30, 1999, negotiations are in progress with a number of companies for additional machine-building contracts that could provide revenues in the coming year and beyond.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 2000 is anticipated to be approximately $12,049,000 compared to $19,164,000 received from product development agreements in the year ended June 30, 1999. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2000 is expected to be approximately $3,022,000 compared to $2,367,000 received in the year ended June 30, 1999.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 2000.

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate, other than project financing needed for the Rare Earth High-Tech project, to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. Additional sources of cash are required to sustain the Company for the long-term and to build the business in the future. While it is the Company's intent to fund its near-term operations from cash and cash equivalent balances on hand and from activities such as product sales, licensing, royalties, product development agreements and strategic alliances, the amount and timing of revenues from such activities are uncertain. The Company is in discussions with third parties to form joint ventures and to engage in machine-building and licensing agreements. It may also consider equity or debt financing in order to fund its growth in certain strategic areas.


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

      The Company has substantially completed these steps.

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

      The Company has prepared a contingency plan, which it is refining, that addresses unavoided or unavoidable risks.

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


                                     Energy Conversion Devices, Inc.
                                     ------------------------------------------
                                     (Registrant)



                               By:   /s/ Stephan W. Zumsteg
                                     ------------------------------------------
                                     Stephan W. Zumsteg
Date: November 15, 1999              Treasurer



                               By:   /s/ Stanford R. Ovshinsky
                                     ------------------------------------------
                                     Stanford R. Ovshinsky
Date: November 15, 1999              President and Chief Executive Officer