Form 10-Q
period 1999-12-31
ENERGY CONVERSION DEVICES INC
filed 2000-02-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the period ended                   DECEMBER 31, 1999
                     -----------------------------------------------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                 Commission file number       1-8403
                                        ------------------

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
                                             ----    ----

      As of February 11, 2000, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 12,895,114 shares of Common Stock outstanding.

                               Page 1 of 32 Pages

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

Item 1.  Financial Statements
-------  --------------------

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                                       (Unaudited)

                                              Three Months Ended            Six Months Ended
                                                 December 31,                  December 31,
                                            -------------------------   -------------------------
                                                1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
REVENUES
 Product sales                              $ 1,377,228   $ 1,041,300   $ 3,247,395   $ 2,007,855
 Royalties                                    1,074,879       616,545     1,738,034     1,231,881
 Revenues from product development
    agreements                                1,992,195     4,828,913     5,909,749     8,602,260
 Revenues from license and other
    agreements                                1,778,000     4,442,000     2,178,000     4,484,000
 Other                                          547,617       940,260     1,276,813     1,720,647
                                            -----------   -----------   -----------   -----------
    TOTAL REVENUES                            6,769,919    11,869,018    14,349,991    18,046,643

EXPENSES
 Cost of product sales                        2,287,791     2,215,205     4,638,488     4,307,204
 Cost of revenues from product
    development agreements                    2,260,195     4,885,649     5,897,963     8,916,986
 Product development and research             4,205,219     2,996,934     7,337,820     5,903,085
 Patents                                        419,642       403,299       893,359       828,129
 Operating, general and administrative        1,348,374     1,027,686     2,767,504     2,185,054
                                             ----------   -----------   -----------   -----------
    TOTAL EXPENSES                           10,521,221    11,528,773    21,535,134    22,140,458
                                             ----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                (3,751,302)      340,245    (7,185,143)   (4,093,815)

OTHER INCOME (EXPENSE)
 Gain on sale of Ovonic Battery Company
    stock                                         --        1,970,000         --        1,970,000
 Equity interest in United Solar's net loss    (738,000)   (1,026,914)   (1,298,000)   (2,115,914)
 Interest expense                              (117,463)     (140,388)     (216,256)     (307,305)
 Interest income                                192,443       326,058       418,902       681,551
 Other nonoperating income (net)                123,866       196,724       244,901       307,213
                                             ----------   -----------   -----------   -----------
    TOTAL OTHER INCOME (EXPENSE)               (539,154)    1,325,480      (850,453)      535,545
                                             ----------   -----------   -----------   -----------
NET INCOME (LOSS)                           $(4,290,456)  $ 1,665,725   $(8,035,596)  $(3,558,270)
                                            ============  ===========   ============  ============
BASIC NET INCOME (LOSS) PER SHARE           $      (.32)  $       .13   $      (.60)  $      (.28)
                                            ============  ===========   ============  ============
DILUTED NET INCOME (LOSS) PER
     SHARE                                  $      (.32)  $       .13   $      (.60)  $      (.28)
                                            ============  ===========   ============  ============

See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------

                                         ASSETS
                                         ------
                                      (Unaudited)

                                                             December 31,      June 30,
                                                                 1999            1999
                                                             ------------    ------------
CURRENT ASSETS
   Cash, including cash equivalents of
     $12,293,000 as of December 31, 1999 and
     $19,026,000 as of June 30, 1999                          $12,419,078     $19,076,983
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $310,000 at December 31, 1999 and
     $303,000 at June 30, 1999)                                 5,988,270       6,296,097
   Amounts due from related parties                             1,058,751       1,423,828
   Inventories                                                    372,210         589,245
                                                              -----------     -----------
     TOTAL CURRENT ASSETS                                      19,838,309      27,386,153

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                     312,588         312,588
   Buildings and improvements                                   3,795,114       3,733,816
   Machinery and other equipment (including
        construction in progress of approximately
        $845,000 at December 31, 1999 and
        $844,000 at June 30, 1999)                             18,566,732      18,353,014
   Capitalized lease equipment                                  4,982,140       4,988,672
                                                              -----------     -----------
                                                               27,656,574      27,388,090
Less accumulated depreciation and amortization                (20,513,395)    (19,449,827)
                                                              -----------     -----------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                        7,143,179       7,938,263

Investments in EV Global and Innovative Transportation Systems  2,239,716       2,239,716

JOINT VENTURES
   United Solar                                                   558,411         956,411
   GM Ovonic                                                        --              --
   Sovlux                                                           --              --
   Ovonyx                                                           --              --

OTHER ASSETS                                                    1,241,129       1,287,455
                                                              -----------     -----------
TOTAL ASSETS                                                  $31,020,744     $39,807,998
                                                              ===========     ===========




See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
                                      (Unaudited)

                                                            December 31,      June 30,
                                                                1999            1999
                                                            ------------    ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                  $  4,105,271    $  4,707,158
     Salaries, wages and amounts withheld
        from employees                                         1,721,822       1,581,447
     Deferred revenues under business
        agreements                                             1,431,609       1,349,087
     Current installments on long-term
        liabilities                                            1,273,952       1,309,508
                                                            ------------    ------------
           TOTAL CURRENT LIABILITIES                           8,532,654       8,947,200

LONG-TERM LIABILITIES                                          2,061,600       2,679,936

DEFERRED GAIN                                                    889,602       1,110,132

NON-REFUNDABLE ADVANCE ROYALTIES                               3,814,707       3,882,103
                                                            ------------    ------------
           TOTAL LIABILITIES                                  15,298,563      16,619,371

STOCKHOLDERS' EQUITY
     Capital Stock
        Class A Convertible Common Stock, par value $0.01 per share:
           Authorized - 500,000 shares
           Issued & outstanding - 219,913 shares                   2,199           2,199
        Class B Convertible Common Stock,
        par value $0.01 per share:
           Authorized, issued and outstanding - 430,000 shares     4,300           4,300
        Common Stock, par value $0.01 per share:
           Authorized  - 20,000,000  shares  Issued &  outstanding  - 12,843,898 shares at December 31, 1999 and
           12,841,270 shares at June 30, 1999                    128,439         128,413
     Additional paid-in capital                              234,090,023     233,861,099
     Accumulated deficit                                    (213,563,548)   (205,527,952)
     Treasury stock at cost - 109,400 shares at
        December 31, 1999 and at June 30, 1999                (1,028,092)     (1,028,092)
     Unearned compensation on Class B Convertible
        Common Stock                                          (3,911,140)     (4,251,340)
                                                            ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                    15,722,181      23,188,627
                                                            ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 31,020,744    $ 39,807,998
                                                            ============    ============


See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
OPERATING ACTIVITIES:
     Net loss                                                  $(8,035,596)    $(3,558,270)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                         1,082,777         848,632
           Equity interest in United Solar's net loss            1,298,000       2,115,914
           Gain on sale of Ovonic Battery stock                      --         (1,970,000)
           Creditable royalties                                    (67,396)        482,264
           Options issued to executive for services rendered       113,250         226,500
           Stock issued for services rendered                      425,850           --
           Amortization of deferred gain                          (220,530)       (220,484)
           Loss on disposal of capital equipment                     4,958           --
     Changes in working capital
           Accounts receivable and amounts due
              from related parties                                 672,904        (294,496)
           Inventories                                             217,035         362,846
           Other assets                                             46,326         274,842
           Accounts payable and accrued expenses                  (461,512)       (778,017)
           Deferred revenues under business agreements              82,522        (167,012)
                                                               -----------     -----------

NET CASH USED IN OPERATIONS                                     (4,841,412)     (2,677,281)

INVESTING ACTIVITIES:
     Investment in United Solar                                   (900,000)          --
     Purchases of capital equipment (net)                         (292,651)       (398,674)
                                                               -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                           (1,192,651)       (398,674)

FINANCING ACTIVITIES:
     Purchase of treasury stock                                      --           (419,284)
     Principal payments under short-term and long-term
        debt and capitalized lease obligations                    (653,892)       (663,348)
     Proceeds from sale of stock of subsidiary                       --          2,970,000
     Proceeds from sale of stock upon exercise of stock
        option and warrants                                         30,050         228,224
                                                               -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                     (623,842)      2,115,592
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,657,905)       (960,363)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                       19,076,983      25,786,112
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $12,419,078     $24,825,749
                                                               ===========     ===========

See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)

                                                                Six Months Ended
                                                                    December 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                            $216,256    $307,305

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1999
        --------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and six months ended December 31, 1999 (fiscal 2000) and 1998 (fiscal 1999) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles ("GAAP") for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 1999 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

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

      ECD also has two major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon"), and (ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications worldwide. ECD also has a 50%-owned joint venture, Ovonyx, Inc. ("Ovonyx"), with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., together with an affiliate of Mr. Lowrey, to commercialize ECD's Ovonic Unified Memory ("OUM"). In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux"). See Note D for discussion of these ventures.

Investments in EV Global Motors Company ("EV Global") and Innovative Transportation Systems A.G. ("Innovative Transportation")

      The Company accounts for its investment in EV Global, a non-public company, under the cost method of accounting. The Company accounts for its investment in Innovative Transportation, formerly known as Unique Europa GmbH, on the equity basis of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 18, The
                                        7

------------------------------------------

Equity Method of Accounting for Investments in Common Stock. The Company accounted for its previous investment in Unique Mobility, Inc. ("Unique Mobility") in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classified this security as available-for-sale. Unrealized gains or losses as a result of changes in the market value of the Unique Mobility investments were marked-to-market, with the offset recorded to Stockholders' Equity. Upon the exchange of Unique Mobility stock for Innovative Transportation the loss was realized.

      Upon  consolidation,   all  intercompany  accounts  and  transactions  are
eliminated.

      Certain items for the three months and six months ended December 31, 1998 have been reclassified to be consistent with the classification of items in the three months and six months ended December 31, 1999.

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

                                             Three Months Ended              Six Months Ended
                                                December 31,                    December 31,
                                         -------------------------      ---------------------------
                                             1999           1998            1999           1998
                                         ------------   ------------    ------------   ------------
                                         (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net Income (Loss)                        $(4,290,456)   $ 1,665,725     $(8,035,596)   $(3,558,270)
OTHER COMPREHENSIVE LOSSES:
Unrealized gains (losses) on securities       --             16,000          --           (275,000)
                                         -----------    -----------     -----------    -----------
COMPREHENSIVE INCOME (LOSS)              $(4,290,456)   $ 1,681,725     $(8,035,596)   $(3,833,270)
                                         ===========    ===========     ===========    ===========



------------------------------------------

Accounts Receivable
-------------------

      The  following   tabulation  shows  the  component  elements  of  accounts
receivable from long-term contracts, royalties and other programs:

                                                 December 31,      June 30,
                                                     1999            1999
                                                 ------------     ------------
      U.S. Government:
         Amounts billed                          $ 1,015,903      $ 1,055,313
         Unbilled                                    639,734          876,649
                                                 -----------      -----------
               Total                               1,655,637        1,931,962
                                                 -----------      -----------
      Commercial Customers:
         Amounts billed                            1,848,940          910,848
         Related party billed
               - United Solar                        289,382          184,200
               - GM Ovonic                           625,242          830,875
         Royalties                                 1,762,428        1,430,731
         License fees                                528,000            --
         Due per contracts                           150,031        2,101,833
         Related party unbilled
               - United Solar                         23,127            --
               - GM Ovonic                           121,000          408,753
         Other unbilled                              214,246          116,236
                                                 -----------      -----------
            Total                                  5,562,396        5,983,476
                                                 -----------      -----------
      Other                                          138,988          107,487
      Allowance for Uncollectible Accounts          (310,000)        (303,000)
                                                 -----------      -----------
               TOTAL                             $ 7,047,021      $ 7,719,925
                                                 ===========      ===========


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

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at December 31, 1999 and June 30, 1999. Certain U.S.
government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                                December 31,      June 30,
                                                    1999            1999
                                                ------------    ------------

            Finished products                     $  --           $  1,000
            Work in process                        206,780         286,193
            Raw materials                          165,430         302,052
                                                  --------        --------
                                                  $372,210        $589,245
                                                  ========        ========

Product Sales
-------------

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, cost of sales exceeds product sales due to significant changes in products, manufacturing methods, and sales volume.

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

------------------------------------------

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

------------------------------------------

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

Other Non-Operating Income
--------------------------

      Other non-operating income-net consists of the amortization of deferred gains, rental income and gains and losses on sale of fixed assets.

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                         Six Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Product Sales:
     Negative and positive electrodes              $ 1,119,953     $ 1,770,335
     Battery packs                                   1,004,762         237,520
     Machine building                                1,122,680           --
                                                   -----------     -----------
                                                   $ 3,247,395     $ 2,007,855
                                                   ===========     ===========
Royalties:
     Battery technology                            $ 1,676,424     $ 1,196,147
     Optical Memory                                     61,610          35,734
                                                   -----------     -----------
                                                   $ 1,738,034     $ 1,231,881
                                                   ===========     ===========
Revenues from product development agreements:
     Photovoltaics                                 $   873,531     $ 1,547,985
     Battery technology                              2,896,180       5,689,081
     Optical Memory                                    686,541       1,263,224
     Hydrogen                                        1,345,999          90,220
     Other                                             107,498          11,750
                                                   -----------     -----------
                                                   $ 5,909,749     $ 8,602,260
                                                   ===========     ===========
License and other agreements:
     Battery                                       $ 2,178,000     $ 4,484,000
                                                   ===========     ===========

      The following table presents revenues by country based on the location of the customer:

                                                         Six Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
         United States                             $ 9,755,095     $11,358,917
         Japan                                       3,638,752       5,489,262
         Hong Kong                                       --            797,045
         Netherlands                                   687,500           --
         Other countries                               268,644         401,419
                                                   -----------     -----------
                                                   $14,349,991     $18,046,643
                                                   ===========     ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 1999 and June 30, 1999, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                              December 31,        June 30,
                                                  1999              1999
                                              ------------      ------------

            Battery                            $1,752,072        $1,792,068
            Optical Memory                      2,062,635         2,090,035
                                               ----------        ----------
                                               $3,814,707        $3,882,103
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

United Solar

      GAAP requires ECD to carry its pre-May 1998 investments in United Solar (as well as ECD's other joint ventures) at zero, notwithstanding ECD's contributions to United Solar of licenses in the field of photovoltaics and other property and equipment in exchange for ECD's 49.98% interest in United Solar and notwithstanding Canon's investments of $55,000,000. In May 1998, ECD and Canon each invested $2,500,000 in United Solar to fund United Solar's continuing operations. In the year ended June 30, 1999, the Company loaned United Solar $2,500,000. This loan is convertible, at ECD's option, into additional shares of United Solar stock. In the six months ended December 31, 1999, ECD advanced United Solar an additional $900,000.

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

---------------------------------------------------

ownership share of United Solar) and ECD is required to record a non-cash, non-operating expense in the amount of the reduction in the carrying value of United Solar.

      The investment in United Solar will continue to be carried at an amount no higher than ECD's total cash investments ($5,900,000 at December 31, 1999) until United Solar becomes profitable (based upon its history of sustainable profits), at which time ECD will start to recognize over a period of years its share, if any, of the then equity of United Solar, and will recognize its proportionate share of United Solar's profits or losses on the equity method of accounting.

      The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.


                      UNITED SOLAR STATEMENTS OF OPERATIONS
                     -------------------------------------

                                             Three Months Ended              Six Months Ended
                                                December 31,                    December 31,
                                         -------------------------      ---------------------------
                                             1999           1998            1999           1998
                                         ------------   ------------    ------------   ------------
                                         (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)



Revenues                                 $ 2,572,284    $ 2,359,582     $ 5,526,134    $ 5,500,006

Operating Expenses
      Cost of sales                        2,973,827      2,683,129       6,029,489      6,367,713
      Product development                    677,280        643,762       1,383,730      1,380,279
      General and administrative             377,143        618,296         695,568      1,005,006
      Sales and marketing                    240,058        335,665         472,554        699,020
                                         -----------    -----------     -----------    -----------
           Total                           4,268,308      4,280,852       8,581,341      9,452,018
Other Income (Expense)                       218,927       (179,548)        456,669       (327,208)
                                         -----------    -----------     -----------    -----------
Net Loss                                 $(1,477,097)   $(2,100,818)    $(2,598,538)   $(4,279,220)
                                         ===========    ===========     ===========    ===========


                                       15

---------------------------------------------------


                           UNITED SOLAR BALANCE SHEETS
                          ---------------------------


                                                    December 31,      June 30,
                                                        1999            1999
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)
Current Assets:
    Cash and Cash Equivalents                        $   151,423    $   210,314
    Accounts Receivable                                2,129,663      3,025,485
    Inventory                                          3,618,156      2,629,643
    Other Current Assets                                 443,347        358,350
                                                     -----------    -----------
       Total Current Assets                            6,342,589      6,223,792
Property, Plant and Equipment (Net)                    8,558,183      9,465,050
Other Assets                                             234,703        219,351
                                                     -----------    -----------
       Total Assets                                  $15,135,475    $15,908,193
                                                     ===========    ===========
Current Liabilities:
    Accounts Payable and Accrued Expenses            $ 6,462,581    $ 4,197,061
    Note Payable-ECD                                   2,500,000      2,500,000
                                                     -----------    -----------
       Total Current Liabilities                       8,962,581      6,697,061
Note Payable-Canon                                     2,500,000      2,500,000
Lease Payable                                          6,468,333      6,908,033
Total Stockholders' Equity                            (2,795,439)      (196,901)
                                                     -----------    -----------
       Total Liabilities and Stockholders' Equity    $15,135,475    $15,908,193
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

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a joint venture, Ovonyx, Inc. (owned 50% by each of ECD and Mr. Lowrey together with an affiliate of Mr. Lowrey), to commercialize ECD's Ovonic Unified Memory.

---------------------------------------------------

      ECD has advanced Ovonyx $1,841,000 through December 31, 1999 ($559,000 in the current quarter), representing expenses for its operations which commenced on January 15, 1999. ECD has expensed the advances to Ovonyx, as incurred, pending third-party funding.

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

      In May 1999, ECD, Unique Mobility and EV Global formed the German private company, Unique Europa, headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany, to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. In October 1999, the private company changed its name to Innovative Transportation Systems.

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

NOTE E - Net Income (Loss) Per Share
------------------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and six months ended December 31 are computed as follows:



                                             Three Months Ended              Six Months Ended
                                                December 31,                    December 31,
                                         -------------------------      ---------------------------
                                             1999           1998            1999           1998
                                         ------------   ------------    ------------   ------------
                                         (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Weighted average number of
   shares outstanding                     13,384,411     12,783,195      13,383,565     12,806,812

Net income (loss)                        $(4,290,456)    $1,665,725     $(8,035,596)   $(3,558,270)

BASIC NET INCOME (LOSS) PER SHARE        $      (.32)    $      .13     $      (.60)   $      (.28)
                                         ===========     ==========     ===========    ===========
Weighted average number of
   shares outstanding                     13,384,411     12,783,195      13,383,565     12,806,812

Weighted average shares for
   dilutive securities                        --              5,773          --             --
                                         -----------     ----------     -----------    -----------
Average number of shares outstanding
   and potential dilutive shares          13,384,411     12,788,968      13,383,565     12,806,812

Net income (loss)                        $(4,290,456)    $1,665,725     $(8,035,596)   $(3,558,270)

DILUTED NET (INCOME) LOSS PER SHARE      $      (.32)    $      .13     $      (.60)   $      (.28)
                                         ===========     ==========     ===========    ===========

      Due to the Company's net losses, the weighted average shares of potential dilutive securities for 1999 of 129,085 (three months) and 167,974 (six months) and for 1998 dilutive securities of 179 (six months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Basic and diluted income per share for the three months ended December 31, 1998 were the same due to the fact that only 5,773 dilutive shares were added in the computation of diluted income per share. Additional securities of 4,859,851 (for both 1999

------------------------------------------------

periods) and 5,098,170 (for both 1998 periods) were excluded from the 1999 and 1998 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

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

--------------------------------------


      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                      ----------------------------------
                                (in thousands)

                                          Ovonic Battey     ECD     Consolidated
                                          -------------  ---------  ------------
Revenues*
   Three months ended December 31, 1999     $  5,303      $ 1,467     $  6,770
   Three months ended December 31, 1998       10,081        1,788       11,869

   Six months ended December 31, 1999       $ 10,171      $ 4,179     $ 14,350
   Six months ended December 31, 1998         14,973        3,074       18,047

Identifiable Assets
   Six months ended December 31, 1999       $ 11,267     $ 19,754     $ 31,021
   Six months ended December 31, 1998         16,153       31,063       47,216

Operating Income (Loss)
   Three months ended December 31, 1999     $ (2,650)    $ (1,101)    $ (3,751)
   Three months ended December 31, 1998          794         (454)         340

   Six months ended December 31, 1999       $ (5,677)    $ (1,508)    $ (7,185)
   Six months ended December 31, 1998         (3,161)        (933)      (4,094)
---------

 * All revenues are derived from external customers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

       The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1999, and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of results to be expected in future periods.

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

                              Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1998
-----------------

       The Company had a net loss from operations in the three months ended December 31, 1999, of $3,751,000 compared to a net income from operations of $340,000 for the three months ended December 31, 1998. The change resulted from a reduction in revenues to $6,770,000 in 1999 from $11,869,000 in 1998, partially offset by a $1,008,000 reduction in operating expenses. The revenue reduction primarily resulted from lower revenues from product development agreements ($2,837,000) and lower revenues from license and other agreements ($2,664,000), partially offset by a $458,000 increase in royalties. Revenues from license and other agreements in 1999 included a $1,778,000 license fee from a license agreement with Toshiba Battery Company, Ltd. ("Toshiba") for the HEV technology compared to a $4,400,000 license fee in 1998 from Sanyo Electric Co., Ltd. ("Sanyo").

       A large portion of the losses in 1999 was primarily due to the fact that, in accordance with GAAP, ECD must report its activities to further its advancements in its technologies as a loss. The ECD/Ovonic Battery programs in its Ovonic NiMH battery technology has led to a new family of batteries not only for HEVs, EVs and FCEVs, but also for a new universal battery platform that has included a much-needed addition to the Starter Lighter Ignition field where especially high voltages are required. ECD's continued investments in United Solar, its Ovonyx joint venture activities and its solid hydride development programs are all reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 1999 losses. In addition to the loss from operations, the Company incurred other expenses (net) of $539,000 in the three months ended December 31, 1999 compared to other income (net) of $1,325,000 in the same period in the prior year. 1998 included the $1,970,000 gain on the sale of Ovonic Battery Stock to Sanyo. Other income (expense) principally includes interest income and expense and equity losses. Due to better operating performance at United Solar, the Company incurred reduced charges for equity losses of $738,000 in 1999 compared to $1,027,000 in 1998. GAAP requires that the Company recognize its investments in United Solar's ongoing operations as a loss. The losses represent the Company's share of the losses of United Solar related to its investments in United Solar regardless of the value of the investment (see NOTE A of Notes to Consolidated Financial Statements).

       Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, increased 32% to $1,377,000 in the three months ended December 31, 1999 from $1,041,000 in the three months ended December 31, 1998. There were battery pack sales of $452,000 in 1999, compared to $238,000 in 1998, and machine-building revenues of $395,000 in 1999, compared to no revenues in 1998. The machine-building revenues in 1999 were applicable to a contract to build large-area microwave deposition equipment. Sales of negative and positive electrodes decreased $273,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. The Company has continued its development of advanced electrode materials to be introduced to its customers.

       Royalties increased 74% from $617,000 in the three months ended December 31, 1998 to $1,075,000 in the three months ended December 31, 1999. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives continues to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

       Revenues from product development agreements decreased 59% from $4,829,000 in the three months ended December 31, 1998, to $1,992,000 in the three months ended December 31, 1999. There were total increases in revenues from the conclusion of the Shell Hydrogen program in 1999 ($375,000 in 1999 compared to none in 1998), the hydrogen storage program with the Department of Energy ("DOE") ($224,000 in 1999 compared to none in 1998), and battery pack research ($201,000 compared to $45,000 in 1999). These increases in 1999 were more than offset by decreases in revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications (none in 1999 compared to $2,153,000 in 1998) and from contracts with NIST in the Company's optical memory and battery technologies ($870,000 in 1999 compared to $1,789,000 in 1998) and DOE and the National Renewable Energy Laboratory ("NREL") in photovoltaics ($257,000 in 1999 compared to $830,000 in 1998).

       Revenues from license and other agreements decreased from $4,442,000 in the three months ended December 31, 1998 to $1,778,000 in the three months ended December 31, 1999. The 1998 license fees included $4,400,000 from Sanyo. The 1999 revenues included a $1,778,000 license fee from Toshiba.

       Other revenues decreased by $392,000 from $940,000 in the three months ended December 31, 1998 to $548,000 in the three months ended December 31, 1999, primarily due to decreased billings for work performed for licensees of Ovonic Battery.

       The increase in cost of product sales from $2,215,000 in the three months ended December 31, 1998 to $2,288,000 in the three months ended December 31, 1999 was due to an increased level of machine building revenues in 1999. The reduced loss on product sales from $1,174,000 to $911,000 is a result of cost-reduction measures taken by the Company. While the Company has taken significant steps to reduce costs, the low sales volume, combined with high fixed costs, results in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

       The Company incurred expenses of $6,465,000 ($2,260,000 funded and $4,205,000 unfunded) in the three months ended December 31, 1999 for product development compared to expenses of $7,883,000 ($4,886,000 funded and $2,997,000 unfunded) in the three months ended December 31, 1998. The expenditures were primarily for continued development of the Company's "family of batteries" products as well as work performed on the OUM program.

       Expenses were incurred in 1999 and 1998 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $420,000 in the three months ended December 31, 1999 from $403,000 in the three months ended December 31, 1998.

       The increase in operating, general and administrative expenses from $1,028,000 in the three months ended December 31, 1998 to $1,348,000 in the three months ended December 31, 1999 was primarily related to decreased allocations to cost of revenues from product development agreements and increased depreciation expense in 1999.

       The change from other income (net) of $1,325,000 in the three months ended December 31, 1998, compared to other expense (net) of $539,000 in the three months ended December 31, 1999, was due principally to $1,970,000 gain on the sale of Ovonic Battery Stock in 1998 to Sanyo. In the three months ended December 31, 1999, other expense (net) was lower due to significantly improved operating performance of United Solar in 1999, which reduced ECD's share of United Solar's losses, and to decreased interest income.

Six Months Ended December 31, 1999 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 1998
-----------------

       The  Company  had a net loss  from  operations  in the six  months  ended
December 31, 1999, of $7,185,000 compared to a net loss from operations of $4,094,000 for the six months ended December 31, 1998. The change resulted from a reduction in revenues to $14,350,000 in 1999 from $18,047,000 in 1998, partially offset by a $605,000 reduction in operating expenses. The revenue reduction primarily resulted from lower revenues from product development agreements ($2,693,000) and lower revenues from license and other agreements ($2,306,000), partially offset by a $506,000 increase in royalties. Revenues from license agreements in 1999 included $1,778,000 from a license agreement with Toshiba for the HEV technology and $400,000 from Japan Storage, compared to a $4,400,000 license fee in 1998 from Sanyo.

       A large portion of the losses in 1999 was primarily due to the fact that, in accordance with GAAP, ECD must report its activities to further its advancements in its technologies as a loss. The ECD/Ovonic Battery programs in its Ovonic NiMH battery technology has led to a new family of batteries not only for HEVs, EVs and FCEVs, but also for a new universal battery platform that has included a much-needed addition to the Starter Lighter Ignition field where especially high voltages are required. ECD's continued investments in United Solar, its Ovonyx joint venture activities and its solid hydride development programs are all reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 1999 losses. In addition to the loss from operations, the Company incurred other expenses (net) of $850,000 in the six months ended December 31, 1999 compared to other income (net) of $536,000 in the same period in the prior year. 1998 included a $1,970,000 gain on the sale of Ovonic Battery Stock to Sanyo. Other income (expense) principally includes interest income and expense and equity losses. Due to better operating performance at United Solar, the Company incurred reduced charges for equity losses of $1,298,000 in 1999 compared to $2,116,000 in 1998. GAAP requires that the Company recognize its investments in United Solar's ongoing operations as a loss. The losses represent the Company's share of the losses of United Solar related to its investments in United Solar regardless of the value of the investment (see NOTE A of Notes to Consolidated Financial Statements).

       Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, increased 62% to $3,247,000 in the six months ended December 31, 1999 from $2,008,000 in the six months ended December 31, 1998. There were battery pack sales of $1,005,000 in 1999 compared to $238,000 in 1998 and machine-building revenues of $1,123,000 in 1999 compared to no revenues in 1998. The machine-building revenues in 1999 were applicable to a contract to build large-area microwave deposition equipment. Sales of negative and positive electrodes decreased $650,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. The Company has continued its development of advanced electrode materials to be introduced to its customers.

       Royalties increased 41% from $1,232,000 in the six months ended December 31, 1998 to $1,738,000 in the six months ended December 31, 1999. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives continues to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

       Revenues from product development agreements decreased 31% from $8,602,000 in the six months ended December 31, 1998 to $5,910,000 in the six months ended December 31, 1999. There were total increases in product development agreements of $1,766,000 which were due to substantially increased revenues from the conclusion of the Shell Hydrogen program in 1999 ($688,000 in 1999 compared to none in 1998) and the hydrogen storage program with the DOE ($658,000 in 1999 compared to $90,000 in 1998). These increases in 1999 were more than offset by decreases in revenues resulting from the conclusion of a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,002,000 in 1999 compared to $4,077,000 in 1998) from contracts with DOE and NREL in photovoltaics ($828,000 in 1999 compared to $1,548,000 in 1998) and contracts with NIST in the Company's optical memory and battery technologies ($2,145,000 in 1999 compared to $2,777,000 in 1998).

       Revenues from license and other agreements decreased from $4,484,000 in the six months ended December 31, 1998 to $2,178,000 in the six months ended December 31, 1999. The 1998 license fees included $4,400,000 from Sanyo. The 1999 revenues included a $1,778,000 license fee from Toshiba Battery and $400,000 from Japan Storage.

       Other revenues decreased by $444,000 from $1,721,000 in the six months ended December 31, 1998 to $1,277,000 in the six months ended December 31, 1999, primarily due to decreased billings for work performed for licensees of Ovonic Battery.

       The increase in cost of product sales from $4,307,000 in the six months ended December 31, 1998 to $4,638,000 in the six months ended December 31, 1999 was due to an increased level of machine building revenues in 1999. The reduced loss on product sales from $2,299,000 to $1,391,000 is a result of cost-reduction measures taken by the Company. While the Company has taken significant steps to reduce costs, the low sales volume, combined with high fixed costs, results in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

       The Company incurred expenses of $13,236,000 ($5,898,000 funded and $7,338,000 unfunded) in the six months ended December 31, 1999 for product development compared to expenses of $14,820,000 ($8,917,000 funded and $5,903,000 unfunded) in the six months ended December 31, 1998. The expenditures were primarily for continued development of the Company's "family of batteries" products as well as work performed on the OUM program.

       Expenses were incurred in 1999 and 1998 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $893,000 in the six months ended December 31, 1999 from $828,000 in the six months ended December 31, 1998.

       The increase in operating, general and administrative expenses from $2,185,000 in the six months ended December 31, 1998 to $2,768,000 in the six months ended December 31, 1999 was primarily related to decreased allocations to cost of revenues from product development agreements and increased depreciation expense in 1999.

       The change from other income (net) of $535,000 in the six months ended December 31, 1998, compared to other expense (net) of $850,000 in the six months ended December 31, 1999, was due principally to $1,970,000 gain on the sale of Ovonic Battery Stock in 1998 to Sanyo. In the six months ended December 31, 1999, other expense (net) was lower due to significantly improved operating performance of United Solar in 1999, which reduced ECD's share of United Solar's losses, and to decreased interest income.

                         Liquidity and Capital Resources

       As of December 31, 1999, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $19,466,000, a decrease of
$7,331,000 from June 30, 1999. As of December 31, 1999, the Company had consolidated working capital of $11,306,000 compared with a consolidated working capital of $18,439,000 as of June 30, 1999.

       The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. As a result of the issuance of the basic patents for NiMH batteries and phase-change optical memory in Japan, various new agreements are under discussion. Other important areas of the Company's development are the use of the Company's photovoltaic technology and its proprietary hydrogen storage technology for storing, transporting and using hydrogen for a wide range of portable and stationary applications, with vehicles being of prime importance. Hydrogen is clean, abundant and considered the ultimate fuel. The barrier to the use of hydrogen as a fuel has been a lack of a viable means to transport and store it.

       ECD's joint venture, Ovonyx, owned equally by ECD and by Mr. Lowrey (together with an affiliate of Mr. Lowrey) expects to pursue semiconductor device manufacturing as well as licensing of selected applications of ECD's OUM, a unique thin-film nonvolatile solid-state memory. In November 1999, Ovonyx entered into a royalty-bearing agreement with Lockheed Martin Space Electronics and Communications to commercialize ECDs OUM to replace Flash, DRAM, FPGA and other electronic devices in radiation-hardened space and military applications. Ovonyx and ECD are in negotiations with new strategic partners for funding to commercialize ECD's OUM and to repay the amounts advanced by ECD to Ovonyx ($1,841,000 through December 31, 1999).

       In the six months ended December 31, 1999, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba for its HEV technology. In addition, Japan Storage, a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $400,000 pursuant to certain terms contained in the previous license agreement with Japan Storage.

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

       During the six months ended December 31, 1999, $4,841,000 of cash was used in operations. The difference between the net loss of $8,036,000 and the net cash used in operations was due to ECD's $1,298,000 share of the losses in United Solar relating to ECD's investment of cash in United Solar's future growth and the Company's depreciation expense. In the six months ended December 31, 1999, ECD advanced $900,000 to United Solar (bringing its total investment to $5,900,000), providing funding for new opportunities in the worldwide photovoltaic market served by United Solar's unique products which offer particular advantages to the satellite and telecommunications industries. In addition, $293,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations, during this period.

       The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. ECD has been awarded government contracts with various governmental agencies (Department of Energy, National Renewable Energy Laboratory, National Institute of Standards, etc.) and with various industry partners. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

       During the next 12 months, the Company expects to purchase up to $500,000 of machinery and equipment. ECD advanced to United Solar $2,500,000 in May 1998, $2,500,000 during the year ended June 30, 1999, and an additional $900,000 during the period July 1, 1999 to December 31, 1999. In addition, ECD advanced an additional $900,000 during the period January 1, 2000 to February 14, 2000.

       The Company has a financing arrangement with Standard Federal Bank for a $3,000,000 line of credit bearing an interest rate at prime rate which expires on March 31, 2001. The Company does not expect to use any of this available financing during the next 12 months.

       As previously noted, the Company's strategy is to finance its operations and growth through the formation of strategic alliances to further commercialize its products. While the Company is in negotiations concerning its NiMH battery, hydrogen storage, photovoltaics, OUM, phase-change optical memory and production systems technologies with a number of companies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

       The  Company  is  not  aware  of  events  or  circumstances   that  would
significantly alter royalty revenues for the next 12 months.

       In February 1999, ECD received a contract (for approximately $2,060,000) to build large-area microwave deposition equipment. This new contract provides the platform for the commercialization of ECD's passive coatings technology and equipment to manufacture products incorporating such technology. The receipt of this order directly results from the research and development conducted by ECD, the costs of which were recorded as losses in prior years. Through December 31, 1999, ECD has recognized revenues of $1,451,000 in connection with this contract. This contract is nearing completion and the Company expects to obtain approval of this machine at its facility in the quarter ending March 31, 2000 at which time it will be shipped to the customer's location for final acceptance. Machine building is a cyclical but an important part of ECD's business. While there is no other backlog of machine-building contracts as of December 31, 1999, negotiations are in progress with a number of companies for additional machine-building contracts that could provide revenues in the coming year and beyond.

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

       Due to the recent increase in its stock price, the Company has received since January 1, 2000, approximately $3,800,000 in proceeds from the exercise of employee stock options. While there are additional employee stock options which may be exercised, the Company is unable to predict the amount nor the timing of such exercises.

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

       The Company formulated and completed a Year 2000 Plan to address the Company's Year 2000 Issues. The Company evaluated its financial, business reporting and data processing as well as other software applications, including, but not limited to, its computerized laboratory manufacturing equipment and embedded chips, to identify any Year 2000 Issues to ensure that there were no material disruptions in the Company's operations. Most non- compliant software was upgraded from equipment manufacturers and software providers. The cost of Year 2000 compliance was approximately $255,000 and was comprised of the purchase of upgraded software and new or upgraded computers.

       The Company experienced no significant Year 2000 problems. The Company will continue to monitor its Year 2000 compliance and that of its customers, suppliers and other third parties on which it relies. The Company can give no assurance that any Year 2000 problems which may develop would not significantly disrupt the Company's business.

                           PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

       At the Annual Meeting of Stockholders (the "Meeting") of ECD held on January 27, 2000, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                           For           Withheld Authority
                                        ----------       ------------------

       Stanford R. Ovshinsky            16,940,234             629,001
       Iris M. Ovshinsky                16,939,814             629,421
       Robert C. Stempel                16,954,931             614,304
       Nancy M. Bacon                   16,950,796             618,439
       Kenneth R. Baker                 16,960,031             609,204
       Umberto Colombo                  16,959,801             609,434
       Subhash K. Dhar                  16,955,006             614,229
       Hellmut Fritzsche                16,929,371             639,864
       Joichi Ito                       16,924,571             644,664
       Seymour Liebman                  16,927,971             641,264
       Tyler Lowrey                     16,960,031             609,204
       Walter J. McCarthy, Jr.          16,958,931             610,304
       Florence I. Metz                 16,958,731             610,504
       Nathan J. Robfogel               16,957,301             611,934
       Stanley K. Stynes                16,926,841             642,394

       At the Meeting, the stockholders approved a proposal to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 30,000,000 with 10,458,121 Common Stock votes, 5,497,825 Class A Common Stock votes and 430,000 Class B Common Stock votes cast for the proposal. There were 1,096,445 Common Stock votes cast against the proposal and 86,844 Common Stock abstentions.

       Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 2000 (with 17,315,208 for, 224,757 against, and 29,270 abstentions).

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

       A.  Exhibits
           --------

           Exhibit 27.    Financial Data Schedule (Edgar version)

       B.  Reports on Form 8-K
           -------------------

           None

                                   SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Energy Conversion Devices, Inc.
                                       -------------------------------
                                       (Registrant)



                            By:        /s/ Stephan W. Zumsteg
                                       -------------------------------
                                       Stephan W. Zumsteg
Date:  February 14, 2000               Treasurer



                            By:        /s/ Stanford R. Ovshinsky
                                       -------------------------------
                                       Stanford R. Ovshinsky
Date:  February 14, 2000               President and Chief Executive Officer