Form 10-Q
period 2000-03-31
ENERGY CONVERSION DEVICES INC
filed 2000-05-15
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

For the period ended                MARCH 31, 2000
                     -----------------------------------------------------------
                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------- to -----------------------

                 Commission file number      1-8403
                                        ----------------

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
                                               -----      -----

      As of May 12, 2000, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 14,306,388 shares of Common Stock outstanding.


                              Page 1 of 31 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
------   --------------------

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                       March 31,                      March 31,
                                              ---------------------------   ---------------------------
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------

REVENUES
 Product sales                                $    790,188   $ 1,123,552    $  4,037,583   $ 3,131,407
 Royalties                                         795,820       715,939       2,533,854     1,947,820
 Revenues from product development
    agreements                                   1,719,362     4,117,937       7,629,111    12,741,733
 Revenues from license and other agreements      1,000,000       232,000       3,178,000     4,716,000
 Other                                           3,172,051     1,131,349       4,448,864     2,912,344
                                              -------------  ------------   -------------   -----------
    TOTAL REVENUES                               7,477,421     7,320,777      21,827,412    25,449,304

EXPENSES
 Cost of product sales                           1,936,503     1,609,154       6,574,991     5,916,358
 Cost of revenues from product
    development agreements                       1,816,234     4,060,165       7,714,197    12,977,151
 Product development and research                4,225,171     2,927,279      11,562,991     8,830,364
 Patents                                           356,800       449,780       1,250,159     1,277,909
 Operating, general and administrative           2,210,692     2,553,961       4,978,196     4,739,015
                                              -------------  ------------   -------------   -----------
    TOTAL EXPENSES                              10,545,400    11,600,339      32,080,534    33,740,797
                                              -------------  ------------   -------------   -----------

LOSS FROM OPERATIONS                            (3,067,979)   (4,279,562)    (10,253,122)   (8,291,493)

OTHER INCOME (EXPENSE)
 Gain on sale of Ovonic Battery Company
    stock                                             -             -             -          1,970,000
 Equity interest in United Solar's net loss       (658,000)     (992,000)     (1,956,000)   (3,107,914)
 Interest expense                                  (88,396)     (129,365)       (304,652)     (436,670)
 Interest income                                   366,640       300,309         785,542       981,860
 Other nonoperating income (net)                   132,967       128,788         377,868       354,117
                                              -------------  ------------   -------------   -----------
    TOTAL OTHER EXPENSE                           (246,789)     (692,268)     (1,097,242)     (238,607)
                                              -------------  ------------   -------------   -----------

NET LOSS                                      $ (3,314,768)  $(4,971,830)   $(11,350,364)   $(8,530,100)
                                              =============  ============   =============   ============

BASIC NET LOSS PER SHARE                      $       (.24)  $      (.38)   $       (.84)   $      (.66)
                                              =============  ============   =============   ============

DILUTED NET LOSS PER SHARE                    $       (.24)  $      (.38)   $       (.84)   $      (.66)
                                              =============  ============   =============   ============


See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                   (Unaudited)

                                                                 March 31,         June 30,
                                                                   2000              1999
                                                              --------------    --------------
CURRENT ASSETS
   Cash, including cash equivalents of
     $19,564,000 as of March 31, 2000 and
     $19,026,000 as of June 30, 1999                          $ 19,569,417      $ 19,076,983
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $310,000 at March 31, 2000 and
     $303,000 at June 30, 1999)                                  4,146,915         6,296,097
   Amounts due from related parties                              4,345,809         1,423,828
   Inventories                                                     409,566           589,245
                                                              -------------     -------------

     TOTAL CURRENT ASSETS                                       28,471,707        27,386,153

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                      312,588           312,588
   Buildings and improvements                                    3,828,864         3,733,816
   Machinery and other equipment (including
        construction in progress of approximately
        $610,000 at March 31, 2000 and
        $844,000 at June 30, 1999)                              18,685,821        18,353,014
   Capitalized lease equipment                                   4,982,140         4,988,672
                                                              -------------     -------------
                                                                27,809,413        27,388,090

Less accumulated depreciation and amortization                 (21,061,237)      (19,449,827)
                                                              -------------     -------------

     TOTAL PROPERTY, PLANT AND EQUIPMENT                         6,748,176         7,938,263

Investments in EV Global and Innovative Transportation Systems   2,239,716         2,239,716

JOINT VENTURES
   United Solar                                                     -                956,411
   GM Ovonic                                                        -                  -
   Ovonyx                                                           -                  -
   Ovonic Media                                                     -                  -
   Sovlux                                                           -                  -

OTHER ASSETS                                                     1,223,059         1,287,455
                                                              -------------     -------------

TOTAL ASSETS                                                  $ 38,682,658      $ 39,807,998
                                                              =============     =============


See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)

                                                                March 31,        June 30,
                                                                  2000             1999
                                                              ------------     -------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $  4,503,855     $   4,707,158
     Salaries, wages and amounts withheld
        from employees                                           1,438,810         1,581,447
     Deferred revenues under business
        agreements                                               1,410,821         1,349,087
     Current installments on long-term
        liabilities                                              1,285,667         1,309,508
                                                              -------------    --------------
           TOTAL CURRENT LIABILITIES                             8,639,153         8,947,200

LONG-TERM LIABILITIES                                            1,735,980         2,679,936

DEFERRED GAIN                                                      779,337         1,110,132

NON-REFUNDABLE ADVANCE ROYALTIES                                 3,790,005         3,882,103
                                                              -------------    --------------
           TOTAL LIABILITIES                                    14,944,475        16,619,371

STOCKHOLDERS' EQUITY
     Capital Stock
        Class A Convertible Common Stock,
        par value $0.01 per share:
           Authorized - 500,000 shares
           Issued & outstanding - 219,913 shares                     2,199             2,199
        Class B Convertible Common Stock,
        par value $0.01 per share:
           Authorized, issued and outstanding - 430,000 shares       4,300             4,300
        Common Stock, par value $0.01 per share:
           Authorized - 30,000,000 shares
           Issued & outstanding - 13,754,388
           shares at March 31, 2000 and
           12,841,270 shares at June 30, 1999                      137,544           128,413
     Additional paid-in capital                                245,241,588       233,861,099
     Accumulated deficit                                      (216,878,316)     (205,527,952)
     Treasury stock at cost - 109,400 shares at
        March 31, 2000 and at June 30, 1999                     (1,028,092)       (1,028,092)
     Unearned compensation on Class B Convertible
        Common Stock                                            (3,741,040)       (4,251,340)
                                                              -------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                      23,738,183        23,188,627
                                                              -------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 38,682,658     $  39,807,998
                                                              =============    ==============

See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                 -------------------------------
                                                                      2000             1999
                                                                 --------------   --------------
OPERATING ACTIVITIES:
     Net loss                                                    $ (11,350,364)   $ (8,530,100)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                             1,640,615       1,342,818
           Equity interest in United Solar's net loss                1,956,000       3,107,914
           Gain on sale of Ovonic Battery stock                          -          (1,970,000)
           Creditable royalties                                        (92,098)        480,638
           Stock and options issued for services rendered              787,002         554,150
           Amortization of deferred gain                              (330,795)       (330,749)
           Loss on disposal of capital equipment                         4,958          25,000
     Changes in working capital
           Accounts receivable and amounts due
              from related parties                                    (772,799)      3,693,595
           Inventories                                                 179,679         457,726
           Other assets                                                 64,396         230,177
           Accounts payable and accrued expenses                      (345,940)        200,111
           Deferred revenues under business agreements                  61,734         905,733
                                                                 --------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                           (8,197,612)        167,013

INVESTING ACTIVITIES:
     Purchases of capital equipment (net)                             (455,485)       (998,007)
     Investment in United Solar                                       (999,589)     (1,650,000)
     Other                                                               -             (12,308)
                                                                 --------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                               (1,455,074)     (2,660,315)

FINANCING ACTIVITIES:
     Purchase of treasury stock                                          -            (419,284)
     Principal payments under short-term and long-term debt
        and capitalized lease obligations                             (967,797)       (986,624)
     Proceeds from sale of stock of subsidiary                         -             1,970,000
     Proceeds from stock option exercises                           10,712,917         423,224
     Proceeds from issuance of warrants                                400,000           -
                                                                 --------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           10,145,120         987,316

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   492,434      (1,505,986)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    19,076,983      25,786,112
                                                                 --------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  19,569,417    $ 24,280,126
                                                                 ==============   ============

See notes to consolidated financial statements.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                            Nine Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                          $ 304,652   $ 436,670

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000
          -----------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and nine months ended March 31, 2000 (fiscal 2000) and 1999 (fiscal 1999) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. ("ECD") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

      The consolidated financial statements include the accounts of ECD and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. ("Ovonic Battery"), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride ("NiMH") battery technology (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. ("Honda"), Sanyo Electric Company, Ltd. ("Sanyo") and Sanoh Industrial Company, Ltd. ("Sanoh"). Due to cumulative losses incurred by Ovonic Battery, no minority interest is recorded in the consolidated financial statements.

      ECD has a number of strategic alliances and has four major investments accounted for by the equity method: (i) United Solar Systems Corp. ("United Solar") (49.98%), ECD's photovoltaic (solar energy) joint venture with Canon Inc. of Japan ("Canon") (in April, ECD purchased Canon's share of United Solar as part of an agreement with Bekaert Corporation, a wholly owned subsidiary of N.V. Bekaert S.A. ("Bekaert"), in a transaction more fully described in Note D);
(ii) GM Ovonic L.L.C. ("GM Ovonic") (40%), Ovonic Battery's joint venture with General Motors Corporation ("General Motors") to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications; (iii) Ovonyx, Inc. ("Ovonyx"), a 41.7%-owned joint venture with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., Intel Corporation ("Intel") and other investors, to commercialize ECD's Ovonic Unified Memory ("OUM"); and (iv) Ovonic Media L.L.C. ("Ovonic Media"), a joint venture owned 51% by General Electric Company through its GE Plastics business unit and 49% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. ("Sovlux"). See Note D for discussion of all of ECD's ventures.

------------------------------------------

Investments in EV Global Motors Company ("EV Global") and Innovative
--------------------------------------------------------------------
Transportation Systems A.G. ("Innovative Transportation")
---------------------------------------------------------


      The Company accounts for its investments in EV Global, a non-public company, and Innovative Transportation, the successor to Unique Europa GmbH ("Unique Europa"), on the cost method basis of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months and nine months ended March 31, 1999 have been reclassified to be consistent with the classification of items in the three months and nine months ended March 31, 2000.

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

      The Company's total comprehensive loss was as follows:


                                     Three Months Ended           Nine Months Ended
                                         March 31,                    March 31,
                                 --------------------------   ---------------------------
                                     2000          1999           2000           1999
                                 ------------  ------------   -------------  ------------
                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                                 ------------  ------------   -------------  ------------

Net Loss                         $(3,314,768)  $(4,971,830)   $(11,350,364)  $(8,530,100)
OTHER COMPREHENSIVE LOSSES:
Unrealized losses on securities       -            (88,000)         -           (363,000)
                                 ------------  ------------   -------------  ------------
COMPREHENSIVE LOSSES             $(3,314,768)  $(5,059,830)   $(11,350,364)  $(8,893,100)
                                 ============  ============   =============  ============



                                      8

------------------------------------------

Accounts Receivable

      The following tabulation shows the component elements of accounts receivable from long-term contracts, royalties and other programs:

                                                    March 31,       June 30,
                                                      2000            1999
                                                   -----------    ------------
      U.S. Government:
         Amounts billed                            $  761,461     $1,055,313
         Unbilled                                     463,866        876,649
                                                   -----------    -----------
            Total                                   1,225,327      1,931,962
                                                   -----------    -----------

      Commercial Customers:
         Amounts billed                               850,826        910,848
         Related party billed
               - United Solar                       2,333,357        184,200
               - Ovonyx                             1,021,003           -
               - GM Ovonic                            553,330        830,875
         Royalties                                  1,163,345      1,430,731
         License fees                                 128,000           -
         Due per contracts                            117,899      2,101,833
         Related party unbilled
               - United Solar                         291,719           -
               - GM Ovonic                            146,400        408,753
         Other unbilled                               717,115        116,236
                                                   -----------    -----------
            Total                                   7,322,994      5,983,476
                                                   -----------    -----------

      Other                                           254,403        107,487

      Allowance for Uncollectible Accounts           (310,000)      (303,000)
                                                   -----------    -----------

            TOTAL                                  $8,492,724     $7,719,925
                                                   ===========    ===========

      Amounts due per contracts, related party unbilled, and other unbilled from commercial customers represent revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, for which amounts are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at March 31, 2000 and June 30, 1999. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

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

      Inventories (principally those of Ovonic Battery) are as follows:

                                                March 31,     June 30,
                                                  2000          1999
                                              ------------  ------------

         Finished products                    $  13,340     $   1,000
         Work in process                        274,970       286,193
         Raw materials                          121,256       302,052
                                              ---------     ---------
                                              $ 409,566     $ 589,245
                                              =========     =========

Product Sales
-------------

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts and some battery packs are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped.

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

      For ECD royalties there is a royalty trust whereby ECD is obligated to pay to the trust 25% of optical memory royalties received and for certain Ovonic Battery royalties there is a contingent fee arrangement whereby Ovonic Battery is obligated to pay to a law

------------------------------------------

firm 25% (subject to a cap) of Ovonic Battery royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

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

------------------------------------------

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

Other Operating Revenues
------------------------

      Other operating revenues consist principally of reimbursement of expenses paid by the Company for providing services to certain related parties and third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory and changes in estimates of revenues recognized on certain customers and contracts.

Other Non-Operating Income
--------------------------

      Other non-operating income-net consists of the amortization of deferred gains and rental income.

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                        Nine Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2000          1999
                                                    -----------   -----------
Product Sales:
    Negative and positive electrodes                $ 1,224,904   $ 2,439,036
    Battery packs                                     1,364,799       621,267
    Machine building                                  1,447,880        71,104
                                                    -----------   -----------
                                                    $ 4,037,583   $ 3,131,407
                                                    ===========   ===========
Royalties:
    Battery technology                              $ 2,430,335   $ 1,889,518
    Optical memory                                      103,519        58,302
                                                    -----------   -----------
                                                    $ 2,533,854   $ 1,947,820
                                                    ===========   ===========
Revenues from Product Development Agreements:
    Photovoltaic                                    $ 1,172,193   $ 2,113,556
    Battery technology                                3,847,257     8,618,077
    Optical memory                                      905,583     1,877,228
    Hydrogen                                          1,596,580       102,586
    Other                                               107,498        30,286
                                                    -----------   -----------
                                                    $ 7,629,111   $12,741,733
                                                    ===========   ===========
License and Other Agreements:
    Optical memory                                       -        $     90,000
    Battery technology                              $ 3,178,000      4,626,000
                                                    -----------   ------------
                                                    $ 3,178,000   $  4,716,000
                                                    ===========   ============


      The following table presents revenues by country based on the location of the customer:
                                                        Nine Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2000          1999
                                                    -----------   -----------

        United States                               $15,426,582   $18,016,308
        Japan                                         5,207,603     6,132,568
        Hong Kong                                         -           748,482
        Netherlands                                     750,000         -
        Other countries                                 443,227       551,946
                                                    -----------   -----------
                                                    $21,827,412   $25,449,304
                                                    ===========   ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2000 and June 30, 1999, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                              March 31,       June 30,
                                                2000            1999
                                            ------------    ------------

        Battery                             $ 1,732,074     $ 1,792,068
        Optical Memory                        2,057,931       2,090,035
                                            -----------     -----------
                                            $ 3,790,005     $ 3,882,103
                                            ===========     ===========


NOTE D - Joint Ventures and Investments
---------------------------------------

      Intellectual property resulting from the Company's investments in its technologies are valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and joint venture partners provide cash.

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

United Solar

      In April 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment by Bekaert in a new manufacturing plant with an annual capacity of 25 megawatts
(MW) to be designed and built by ECD, a sales and marketing expansion program and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

      The new ECD-Bekaert strategic alliance will operate through two related companies, United Solar, which will be owned 81% by ECD and 19% by Bekaert, and a new assembly,

---------------------------------------------------

marketing and sales company, Bekaert-ECD Solar Systems LLC ("Bekaert-ECD"), which will be owned 60% by Bekaert and 40% by United Solar. The combined operations of United Solar and Bekaert-ECD are expected to initially result in ECD and Bekaert each having a 50% economic benefit. In April 2000, at the closing of the aforementioned transactions, ECD received a total of $7,000,000 from United Solar and Bekaert-ECD. Of this amount, $5,000,000 was an advance on the 25 MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar. Effective April 1, 2000, ECD will be consolidating United Solar in ECD's financial statements.

      As part of ECD's acquisition of Canon's interest in United Solar, ECD issued 700,000 shares of ECD Common Stock to Canon. The acquisition, which resulted in ECD's ownership in United Solar to increase from 49.98% to 81%, will be recorded under the purchase method of accounting. The Company will allocate the purchase price for this acquisition to the net assets of United Solar. Preliminary estimates indicate that the value of the net assets acquired exceed the purchase price resulting in negative goodwill, which will result in a reduction of consolidated expenses. The Company, under GAAP, will allocate this negative goodwill to reduce United Solar's long-term assets and applicable depreciation expense. Any remaining negative goodwill will then be amortized over seven years on a straight-line basis. The table below reflects unaudited pro forma combined results of the Company and United Solar for the nine months ended March 31, 2000, and March 31, 1999, as if this acquisition had taken place at the beginning of fiscal 2000 and fiscal 1999:

                                                   Nine Months Ended
                                                       March 31,
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------

      Total Revenues                           $ 31,197,539   $ 33,983,889
      Net Loss                                 $(12,983,610)  $(11,639,961)
      Net Loss Per Share                       $    (.96)     $    (.81)


      The following sets forth certain financial data regarding United Solar that are derived from United Solar's financial statements.

---------------------------------------------------

                    UNITED SOLAR STATEMENTS OF OPERATIONS
                    -------------------------------------

                                       Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,
                                  --------------------------   --------------------------
                                      2000          1999           2000          1999
                                  ------------  ------------   ------------  ------------
                                  (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                  ------------  -----------    -----------   -----------

   Revenues                       $ 3,056,668   $ 3,034,580    $ 9,370,127   $ 8,534,585
   Operating Expenses
      Cost of product sales         3,393,496     3,461,166      9,415,151     9,828,878
      Research and development        620,508       805,027      2,004,237     2,185,306
      General and administrative      379,289       289,172      1,097,399     1,294,178
      Sales and marketing             254,036       213,060        749,453       912,080
                                  ------------  ------------   ------------  ------------
        Total                       4,647,329     4,768,425     13,266,240    14,220,442
   Other Expense                     (219,755)     (204,710)      (535,055)     (531,918)
                                  ------------  ------------   ------------  ------------
   Net Loss                       $(1,810,416)  $(1,938,555)   $(4,431,168)  $(6,217,775)
                                  ============  ============   ============  ============



                         UNITED SOLAR BALANCE SHEETS
                         ---------------------------

                                                        March 31,     June 30,
                                                          2000          1999
                                                      ------------  ------------
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Current Assets:
     Cash and Cash Equivalents                        $   162,087   $   210,314
     Accounts Receivable                                2,458,916     3,025,485
     Inventory                                          3,911,701     2,629,643
     Other Current Assets                                 371,626       358,350
                                                      ------------  ------------
         Total Current Assets                           6,904,330     6,223,792
Property, Plant and Equipment (Net)                     8,133,138     9,465,050
Other Assets                                              236,885       219,351
                                                      ------------  ------------
         Total Assets                                 $15,274,353   $15,908,193
                                                      ============  ============

Current Liabilities:
     Accounts Payable and Accrued Expenses            $ 5,156,455   $ 3,646,215
     Note Payable-ECD                                   5,500,000     2,500,000
                                                      -----------   ------------
         Total Current Liabilities                     10,656,455     6,146,215
Note Payable-Canon                                      2,500,000     2,500,000
Lease Payable                                           6,745,967     7,458,879
Total Stockholders' Equity                             (4,628,069)     (196,901)
                                                      ------------  ------------
         Total Liabilities and Stockholders' Equity   $15,274,353   $15,908,193
                                                      ============  ============

---------------------------------------------------

GM Ovonic

      In 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles (EVs) and hybrid electric vehicles (HEVs) and fuel cell electric vehicles (FCEVs). General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the production of batteries.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a joint venture, Ovonyx (initially owned 50% by ECD and the balance owned by Mr. Lowrey together with an affiliate of Mr. Lowrey), to commercialize ECD's Ovonic Unified Memory. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a non-exclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. As a result, ECD currently owns 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $2,521,000 through March 31, 2000 ($681,000 in the current quarter), representing services performed for its operations which commenced on January 15, 1999. ECD has received payment for $1,500,000 for these services as of March 31, 2000, and the remaining balance is included in accounts receivable.

      There are no financial statements currently available for Ovonyx.

Ovonic Media

      In March 2000, ECD and General Electric formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. This joint venture is owned 51% by General Electric Company through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture. ECD received a multi-million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll

---------------------------------------------------

technology for the ultra-high-speed manufacture of optical media products primarily rewritable DVDs.

      There are no financial statements currently available for Ovonic Media.

Investments in EV Global and Innovative Transportation

      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement ("Agreement") which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock.

      In May 1999, ECD, Unique Mobility and EV Global formed the German private company, Unique Europa, headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany, to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. In October 1999, the business and assets of Unique Europa were restructured in a new company, Innovative Transportation.

      Innovative Transportation has been initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD, resulting in an initial share interest of 33.2%. ECD's share interest decreased to 5.8% in October 1999 due to cash investment by an additional shareholder.

      Innovative Transportation is in its formative stage and, as such, there are no financial statements currently available for Innovative Transportation.

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

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant, an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology.

---------------------------------------------------

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.


NOTE E - Net Income (Loss) Per Share
------------------------------------



      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and nine months ended March 31 are computed as follows:

                                         Three Months Ended           Nine Months Ended
                                             March 31,                    March 31,
                                    --------------------------   ---------------------------
                                        2000          1999           2000           1999
                                    ------------  ------------   ------------   ------------
                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                                    ------------  -----------    ------------   ------------

     Weighted average number of
        shares outstanding           13,880,425    13,160,773     13,549,799     12,923,179
                                    ============  ============   ============   ============

     Net loss                       $(3,314,768)  $(4,971,830)   $(11,350,364)  $(8,530,100)
                                    ============  ============   =============  ============

     BASIC NET LOSS PER SHARE       $      (.24)  $      (.38)   $       (.84)  $      (.66)
                                    ============  ============   =============  ============

     DILUTED NET LOSS PER SHARE     $      (.24)  $      (.38)   $       (.84)  $      (.66)
                                    ============  ============   ============== ============


      Basic and diluted net loss per share were the same in the three and nine months ended March 31, 2000 and March 31, 1999 due to the losses recognized in each period. Due to the Company's net losses, the weighted average shares of potential dilutive securities for 2000 of 1,423,746 (three months) and 421,187 (nine months) and for potential dilutive securities for 1999 of 164,772 (three months) and 76,486 (nine months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. An additional 400,000 (for both 2000 periods) and 5,552,614 shares (for both 1999 periods) were excluded from the calculations of weighted average number of shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

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

      The Company's operations by business segment were as follows:

                      Financial Data by Business Segment
                      ----------------------------------
                                (in thousands)

                                     Ovonic Battery      ECD        Consolidated
                                     -------------- --------------  ------------
Revenues*
  Three months ended March 31, 2000    $  3,875       $  3,602        $  7,477
  Three months ended March 31, 1999       5,807          1,514           7,321

  Nine months ended March 31, 2000     $ 14,046       $  7,781        $ 21,827
  Nine months ended March 31, 1999       20,780          4,669          25,449

Identifiable Assets
  Nine months ended March 31, 2000     $  9,502       $ 29,181        $ 38,683
  Nine months ended March 31, 1999       12,343         30,977          43,320

Operating Income (Loss)
  Three months ended March 31, 2000    $ (3,634)      $    566        $ (3,068)
  Three months ended March 31, 1999      (1,104)        (3,176)         (4,280)

  Nine months ended March 31, 2000     $ (9,311)      $   (942)       $(10,253)
  Nine months ended March 31, 1999       (5,927)        (2,364)         (8,291)

----------
 * All revenues are derived from external customers.


NOTE G - Subsequent Event
-------------------------

      On May 2, 2000, ECD and Texaco announced that Texaco will purchase a 20 percent equity position in the Company for $67.3 million during the quarter ended June 30, 2000, and that Texaco and ECD intend, as soon as practicable, to enter into joint ventures to promote the development and commercialization of Ovonic Solid Hydrogen Storage Systems and Ovonic Regenerative Fuel Cell technology. ECD will provide each venture with a license of ECD's Intellectual Property relating to the respective field and Texaco will provide funding to some agreed level.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1999, and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of results to be expected in future periods.

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

      The Company's future business prospects are substantially dependent upon the ability of the Company, its strategic alliances, including its joint venture partners and licensees to develop, manufacture and sell products based on the Company's technologies and the willingness and ability of the Company's licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on the Company's technologies. Additional development efforts will be required before certain products based on the Company's technologies can be manufactured and sold commercially. There can be no assurance that certain products based on the Company's technologies can be manufactured cost effectively on a commercial scale, that such products will gain market acceptance, or that competing products and technologies will not render products based on the Company's technologies obsolete or noncompetitive. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company patents or other proprietary rights, even if determined to be valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes.

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

                             Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

      The Company had a net loss from operations in the three months ended March 31, 2000, of $3,068,000 compared to a net loss from operations of $4,280,000 for the three months ended March 31, 1999. The change resulted from an increase in revenues to $7,477,000 in 2000 from $7,321,000 in 1999, plus a $1,055,000 reduction in expenses. The revenue increase primarily resulted from an increase in other revenues of $2,041,000, higher revenues from license and other agreements ($768,000) plus an $80,000 increase in royalties, partially offset by lower revenues from product development agreements ($2,399,000) and lower product sales ($333,000). Other revenues increased from $1,131,000 in the three months ended March 31, 1999 to $3,172,000 in the three months ended March 31, 2000.

      A large portion of the losses in 2000 was due to the fact that, in accordance with GAAP, ECD must report its activities to further advancements in its technologies as a loss. These investments in its technologies have led to historic new strategic alliances over the past six months with Intel, General Electric, Texaco, Bekaert, Lockheed Martin Space Electronics &
Communications ("Lockheed Martin") and China's Baotou Steel. The ECD/Ovonic Battery programs in its Ovonic NiMH battery technology have led to a new family of batteries not only for HEVs, EVs and FCEVs, but also for a new universal battery platform that has included a much-needed addition to the Starter Lighter Ignition Battery field where especially high voltages are required. ECD's continued investments in United Solar and its solid hydride development programs are reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2000 losses. In addition to the loss from operations, other expense improved $445,000 to $247,000 in the three months ended March 31, 2000 compared to a loss of $692,000 in the same period in the prior year.

      Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 30% to $790,000 in the three months ended March 31, 2000 from $1,124,000 in the three months ended March 31, 1999. Machine-building revenues increased to $325,000 in 2000, compared to $71,000 in 1999, while revenues from battery pack sales were $360,000 in 2000, compared to $384,000 in 1999, and sales of electrodes decreased $564,000. The machine-building revenues in both years were applicable to a contract with Southwall Technologies, Inc. ("Southwall Technologies") to build large-area microwave deposition equipment to supply product for the fast-growing anti-reflective film market for cathode ray tubes (CRTs) and liquid crystal displays (LCDs). Sales of negative and positive electrodes decreased primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. The Company has continued its development of advanced electrode materials to be introduced to its customers, developed products for HEV batteries, as well as materials for hydrogen storage and fuel cell programs.

      Royalties increased 11% from $716,000 in the three months ended March 31, 1999 to $796,000 in the three months ended March 31, 2000. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives continue to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements decreased 58% from $4,118,000 in the three months ended March 31, 1999, to $1,719,000 in the three months ended March 31, 2000. The reduction resulted primarily from the successful conclusion of programs with General Motors to develop batteries for electric and hybrid electric vehicle applications (none in 2000 compared to $1,978,000 in 1999) and with the National Institute of Standards & Technology ("NIST") for a new, low-cost manufacturing system for digital versatile disks ("DVDs") based on ECD's proprietary phase-change optical memory technology (none in 2000 versus $365,000 in 1999).

      Revenues from license and other agreements increased from $232,000 in the three months ended March 31, 1999 to $1,000,000 in the three months ended March 31, 2000. The 2000 license fees included $1,000,000 from Sanyo which had previously been deferred from the October 1998 agreement. The 1999 license fees included $190,000 from Ricoh Company Limited of Japan and Japan Storage Battery Co., Ltd. ("Japan Storage").

      Other revenues increased by $2,041,000 from $1,131,000 in the three months ended March 31, 1999 to $3,172,000 in the three months ended March 31, 2000, primarily due to revenues from Ovonyx of $2,521,000 related to services provided to Ovonyx ($1,840,000 of which relates to prior periods).

      The increase in cost of product sales from $1,609,000 in the three months ended March 31, 1999 to $1,936,000 in the three months ended March 31, 2000 was due to an increased level of machine-building revenues in 2000. The increased loss on product sales from $486,000 to $1,146,000 is a result of low sales volume, primarily of negative electrodes. While the Company has taken significant steps to reduce costs, the low sales volume, combined with high fixed costs, results in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

      The Company incurred expenses for product development of $6,041,000 ($1,816,000 funded and $4,225,000 unfunded) in the three months ended March 31, 2000, compared to expenses of $6,987,000 ($4,060,000 funded and $2,927,000 unfunded) in the three months ended March 31, 1999. The expenditures continued the development of the Company's core technologies: NiMH batteries, hydrogen storage, energy generation, and information storage and retrieval devices.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses decreased to $357,000 in the three months ended March 31, 2000 from $450,000 in the three months ended March 31, 1999.

      The decrease in operating, general and administrative expenses from $2,554,000 in the three months ended March 31, 1999 to $2,211,000 in the three months ended March 31, 2000 was primarily related to increased allocations in 2000 to product development research expenses.

      The improvement in other expense to $247,000 in the three months ended March 31, 2000, compared to ($692,000) in the three months ended March 31, 1999, was due principally to lower equity losses related to United Solar in 2000 and increased interest income. The Company incurred reduced charges for equity losses of $658,000 in 2000 compared to $992,000 in 1999. GAAP requires that the Company recognize its investments in United Solar's ongoing operations as a loss. The losses represent the Company's share of the losses of United Solar related to its investments in United Solar regardless of the value of the investment (see NOTES A and D of Notes to Consolidated Financial Statements for further discussions of United Solar and the Company's accounting for United Solar).

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999
-----------------------------------------------------------------------------

      The Company had a net loss from operations in the nine months ended March 31, 2000, of $10,253,000 compared to a net loss from operations of $8,291,000 for the nine months ended March 31, 1999. The change resulted from a reduction in revenues to $21,827,000 in 2000 from $25,449,000 in 1999, partially offset by a $1,660,000 reduction in operating expenses. The revenue reduction primarily resulted from lower revenues from product development agreements ($5,113,000) and lower revenues from license and other agreements ($1,538,000), partially offset by an increase of $906,000 in product sales and a $586,000 increase in royalties. Revenues from license agreements in 2000 included $1,778,000 from a license agreement with Toshiba Battery Company Ltd. ("Toshiba Battery") for the HEV technology, $1,000,000 from Sanyo and $400,000 from Japan Storage, compared to a $4,400,000 license fee in 1999 from Sanyo. Other revenues increased from $2,912,000 in the nine months ended March 31, 1999 to $4,449,000 in the nine months ended March 31, 2000.

      A large portion of the losses in 2000 was due to the fact that, in accordance with GAAP, ECD must report its activities to further advancements in its technologies as a loss. These investments in its technologies have led to historic new strategic alliances over the past six months with Intel, General Electric, Texaco, Bekaert, Lockheed Martin and China's Baotou Steel. The ECD/Ovonic Battery programs in Ovonic NiMH battery technology has led to a new family of batteries not only for HEVs, EVs and FCEVs, but also for a new universal battery platform that has included a much-needed addition to the Starter Lighter Ignition Battery field where especially high voltages are required. ECD's continued investments in United Solar and its solid hydride development programs are all reported as losses. Losses related to electrode production and the ongoing protection of the

Company's intellectual property also contributed to the 2000 losses. In addition to the loss from operations, the Company incurred other expenses (net) of $1,097,000 in the nine months ended March 31, 2000 compared to other expense
(net) of $239,000 in the same period in the prior year.

      Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, increased 29% to $4,038,000 in the nine months ended March 31, 2000 from $3,131,000 in the nine months ended March 31, 1999. Battery pack sales increased to $1,365,000 in 2000 from $621,000 in 1999 and machine-building revenues increased to $1,448,000 in 2000 from $71,000 in 1999. The machine-building revenues in both years were applicable to a contract to build large-area microwave deposition equipment. Sales of negative and positive electrodes decreased $1,214,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. The Company has continued its development of advanced electrode materials to be introduced to its customers, developed products for HEV batteries as well as materials for hydrogen storage and fuel cell programs.

      Royalties increased 30% from $1,948,000 in the nine months ended March 31, 1999 to $2,534,000 in the nine months ended March 31, 2000. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives continues to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements decreased 40% from $12,742,000 in the nine months ended March 31, 1999 to $7,629,000 in the nine months ended March 31, 2000. There were increases in product development agreements due to substantially increased revenues from the Shell Hydrogen program (which concluded in 2000) ($750,000 in 2000 compared to none in 1999) and the hydrogen storage program with the Department of Energy ("DOE") ($767,000 in 2000 compared to $103,000 in 1999). These increases in 2000 were more than offset by decreases in revenues resulting from the successful conclusion of programs with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,002,000 in 2000 compared to $6,055,000 in 1999) and with NIST for a new, low-cost manufacturing system for DVDs based on ECD's proprietary phase-change optical memory technology ($194,000 in 2000 compared to $1,062,000 in 1999). Contracts with DOE and National Renewable Energy Laboratory ("NREL") in photovoltaics also had decreased revenues ($1,103,000 in 2000 compared to $2,114,000 in 1999).

      Revenues from license and other agreements decreased from $4,716,000 in the nine months ended March 31, 1999 to $3,178,000 in the nine months ended March 31, 2000. The 1999 license fees included $4,400,000 from Sanyo. The 2000 revenues included a $1,778,000 license fee from Toshiba Battery, $1,000,000 from Sanyo, which had previously been deferred from the agreement entered into with Sanyo in October 1998, and $400,000 from Japan Storage.

      Other revenues increased by $1,537,000 from $2,912,000 in the nine months ended March 31, 1999 to $4,449,000 in the nine months ended March 31, 2000, primarily due to revenues from Ovonyx of $2,521,000 related to services provided to Ovonyx ($666,000 of which relates to 1999), partially offset by lower billings to GM Ovonic.

      The increase in cost of product sales from $5,916,000 in the nine months ended March 31, 1999 to $6,575,000 in the nine months ended March 31, 2000 was due to an increased level of machine-building revenues in 2000. The reduced loss on product sales from $2,785,000 to $2,537,000 is a result of cost-reduction measures taken by the Company. While the Company has taken significant steps to reduce costs, the low sales volume, primarily of negative electrodes, combined with high fixed costs, results in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

      The Company incurred expenses for product development of $19,277,000 ($7,714,000 funded and $11,563,000 unfunded) in the nine months ended March 31, 2000 compared to expenses of $21,807,000 ($12,977,000 funded and $8,830,000 unfunded) in the nine months ended March 31, 1999. The expenditures continued the development of the Company's core technologies: NiMH batteries, hydrogen storage, energy generation, and information storage and retrieval devices.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses decreased to $1,250,000 in the nine months ended March 31, 2000 from $1,278,000 in the nine months ended March 31, 1999.

      The increase in operating, general and administrative expenses from $4,739,000 in the nine months ended March 31, 1999 to $4,978,000 in the nine months ended March 31, 2000 was primarily related to decreased allocations to cost of revenues from product development agreements and increased depreciation expense in 2000.

      Other expense (net) was $239,000 in the nine months ended March 31, 1999, compared to other expense (net) of $1,097,000 in the nine months ended March 31, 2000. In 1999, a $1,970,000 gain was recognized related to the sale of Ovonic Battery stock to Sanyo. Due primarily to better operating performance at United Solar, the Company incurred reduced charges for equity losses of $1,956,000 in 2000 compared to $3,108,000 in 1999. GAAP requires that the Company recognize its investments in United Solar's ongoing operations as a loss. The losses represent the Company's share of the losses of United Solar related to its investments in United Solar regardless of the value of the investment
(see NOTES A and D of Notes to Consolidated Financial Statements for further discussions of United Solar and the Company's accounting for United Solar).

                        Liquidity and Capital Resources

      As of March 31, 2000, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $28,062,000, an increase of $1,265,000 from June 30, 1999. As of March 31, 1999, the Company had consolidated working capital of $19,833,000 compared with a consolidated working capital of $18,439,000 as of June 30, 1999.

      The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. Over the past several months, the Company has entered into a number of historic business agreements which will bring the Company's short-term cash reserves to approximately $90 million and have a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technology which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations, listed below, which form the basis of a fundamental restructuring of the Company. Highlights are:

      o On May 2, 2000, ECD and Texaco announced that Texaco will purchase a 20 percent equity position in the Company for $67.3 million during the quarter ended June 30, 2000, and that Texaco and ECD intend, as soon as practicable, to enter into joint ventures to promote the development and commercialization of Ovonic Solid Hydrogen Storage Systems and Ovonic Regenerative Fuel Cell technology. ECD will provide each venture with a license of ECD's intellectual property relating to the respective field and Texaco will provide funding to some agreed level.


      o In April 2000, ECD and Bekaert entered into a strategic alliance whereby Bekaert invested $84 million in United Solar, which will result in a fivefold capacity expansion and a sales and marketing expansion program. The capacity expansion resulted in an order to ECD for production equipment valued at approximately $50 million with an annual capacity of 25 MW.


      o A strategic alliance was formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC, in March 2000. ECD received a multi-million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

      o Ovonyx formed a strategic alliance with Intel in February 2000, which entails an investment by Intel in Ovonyx, to commercialize ECD's proprietary non-volatile semiconductor memory technology ("OUM"). OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as Flash, SRAM and DRAM. The alliance with Intel also includes the granting of a non-exclusive royalty-bearing license agreement and a joint development program utilizing Intel's wafer fabrication facilities.

      o On April 25, 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first (valued at $25.2 million) in a series of NiMH projects in China . These projects, first announced in August 1999, with Rare Earth High-Tech Co., Ltd. of Baotou Steel Company, Inner Mongolia, China, create joint ventures, of which Ovonic Battery initially has a 19% interest, which provide an important entry for the Company into the vast Chinese market and have potential revenue to Ovonic Battery in excess of $100 million.

      These new business agreements have both near-term and long-term impact on the Company's capital resources. The Bekaert, Ovonyx and General Electric agreements will all result in reduced cash expenditures as the Company's business partners assume the responsibility for funding operations.

      In the nine months ended March 31, 2000, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery for its HEV technology. In addition, Japan Storage, a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $400,000 pursuant to certain terms contained in the previous license agreement with Japan Storage. Also, the Company recognized a license fee of $1,000,000 earned in connection with the previously signed license agreement with Sanyo.

      During the nine months ended March 31, 2000, $8,198,000 of cash was used in operations. The difference between the net loss of $11,350,000 and the net cash used in operations was principally due to ECD's $1,956,000 share of the losses in United Solar relating to ECD's investment of cash in United Solar's future growth and the Company's depreciation expense. As a result of Bekaert's investment in United Solar, ECD will no longer be funding United Solar. In addition, $455,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations, during this period.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with U.S. government agencies and with industry partners to develop the Company's products and production technology. ECD has been awarded government contracts with various governmental agencies (DOE, NREL, NIST, etc.) and with various industry partners. Generally, the agreed-upon fees for these product development agreements reimburse the Company for its direct costs associated with these projects, together with a portion of indirect costs (patents, operating, general and administrative expenses and depreciation).

      During the next 12 months, the Company expects to purchase up to $500,000 of machinery and equipment.

      The Company has a financing arrangement with Standard Federal Bank, a member of the ABN AMRO Group, for a $3,000,000 line of credit bearing an interest rate at prime rate which expires on March 31, 2001. The Company does not expect to use any of this available financing during the next 12 months.

      As previously noted, the Company's strategy is to finance its operations and growth through the formation of strategic alliances to further commercialize its products. The agreements discussed above will provide significant cash flows in the future. While the Company is in negotiations with a number of companies related to its technologies, which will accelerate the commercialization of its products worldwide and which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 2000 is anticipated to be approximately $12,049,000 compared to $19,164,000 received from product development agreements in the year ended June 30, 1999. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2000 is expected to be approximately $2,800,000 compared to $2,367,000 received in the year ended June 30, 1999.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 2000.

      Due to the recent increase in its stock price, the Company has received, since January 1, 2000, approximately $10.8 million in proceeds from the exercise of employee stock options. While there are additional employee stock options which may be exercised, the Company is unable to predict the amount nor the timing of such exercises.

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  --------------------------------

   A. Exhibits

      Exhibit 23.1  Consent of United Solar's Independent Auditors

      Exhibit 27    Financial Data Schedule (Edgar version)

      Exhibit 99.1  United Solar financial statements


   B. Reports on Form 8-K

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


                                    Energy Conversion Devices, Inc.
                                    -------------------------------
                                    (Registrant)



                          By:       /s/ Stephan W. Zumsteg
                                    -------------------------------
                                    Stephan W. Zumsteg
Date: May 15, 2000                  Treasurer



                          By:       /s/ Stanford R. Ovshinsky
                                    -------------------------------
                                    Stanford R. Ovshinsky
Date: May 15, 2000                  President and Chief Executive Officer