Form 10-Q/A
period 2000-03-31
ENERGY CONVERSION DEVICES INC
filed 2000-05-19
CIK 32878

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

   A. Exhibits

      Exhibit 23.1  Consent of United Solar's Independent Auditors

      Exhibit 27    Financial Data Schedule (Edgar version)

      Exhibit 99.1  United Solar financial statements

                    (a) Years Ended December 31, 1999 and 1998
                    (b) Quarters Ended March 31, 2000 and December 31, 1999
                          (Unaudited)

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