Form 10-K
period 2000-06-30
ENERGY CONVERSION DEVICES INC
filed 2000-10-03
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          -------------------

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                   June 30, 2000
                          ------------------------------------------------------
                                  OR

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

                Common Stock, $.01 par value per share
                   Warrants to Purchase Common Stock
                           (Title of Class)

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

      The aggregate market value of stock held by non-affiliates (based upon the closing price of such stock on the NASDAQ National Market System on September 22, 2000) was approximately $641 million. As of September 22, 2000, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 18,396,816 shares of ECD's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                              PART I

Item 1:  Business
-------  --------

                             OVERVIEW

      Energy Conversion Devices, Inc. (ECD), founded by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, is a leader in the synthesis of new materials and the development of advanced production technology and innovative products. Under the direction of Stanford R. Ovshinsky, principal inventor, we have pioneered the development of products and production technology based on amorphous and related materials, with an emphasis on alternative energy and advanced information technologies. Unlike the simple, ordered, three-dimensional arrays found in most crystalline materials, our proprietary synthetic materials (Ovonic materials) are designed to exploit unique properties that result from atomically-engineered chemical and structural disorder. Ovonic materials make possible the development and commercialization of new products with unique chemical, electrical, mechanical and optical properties and superior performance characteristics.

      To advance our technology, we have used an integrated systems approach to inventing materials, products and production technology that minimizes the customary barriers between research and development, production design and product planning. Our strategy has been to develop products that have fundamental technological advantages over available alternatives and that are capable of being produced commercially on an economically competitive basis. We are also continuing our development efforts, funded in part through contracts with U.S. Government agencies, our licensees and industrial partners, to broaden and build upon our product and technological base.

      We have established a multi-disciplinary business, scientific and technical organization to commercialize products based on our technologies, and have developed the enabling proprietary core technologies in the important fields of:

     o   energy storage
         o  Nickel metal hydride (NiMH) batteries
         o  Ovonic Solid Hydrogen Storage Systems(TM)

     o   energy generation
         o  Ovonic Regenerative Fuel Cells(TM)
         o  Thin-film, flexible, low-cost photovoltaic (solar) products

     o   information storage and retrieval
         o Ovonic Unified Memory (OUM)--a unique thin-film, nonvolatile, solid-state memory that offers key competitive advantages in the microelectronic memory marketplace in terms of cost, performance and scaling over conventional solutions

         o Phase-change rewritable Optical memory technology used in removable, rewritable compact disks (CD-RW) and high-storage-capacity rewritable digital versatile disks (DVD-RAM)

      We are currently engaged in manufacturing and selling our proprietary products on our own, through our joint venture companies as well as through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, as well as in designing and building production machinery. We have recognized the need to protect our technology, and maintain an extensive patent portfolio consisting currently of 363 issued United States patents and 840 foreign counterparts. Our patent portfolio includes numerous basic and fundamental patents covering amorphous, disordered and related materials as well as patents covering products and production technologies.

      We have a number of strategic alliances and significant joint ventures in the fields of alternative energy and information technology.

      In the alternative energy field, our NiMH battery business is conducted through Ovonic Battery Company, Inc., approximately 91% of which is owned by us. Sanyo Electric Co., Ltd., Honda Motor Company, Ltd. and Sanoh Industrial Co., Ltd. own approximately 9% of the outstanding stock of Ovonic Battery. NiMH batteries have become the battery of choice in consumer electronics, in the automotive industry worldwide for electric vehicles (EVs) and hybrid electric vehicles (HEVs) and in all applications where high-density energy storage is required. All significant manufacturers of consumer NiMH batteries are manufacturing products under license from us.

      In 1994, we established GM Ovonic L.L.C. (owned 40% by Ovonic Battery and 60% by General Motors Corporation) to manufacture and commercialize Ovonic NiMH rechargeable batteries for EVs, HEVs, fuel cell electric vehicles (FCEVs) and fuel cell hybrid electric vehicles (FCHEVs).

      Beginning in April 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first three (valued at $63.6 million) in a series of NiMH projects in China valued in total at approximately $100 million. Each of these projects involves the licensing of advanced NiMH technology and the sale of production equipment. Three joint ventures have been established in China for the production of metal hydride materials, negative electrodes and consumer batteries. We and Ovonic Battery have a 19% interest in each of the joint ventures. These projects, first announced in August 1999, with Rare Earth High-Tech Co., Ltd. of Baotou Steel Company, Inner Mongolia, China, provide an important entry for us into the vast Chinese market.

      In April 2000, we, N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert) entered into a strategic alliance in the field of photovoltaic (solar) products. The ECD-Bekaert joint venture provided for Bekaert to invest in a new manufacturing plant with an annual capacity of 25 megawatts to be designed and built by us, a sales and marketing expansion program and the purchase of Canon Inc.'s interest in United Solar for a total investment by Bekaert of $84 million ($12 million of which will be paid on or before January 1, 2004). (Prior to the ECD-Bekaert alliance, United Solar, formed in 1990, was owned by us and Canon. The predecessor of United Solar was Sovonics Solar Systems, established in 1981.)

      The new ECD-Bekaert strategic alliance operates through two related companies, United Solar, which is owned 81% by us and 19% by Bekaert, and the new assembly, marketing and sales company, Bekaert ECD Solar Systems LLC, which is owned 60% by Bekaert and 40% by United Solar. The combined operations of United Solar and Bekaert ECD Solar Systems effectively result in an initial 50% ownership interest by each of ECD and Bekaert.

      United Solar has been producing unique solar shingles and standing seam roofing products, as well as other photovoltaic products, which have been described as a major breakthrough by the U.S. Government. United Solar's products are also easily modified for use in commercial communication satellite constellations offering a low-cost, lightweight alternative to traditional heavy crystalline space-grade solar cells which add cost to space launches.

      In May 2000, we and Texaco Inc. entered into a Stock Purchase Agreement pursuant to which Texaco purchased a 20% equity stake in us for approximately $67 million. We also agreed to establish joint ventures with Texaco for the commercialization of our advanced energy technologies, initially in the fields of Ovonic Regenerative Fuel Cells(TM) and the Ovonic Solid Hydrogen
Storage Systems(TM).

      On September 21, 2000, we and Texaco Energy Systems, Inc. (TESI) formed a joint venture, Texaco Ovonic Fuel Cell Company, LLC (Texaco Ovonic Fuel Cell), to further develop and commercialize the Ovonic Regenerative Fuel Cells(TM). TESI is a wholly-owned subsidiary of Texaco and is focused on commercialization efforts in fuel cells and other advanced energy technologies, including the development of viable fuel-processing technology for fuel cells. We and TESI each own 50% of Texaco Ovonic Fuel Cell. The initial funding of Texaco Ovonic Fuel Cell from TESI for initial product and market development is estimated to exceed $40 million.

      Together with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., we formed a joint venture, Ovonyx, Inc., in January 1999, to commercialize our Ovonic Unified Memory (OUM). Based on our proprietary electrically-initiated phase-change materials, the OUM can have a wide variety of computer and information technology applications and is intended to replace conventional FLASH, DRAM and SRAM semiconductor memory devices.

      In November 1999, Ovonyx entered into a royalty-bearing agreement with Lockheed Martin Space Electronics & Communications to commercialize the OUM technology to replace FLASH, DRAM, Field-Programmable Gate Array (FPGA) and other electronic devices in radiation-hardened space and military applications.

      Ovonyx formed a strategic alliance with Intel in February 2000, in which Intel Capital, as well as other investors, made equity investments in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. We currently own 41.7% of Ovonyx.

      In the field of information technology, we and General Electric Company
(GE), through its GE Plastics business unit, formed a strategic alliance in March 2000, the first activity of which was the creation of a joint venture, Ovonic Media, LLC. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture. We received a multi-million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

      Our Ovonic phase-change rewritable optical memory technology, currently in use in CD-RW systems, will be used in the emerging DVD rewritable optical disk systems. The international standards for rewritable DVD media and systems, designed by major optical disk manufacturers, specify the use of our phase-change optical memory technology. Our licensees of phase-change optical memory storage media include Matsushita Electric Industrial Co., Ltd. (Matsushita/ Panasonic), Ricoh Company Limited, Sony Corporation, Toshiba Corporation, Asahi Chemical Industry Co., Ltd., Hitachi, Ltd., Plasmon Limited, Toray Industries, Inc., TDK Corporation, and Teijin, Limited.

      Certain technical terms used in this Annual Report are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this
Item 1.

                         MAJOR BUSINESSES

      Our business strategy has been to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. This strategy has produced inventions of unique, proprietary and cost-effective products and production processes which we then leverage through strategic commercial alliances with major companies worldwide.

      Energy activities, specifically in the areas of energy storage and photovoltaic systems, represent a major element of our business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. Our battery, hydrogen storage materials and devices, and photovoltaic technologies have gained worldwide recognition, particularly in light of sustained concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns which may cause international political and economic instability.

Energy Storage.

      Rechargeable Batteries. Using Ovonic materials, our Ovonic Battery subsidiary has developed the proprietary NiMH battery technology which has achieved recognition by major battery manufacturers throughout the world. Our basic patents cover all commercial NiMH batteries. Ovonic Battery currently has over a dozen consumer battery licensees and has established a dominant patent position in the field of Ovonic NiMH batteries, with 61 issued United States patents and 266 foreign counterparts. Additional United States and foreign patent applications are in various stages of preparation and prosecution.

      Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally-hazardous substances. Ovonic NiMH batteries are made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics; EVs, HEVs, FCEVs and FCHEVs; electric two- and three-wheeled vehicles; power tools, utility and industrial applications; and the emerging 36/42 volt starter, lighting and ignition (SLI) applications.

      Ovonic NiMH batteries are manufactured and sold throughout the world by major international companies under licensing and joint venture arrangements. Ovonic Battery also produces the metal hydride negative electrodes and nickel hydroxide positive electrode materials for sale to its licensees, including its GM Ovonic joint venture.

      During the fiscal year ended June 30, 2000, Ovonic Battery produced negative electrodes and positive electrode materials for sale to certain licensees for assembly into complete batteries for consumer, EV, HEV and FCEV applications. It also has produced batteries for EV and HEV applications engineered and designed for volume production. The Ovonic NiMH battery, by virtue of its engineered materials, possesses superior performance characteristics without the limitations of conventional batteries. We continue to further improve the performance characteristics of our Ovonic NiMH batteries.

      We are currently focusing on four principal battery markets:

     o   portable electronics and consumer applications;
     o EV, HEV, FCEV and FCHEV batteries for propulsion in vehicles and light trucks;
     o   electric and hybrid electric buses and trucks;
     o   two- and three-wheeled electric vehicle propulsion.

These batteries can also serve industrial applications such as portable power tools, utility applications, industrial uses, energy storage for remote power generation and battery-operated industrial equipment. We also are exploring the next generation of 36/42 volt SLI batteries in conventional automotive applications which will require batteries with high performance at higher voltages.

      Rechargeable Portable Electronics, Power Tools and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products (such as cellular telephones, portable computers and cordless tools) has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries are capable of having an energy density of over 90 watt-hours/kilogram. Technology improvements have led to a demonstration of energy density in excess of 100 watt-hours/kilogram in prototype batteries with even higher energy densities in the process of development.

      Ovonic NiMH batteries offer a convenient "drop in" replacement for Ni-Cd batteries in portable electronic and household appliances. Consumer and governmental awareness that cadmium contained in Ni-Cd batteries can cause serious health problems has begun to move the industry away from Ni-Cd batteries, with many European governments seeking to ban their use. The desire of the battery industry to be cadmium-free is also a major factor in the growing interest in Ovonic NiMH batteries.

      Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Its proprietary battery technology has been licensed for consumer battery applications to Toshiba Battery Co., Ltd. and Sanyo (leading Japanese companies); GP Batteries International Limited (GP Batteries) (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG; Sovlux Battery Co. Ltd., our joint venture in Russia; Harding Energy Inc.; Moltech Power Systems, Inc. (formerly Eveready Battery Company, Inc.); Walsin Technology Corporation and
Nan Ya Plastics Corporation (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; Samsung Electronics Co., Ltd. and LG Chemical, Ltd., leading Korean companies; Canon, Hitachi Maxell, Ltd., Furukawa Battery Co., Ltd. and Matsushita Battery Industrial Co., Ltd. (MBI), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer battery applications by another consumer battery manufacturer based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. (Saft Group) and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

      In addition to our three joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed for consumer battery applications, we have entered into royalty-bearing consumer battery license agreements with two other Chinese companies - BYD Battery Co., Ltd. and SANIK Battery Co. Ltd.

      Electric, Hybrid and Fuel Cell Electric, and Fuel Cell Hybrid Electric Vehicle Batteries. The strategic importance of EVs, HEVs, FCEVs and FCHEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion, dependence on imported oil and the high cost of fuel.

      The California Air Resources Board, on September 8, 2000, voted to maintain a previously-adopted mandate that, by 2003, 10% of all cars and light trucks sold or leased in California by automobile manufacturers emit no pollution. The mandate would require approximately 22,000 EVs per year, or additional vehicles that emit only small amounts of pollution, such as HEVs or FCHEVs.

      Most of the world's major automobile manufacturers have active programs underway to develop and commercially market EVs, HEVs, FCEVs and FCHEVs. Since Ovonic NiMH battery technology provides two to two-and-a-half times the driving range as the same mass of lead acid batteries, the NiMH battery has become the battery of choice for several major automobile manufacturers as they prepare to commercialize and market EVs, HEVs, FCEVs and FCHEVs.

      In May 1999, the U.S. Department of Energy (DOE) released the results of baseline performance testing of the General Motors EV1 and the Chevrolet S-10 electric pickup truck powered by Ovonic NiMH batteries manufactured by GM Ovonic. According to the DOE results, the EV1 with Ovonic NiMH batteries is the first vehicle to have a range of 220.7 miles at a constant speed of 45 miles-per-hour (mph) and 160.6 miles at a constant speed of 60 mph. In addition, the S-10 electric pickup truck with Ovonic NiMH batteries traveled 130.6 miles at a constant speed of 45 mph and 87.7 miles at a constant speed of 60 mph, twice as far as the S-10 powered by the lead acid battery previously tested. The baseline performance testing was conducted by the DOE's Field Operations Program at the Idaho National Engineering and Environmental Laboratory.

      At the 2000 Tour de Sol Road Rally, the Ovonic NiMH batteries powered a General Motors production EV1 to a range of 224 miles. This was the seventh consecutive year that Ovonic batteries have powered electric vehicles beyond the 200-mile threshold.

      To illustrate the lower cost operation of battery-powered electric vehicles, a four-door Chevrolet Geo Metro with a gasoline engine was matched against a Solectria Force (the electric version of the Geo Metro) to measure the operating efficiencies of the two vehicles over a 23.5-mile route through mid-town Manhattan (New York City) at the 1998 Tour de Sol. Based upon a central power plant efficiency rate of 51%, a power transmission efficiency rate of 92%, a battery charger efficiency rate of 90% and a battery energy efficiency rate of 90%, the electric car's use of 2.87 kWh of electricity was the equivalent of
0.27 gallons of gasoline. The gasoline-fueled car used 2.28 gallons of gasoline. The gasoline Geo Metro achieved 10.3 miles per gallon, while the Solectria Force returned an 87 miles-per-gallon equivalent. At $1.50 per gallon, it cost $3.42 for the Geo Metro's gasoline and the equivalent of $.41 to power the Solectria.

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

      Innovative Transportation Systems A.G. In May 1999, we participated in the founding of Unique Mobility Europa, GmbH (Unique Europa) to manufacture and sell EVs, HEVs and FCHEVs for world markets. The business and assets of Unique Europa has been reorganized into a new company, Innovative Transportation Systems A.G. (Innovative Transportation), based in Germany. We own an approximately
11.7% interest in Innovative Transportation which is in the process of building a running prototype of its product, the InnoVan, a new, purpose-built minivan using a composite body structure and an advanced battery-powered electric drivetrain. The InnoVan can be configured as either a 2-passenger cargo van or a 6-passenger commuter van and is designed to serve urban transportation requirements where urban pollution concerns have restricted the use of conventional vehicles.

      Other Vehicle Propulsion Battery Business Arrangements. In addition to its GM Ovonic joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Varta, Nan Ya, GP Batteries and Sovlux Battery. Sanyo, Toshiba, Hyundai, GP Batteries and Sovlux Battery have restricted rights to export vehicle propulsion batteries to North America. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group is licensed under a royalty-bearing license agreement for the manufacture and sale of vehicle propulsion batteries in the United States.

      Ovonic Battery is responding to significant interest by bus manufacturers seeking to comply with government initiatives for providing pollution-free mass transportation in urban areas. Ovonic Battery has a bus demonstration program in the City of Rome, Italy, pursuant to which an Ovonic NiMH battery pack replaced an existing lead acid battery, providing three times the range on a single charge. This permits continuous operation over an entire shift, eliminating expensive downtime and labor costs.

      Ovonic Battery has developed a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of EVs, HEVs, FCEVs and FCHEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. This internally-sponsored development was based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of capacities. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Ovonic Battery is positioning itself to offer the industry a high power, durable, high charge/discharge rate NiMH battery. Ovonic Battery has demonstrated the power capabilities of its prototype HEV battery at 1000 watts per kilogram. Ovonic NiMH batteries for HEVs are being reviewed with a variety of potential customers. This "Family of Batteries" program is intended to provide next- and future-generation NiMH batteries. Both EV and HEV types of NiMH batteries are included in the program with the objective of increasing the energy density of future batteries as well as reducing their size and cost.

      Ovonic Battery's HEV battery, developed under its "Family of Batteries" program, meets specifications set by the Partnership for Next Generation of Vehicles, a program among DaimlerChrysler Corporation, Ford Motor Company, General Motors and the U.S. Department of Commerce. As presently designed for production, Ovonic NiMH batteries tested for HEVs have the following performance characteristics:

              Specific Energy:          70 watt-hours/kg.
              Peak Power:               625 watts/kg.
              Regenerative Power:       600 watts/kg.

      Two- and Three-Wheeled Vehicles. Ovonic Battery has installed Ovonic NiMH batteries in scooters converted to electric power and successfully demonstrated the application of its battery for two- and three-wheeled electric vehicles. Ovonic Battery considers two- and three-wheeled electric vehicles and power-assisted bicycles a potential large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic NiMH batteries should improve the acute air pollution problems in these regions caused by conventional two- and three-wheeled vehicles. Scooters powered by Ovonic NiMH batteries have won many awards. Most recently, at the 2000 Tour de Sol, the Ovonic scooter was the overall first place winner among the one-person vehicle entries, achieving a range of 73 miles with an efficiency equivalent to more than 300 miles per gallon of gasoline.

      We have entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh and Nan Ya.

      Sanoh, a licensee in Japan, has expanded its production of NiMH batteries for two-wheeled electric vehicle applications at its plant in Koga, Japan. Among Sanoh's customers are large manufacturers of electric scooters and bicycles such as Honda who has announced plans to introduce new products.

      In February 1998, we and EV Global Motors announced a strategic alliance to cooperate in further development and commercialization of light-power-assist EVs using EV Global vehicles and our energy storage technologies. In forming this strategic alliance, we and EV Global exchanged shares of each other's Common Stock. EV Global also transferred to us certain shares of the Common Stock of Unique Mobility, Inc. held by EV Global, which in May 1999 were exchanged for shares of Unique Europa (now Innovative Transportation).

      Sovlux Battery. In March 1998, we announced the formation of Sovlux Battery, an affiliate of Sovlux, our U.S.-Russian joint venture. Sovlux Battery, owned 50% by us and 50% by the Chepetsky Mechanical Plant in Glazov, Russia, plans to produce NiMH battery materials and components for sale to Ovonic Battery and its licensees. In the longer term, Sovlux Battery expects to manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia.

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

      Solid Hydrogen Storage Materials and Devices. Hydrogen energy technology has been a part of our scientific work and business strategy since our founding in 1960.

      No other potential fuel source approaches the ideal fuel other than hydrogen. It is clean and efficient and it yields more energy per unit of weight than any other existing fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply.

      The principal stumbling blocks to the use of hydrogen as a fuel have been the costly and inefficient energy extraction process and the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquification at extremely low temperatures. Using these methods of storage allow just 31 grams of hydrogen per liter to be stored at a high pressure of 5,000 psi and 71 grams per liter in liquid form at the extremely low temperature of -253(0)C. Hydrogen liquification requires a tremendous amount of energy (approximately 10 kWh of electric energy to liquify 1 kilogram of hydrogen), expensive cryogenic storage tanks, and liquid hydrogen evaporates at a rate of 2-5% per day.

      We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology which stores hydrogen in a solid metal matrix at low pressure. Compared to high pressure compressed gas or liquification, our Ovonic Solid Hydrogen Storage Systems(TM) are capable of storing 103 grams of hydrogen per liter. Our advanced hydride materials have been shown to store up to 7% hydrogen by weight, or the equivalent of 780 standard liters of hydrogen per kilogram of hydride materials. We have a basic patent position in the metal hydride field with 74 U.S. and 214 foreign patents applicable to hydrogen energy storage.

      Our Ovonic Solid Hydrogen Storage Systems(TM) can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, we are currently designing compact hydrogen storage canisters that can store hydrogen to operate lawnmowers, garden equipment, power generators or even barbecue grilles.

      Our metal hydride systems have proven to be safe in tests conducted in cooperation with automobile manufacturers. This is a critically important attribute that carries over to metal hydrides engineered for hydrogen storage. Our tests also indicate that metal hydride systems will provide more than 2,000 refilling cycles (equivalent to more than 200,000 miles in an automobile) with no performance degradation.

      Among other applications, our advancements in metal hydrides facilitate storing sufficient hydrogen to power an FCEV for several hundred miles. To provide 300 miles of range in an advanced FCEV, six kilograms of hydrogen storage capacity are required. Such capacity is expected to occupy 120 liters of space and weighs 120 kilograms, including the refueling heat exchanger, high efficiency insulation, and a hydrogen fueled catalytic burner to generate the heat necessary to release the stored hydrogen.

      We are completing a development program, under a cost-sharing contract awarded by the U.S. Department of Commerce through its National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP), relating to metal hydride materials for use in NiMH batteries and our Ovonic Solid Hydrogen Storage Systems(TM).

      Under a DOE-sponsored program, we are developing an integrated renewable hydrogen-generation storage system. This system uses water electrolysis to convert the electricity produced by our multi-junction photovoltaic products to hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. The system is being designed for residential or small-scale commercial production of hydrogen which can be used to replace conventional fuels as sources of energy conversion.

Energy Generation.

      Ovonic Regenerative Fuel Cells(TM). On September 21, 2000, we and Texaco Energy Systems, Inc. (TESI) formed a joint venture, Texaco Ovonic Fuel Cell Company, LLC (Texaco Ovonic Fuel Cell) to further develop and advance the commercialization of the Ovonic Regenerative Fuel Cells(TM). TESI is a wholly-owned subsidiary of Texaco and is focused on commercialization efforts in fuel cells and other advanced energy technologies, including the development of viable fuel-processing technology for fuel cells. We and TESI each own 50% of Texaco Ovonic Fuel Cell. The initial funding of Texaco Ovonic Fuel Cell from TESI for initial product and market development is estimated to exceed $40 million.

      The Ovonic Regenerative Fuel Cells(TM) are electrochemical devices that include two electrodes, an anode and a cathode. Between the two electrodes is a solid or liquid electrolyte that allows ions to pass through, but prevents electrons from passing through. Hydrogen, which enters the cathode, and oxygen, which enters the anode, are converted into water (a byproduct) and electrical energy.

      Our unique, low-cost, proprietary materials technology does not rely on expensive and rare noble metals such as platinum, and can provide significantly superior performance and lower costs as compared to other technologies, such as proton exchange membrane (PEM) fuel cells.

      The Ovonic Regenerative Fuel Cells(TM) are being developed for commercial use in a full range of stationary and portable power applications, which can eliminate dependence on electricity supplied through grid distribution or portable fossil-fuel-powered generators. Our fuel cell also has the potential to deliver high efficiency levels, a wide operating temperature range, and instant start capability. Its ability to store energy during braking makes it ideal for vehicle applications.

      Photovoltaic Technology. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. We originated the continuous web, multilayer, large-area thin-film amorphous silicon (a-Si) technology, and, together with our joint venture, United Solar, are leaders in thin-film amorphous photovoltaic technology. We have invented a unique proprietary approach in materials and to the manufacture of thin-film photovoltaic products. Compared to PV products that are produced by other PV technologies, our PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. In large volume (100 megawatts) production, our PV products can become price competitive to conventional fuels. Our proprietary position in photovoltaic technology ranges from the invention of materials and the development of products to the design and manufacture of production equipment. We and United Solar have more than 173 U.S. patents and numerous foreign counterpart patents in the area of photovoltaic technology.

      Crystalline silicon was the original materials technology used by the photovoltaic industry. First widely used in space satellites, conventional crystalline silicon solar cells are fabricated in a step-and-repeat, batch process from small wafers of single crystal or polycrystalline silicon semiconductor materials. Notwithstanding the substantial advances that have been made in the development of this technology, the cost of crystalline photovoltaic modules still is high because of high materials costs and because many processing steps are needed to manufacture the modules. Crystalline silicon solar cell modules also are bulky and break easily and consume more energy in their manufacture.

        Using our proprietary thin-film, vapor-deposited a-Si alloy materials, we have developed proprietary technology to reduce the materials cost in a solar cell. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 100 times less, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar's PV products can be very lightweight, flexible, abuse-tolerant. They do not break during shipping, are particularly easy to transport to remote rural areas, thus saving shipping costs, and install without breakage.

      Amorphous cells with different light absorption properties also can be deposited one on top of another to capture the broad solar spectrum more effectively, which increases the energy conversion efficiency of the multi-cell device and improves performance stability. This unique multi-junction approach has resulted in world record efficiencies for our a-Si technology. United Solar has been awarded an "R&D 100" award by R&D Magazine for its triple-junction amorphous silicon solar electric module. The magazine's editors and staff, together with outside experts, reviewed thousands of new inventions to determine the 100 most significant advances of 1998.

      We have advanced our pioneering work in amorphous silicon alloy photovoltaics through United Solar and hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory (NREL). Conversion efficiency is the percentage of sunlight that is converted into electricity. United Solar has achieved a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterizes as a major breakthrough. United Solar holds the world records for amorphous silicon alloy photovoltaic cells, including solar-to-electricity stabilized efficiency of 13% for small-area amorphous silicon alloy photovoltaic cells.

      To further reduce the manufacturing cost of photovoltaic modules, we have pioneered the development of and have the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is a half-mile long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach, pioneered by us, is unique in the industry and has significant manufacturing cost advantages. We believe that, in high-volume production, our photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels.

      We have formed joint ventures to manufacture photovoltaic modules and systems and to sell them throughout the world.

      In April 2000, we and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint ventures provide for Bekaert to invest in new manufacturing equipment with an annual capacity of 25 megawatts to be built by us, a sales and marketing expansion program and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84 million ($12 million of which will be paid on or before January 1, 2004). (Prior to the ECD-Bekaert alliance, United Solar was owned by us and Canon.)

      We and Bekaert each have a 50% interest in the joint venture which operates through two related companies - United Solar and Bekaert ECD Solar Systems LLC - which will assemble photovoltaic modules, provide systems integration, and marketing and sales.

      Bekaert is a worldwide leading manufacturer of steel wire, steel wire products and steel cord, and a fast-growing manufacturer of advanced materials. Bekaert's market and technological leadership is based on metal-forming and a wide range of coating technologies. It is based in Kortrijk, Belgium, with over 70 production centers worldwide and a workforce of 17,000 employees.

      United Solar and Bekaert ECD Solar Systems are producing a variety of PV products and selling PV modules and systems throughout the world. They manufacture products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems and marine applications at the Troy, Michigan facilities.

      United Solar and Bekaert ECD Solar Systems recently announced that they had selected Auburn Hills, Michigan, for their new manufacturing plant. Approximately $63 million is expected to be invested in this new, state-of-the-art solar facility which will expand manufacturing capacity five-fold with the 25 megawatt annual capacity photovoltaic manufacturing equipment being designed and built by our Production Technology and Machine Building Division.

      Based on research and development conducted by us in the early 1980s, we and United Solar have developed, and United Solar and Bekaert ECD Solar Systems are manufacturing and selling, unique products for the building industry such as PV shingles metal roofing products and PV laminate products which emulate conventional roofing materials in form, construction, function and installation. United Solar received the Popular Science 1996 "Best of What's New" Grand Award, and it received the Discover Magazine 1997 "Technology Innovation Award" for its flexible solar shingles.

      United Solar is also building on ECD's development of ultralight weight PV technology and developing PV products for space applications. The global telecommunications revolution is expected to result in the launch of large constellations of low earth orbit satellites and high altitude platforms in the next decade which will require lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells, initially developed by ECD, are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter than conventional technologies as well as less expensive.

      In December 1998, United Solar's ultralight space solar modules were successfully installed on the MIR Space Station. The cells have gone through thousands of thermal cycles under space conditions successfully, and have demonstrated reliable space performance without any degradation. United Solar's installation on the MIR marks the first time advanced thin-film amorphous solar modules have been installed on an orbiting spacecraft.

      In April 2000, upon the successful completion of a Phase I contract, we were awarded a two-year cost-sharing contract by the U.S. Air Force to further advance our proprietary PV space technology. Under this contract, we and United Solar will develop laser-integrated ultralight, thin-film amorphous silicon-based solar panels on Kapton(R), a lightweight, 1 to 2 mil thick plastic substrate, for auxiliary spacecraft power systems. The technology being developed is capable of providing 2500 watts per kilogram which is dramatically higher than 30-50 watts per kilogram currently available, with savings of approximately $500,000 per satellite launch.

      In 1990, we formed Sovlux Co., Ltd., a joint venture with State Research and Production Enterprise Kvant (Kvant) to manufacture our photovoltaic products in the countries of the former Soviet Union. We own 50% of Sovlux. In 1990, Kvant entered into machine-building contracts with us for the construction of 2MW-capacity pilot photovoltaic manufacturing equipment. The equipment has been installed in Sovlux's plant in Moscow. Kvant contributed this equipment to the joint venture in exchange for its ownership interest in Sovlux. Sovlux has received various U.S. Government contracts in 1998 and 1999 in connection with certain of its operations.

      Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and machinery optimization. It has manufactured commercially-successful PV products; however, it has not been able to commence volume production of photovoltaic products due to current economic conditions in Russia.

      For more than 13 years, ECD has been engaged in research contracts awarded by the DOE and NREL aimed at further development of high-efficiency amorphous silicon-based alloy thin-film solar cells, improvement of photovoltaic manufacturing technologies, and the development and demonstration of photovoltaic systems to be used in rooftop construction in lieu of conventional shingles and other roofing materials.

      In June 1998, we were awarded a three-year cost-sharing program by DOE and NREL to further advance our proprietary roll-to-roll PV manufacturing technology. This program is part of the DOE's ongoing initiatives to enhance U.S. leadership in the world PV market through improved PV manufacturing processes and reduced manufacturing costs.

Information Technologies.

      We have developed a number of key proprietary products and processes in the field of information technology.

      Ovonic Unified Memory. On the basis of our pioneering technology, we developed the first nonvolatile semiconductor memory, the Ovonic Electrically Erasable Programmable Read Only Memory, for computer data storage in the 1960s. We have advanced and extended that early work and have developed a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices, called Ovonic Unified Memory (OUM), which we expect to commercialize through a joint venture company, Ovonyx, Inc., formed in 1999 with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology.

      OUM is designed to provide nonvolatile computer data storage with the speed of current volatile DRAM semiconductor system memory as well as to decrease the cost of production. OUM also offers an opportunity to develop new, fast computer architectures so as to eliminate the use of multiple tiers of memory as well as data transfer bottlenecks caused by the current computer memory hierarchy. By removing the distinction between archival storage and system memory, data can be stored in a nonvolatile fashion and "executed in place," resulting in improved computer performance and lower costs of data transfer than those associated with the currently used memory hierarchy. We believe that OUM can, in a single device, replace the multiple memory types of devices which are used in today's personal computers.

      Another application of OUM is intended for use in the rapidly growing FLASH memory market. FLASH memory is used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Another important application of Ovonic memory and the Ovonic Threshold Switch can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition. Because OUM memory can provide the capability to store more than one bit of information per memory cell, it can allow the fabrication of semiconductor memory with high storage density. An application under development is the use of OUM in electronic cash and smart card systems that require information to be stored in an encrypted, secure and tamperproof manner.

      In February 2000, Intel Capital purchased an equity interest in Ovonyx. In addition to granting Intel a nonexclusive, royalty-bearing license, Ovonyx and Intel are jointly developing the OUM technology at one of Intel's wafer fabrication facilities.

      In November 1999, Ovonyx and Lockheed Martin Space Electronics & Communications entered into a royalty-bearing agreement to commercialize the OUM technology to replace FLASH, DRAM, FPGA and other electronic devices in radiation-hardened space and military applications.

      Optical Memory. We are the inventor and originator of phase-change rewritable optical memory disk technology. Our Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disks, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (1,000 in the case of CD-RW and 500,000 in the case of DVD-RAM).

      We have licensed our phase-change rewritable optical memory technology to 13 companies and expect to license others who are developing phase-change optical memory products. Among our licensees are Matsushita/Panasonic, Ricoh, Sony, Toshiba, Asahi, Hitachi, Plasmon, Toray, TDK and Teijin. The license agreements provide for royalty payments to us based upon sales of phase-change rewritable optical memory disks.

      A "convergence" of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging "convergence" product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives (DVD-ROM) are commercially available now. Our high-capacity phase-change optical memory technology is well established as the technology of choice for rewritable DVD media.

      Our optical memory licensees now producing phase-change optical media, as well as other storage media manufacturers, are expected to become manufacturers of rewritable DVD products. Due to their high data storage capacity, the leading manufacturers in the optical disk industry are targeting a wide range of computer and information technology applications for DVD-rewritable disks, including digital television recording.

      Following the successful development of technology under a NIST ATP project, we and GE, through its GE Plastics business unit, formed a strategic alliance in March 2000, the first activity of which was the creation of a joint venture, Ovonic Media, LLC. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture. We received a multi-million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

      We are completing a development program under another NIST ATP project relating to our optical memory technologies. This program involves the goal of increasing the storage capacity of DVD-compatible optical storage technologies by a factor of 10 and significantly increasing the data transfer rate, making it possible to store two hours or more of high-definition television content, or thousands of professional-quality high-resolution still photos, on a single disk.

Thin-Film Synthetic Materials.

      ECD has developed a range of vapor-deposited thin-film materials and cost-effective roll-to-roll production technologies, including a high-rate microwave plasma-enhanced chemical vapor deposition (MPCVD) process. The major commercial application for this technology are high-performance optical coatings.

      Optical Films. Another important application for transparent thin-film coatings which are deposited using our cost-effective roll-to-roll production technologies is in thin-film optical coatings which selectively absorb, reflect or transmit certain types of electromagnetic radiation. These coatings have a wide range of commercial applications -- from anti-glare screens for computer and television displays to solar-controlled windows for architectural and automotive applications. In February 1999, we received a contract from Southwall Technologies, Inc. to build proprietary large-area MPCVD equipment. In July 2000, our Production Technology and Machine Building Division delivered the large area roll-to-roll MPCVD machine to Southwall. This is the first commercial machine utilizing our passive coatings technology, and is expected to provide a platform for commercialization of our passive coatings technology and related equipment.

      Vapor Barrier Films. Our MPCVD process also has been applied in the development of a novel, low-cost, transparent vapor barrier coating for plastic beverage containers and flexible packaging films. An extremely thin coating (less than 1 millionth of an inch, or 1/50th of the wavelength of visible light) of our MPCVD amorphous silicon oxide (quartz glass) improved the oxygen and water vapor barrier of commodity and rigid packaging films by about a factor of
100. By blocking oxygen and water vapor transmission, the shelf life of food beverages, pharmaceuticals and other types of sensitive products is extended.

        PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                 AND CENTRAL ANALYTICAL LABORATORY

      Our Production Technology and Machine Building Division operates as a profit center for our machine-building and engineering activities. It has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and our licensees multiple generations of photovoltaic production lines, including United Solar's existing machinery and equipment for solar cells capable of producing 5 megawatts of electricity on an annual basis, as well as research, development and manufacturing equipment for batteries, vapor barrier coating and other materials technology. We are completing the design and engineering work in connection with the construction of United Solar's 25 megawatt annual capacity equipment.

      Our Central Analytical Laboratory conducts analysis of materials produced by us and our joint venture partners and licensees as well as materials produced by other companies. We also maintain an advanced materials technology group that supports the efforts of each of our business areas, including the manufacture of high quality sputtering targets and advanced powdered metals.


                 RESEARCH AND PRODUCT DEVELOPMENT

      The nature of our business has required, and will continue to require, expenditures for research and product development to support our commercial activities. The United States government agencies and our licensees and industrial partners have partially funded our research and product development activities. The materials, production technologies and products being developed and produced by us and our joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

      The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the five years ended June 30, 2000. All of our research and development costs are expensed as incurred.

                                  Direct Research and Development Expenditures

                                                   Year Ended June 30,
                                           ------------------------------------
                                             2000          1999          1998
                                             ----          ----          ----

Sponsored by licensees,                  $ 8,333,348   $14,403,073   $12,464,256
  government agencies
  and industrial partners

Sponsored by us                           11,863,416     8,381,514     8,782,943
                                         -----------   ------------  -----------
                                         $20,196,764   $22,784,587   $21,247,199
                                         ===========   ===========   ===========


             SOURCES AND AVAILABILITY OF RAW MATERIALS

      Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on our manufacturing operations.


                  PATENTS AND PROPRIETARY RIGHTS

      Since our founding in 1960, we have focused our research and development efforts on amorphous, disordered and related materials, a previously unrecognized field of materials science that has since attracted widespread attention. We have established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery, activities which we recognize need to be carefully protected. Our extensive patent portfolio consists of 363 United States patents and 840 foreign counterparts, and includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

      We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which have been resolved in our favor prior to trial.


                        CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 62 of this Report.

                              BACKLOG

      Our backlog of orders as of August 31, 2000 for battery packs, electrodes and machine-building contracts is $66,121,000. The backlog at August 31, 1999 was $2,871,000 for battery packs, electrodes and machine-building contracts. We expect to recognize $24,715,000 of backlog in 2001.


                            COMPETITION

      Our principal competitive advantages are our ownership of fundamental patents and enabling technology and know-how which cover products and production technology in the important fields of energy and information as well as our research and development activities. We have a unique and successful organization that has entered into joint venture or licensing agreements with established industrial companies that we believe possess the financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies in the areas of consumer rechargeable batteries, EV, HEV, FCEV and FCHEV batteries, scooter batteries, industrial storage batteries, photovoltaic and information technologies.

      We compete with firms, both domestic and foreign, that manufacture and sell products, as well as firms that perform research and development. Some of these firms are among the largest industrial companies in the world and have well-established product lines, extensive resources and large research and development staff and facilities.

      We are currently engaged in manufacturing and selling our proprietary products through joint ventures and licensing arrangements, as well as through our own divisions and internal production operations. Our ability to maintain our competitive leadership in the future will depend not only on continuing product and technological advances, but also on the strength and ability of our licensees and joint venture partners.


                             EMPLOYEES

      As of September 22, 2000, we had a total of 399 employees, of which 160 are Ovonic Battery employees and 72 are United Solar employees. The above numbers do not include employees of our joint ventures or licensees. We consider our relations with our employees to be excellent.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K contains forward-looking statements about our financial condition, results of operations, plans, objectives, future performance and business. In addition, from time to time we and our representatives have made or may make forward-looking statements orally or in writing. The words "may," "will," "believes," "expects," "intends," "anticipates," "estimates," and similar expressions have been used in this Annual Report to identify forward-looking statements.

      We have based these forward-looking statements on our current views with respect to future events and performance. Actual results may differ materially from those predicted by the forward-looking statements. These forward-looking statements involve risks, uncertainties, assumptions and the following:

      o our continued ability to protect and maintain the proprietary nature of our technology;

      o our dependence on the willingness and ability of our licensees and joint venture partners to devote financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      o  we are unable to successfully execute our internal business plans;

      o we experience performance problems with key suppliers or subcontractors;

      o there are no adverse changes in general economic conditions or in political or competitive forces;

      o  competition increases in our industry or markets;

      o our government product development and research contracts are terminated by unilateral government action;

      o  legal or regulatory proceedings reach unfavorable resolutions;

      o  there are adverse changes in the securities markets; and

      o  we suffer the loss of key personnel.

      There is also the risk that we incorrectly analyze these risks or that strategies we develop to address them are unsuccessful.

      These forward-looking statements speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified in their entirety by the cautionary statements in this section. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. We are not obligated to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Disordered - Minimizing and lifting of lattice constraints which provides new degrees of freedom, permitting the placement of elements in multi-dimensional spaces where they interact in ways not previously available. This allows the use of multi-elements and complex materials where positional, translational and compositional disorder remove restrictions so new local order environments can be generated controlling the physical, electronic and chemical properties of the material, thereby permitting the synthesis of new materials with new mechanisms.

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

FLASH - a type of semiconductor memory device that retains stored data even with the power off.

FCEV (Fuel Cell Electric Vehicle) - an electric vehicle that derives its electricity from a fuel cell.

FCHEV (Fuel Cell Hybrid Electric Vehicle) - a vehicle that is propelled both by a fuel cell and an electrochemical energy storage device coupled to an electric drive.

FPGA (Field-Programmable Gate Array) - is an integrated circuit having thousands of logic gates that can be programmed by an end user to perform complex functions.

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

Ovonic - [after S.R. Ov(shinsky) + (electr)onic] - the term used to describe our proprietary materials, products and technologies.

Peak Power - the maximum amount of energy available for a sustained period of time, typically 10 to 30 seconds.

Phase-Change Rewritable - an optical memory technology invented by us in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material between crystalline and amorphous states.

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

SRAM (Static Random Access Memory) - a type of very fast semiconductor memory device used for high-speed transfers of relatively small data blocks to the main processor in a computer.

Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

Thin Film - a very thin layer of material formed on a substrate.

Item 2:  Properties
-------  ----------

      A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery and United Solar, follows:



           Location                                       Number of
                                                         Square Feet
           --------                                      -----------

ECD:

1675 West Maple Road, Troy, MI                            31,550
1050 East Square Lake Road, MI                            11,000
1621 Northwood, Troy, MI                                  27,480


Ovonic Battery:

1864 Northwood, Troy, MI                                  12,480
1826 Northwood, Troy, MI                                  12,480
1707 Northwood, Troy, MI                                  27,400
1334 Maplelawn, Troy, MI                                  28,100
1414 Combermere, Troy, MI                                  9,870

United Solar:

1100 West Maple Road, Troy, MI                            47,775
                                                         -------
            TOTAL                                        208,135
                                                         =======


      Except for the property located at 1050 East Square Lake Road, Bloomfield Township, MI, which is owned by us, the foregoing properties, which are generally of brick and block construction, are leased by us. Except for the property located at 1334 Maplelawn, Troy, MI, which is subleased to GM Ovonic, the foregoing properties are devoted primarily to the product development, production and pre-production activities and administrative and other operations of ECD, Ovonic Battery and United Solar. Management believes that the above facilities are generally adequate for present operations.

Item 3: Legal Proceedings
------- -----------------

      We are not a party to any legal proceedings which management believes to be material.


Item 4: Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

      Not applicable.

                              PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

     Shares of our Common Stock, par value $.01 per share ("Common Stock"), trade on the NASDAQ National Market System under the symbol "ENER." Shares of our Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and Class B Common Stock, par value $.01 per share ("Class B Common Stock"), are not publicly traded.

      As of September 22, 2000, there were approximately 2,490 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

      Below is the reported high and low price on the NASDAQ National Market System for our Common Stock for the following quarters:

                 For the Fiscal Year Ended June 30
                      (in Dollars Per Share)


                              2001              2000              1999
                         ----------------  ----------------  ----------------
                         High     Low      High     Low      High     Low

First Quarter            $40.375  $22.063  $ 15.00  $ 9.188  $10.250  $ 5.188
(through Sept. 22,
2000)

Second Quarter                             $11.313  $ 8.00   $ 8.125  $ 4.625

Third Quarter                              $31.438  $ 9.00   $12.938  $  7.50

Fourth Quarter                             $27.375  $11.50   $10.50   $ 7.625



      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      On April 11, 2000, Canon Inc. acquired 700,000 shares of our common stock pursuant to a Stock Purchase Agreement in connection with the closing of our purchase of Canon's voting stock of United Solar.

      On May 30, 2000, Texaco Inc. acquired 3,742,800 shares of our common stock pursuant to a Stock Purchase Agreement between TRMI Holdings Inc., a wholly-owned subsidiary of Texaco, and us.

      Canon and Texaco acquired our Common Stock in private transactions under Regulation D, Rule 505 of the Securities Act of 1933.

Item 6:  Selected Financial Data
-------  -----------------------

      Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).


                                                                                June 30,
                                               ----------------------------------------------------------------------------
Revenues:                                           2000           1999            1998            1997          1996
---------                                      -------------   ------------   -------------   -------------   -------------
Product sales                                  $  6,892,355    $ 4,524,238    $  9,858,343    $ 14,897,144    $ 14,828,133
Royalties                                         3,440,164      2,735,622       2,485,981       1,394,872       1,321,117
Revenues from product development
   agreements                                    10,418,985     17,240,615      15,311,416       5,738,877       7,349,195
Revenues from license and other
   agreements                                     3,138,000      4,753,995       1,701,134       5,828,648      12,524,262
Other                                             6,089,581      3,717,826       2,200,707       1,718,933       1,289,667
                                               -------------  -------------   -------------   -------------   -------------
     TOTAL REVENUES                              29,979,085     32,972,296      31,557,581      29,578,474      37,312,374
                                               -------------  -------------   -------------   -------------   -------------
Net Income (Loss)                              $(16,656,128)  $(13,777,589)   $(16,664,999)   $(17,954,612)   $  1,054,269
                                               =============  =============   =============   =============   =============
Basic Net Income (Loss) per
   Common Share                                $      (1.16)  $      (1.06)   $      (1.50)   $      (1.67)   $        .11

Diluted Net Income (Loss) per
   Common Share                                $      (1.16)  $      (1.06)   $      (1.50)   $      (1.67)   $        .10

At year end:
  Cash and Cash Equivalents                    $ 44,592,017   $ 19,076,983    $ 25,786,112    $ 14,270,145    $ 23,773,742
  Investments                                  $ 44,723,500   $     -         $     -         $     -         $     -
  Total Assets                                 $148,905,642   $ 39,807,998    $ 51,360,816    $ 37,729,097    $ 57,129,439
  Long-Term Liabilities                        $ 20,059,353   $  2,679,936    $  3,967,496    $    585,795    $  1,853,728
  Working Capital                              $ 89,789,457   $ 18,438,953    $ 29,800,158    $ 23,161,108    $ 43,524,927
  Stockholders' Equity                         $ 98,776,560   $ 23,188,627    $ 34,815,346    $ 26,418,659    $ 43,734,040





                                    -32-

Item 7:  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

                       Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999
-------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to historic new strategic alliances over the past nine months with Texaco Inc., N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert), Intel Corporation, General Electric Company, Lockheed Martin Space Electronics and Communications and China's Rare Earth High-Tech Co. Ltd. of Baotou Steel Company (Rare Earth High-Tech). According to generally accepted accounting principles as practiced in the United States
(GAAP), the Company was required to report these investments as a loss.

      The Company had a net loss in the year ended June 30, 2000, of $16,656,000 compared to a net loss of $13,778,000 for the year ended June 30, 1999. The change resulted primarily from a reduction in revenues to $29,979,000 in 2000 from $32,972,000 in 1999 and a $65,000 increase in operating expenses.
The change in revenues primarily resulted from lower revenues from license and other agreements ($1,616,000) and revenues from product development agreements ($6,822,000) partially offset by higher product sales ($2,368,000) and royalties ($705,000). Revenues from license agreements include $1,778,000 from a license agreement with Toshiba Battery Company Ltd., $1,000,000 from Sanyo Electric Co., Ltd. and $360,000 from Japan Storage Battery Co., Ltd., compared to a $4,400,000 license fee in 1999 from Sanyo. Other revenues increased from $3,718,000 in the year ended June 30, 1999 to $6,090,000 in the year ended June 30, 2000, principally due to revenues of $2,686,000 from Ovonyx, ECD's joint venture with Tyler Lowrey and Intel.

      The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride (NiMH) battery technology have led to a new family of batteries not only for hybrid electric vehicles (HEVs), electric vehicles (EVs) and fuel cell electric vehicles (FCEVs), but also for a new universal battery platform that has included a much-needed addition to the starter lighter ignition battery field where especially high voltages are required. ECD's continued investments in its battery, solid hydride, and fuel cell development programs, as well as its activities at United Solar and Bekaert ECD Solar Systems are all reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2000 losses. In addition to the loss from operations, the Company incurred other expense (net) of $604,000 in the year ended June 30, 2000, compared to other expense (net) of $784,000 in the same period in the prior year.

      Product sales, consisting of positive and negative battery electrodes, battery packs, machine building and photovoltaic products (for United Solar since April 11, 2000), increased 52% to $6,892,000 in the year ended June 30, 2000 from $4,524,000 in the year ended June 30, 1999. Battery pack sales increased 41% to $1,493,000 in 2000 from $1,060,000 in 1999 and machine-building revenues increased 424% to $1,824,000 in 2000 from $348,000 in 1999. The machine-building revenues in both years were applicable to contracts to build large-area microwave deposition equipment. Sales of negative and positive electrodes decreased $1,753,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Photovoltaic sales for the period from April 11, 2000 (the date United Solar was consolidated) through June 30, 2000 were $2,212,000.

      Royalties increased 26% to $3,440,000 in the year ended June 30, 2000 from $2,736,000 in the year ended June 30, 1999. While the volume of NiMH batteries currently being sold has increased substantially, the royalties the Company receives continue to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements decreased 40% from $17,241,000 in the year ended June 30, 1999 to $10,419,000 in the year ended June 30, 2000. There were increases in revenues from the Shell Hydrogen program (which concluded in 2000) ($750,000 in 2000 compared to none in 1999) and the hydrogen storage program with the Department of Energy (DOE) ($781,000 in 2000 compared to $191,000 in 1999). These increases in 2000 were more than offset by decreases in revenues resulting from the successful conclusion of programs with General Motors Corporation (General Motors) to develop batteries for electric and hybrid electric vehicle applications ($1,002,000 in 2000 compared to $8,039,000 in 1999) and with the National Institute of Standards and Technology
(NIST) for a new, low-cost manufacturing system for DVDs based on ECD's proprietary phase-change optical memory technology ($3,883,000 in 2000 compared to $5,606,000 in 1999), which resulted in the new alliance with General Electric. Contracts with DOE and National Renewable Energy Laboratory (NREL) in photovoltaics also had decreased revenues ($1,733,000 in 2000 compared to $2,928,000 in 1999). (See Note B - Notes to Consolidated Financial Statements.)

      The Company has $6,560,000 in unrecognized revenues outstanding under product development agreements with the U.S. government or other agencies or companies. Without giving effect to any new product development agreements which may be entered into in the year ending June 30, 2001 and based upon scheduled funding and performance, $5,695,000 is expected to be recorded in revenues from product development agreements for the year ending June 30, 2001.

      Revenues from license and other agreements decreased 34% from $4,754,000 in the year ended June 30, 1999 to $3,138,000 in the year ended June 30, 2000. The 2000 revenues included a $1,778,000 license fee from Toshiba Battery; $1,000,000 from Sanyo, which had previously been deferred from the agreement entered into with Sanyo in October 1998; and $360,000 from Japan Storage. The 1999 license fees included $4,400,000 from Sanyo.

      Other revenues increased by $2,372,000 to $6,090,000 in the year ended June 30, 2000 from $3,718,000 in the year ended June 30, 1999, primarily due to revenues from Ovonyx of $2,686,000 related to services provided to Ovonyx and $1,098,000 related to services provided to Bekaert ECD Solar Systems, partially offset by lower billings to GM Ovonic L.L.C. (GM Ovonic).

      The $1,788,000 increase in cost of product sales in the year ended June 30, 2000 results from the $2,368,000 increase in product sales. The reduced loss on product sales from $3,612,000 to $3,032,000 is a result of cost-reduction measures taken by the Company. While the Company has taken significant steps to reduce costs, the low sales volume, primarily of negative electrodes, combined with high fixed costs, result in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

      The Company incurred expenses for product development of $25,523,000 ($10,373,000 funded and $15,150,000 unfunded) in the year ended June 30, 2000, compared to expenses of $29,243,000 ($17,361,000 funded and $11,882,000 unfunded) in the year ended June 30, 1999. The expenditures continued the development of the Company's core technologies: NiMH batteries, hydrogen storage, energy generation, and information storage and retrieval devices.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. These expenses increased to $1,750,000 in the year ended June 30, 2000 from $1,656,000 in the year ended June 30, 1999.

      The increase in operating, general and administrative expenses from $6,930,000 in the year ended June 30, 1999 to $8,834,000 in the year ended June 30, 2000 was primarily related to consolidating United Solar results after April 11, 2000, decreased allocations to cost of revenues from product development agreements and increased depreciation expense in 2000.

      Other expense (net) was $784,000 in the year ended June 30, 1999, compared to other expense (net) of $604,000 in the year ended June 30, 2000. Due primarily to better operating performance at United Solar, the Company incurred reduced charges for equity losses of $2,463,000 in 2000 compared to $3,660,000 in 1999. As required under GAAP, the Company recorded losses representing the Company's share of the losses of United

Solar (prior to April 11, 2000) and Bekaert ECD Solar Systems regardless of the value of these investments. Also, included in other expense (net) in 2000 is $182,000 of income for minority interest share of losses related to Bekaert's share of United Solar's losses and $117,000 income for amortization of negative goodwill related to ECD's acquisition of Canon's interest in United Solar (see NOTES A and D of Notes to Consolidated Financial Statements for further discussions of United Solar and the Company's accounting for United Solar). Also, interest income increased to $1,576,000 in 2000 compared to $1,187,000 in 1999. In 1999, a $1,970,000 gain was recognized related to the sale of Ovonic Battery Company, Inc. (Ovonic Battery) stock to Sanyo.

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

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998
-------------------------------------------------------------

      The Company had a net loss in the year ended June 30, 1999 of $13,778,000 compared to a net loss of $16,665,000 for the year ended June 30, 1998. The loss was primarily due to: (i) ongoing product development and continued market development activities, (ii) losses related to electrode production, (iii) ongoing protection of the Company's intellectual property, and (iv) development costs of Ovonic Unified Memory (OUM) microelectronic nonvolatile, thin-film semiconductor devices. The amount of the net loss for 1999 was partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock and a $4,400,000 license fee from Sanyo. Additionally, included in other income (expense) for 1999 was an expense of $3,660,000 representing ECD's equity in the net loss from its investment in the United Solar joint venture, as required under GAAP, related to ECD's cash investments in United Solar.

      Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 54% to $4,524,000 in the year ended June 30, 1999 from $9,858,000 in the year ended June 30, 1998. Sales of negative and positive electrodes decreased $6,179,000 primarily due to one of the Company's principal negative electrode customers manufacturing its own electrode products and the manufacturing of positive electrodes by GM Ovonic, the Company's manufacturing joint venture with General Motors. Battery pack sales increased 156% from $414,000 to $1,060,000 in 1999. Revenues from machine building were $348,000 in 1999, compared to $148,000 in 1998. The Company received a contract to build large-area microwave deposition equipment in February 1999 and recognized revenue of $330,000 in connection with this contract.

      Royalties increased 10% to $2,736,000 in the year ended June 30, 1999 from $2,486,000 in the year ended June 30, 1998 primarily due to higher battery royalties.

While the volume of NiMH batteries sold increased substantially, the royalties the Company received reflected increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 13% to $17,241,000 in the year ended June 30, 1999 from $15,311,000 in the year ended June 30, 1998 due to substantially increased revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($8,039,000 in 1999 compared to $6,995,000 in 1998) and from contracts with NIST in the Company's battery and optical memory technologies ($5,606,000 in 1999 compared to $1,797,000 in 1998). Revenues from product development agreements for ECD's photovoltaic technology increased 36% to $2,928,000 in the year ended June 30, 1999 from $2,156,000 in the year ended June 30, 1998. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased 179% to $4,754,000 in the year ended June 30, 1999 from $1,701,000 in the year ended June 30, 1998 due to (i) a $4,400,000 battery license fee from Sanyo in 1999, (ii) $190,000 in license fees in 1999 in connection with a new optical memory license agreement with Ricoh Company Limited of Tokyo, Japan, the world's largest manufacturer of rewritable compact disks and (iii) a battery license agreement with Japan Storage, a Japanese battery manufacturing company. License fees in 1998 included $1,500,000 related to a technology transfer agreement with Sovlux Battery and the Chepetsky Mechanical Plant, an enterprise of the Russian Ministry of Atomic Energy. Revenues from license agreements are nonrecurring and are based upon developing new business relationships.

      Other revenues increased by $1,517,000 (or 69%) to $3,718,000 in the year ended June 30, 1999, from $2,201,000 in the year ended June 30, 1998 primarily due to increased billings in 1999 for work performed for Ovonic Battery licensees and for additional work performed by ECD's Production Technology and Machine Building Division. In 1998, there were certain adjustments which reduced revenues to reflect a change in estimate based on information received by the Company pertaining to certain customers and contracts.

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

      The decrease in cost of product sales to $8,136,000 in the year ended June 30, 1999, from $12,673,000 in the year ended June 30, 1998 was due to the reduced level of battery electrode sales.

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

      Other income (net) of $180,000 in the year ended June 30, 1998 compared to other expense (net) of $784,000 in the year ended June 30, 1999. The $964,000 reduction was due to a $3,660,000 expense (versus $384,000 in 1998) representing the Company's equity in the net loss in its investment in United Solar (represented as a net loss on the Company's financial statements) and higher interest expense, partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock in 1999 and higher interest income. This $3,660,000 expense is related to ECD's cash investments in United Solar's future growth.

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

                  Liquidity and Capital Resources

      As of June 30, 2000, the Company had unrestricted consolidated cash, cash equivalents, investments and accounts receivable of $105,381,000, an increase of $78,584,000 from June 30, 1999. As of June 30, 2000, the Company had consolidated working capital of $89,789,000 compared with a consolidated working capital of $18,439,000 as of June 30, 1999.

      The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. Over the past several months, the Company has entered into a number of historic business agreements bringing the Company's short-term cash reserves to approximately $90 million and having a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technologies which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations listed below, which form the basis of a fundamental restructuring of the Company. Highlights are:

      o On May 2, 2000, ECD and Texaco announced that Texaco purchased a 20 percent equity position in the Company for $67.4 million and Texaco and ECD intend, as soon as practicable, to enter into joint ventures to promote the development and commercialization of Ovonic Solid Hydrogen Storage Systems(TM) and Ovonic Regenerative Fuel Cells(TM) technology. ECD will provide each venture with a license of ECD's intellectual property relating to the respective field and Texaco will provide funding to some agreed level.

      o On September 21, 2000, ECD and Texaco Energy Systems, Inc. (TESI), a wholly-owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell Company LLC. TESI will fund initial product and market development estimated to exceed $40 million. The primary use of this funding is to fund a multimillion dollar contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology, validate manufacturing methodologies and produce production-ready prototypes.

      o In April 2000, ECD and Bekaert entered into a strategic alliance whereby Bekaert will invest $84 million in United Solar, which will result in a fivefold capacity expansion and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $50 million with an annual capacity of 25 megawatts.

      o A strategic alliance was formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC, in March 2000. ECD received a multimillion dollar contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

      o Ovonyx formed a strategic alliance with Intel in February 2000, which entails an investment by Intel in Ovonyx, to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as FLASH, SRAM and DRAM. The alliance with Intel also includes the granting of a nonexclusive royalty-bearing license agreement and a joint development program utilizing Intel's wafer fabrication facilities.

      o On April 25, 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first (total contract value is $25.2 million) in a series of NiMH projects in China. On June 15, 2000, the second and third projects (total contract value is $38.4 million) were started. These projects, first announced in August 1999, with Rare Earth Ovonic create joint ventures, of which Ovonic Battery has a 19% interest, which provide an important entry for the Company into the vast Chinese market and have potential revenue to Ovonic Battery in excess of $100 million.

      These new business agreements have both near-term and long-term impact on the Company's capital resources. The Texaco, Bekaert, Ovonyx and General Electric agreements will all result in reduced cash expenditures as the Company's business partners assume the responsibility for funding operations.

      In the year ended June 30, 2000, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery for its HEV technology. In addition, Japan Storage, a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $360,000 pursuant to certain terms contained in the previous license agreement with Japan Storage.

      During the year ended June 30, 2000, $11,251,000 of cash was used in operations. The difference between the net loss of $16,656,000 and the net cash used in operations was principally due to ECD's $1,999,000 share of the losses in United Solar relating to ECD's investment of cash in United Solar's future growth and the Company's depreciation expense. As a result of Bekaert's investment in United Solar, ECD is no longer funding United Solar's operations. In addition, $698,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations, during this period.

      The Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with industry partners and U.S. government agencies to develop the Company's products and production technology. ECD has been awarded government contracts with various governmental agencies (DOE, NREL, NIST, etc.) and with various industry partners.

      During the next 12 months, the Company expects to purchase up to $500,000 of machinery and equipment.

      The Company has a financing arrangement with Standard Federal Bank, a member of the ABN AMRO Group, for a $3,000,000 line of credit bearing an interest rate at prime rate, which expires on June 30, 2001. The Company does not expect to use any of this available financing during the next 12 months.

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

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 2001 is anticipated to be approximately $5,700,000, compared to $15,654,000 received from product development agreements in the year ended June 30, 2000. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2001 is expected to be approximately $3,900,000 compared to $3,058,000 received in the year ended June 30, 2000.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 2001.

      Due to the recent increase in its stock price, the Company has received, since August 1, 1999, approximately $16.0 million ($1.9 million of which occurred after June 30, 2000) in proceeds from the exercise of employee stock options and the exercise of warrants. While there are additional employee stock options and warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. We typically invest in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

Item 8:  Consolidated Financial Statements and Supplementary Data
-------  -------------------------------------------------------

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP


Detroit, Michigan
September 28, 2000

                            ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                             ASSETS
                                             ------

                                                                           June 30,
                                                                 ----------------------------
                                                                     2000           1999

                                                                 -------------  -------------
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
     $44,386,000 at June 30, 2000 and
     $19,026,000 at June 30, 1999                                $ 44,592,017   $ 19,076,983
   Investments                                                     44,723,500          -
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $579,000 at June 30, 2000 and $303,000
     at June 30, 1999)                                              6,915,578      6,296,097
   Amounts due from related parties                                 9,149,942      1,423,828
   Inventories                                                        994,077        589,245
   Other                                                              302,413          -
                                                                 ------------   ------------
           TOTAL CURRENT ASSETS                                   106,677,527     27,386,153

PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
   Land and land improvements                                         312,588        312,588
   Buildings and improvements                                       3,865,506      3,733,816
   Machinery and other equipment (including construction in
     progress of approximately $578,000 and $844,000
     at June 30, 2000 and 1999)                                    18,808,002     18,353,014
   Capitalized lease equipment                                      4,734,653      4,988,672
                                                                 -------------  -------------
                                                                   27,720,749     27,388,090
   Less accumulated depreciation
     and amortization                                             (21,459,477)   (19,449,827)
                                                                 -------------  -------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT                      6,261,272      7,938,263

Investments in EV Global and Innovative Transportation
      Systems (NOTE A)                                              2,639,716      2,239,716

Long-Term Note Receivable - Bekaert ECD Solar Systems               9,631,495          -

JOINT VENTURES (NOTE D)
   United Solar                                                        -             956,411
   Bekaert ECD Solar Systems                                       22,394,868          -
   GM Ovonic                                                           -               -
   Ovonyx                                                              -               -
   Ovonic Media                                                        -               -
   Rare Earth Ovonic                                                   -               -
   Sovlux                                                              -               -

OTHER ASSETS                                                        1,300,764      1,287,455
                                                                 -------------  -------------
           TOTAL ASSETS                                          $148,905,642   $ 39,807,998
                                                                 =============  =============

See notes to consolidated financial statements.

                         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                           June 30,
                                                                 ------------------------------
                                                                     2000            1999

                                                                 -------------    -------------
 CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   6,151,372    $  4,707,158
   Salaries, wages and amounts withheld
     from employees                                                  1,998,684       1,581,447
   Deferred revenues under business
     agreements (NOTE A)                                             6,537,975       1,349,087
   Current installments on long-term
     liabilities (NOTE E)                                            2,200,039       1,309,508
                                                                  -------------   -------------
          TOTAL CURRENT LIABILITIES                                 16,888,070       8,947,200

LONG-TERM LIABILITIES (NOTE E)                                      10,427,858       2,679,936

LONG-TERM NOTES PAYABLE (NOTE E)                                     9,631,495           -

DEFERRED GAIN                                                          669,072       1,110,132

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                             3,938,667       3,882,103
                                                                  -------------   -------------
          TOTAL LIABILITIES                                         41,555,162      16,619,371

NEGATIVE GOODWILL (NOTE D)                                           3,148,426           -

MINORITY INTEREST (NOTE D)                                           5,425,494           -

STOCKHOLDERS' EQUITY
   Capital Stock (NOTES F and G)
     Class A Convertible Common Stock,
          par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                          2,199           2,199
     Class B Convertible Common Stock,
       par value $0.01 per share
          Authorized, Issued and Outstanding - 430,000 shares            4,300           4,300

     Common Stock, par value $0.01 per share:
          Authorized - 30,000,000 shares Issued &
          Outstanding -18,098,646 shares at June 30,
          2000 and 12,841,270 shares at June 30, 1999                  180,986         128,413
   Additional paid-in capital                                      324,293,312     233,861,099
   Accumulated deficit                                            (222,184,080)   (205,527,952)
   Accumulated other comprehensive income                               50,783          -
   Treasury stock at cost - 109,400 shares at June 30, 1999              -          (1,028,092)
   Unearned Compensation on Class B Convertible
     Common Stock                                                   (3,570,940)     (4,251,340)
                                                                  -------------   -------------
          TOTAL STOCKHOLDERS' EQUITY                                98,776,560      23,188,627
                                                                  -------------   -------------

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $148,905,642   $  39,807,998
                                                                  =============  ==============


See notes to consolidated financial statements.

                              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------

                                                                   Year ended June 30,
                                                  ------------------------------------------
                                                      2000           1999           1998
                                                  ------------   -------------  ------------

REVENUES (NOTES A and B)

  Product sales                                   $  6,892,355   $  4,524,238   $  9,858,343
  Royalties                                          3,440,164      2,735,622      2,485,981
  Revenues from product development
    agreements                                      10,418,985     17,240,615     15,311,416
  Revenues from license and other agreements         3,138,000      4,753,995      1,701,134
  Other                                              6,089,581      3,717,826      2,200,707
                                                  -------------  -------------  -------------

       TOTAL REVENUES                               29,979,085     32,972,296     31,557,581

EXPENSES

  Cost of product sales (NOTE A)                     9,924,350      8,136,000     12,673,323
  Cost of revenues from product
    development agreements (NOTE A)                 10,373,243     17,361,358     15,605,895
  Product development and research (NOTE A)         15,149,637     11,881,945     11,425,333
  Patents (NOTE A)                                   1,749,575      1,656,496      1,870,024
  Operating, general and administrative              8,833,996      6,930,251      6,827,579
                                                  -------------  -------------  -------------

       TOTAL EXPENSES                               46,030,801     45,966,050     48,402,154
                                                  -------------  -------------  -------------

LOSS FROM OPERATIONS                               (16,051,716)   (12,993,754)   (16,844,573)

OTHER INCOME (EXPENSE):

  Interest income                                    1,576,243      1,186,528        598,940
  Interest expense                                    (574,386)      (563,613)      (137,541)
  Equity loss in joint ventures                     (2,462,978)    (3,659,503)      (384,000)
  Amortization of negative goodwill                    116,608          -              -
  Minority interest share of losses                    181,911          -              -
  Gain on sale of Ovonic Battery stock                   -          1,970,000          -
  Loss on Unique Mobility stock                          -           (212,541)         -
  Other nonoperating income - (net)                    558,190        495,294        102,175
                                                  -------------  -------------  -------------

       TOTAL OTHER INCOME (EXPENSE)                   (604,412)      (783,835)       179,574
                                                  -------------  -------------  -------------

    NET LOSS                                      $(16,656,128)  $(13,777,589)  $(16,664,999)
                                                  =============  =============  =============

    BASIC NET LOSS PER SHARE
       (NOTE H)                                   $      (1.16)     $   (1.06)  $      (1.50)
                                                  =============  =============  =============

    DILUTED NET LOSS PER SHARE
       (NOTE H)                                   $      (1.16)  $      (1.06)  $      (1.50)
                                                  =============  =============  =============


 See notes to consolidated financial statements.


                                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                         ---------------------------------------------------------------

                                           Three years ended June 30, 2000


                Class A
                Convertible
                Common Stock   Common Stock                                                 Treasury Stock     Unearned
                -------------- -------------------                                          -----------------  Compensa-
                                                                                                               tion on
                                                                                                               Class B
                                                                 Accumulated                                   Con-     Total
                Number         Number              Additional    Other                      Number             vertible Stock-
                of             of                  Paid-In       Comprehen-  Accumulated    of                 Common   holders'
                Shares  Amount Shares     Amount   Capital       sive Loss   Deficit        Shares   Amount    Stock    Equity
                ------- ------ ---------- -------- ------------- ----------- -------------- -------- --------- -------- ------------
Balance at
  July 1, 1997  219,913 $2,199 10,603,251 $106,033 $202,004,599  $   0       $(175,085,364) (42,000) $(608,808)$  0     $26,418,659

Net loss for
  year ended
  June 30, 1998                                                                (16,664,999)                             (16,664,999)
Issuance of stock
  to directors
  and consultants                   3,564       36       84,960                                                              84,996
Public offering
  of common stock
  and warrants                  1,750,000   17,500   21,704,450                                                          21,721,950
Common stock
  issued in
  connection with
  exercise of
  stock options
  and warrants and
  conversion of
  certain securities              135,866    1,358    1,300,382                                                           1,301,740
Common stock issued
  in connection
  with conversion
  of CICs                             212        2           (2)                                                                  0
Common stock and
  warrants issued
  to EV Global                    146,924    1,469    1,998,531                                                           2,000,000
Unrealized loss
  on investment                                                   (47,000)                                                  (47,000)
                ------- ------ ---------- -------- ------------- ---------   -------------- -------- ---------- ------ -------------
Balance at
  June 30, 1998 219,913 $2,199 12,639,817 $126,398 $227,092,920  $(47,000)   $(191,750,363) (42,000) $(608,808) $  0   $ 34,815,346
                ======= ====== ========== ======== ============= =========   ============== ======== ========== ====== =============



See notes to consolidated financial statements.


                                                       (Continued on next page.)


                                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                         ---------------------------------------------------------------

                                           Three years ended June 30, 2000
                                                        (CONTINUED)

          Class A and
          Class B
          Convertible
          Common Stock   Common Stock                                               Treasury Stock        Unearned
          -------------- -------------------                                        ------------------    Compensa-
                                                                                                          tion on
                                                                                                          Class B
                                                          Accumulated                                     Con-         Total
          Number         Number              Additional   Other                     Number                vertible     Stock-
          of             of                  Paid-In      Comprehen- Accumulated    of                    Common       holders'
          Shares  Amount Shares     Amount   Capital      sive Loss  Deficit        Shares    Amount      Stock        Equity
          ------- ------ ---------- -------- ------------ ---------- -------------- --------- ----------- ------------ -------------
Balance at
  June 30,
   1998   219,913 $2,199 12,639,817 $126,398 $227,092,920 $(47,000)  $(191,750,363) ( 42,000)   $(608,808)$   0        $ 34,815,346

Net loss
 for year
 ended
 June 30,
 1999                                                                  (13,777,589)                                     (13,777,589)
Issuance of
 Class B
 convert-
 ible
 common
 stock    430,000  4,300                        4,591,540                                                   (4,591,540)       4,300
Earned com-
 pensation
 on Class B
 convert-
 ible
 common
 stock                                                                                                         340,200      340,200
Issuance of
 stock to
 directors
 and con-
 sultants                     5,000       50       39,950                                                                    40,000
Common stock
 issued in
 connection
 with exercise
 of stock
 options
 and warrants
 and conver-
 sion of CICs               161,730    1,617    1,583,045                                                                 1,584,662
Common stock
 issued in
 connection
 with Unique
 Europa                      34,723      348      439,602                                                                   439,950
Stock options
 issued to
 non-employees                                    114,042                                                                   114,042
Purchase of
 treasury
 stock                                                                              ( 67,400)    (419,284)                 (419,284)
Realized
 loss on
 investment                                                 47,000                                                           47,000
          ------- ------ ---------- -------- ------------ ---------  -------------- --------- ------------ ------------ ------------
Balance at
 June 30,
 1999     649,913 $6,499 12,841,270 $128,413 $233,861,099 $   0      $(205,527,952) (109,400) $(1,028,092) $(4,251,340) $23,188,627
          ======= ====== ========== ======== ============ ========== ============== ========= ============ ============ ============



See notes to consolidated financial statements.


                                                       (Continued on next page.)

                                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                         ---------------------------------------------------------------

                                           Three years ended June 30, 2000
                                                        (CONTINUED)

          Class A and
          Class B
          Convertible
          Common Stock   Common Stock                                               Treasury Stock          Unearned
          -------------- -------------------                                        ---------------------   Compensa-
                                                                                                            tion on
                                                                                                            Class B
                                                          Accumulated                                       Con-          Total
          Number         Number              Additional   Other                       Number                vertible      Stock-
          of             of                  Paid-In      Comprehen-   Accumulated    of                    Common        holders'
          Shares  Amount Shares     Amount   Capital      sive Income  Deficit        Shares    Amount      Stock         Equity
          ------- ------ ---------- -------- ------------ ---------- -------------- --------- ----------- ------------- ------------
Balance at
 June 30,
 1999     649,913 $6,499 12,841,270 $128,413 $233,861,099 $   0      $(205,527,952) (109,400) $(1,028,092)$(4,251,340)  $23,188,627

Net loss
 for year
 ended
 June 30,
 2000                                                                  (16,656,128)                                     (16,656,128)
Earned
 compen-
 sation
 on Class B
 convertible
 common
 stock                                                                                                        680,400       680,400
Issuance of
 stock to
 directors
 and
 consultants                  3,542       35       34,942                                                                    34,977
Common stock
 issued
 in connec-
 tion with
 exercise
 of stock
 options and
 warrants and
 conversion
 of CICs                    965,434    9,654   11,529,526                                                                11,539,180
Stock options
 issued to
 non-employees                                    146,000                                                                   146,000
Purchase of
 treasury
 stock                                                                               (45,000)    (735,679)                 (735,679)
Warrants
 sold to
 GE Plastics                                      400,000                                                                   400,000
Treasury stock
 sold to Texaco                                                                      154,400    1,763,771                 1,763,771
Common stock
 sold to Texaco           3,588,400   35,884   65,570,745                                                                65,606,629
Stock issued
 to Canon                   700,000    7,000   12,751,000                                                                12,758,000
Unrealized
 gain on
 investments
                                                           50,783                                                            50,783
          ------- ------ ---------- -------- ------------ -------    -------------- --------- ------------ ------------ ------------
Balance at
 June 30,
 2000     649,913 $6,499 18,098,646 $180,986 $324,293,312 $50,783    $(222,184,080)     0     $    0       $(3,570,940) $98,776,560
          ======= ====== ========== ======== ============ =======    ============== ========= ============ ============ ============



See notes to consolidated financial statements.

                                                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       -------------------------------------

                                                                               Year ended June 30,
                                                              ----------------------------------------------------
                                                                    2000              1999              1998
                                                              ----------------  ----------------  ----------------
OPERATING ACTIVITIES:
   Net loss                                                   $ (16,656,128)    $ (13,777,589)    $ (16,664,999)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              2,194,989         1,974,726         2,130,494
       Equity interest in United Solar's net loss                 1,999,370         3,659,503           384,000
       Equity interest in Ovonic Media's net loss                    67,871             -                 -
       Equity interest in Bekaert ECD Solar Systems'net loss        395,737             -                 -
       Profit deferred on sales to Bekaert ECD Solar Systems        209,395             -                 -
       Gain on sale of Ovonic Battery stock                           -            (1,970,000)            -
       Creditable royalties                                          56,564           (52,017)         (257,366)
       Options issued to executive for services rendered            113,250           453,000           453,000
       Stock issued for services rendered                           861,377           494,242            84,996
       Loss on Unique Mobility Stock                                  -               212,541             -
       Loss on sale of equipment                                      5,051             -                 -
       Amortization of deferred gain                               (441,060)         (441,014)         (274,025)
       Negative goodwill - amortization                            (116,608)            -                 -
       Minority interest                                           (181,911)            -                 -
       Other                                                         62,000             -                 -
   Changes in working capital:
       Accounts receivable and amounts due from related parties  (2,071,258)        2,438,142         2,452,160
       Inventories                                                  400,364           484,852           551,968
       Other assets                                                  22,994           382,435          (487,905)
       Accounts payable and accrued expenses                     (3,361,635)          432,199         1,042,793
       Deferred revenues under business agreements                5,188,888           (67,995)         (254,449)
                                                              ----------------  ----------------  ---------------
NET CASH USED IN OPERATIONS                                     (11,250,750)       (5,776,975)      (10,839,333)
                                                              ----------------  ----------------  ---------------

INVESTING ACTIVITIES:
   Purchases of capital equipment                                  (698,328)       (1,321,562)       (1,701,536)
   Investment in United Solar                                    (1,499,589)       (2,500,000)       (2,499,914)
   Cash acquired in business combination                          7,080,329             -                 -
   Investment in Innovative Transportation                         (400,000)            -                 -
   Purchase of investments                                      (44,672,717)            -            (3,085,435)
   Sales of investments                                               -                 -             4,145,368
   Proceeds from sale of capital equipment                           14,420             -                 -
                                                              ----------------  ----------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                           (49,175,885)       (3,821,562)       (3,141,517)
                                                              ----------------  ----------------  ---------------

FINANCING ACTIVITIES:
   Redemption (purchase) of treasury stock                         (735,679)         (419,284)            -
   Principal payments under short-term and long-term
     debt obligations and capitalized lease obligations          (1,518,982)       (1,297,272)       (1,604,599)
   Proceeds from capital lease transactions                           -                 -             4,530,725
   Proceeds from sale of stock of subsidiary                          -             2,970,000             -
   Net proceeds from sale of stock and warrants                       -                 4,300        21,721,950
   Proceeds from sale of stock to Texaco                         67,370,400             -                 -
   Proceeds from sale of stock upon exercise of stock
     options and warrants                                        11,425,930         1,131,664           848,741
   Proceeds from issuance of warrants - GE Plastics                 400,000             -                 -
   Proceeds from nonrefundable advance royalties                      -               500,000             -
                                                              ----------------  ---------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        76,941,669         2,889,408        25,496,817
                                                              ----------------  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                            25,515,034        (6,709,129)       11,515,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 19,076,983        25,786,112        14,270,145
                                                              ----------------  ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  44,592,017     $  19,076,983     $  25,786,112
                                                              ================  ===============   ===============

See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------


                                                              Year Ended June 30,
                                                 ------------------------------------------
                                                     2000           1999           1998
                                                 ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash paid for interest                         $   574,386    $  563,613    $  137,541

  The Company's noncash investing and
    financing activities were as follows:

  Investments in EV Global/Unique Mobility             -           439,950     2,000,000

  Issuance of 700,000 shares of ECD
     common stock to Canon in exchange
     for Canon's interest in United Solar         12,758,000          -            -

  Long-term note receivable --
     Bekaert ECD Solar Systems                     9,631,495          -            -

  Long-term note payable -- Canon                 (9,631,495)         -            -


























See notes to consolidated financial statements.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Nature of Business
------------------

      Energy Conversion Devices, Inc. (ECD) has established a multidisciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from product development to manufacturing and selling products, as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

Financial Statement Presentation and Principles of Consolidation
----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. (Honda), Sanoh Industrial Company, Ltd. (Sanoh) and Sanyo. The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

      The Company has a number of strategic alliances and has, as of June 30, 2000, four major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert Corporation, a wholly-owned subsidiary of Bekaert (as more fully described in Note D), (ii) GM Ovonic (40%), Ovonic Battery's joint venture with General Motors to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications, (iii) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, a recognized authority in semiconductor memory technology and the former vice chairman and chief technology officer of Micron Technology, Inc., Intel and other investors, to commercialize ECD's OUM technology, and (iv) Ovonic Media L.L.C. (Ovonic Media), a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux). See Note D for discussion of all of ECD's ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the years ended June 30, 1999 and 1998 have been reclassified to be consistent with the classification of items in the year ended June 30, 2000.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

      In preparing financial statements in conformity with generally accepted accounting principles as practiced in the United States (GAAP), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has certain concentrations of revenues as described in Note B. The Company is impacted by other factors such as the continued receipt of contracts from the U.S. government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

      In December 1999, the Securities and Exchange Commission (SEC)issued
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which clarified certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ending
June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

      The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, "Accounting for Derivative Insteuments and Hedging Activities, an amendment to SFAS No. 133." The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance.
The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

hedges must be adjusted to fair value through income. If thederivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects the adoption of SFAS 133 in fiscal 2001, as well as the effect on subsequent periods, to be immaterial.

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Investments
-----------

      Investments consist of commercial paper, classified as available for sale, maturing in 91 days to 33 months from date of acquisition and are stated at cost, which approximates fair market value.

Investments in EV Global Motors Company (EV Global) and Innovative
------------------------------------------------------------------
Transportation Systems A.G. (Innovative Transportation)
-------------------------------------------------------

      The Company accounts for its investment in EV Global, a nonpublic company, and Innovative Transportation, a new company comprised of the former business and assets of Unique Europa GmbH (Unique Europa), on the cost method basis of accounting.

Financial Instruments
---------------------

      The Company considers the carrying value of its financial instruments to be a reasonable estimate of fair value.

Translation Gains and Losses
----------------------------

      Since most of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no significant foreign currency gains or losses.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Accounts Receivable and Amounts Due from Related Parties
--------------------------------------------------------

      The following tabulation shows the component elements of accounts receivable and amounts due from related parties from long-term contracts, royalties and other programs:

                                                          June 30,
                                                ------------------------------
                                                    2000            1999
                                                -------------   --------------
      U.S. Government:
        Amounts billed                          $    758,930    $   1,055,313
        Unbilled                                     750,131          876,649
                                                -------------   --------------
             Total                                 1,509,061        1,931,962
                                                -------------   --------------
      Commercial Customers:
        Amounts billed                             2,974,176          910,848
        Related party billed
             - Bekaert ECD Solar Systems             939,854          184,200
             - Ovonyx                                128,865            -
             - GM Ovonic                             433,760          830,875
        Royalties                                  1,847,485        1,430,731
        Due per contracts                             11,400        2,101,833
        Related party unbilled
             - GM Ovonic                               1,688          408,753
             - Ovonyx                                352,668            -
             - Bekaert ECD Solar Systems           7,144,030            -
             - Rare Earth Ovonic joint ventures      149,077            -
        Other unbilled                               212,745          116,236
                                                -------------    -------------
           Total                                  14,195,748        5,983,476
                                                -------------    -------------
      Other                                          939,711          107,487
                                                -------------    -------------
      Allowance for Uncollectible Accounts          (579,000)        (303,000)
                                                -------------    -------------
             TOTAL                              $ 16,065,520      $ 7,719,925
                                                =============    =============

      Amounts due per contracts, related party unbilled, and other unbilled from commercial customers represent revenues recognized on the percentage-of-completion method of accounting related to machine-building contracts and amounts earned under certain commercial contracts, for which amounts are billed in subsequent months.

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 2000 and June 30, 1999. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

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

      Inventories (principally those of Ovonic Battery for 1999 and for United Solar and Ovonic Battery for 2000) are as follows:

                                     Year Ended June 30,
                                  -------------------------
                                     2000          1999
                                  -----------   -----------
        Finished products         $  37,785     $   1,000
        Work in process             557,732       286,193
        Raw materials               398,560       302,052
                                  ----------    -----------
                                  $ 994,077     $ 589,245
                                  ==========    ===========

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

                                         Years
                                         -------
        Buildings and improvements       5 to 20
        Machinery and other equipment    3 to 10
        Capitalized lease equipment and
           leasehold improvements        3 to 5

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years. Accumulated amortization on capitalized lease equipment as of June 30, 2000 and June 30, 1999 was $2,398,000 and $1,287,000, respectively.

      Costs of machinery and other equipment acquired or constructed for a particular product development project, which have no alternative future use (in other product development projects or otherwise), are charged to product development and research costs as incurred.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

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

      Total direct product development and research costs, a portion of which is included in cost of revenues from product development agreements, were $20,197,000, $22,785,000 and $21,247,000 for the three years ended June 30,
2000, 1999 and 1998, respectively.

Patents
-------

      Patent expenditures are charged directly to expense. Total patent expenditures were $1,750,000, $1,355,000 and $1,507,000 for the three years ended June 30, 2000, 1999 and 1998, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense.

Product Sales
-------------

      Product sales include battery electrodes, revenues related to building of battery packs, and revenues related to machine-building contracts. In addition, after April 11, 2000, product sales include photovoltaic products. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. In certain cases, low sales volumes, previously related to negative electrodes, combined with high fixed costs result in losses.

Royalties
---------

      Most license agreements provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

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

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive income (loss) was as follows:


                                                         Year Ended June 30,
                                            -------------------------------------------
                                                2000           1999           1998
                                            -------------  -------------  -------------

Net Loss                                    $(16,656,128)  $(13,777,589)  $(16,664,999)
OTHER COMPREHENSIVE INCOME (LOSSES):
Realized (Unrealized) losses on securities         -             47,000        (47,000)
Unrealized gains on securities                    50,783          -              -
                                            -------------  -------------  -------------
COMPREHENSIVE LOSS                          $(16,605,345)  $(13,730,589)  $(16,711,999)
                                            =============  =============  =============


Business Agreements
-------------------

      A substantial portion of revenues is derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. The following describes two types of such agreements.

      The first type of business agreement relates to licensing the Company's proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements


NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------
the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to product development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee; and other agreements combine the efforts of the Company with those of the licensee.

      License agreement fees are generally recognized as revenue at the time the agreements are consummated, which is the completion of the earnings process. Typically, such fees are nonrefundable, do not obligate the Company to incur any future costs or require future performance by the Company, and are not related to future production or earnings of the licensee. License fees payable in installments are recorded at the present value of the amounts to be received, taking into account the collectibility of the license fee. In some instances, a portion of such license fees is contingent upon the commencement of production or other uncertainties. In these cases, license fee revenues are not recognized until commencement of production or the resolution of uncertainties. Generally, there are no current or future direct costs associated with license fees.

      In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Overhead and General and Administrative Allocations
---------------------------------------------------

      The Company allocates overhead and general and administrative expenses to product development research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------
revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

Other Operating Revenues
------------------------

      Other operating revenues consist principally of revenues related to services provided to certain related parties and third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory and changes in estimates of revenues recognized on certain customers and contracts.

Other Nonoperating Income
-------------------------

      Other nonoperating income-net consists of the amortization of deferred gains and rental income.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
--------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                               Year Ended June 30,
                                               --------------------------------------------
                                                   2000           1999            1998
                                               -------------   -------------   ------------
Product Sales:
   Negative and positive electrodes            $  1,362,764    $  3,116,106    $  9,295,574
   Battery packs                                  1,493,297       1,059,769         414,469
   Machine building                               1,824,044         348,363         148,300
   United Solar (photovoltaics)                   2,212,250           -               -
                                               -------------   -------------   -------------
                                               $  6,892,355    $  4,524,238    $  9,858,343
                                               =============   =============   =============
Royalties:
   Battery technology                          $  3,300,547    $  2,681,778    $  2,479,319
   Optical memory                                   139,617          53,844           6,662
                                               -------------   -------------   -------------
                                               $  3,440,164    $  2,735,622    $  2,485,981
                                               =============   =============   =============
 Revenues from product development agreements:
   Photovoltaics                               $  1,732,740    $  2,927,982    $  2,156,080
   Battery technology                             4,851,372      11,602,269      10,668,813
   Optical memory                                 1,663,572       2,472,230       1,357,128
   Hydrogen                                       1,610,632         191,231         585,103
   Other                                            107,499          46,903         544,292
   United Solar                                     453,170           -               -
                                               -------------   -------------   -------------
                                               $ 10,418,985    $ 17,240,615    $ 15,311,416
                                               =============   =============   =============
License and other agreements:
   Battery                                     $  3,138,000    $  4,663,995    $  1,701,134
   Optical memory                                    -               90,000           -
                                               -------------   -------------   -------------
                                               $  3,138,000    $  4,753,995    $  1,701,134
                                               =============   =============   =============

      In the year ended June 30, 2000, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery for its HEV technology. In addition, Japan Storage, a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $360,000.

      Also, in the year ended June 30, 2000, the Company recognized the remaining gain of $1,000,000 that had been deferred relevant to a cooperative venture agreement and a patent license agreement with Sanyo. Sanyo has been granted a nonexclusive license under Ovonic Battery patents, which includes the right to sublicense Sanyo affiliates. The license agreement provided for an up-front payment of $4,400,000 and advance royalties of $500,000. Sanyo also purchased a minority common share position in Ovonic Battery

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
--------------------------------------------------------------------------------
and License and other Agreements - (Continued)
----------------------------------------------

for $2,970,000. A gain on the sale of Ovonic Battery stock in the amount of $1,970,000 was recorded for the year ended June 30, 1999 and the remaining gain of $1,000,000 was recognized as a license fee in the year ended June 30, 2000.

   The Company historically has entered into agreements with a relatively small number of major customers throughout the world. GM Ovonic is one major customer which represents a total of 14% of total revenue for the year ended June 30, 2000. There are two major customers which represent a total of 63% (18% for GM Ovonic and 45% for General Motors) of total revenue for the year ended June 30, 1999. There are three major customers which represent a total of 62% of total revenue for the year ended June 30, 1998 (24% for General Motors, 15% for GM Ovonic and 23% for GP Batteries International Limited (GP Batteries). All of the Company's major customers are Ovonic Battery customers.

      The following table presents revenues by country based on the location of the customer:
                                             Year Ended June 30,
                                ------------------------------------------
                                    2000           1999           1998
                                ------------   ------------   ------------

     United States              $21,243,803    $24,879,683    $21,506,018
     Australia                      536,764          -              -
     Germany                        698,211          -              -
     Japan                        5,984,375      6,701,664      2,204,355
     Hong Kong                       81,519        783,822      7,465,908
     The Netherlands                779,336          -              -
     Other countries                655,077        607,127        381,300
                                ------------   ------------    -----------
                                $29,979,085    $32,972,296     $31,557,581
                                ============   ============    ===========

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At June 30, 2000 and 1999 the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                             June 30,
                                    ---------------------------
                                        2000           1999
                                    ------------   ------------

       Battery                      $ 1,913,331    $ 1,792,068
       Optical memory                 2,025,336      2,090,035
                                   ------------    -----------
                                    $ 3,938,667    $ 3,882,103
                                    ===========    ===========

      During the years ended June 30, 2000, 1999 and 1998, $165,536, $52,017 and
$257,366, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 2000, a nonrefundable advance royalty of $100,000 was received from Japan Storage. During the year ended June 30, 1999, a nonrefundable advance royalty of $500,000 was received from Sanyo. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

      Intellectual property resulting from the Company's investments in its technologies is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and joint venture partners provide cash.

      The Company's investments in its joint ventures, other than Bekaert ECD Solar Systems, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees with respect to liabilities incurred by its joint ventures.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

United Solar/Bekaert ECD Solar Systems

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

      The new ECD-Bekaert strategic alliance will operate through two related companies: United Solar, which is owned 81% by ECD and 19% by Bekaert, and a new assembly, marketing and sales company, Bekaert ECD Solar Systems LLC, which is owned 60% by Bekaert and 40% by United Solar. In April 2000, at the closing of the aforementioned transactions, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 25 MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar. Effective April 11, 2000, ECD is consolidating United Solar in ECD's financial statements. Prior to the transaction, United Solar's fiscal year end was December 31. United Solar's year end has now been changed to June 30 to coincide with ECD's year end.

      ECD valued the acquisition of Canon's interest in United Solar at $13,214,630, which includes the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 and $456,630 balance in ECD-United Solar joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar to increase from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3.3 million) is being amortized over seven years on a straight-line basis.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

      The fair value of the assets acquired by ECD was:

         Cash                                   $   7,080,329
         Accounts Receivable                        6,274,337
         Inventory                                    805,196
         Other                                        182,516
         Property, Plant and Equipment (net)        7,425,587
         Investment in Bekaert ECD Solar Systems   23,000,000
         Other                                        156,200
                                                  ------------
             Total Assets                          44,924,165

         Accounts Payable                           5,223,086
         Current Installments of long-term debt     1,445,703
         Long-term notes payable - Canon            2,500,000
         Long-term Debt                             6,242,720
                                                 -------------
             Total Liabilities                     15,411,509
                                                 -------------
        Net assets acquired                        29,512,656
        Less - Minority interest (19%)             (5,607,405)
             - Write off of fixed assets           (7,425,587)
             - Negative goodwill                   (3,265,034)
                                                 -------------
        ECD's investment in United Solar         $ 13,214,630
                                                 =============

      The table below reflects unaudited pro forma combined results of the Company and United Solar for the years ended June 30, 2000 and June 30, 1999 as if this acquisition had taken place at the beginning of fiscal 2000 and fiscal 1999:

                                               Year Ended June 30,
                                          -----------------------------
                                               2000           1999
                                           ------------   ------------

      Total Revenues                       $ 39,349,212   $ 44,985,573
      Net Loss                             $(14,058,256)  $(12,117,823)
      Net Loss Per Share                   $       (.98)  $       (.93)

      ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD billed approximately $149,000, $79,000 and $315,000 in the nine months ended March 31, 2000 and in the years ended 1999 and 1998, respectively. These amounts are included in other revenues. In addition, in the nine months ended March 31, 2000 and in the years ended 1999 and 1998, United Solar billed ECD for approximately $359,000, $437,000 and $180,000, respectively, for work performed in accordance with U.S. Government contracts.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar System's financial statements.

                       BEKAERT ECD SOLAR SYSTEMS
                        STATEMENT OF OPERATIONS
                        -----------------------

                                                   Three Months Ended
                                                      June 30, 2000
                                                   -------------------
                                                       (Unaudited)
         Revenues                                             -

         Operating Expenses                                   -
            General and administrative                  $ 1,098,371
                                                        ------------
                Total                                    (1,098,371)
         Other Income                                       109,029
                                                        ------------
         Net Loss                                       $  (989,342)
                                                        ============

                 BEKAERT ECD SOLAR SYSTEMS BALANCE SHEET
                 ---------------------------------------

                                                      June 30, 2000
                                                   -------------------
                                                       (Unaudited)
         Current Assets:
            Cash and Cash Equivalents                  $ 17,352,523
            Inventory                                     5,035,236
            Other Current Assets                         17,247,084
                                                       -------------
                Total Current Assets                     39,634,843
         Property, Plant and Equipment (Net)              1,720,921
         Other Assets                                    10,462,695
                                                       -------------
                Total Assets                           $ 51,818,459
                                                       =============
         Current Liabilities:
            Accounts Payable and Accrued Expenses      $  8,120,306
            Note Payable-ECD                              9,631,495
                                                       -------------
                Total Current Liabilities                17,751,801
         Total Members' Equity                           34,066,658
                                                       -------------
                Total Liabilities and Members' Equity  $ 51,818,459
                                                       =============
GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

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

      During the years ended June 30, 2000, 1999 and 1998, the Company had revenues of $4,233,000, $5,924,000 and $4,871,000, respectively, related to sales of products to GM Ovonic and revenues for services performed for GM Ovonic.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance (a corporation was formed on June 23, 1999), Ovonyx (initially owned 50% by ECD and the balance owned by Mr. Lowrey together with an affiliate of Mr. Lowrey), to commercialize ECD's Ovonic Unified Memory. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. As a result, ECD currently owns 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $2,686,000 through June 30, 2000, representing services performed for its operations which commenced on January 15, 1999. ECD has received payment for $2,205,000 for these services as of June 30, 2000, and the remaining balance is included in accounts receivable.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.

                OVONYX INC. STATEMENT OF OPERATIONS
                -----------------------------------

                                                       Period from
                                                     June 23, 1999 to
                                                       May 31, 2000
                                                   --------------------

       Revenues                                         $    458,150

       Operating Expenses
          Product development                              2,394,072
          Patent                                             106,871
          General and administrative                         860,622
                                                         --------------
             Total                                         3,361,565
       Other Income                                           83,639
                                                        --------------
       Net Loss                                         $ (2,819,776)
                                                        ==============


                     OVONYX INC. BALANCE SHEET
                     -------------------------

                                                        May 31, 2000
                                                    --------------------
       Current Assets:
          Cash and Cash Equivalents                     $  2,256,875
          Accounts Receivable                                101,880
          Other Current Assets                                16,927
                                                         --------------
             Total Current Assets                          2,375,682
       Property, Plant and Equipment (Net)                    11,883
       Other Assets                                            3,000
       Securities available for sale                       4,481,150
                                                         --------------
             Total Assets                                $ 6,871,715
                                                         ==============
       Current Liabilities:
          Accounts Payable and Accrued Expenses          $   502,232
                                                         --------------
             Total Current Liabilities                       502,232
       Total Stockholders' Equity                          6,369,483
                                                         --------------
             Total Liabilities and Stockholders' Equity  $ 6,871,715
                                                         =============

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

Investments in EV Global and Innovative Transportation

      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement (Agreement) which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock.

      In May 1999, ECD, Unique Mobility and EV Global formed the German private company, Unique Europa, headquartered in Mittweida, near Leipzig, in the Free State of Saxony, Germany, to manufacture battery-electric, hybrid-electric and fuel cell-electric vehicles. In October 1999, the business and assets of Unique Europa were reorganized into a new company, Innovative Transportation.

      Innovative Transportation was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock.
Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD.
At the inception of Innovative Transportation, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000.

      Innovative Transportation is in its formative stage and, as such, there are no financial statements currently available.

Rare Earth Ovonic

         During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advance Ovonic nickel hydroxide materials and production equipment for NiMH batteries. As of June 30, 2000, three of the contemplated five joint ventures have been started. ECD's subsidiary, Ovonic Battery, will contribute technology for its 19% interest in each of these joint ventures.

Ovonic Media

      In March 2000, ECD and General Electric formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. This joint

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

venture is owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                  OVONIC MEDIA STATEMENT OF OPERATIONS
                  ------------------------------------

                                                   Four Months Ended
                                                     June 30, 2000
                                               -------------------------
                                                       (Unaudited)

      Revenues                                          $    -
      Operating expenses:
        Product development                                422,479
        General and administrative                         121,681
                                                        -----------
           Total expenses                                  544,160
                                                        -----------
      Loss from operations                                (544,160)
        Interest expense                                    (5,004)
                                                        -----------
      Net Loss                                          $ (549,164)
                                                        ===========


                       OVONIC MEDIA BALANCE SHEET
                       --------------------------

                                                     June 30, 2000
                                               -------------------------
                                                       (Unaudited)
      Current Assets:
        Advances to ECD                                 $  463,867
                                                        -----------
           Total Current Assets                            463,867
        Property, Plant and Equipment (Net)                223,015
                                                        -----------
               Total Assets                             $  686,882
                                                        ===========

      Current Liabilities:
        Current Portion of Equipment Lease              $   65,816
                                                        -----------
           Total Liabilities                                65,816

      Capital Contributions                              1,170,230
      Accumulated Deficit                                 (549,164)
                                                        -----------
           Total Members' Equity                           621,066
                                                        -----------
               Total Liabilities and Members' Equity    $  686,882
                                                        ===========

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

Sovlux

      In 1990, ECD formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy (Minatom). Sovlux has not been able to continue production of photovoltaic products due to current economic conditions in Russia.

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant (Chepetsky), an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology.

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

NOTE E - Long-Term Liabilities and Line of Credit
-------------------------------------------------

      A summary of the Company's long-term liabilities is as follows:

                                                         June 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
Capitalized leases with Finova
  (with interest rates of approximately 12% at
  June 30, 2000 and 12% at June 30, 1999)        $ 2,552,643    $ 3,789,416
Capitalized Leases - Fuji
  (interest rate of 6.93%)                         7,458,879         -
Note Payable - Canon
  (interest rate of 6.3%)                          9,631,495         -
Note Payable - Canon
  (interest rate of 6.21%)                         2,500,000         -
Financing Lease for headquarters building
   with interest at 8.2% and monthly payments
   of $19,250                                          -            132,172
Other capitalized leases                              39,375         52,856
Other                                                 77,000         15,000
                                                 ------------   -------------
Total                                             22,259,392      3,989,444
Less amounts included in current liabilities       2,200,039      1,309,508
                                                 ------------   ------------
Total Long-Term Liabilities                      $20,059,353    $ 2,679,936
                                                 ============   ============

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE E - Long-Term Liabilities and Line of Credit - (Continued)
---------------------------------------------------------------

Capitalized Leases
------------------

      In April 1998, the Company entered into a $6,000,000 capital lease transaction with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment (resulting in $1,200,000 net cash to the Company) and has a three-year term at the expiration of which the Company will be required to purchase the equipment for 10% of the original cost. The second component provided for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost. At June 30, 1998, the Company had entered into sale-and-leaseback arrangements of $3,137,000 in connection with the second component. The unused portion of the second component has expired.

      The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

      The Company is obligated under a capital lease with Fuji Bank for certain machinery and equipment. Under the terms of the agreement, United Solar will make 43 monthly payments of $120,475 from the period November 21, 1997 to June 21, 2001, and 42 monthly payments of $174,733 from the period July 21, 2001 until the lease termination date of December 21, 2004, at which time United Solar can repurchase the assets for the nominal value of $1.00. The lease is guaranteed by Canon and, as a result, Canon has a lien on United Solar's assets.

Notes Payable and Other Long-Term Liabilities
---------------------------------------------

      In connection with the acquisition of Canon's interest in United Solar, ECD issued a noninterest-bearing note payable to Canon for $12,000,000 due no later than January 2004. This note payable was recorded by ECD at a value of $9,500,000 (using an interest rate of 6.3%).

      United Solar entered into a term loan with Canon in the amount of $2,500,000. Interest accrues at a rate of 6.21% per annum and the loan plus accrued interest is payable in full on January 17, 2003. At the Company's option, certain additional rights can be given to Canon under a license currently in effect in lieu of a cash payment.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE E - Long-Term Liabilities and Line of Credit - (Continued)
---------------------------------------------------------------

Other
-----

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2000, 1999 and 1998 was approximately $765,000, $699,000, and $1,361,000, respectively.

      Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2000 are as follows:


                                                 Long-Term
                                                 Note Payable
                                                 and Other
                                                 Long-Term Liabilities   Capital Leases   Operating Leases
                                                 ---------------------   --------------   ----------------

      2001                                                 -              $  3,011,796      $  1,682,743
      2002                                                 -                 2,882,606         1,702,684
      2003                                           $  2,500,000            2,810,723         1,697,088
      2004                                             12,000,000            2,096,795         1,551,214
      2005                                                 -                 1,048,397         1,172,037
      Thereafter                                           77,000                -                 -
                                                     ------------          -----------      ------------
          TOTAL                                      $ 14,577,000         $ 11,850,317      $  7,805,766
                                                                                            ============
            Less interest & taxes included above        2,368,506           1,799,419
                                                     -------------        ------------
            Present value of minimum payments        $ 12,208,494         $ 10,050,898
                                                     =============        ============

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

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

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

      As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, president and CEO of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation,
(iv) the acquisition by any person of 30% or more of the combined voting power of the then-outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter, and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a vice president of ECD. In February 1999, the Board of Directors of the Company renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005.

      As part of an Executive Employment Agreement between ECD and Mr. Robert C. Stempel, chairman and executive director of ECD, dated January 15, 1999 (the "Employment Agreement"), ECD issued to Mr. Stempel 430,000 shares of its Common Stock, $.01 par value, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. ECD recorded compensation expense of $680,400 in the year ended June 30, 2000 in connection with this transaction. Following stockholder approval on March 25, 1999 authorizing 430,000 shares of a new
Class B Common Stock (Class B Common Stock), par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock. After the conversion of the Class A Common
Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE F - Capital Stock - (Continued)
------------------------------------

      The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

      During the years ended June 30, 2000, 1999 and 1998, ECD issued 3,542, 5,000, and 3,564 shares of restricted common stock, respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2000, 1999 and 1998 of $35,000, $40,000 and $45,000, respectively, relating to these restricted shares of Common Stock.

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

      The Company has Common Stock reserved for issuance as follows:

                                                                    Number of Shares
                                                             -----------------------------
                                                             June 30, 2000   June 30, 1999
                                                             -------------   -------------
Conversion of Class A Convertible Common Stock                  219,913          219,913
Conversion of Class B Convertible Common Stock                  430,000          430,000
Stock options                                                 2,587,247        3,327,590
1999 Private Placement Warrants                                 120,000          165,307
Warrants issued in connection with services rendered            285,000          285,000
Warrants issued to EV Global                                      -              133,658
Warrants issued to General Electric                             400,000            -
Warrants issued in connection with public offering of units   1,750,000        1,750,000
Convertible Investment Certificates                               5,745            5,773
                                                             -----------      -----------
    TOTAL RESERVED SHARES                                     5,797,905        6,317,241
                                                             ===========      ===========

Stock Option Plans
------------------

      The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan") which expired in November 1996, the 1987 Stock Option and Incentive Plan (1987 Stock Option Plan), which expired in December 1997, and the 1995 Non-Qualified Stock Option Plan (1995 Stock Option Plan) authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

Committee") shall determine. All three stock option plans are administered by the Compensation Committee.

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

      A summary of the transactions during the years ended June 30, 2000, 1999 and 1998 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:

                              2000              1999                1998
                      ------------------  ------------------  ------------------
                                Weighted            Weighted            Weighted
                                Average             Average             Average
                                Exercise            Exercise            Exercise
                      Shares     Price    Shares     Price    Shares     Price
                      ------------------  ------------------  ------------------

Outstanding July 1    2,254,693 $13.17    2,269,413 $12.97    2,327,606 $12.82
Granted                   5,000 $19.00      185,000 $10.19       19,453 $15.71
Exercised               798,468 $12.59      161,482 $ 7.01       61,866 $ 7.73
Cancelled                 7,360 $13.61       38,238 $12.93       15,780 $15.10
                      --------- ------    --------- ------    --------- ------
Outstanding June 30   1,453,865 $13.50    2,254,693 $13.17    2,269,413 $12.97
                      ========= ======    ========= ======    ========= ======
Exercisable June 30   1,339,065 $13.75    2,060,993 $13.44    2,135,933 $12.76
                      ========= ======    ========= ======    ========= ======

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

      The following table summarizes information about stock options outstanding at June 30, 2000:

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ---------------------------------------  ----------------------
                               Weighted         Weighted                Weighted
                   Number      Average          Average   Number        Average
Range of         Outstanding   Remaining        Exercise  Exercisable   Exercise
Exercise Prices  As of 6/30/00 Contractual Life Price     As of 6/30/00 Price
---------------  ------------- ---------------- --------  ------------- --------

$10.19 - $11.75     253,070         5.34         $10.80      143,270     $11.27
$11.88 - $11.88     686,285         4.65         $11.88      686,285     $11.88
$15.13 - $15.88     297,340         5.54         $15.56      297,340     $15.56
$16.75 - $23.50     217,170         5.42         $18.96      212,170     $18.97
                  ----------       ------       --------    ---------    ------
$10.19 - $23.50   1,453,865         5.07         $13.50     1,339,065    $13.75

      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were cancelled and new stock options, covering 150,000 (adjusted to 366,230 as of June 30, 2000) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 243,902 as of June 30, 2000) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $12.68 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant, and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

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

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

      The Company continues to apply APB 25 to its stock-based compensation awards to employees. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the years ended June 30, 2000, 1999 and 1998 would have been increased by approximately $2,133,000, $1,972,000 and $1,268,000 and $.15, $.15 and $.11 per share, respectively. The fair value of the options granted during 2000, 1999 and 1998 is estimated as $1,849,000, $2,139,000 and $349,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2000          1999           1998
                                 ------------   ------------   ------------
      Dividend Yield                       0%             0%             0%
         Volatilty %                   77.96%         70.27%         59.77%
         Risk Free Interest Rate        6.19%          4.87%          5.74%
         Expected Life             4.31 years     4.08 years     3.91 years

Warrants
--------

      As of June 30, 2000, ECD had outstanding warrants for the purchase of 120,000 shares of Common Stock in connection with private placements of Common Stock as well as warrants to purchase 215,000 shares of Common Stock in connection with services rendered. The warrants are currently exercisable at a weighted average price of $12.87 per share. The exercise price of certain of the warrants may be reduced in the future pursuant to certain antidilution provisions.

      ECD also has outstanding warrants for the purchase of 400,000 shares of Common Stock granted to General Electric pursuant to a Common Stock Warrant between GE and ECD entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

      In connection with the 1998 limited public offering of units, ECD has outstanding warrants for the purchase of 1,750,000 shares of Common Stock. These warrants, which trade on the NASDAQ National Market under the symbol ENERW, are exercisable at $20.54 at any time on or prior to July 31, 2001, the expiration date of the warrants.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

      Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

Other Rights to Purchase Stock
------------------------------

      So long as Texaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to Texaco, Texaco has the right to purchase additional ECD Stock in order for Texaco to maintain its same proportionate interest in ECD Stock as Texaco held prior to the issuance of the additional ECD Stock. If Texaco elects to purchase ECD Common Stock, the purchase price shall be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which Texaco is entitled to purchase.

      If Texaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, Texaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice shall terminate.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE H - Net Loss Per Share
---------------------------

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

                                        2000           1999           1998
                                    -------------  -------------  --------------

Weighted average number of
   shares outstanding                 14,327,869      13,019,657     11,116,619

Net loss                            $(16,656,128)   $(13,777,589)  $(16,664,999)

BASIC NET LOSS PER SHARE            $      (1.16)   $      (1.06)  $      (1.50)
                                    ==============  =============  =============

Weighted average number of
   shares outstanding                 14,327,869      13,019,657     11,116,619
Weighted average shares for
   dilutive securities                    -0-            -0-            -0-
                                    -------------  -------------  --------------

Average number of shares outstanding
   and potential dilutive shares      14,327,869      13,019,657     11,116,619

Net loss                            $(16,656,128)   $(13,777,589)  $(16,664,999)

DILUTED NET LOSS PER SHARE          $      (1.16)   $      (1.06)  $      (1.50)
                                    =============   =============  =============

      Due to the Company's net losses, the 2000, 1999 and 1998 weighted average shares of potential dilutive securities of 721,513, 101,898 and 450,639, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 332,817, 3,840,852 and 2,014,649, respectively, were excluded from the 2000, 1999 and 1998 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE I - Federal Taxes on Income
--------------------------------

      At June 30, 2000 and 1999, the Company has approximately $70,704,000 and $43,316,000, respectively, of net deferred tax assets, consisting primarily of $70,190,000 and $42,304,000, respectively, due to net operating loss carryforwards, and $514,000 and $1,012,000, respectively, due to tax credit carryforwards. However, a valuation reserve of the same amount is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

      The Company's valuation reserve was increased by $27,388,000 in 2000, $381,000 in 1999 and by $2,712,000 in 1998 for the impact of the 2000, 1999 and
1998 net operating losses, temporary differences and the expiration of tax carryforwards. The increase in 2000 is mainly the result of consolidating United Solar's net operating losses. The Company's utilization of United Solar's net operating losses is limited to approximately $10 million per year under the Internal Revenue Codes.

      At June 30, 2000, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                              Net Tax Operating   Investment Tax    R&D Credit
                              Loss Carryforward    Credit Total    Carryforward
                              -----------------   --------------   ------------

             2001               $23,828,000         $27,000             -
             2002                15,900,000             -               -
             2003                17,460,000             -               -
             2004                 1,338,000             -               -
             2005                 2,907,000             -               -
             2006                12,382,000             -               -
             2007                10,430,000             -           $276,000
             2008                 9,496,000             -             41,000
             2009                11,804,000             -             30,000
             2010                 7,619,000             -             15,000
             2011                14,743,000             -             40,000
             2012                17,173,000             -             14,000
             2013                22,819,000             -             29,000
             2014                14,044,000             -             42,000
             2015                    -                  -               -
             2016                    -                  -               -
             2017                    -                  -               -
             2018                    -                  -               -
             2019                    -                  -               -
             2020                24,501,000             -               -
                               ------------         -------         --------
                               $206,444,000         $27,000         $487,000
                               ============         =======         ========

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

NOTE J - Related Party Transactions
-----------------------------------

      For the three years ended June 30, 2000, 1999 and 1998, ECD incurred expenses of $470,824, $63,331 and $107,881, respectively, for services rendered by its directors.

      For related party transactions involving United Solar, GM Ovonic and Sovlux see Note D.

NOTE K - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. United Solar is primarily involved in selling, developing and commercializing photovoltaic technology. ECD is primarily involved in photovoltaics, microelectronics, fuel cells, hydrogen storage technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segment were as follows:


                                                   Financial Data by Business Segment
                                                   ----------------------------------
                                                            (in thousands)

                                Ovonic Battery   United Solar*     ECD          Other      Consolidated
                                --------------   ------------  ------------  ------------  ------------
Revenues**
   Year ended June 30, 2000        $16,365          $3,763        $11,213      $(1,362)       $29,979
   Year ended June 30, 1999         25,687            -             7,285         -            32,972
   Year ended June 30, 1998         27,161            -             4,397         -            31,558

Interest Income
   Year ended June 30, 2000           -                $50         $1,526         -            $1,576
   Year ended June 30, 1999           -               -             1,187         -             1,187
   Year ended June 30, 1998             11            -               588         -               599

Interest Expense***
   Year ended June 30, 2000           $385            $174            $15         -              $574
   Year ended June 30, 1999            525            -                39         -               564
   Year ended June 30, 1998             62            -                76         -               138

Operating Loss****
   Year ended June 30, 2000       $(14,621)          $(497)       $(1,161)        $227       $(16,052)
   Year ended June 30, 1999         (9,785)           -            (3,209)        -           (12,994)
   Year ended June 30, 1998        (14,462)           -            (2,383)        -           (16,845)






         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements


NOTE K - Business Segments - (Continued)
----------------------------------------

                                Ovonic Battery   United Solar*     ECD          Other      Consolidated
                                --------------   ------------  ------------  ------------  ------------

Equity in Net Loss of Investee
  Under Equity Method
   Year ended June 30, 2000           -              $(396)       $(2,067)        -           $(2,463)
   Year ended June 30, 1999           -               -            (3,660)        -            (3,660)
   Year ended June 30, 1998           -               -              (384)        -              (384)

Depreciation Expense
   Year ended June 30, 2000         $1,486            $424           $708        $(424)        $2,194
   Year ended June 30, 1999          1,247            -               728         -             1,975
   Year ended June 30, 1998          1,307            -               823         -             2,130

Capital Expenditures
   Year ended June 30, 2000           $335             $98           $265         -              $698
   Year ended June 30, 1999            800            -               522         -             1,322
   Year ended June 30, 1998          1,357            -               345         -             1,702

Investments in Equity Method Investees
   Year ended June 30, 2000            -           $22,395            -           -           $22,395
   Year ended June 30, 1999            -              -              $956         -               956
   Year ended June 30, 1998                           -             2,116         -             2,116


Identifiable Assets
   Year ended June 30, 2000         $8,930         $41,763       $121,225     $(23,012)      $148,906
   Year ended June 30, 1999         13,012            -            26,796         -            39,808
   Year ended June 30, 1998         16,340            -            35,021         -            51,361


------------------------------
   *For the period from April 11, 2000 to June 30, 2000.
  **All revenues are derived from external customers.
 ***Excludes intercompany interest.
****Includes intercompany interest of $4,038 for the year ended June 30, 2000, $3,565 for the year ended
    June 30, 1999 and $3,444 for the year ended June 30, 1998 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

                                 -83-

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

            Notes to Consolidated Financial Statements

Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure
-------  ------------------------------------------------------------------

   Not applicable.

                             PART III

Item 10: Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

      The composition of the Board of Directors of ECD is as follows:



                          Director
                          of the
                          Company                                          Principal Occupation and
      Name                 Since         Office                               Business Experience
      ----                --------       ------                            ------------------------


Stanford R. Ovshinsky      1960      President, Chief        Mr. Ovshinsky, 77, the founder and Chief Executive
                                     Executive Officer       Officer of ECD, has been an executive officer and
                                     and Director            director of ECD since its inception in 1960.
                                                             Mr. Ovshinsky is the primary inventor of ECD's
                                                             technology. He also serves as the Chief Executive
                                                             Officer and a director of Ovonic Battery; Chief
                                                             Executive Officer and Chairman of United Solar; a
                                                             member of the Management Committee of Texaco
                                                             Ovonic Fuel Cell Company, LLC; a member of the
                                                             Management Committee of Bekaert ECD Solar
                                                             Systems; a member of the Board of Managers of GM
                                                             Ovonic; Chairman of Ovonyx, a member of the Alliance
                                                             Board of Ovonic Media; and Co-Chairman of the Board
                                                             of Directors of Sovlux.  Mr. Ovshinsky is the husband
                                                             of Dr. Iris M. Ovshinsky.

Iris M. Ovshinsky        1960        Vice President          Dr. Ovshinsky, 73, co-founder and Vice President of
                                     and Director            ECD, has been an executive officer and director of
                                                             ECD since its inception in 1960.  Dr. Ovshinsky also
                                                             serves as a director of Ovonic Battery.  Dr. Ovshinsky
                                                             is the wife of Stanford R. Ovshinsky.

Robert C. Stempel          1995      Chairman of the         Mr. Stempel, 67, is Chairman of the Board and
                                     Board and               Executive Director of ECD.  Prior to his election as a
                                     Executive               director in December 1995, Mr. Stempel served as
                                     Director                senior business and technical advisor to Mr.
                                                             Ovshinsky. He is also the Chairman of Ovonic Battery;
                                                             a member of the Board of Managers of GM Ovonic; a
                                                             director of United Solar and Ovonyx; a member of the
                                                             Management Committee of Texaco Ovonic Fuel Cell
                                                             Company, LLC; a member of the Management
                                                             Committee of Bekaert ECD Solar Systems and a
                                                             member of the Alliance Board of Ovonic Media.  From
                                                             1990 until his retirement in 1992, he was the Chairman
                                                             and Chief Executive Officer of General Motors
                                                             Corporation. Prior to serving as Chairman, he had
                                                             been President since 1987. Mr. Stempel serves on the
                                                             Audit Committee of the Board. He is a director of
                                                             Southwall Technologies, Inc.








Nancy M. Bacon             1977      Senior Vice             Mrs. Bacon, 54, joined ECD in 1976 as its Vice
                                     President and           President of and Treasurer.  She  became the
                                     Director                Senior Vice President of ECD in 1993.  Mrs. Bacon
                                                             also serves as a director of Sovlux and United Solar
                                                             and is a member of the Management Committee
                                                             of Bekaert ECD Solar Systems.

Umberto Colombo            1995      Director                Prof. Colombo, 72, is Chairman of the Scientific
                                                             Councils of the ENI Enrico Mattei Foundation and of
                                                             the Instituto Per l'Ambiente in Italy.  He was Chairman
                                                             of the Italian National Agency for New Technology,
                                                             Energy and the Environment until 1993 and then
                                                             served as Minister of Universities and Scientific and
                                                             Technological Research in the Italian Government until
                                                             1994.  Prof. Colombo is a member of the Board of
                                                             Directors of several Italian-based public companies.
                                                             He is also active as a consultant in international
                                                             science and technology policy institutions related to
                                                             economic growth.

Subhash K. Dhar            1999      Director                Mr. Dhar, 49, joined ECD in 1981 and has held various
                                                             positions with Ovonic Battery since its inception in
                                                             October 1982.  Mr. Dhar is currently the President,
                                                             Chief Operating Officer and a director of Ovonic
                                                             Battery.

Hellmut Fritzsche          1969      Vice President          Dr. Fritzsche, 73, was a professor of Physics at the
                                     and Director            University of Chicago from 1957 until his retirement in
                                                             1996.  He was also Chairman of the Department of
                                                             Physics, the University of Chicago, until 1986.  Dr.
                                                             Fritzsche has been a Vice President of ECD since
                                                             1965, acting on a part-time basis, chiefly in ECD's
                                                             research and product development activities.  He
                                                             serves on the Board of Directors of United Solar.

Joichi Ito(1)              1995      Director                Mr. Ito, 34, is the Chairman and a Director of Digital
                                                             Garage, K.K. and Infoseek Japan K.K.  He is also the
                                                             President of Neoteny and Transoceanic Ventures, Inc.,
                                                             as well as a board member of PSINet Japan, K.K.  He
                                                             is an expert on new computer technology and
                                                             networked information systems and writes and lectures
                                                             extensively in the United States, Japan and Europe.
                                                             Mr. Ito serves as a director and consultant to many
                                                             companies in the field of information technology.

Seymour Liebman            1997      Director                Mr. Liebman, 51, currently Executive Vice President
                                                             and General Counsel at Canon U.S.A., Inc., has held
                                                             a variety of positions with Canon since 1974, including
                                                             Senior Vice President and General Counsel from 1992-
                                                             1996.  Mr. Liebman also serves on the Board of
                                                             Directors of United Solar.  He is a director of Zygo
                                                             Corporation.








Tyler Lowrey               1999      Director                Mr. Lowrey, 47, currently the President, Chief
                                                             Executive Officer and director of Ovonyx, held a variety
                                                             of positions with Micron Technology Inc. from 1984-
                                                             1997, including Vice Chairman, Chief Technology
                                                             Officer, Chief Operating Officer and Vice President,
                                                             R&D.  While at Micron, Mr. Lowrey was responsible for
                                                             DRAM, SRAM, Flash and RFID product development
                                                             as well as heading up all manufacturing operations,
                                                             DRAM design, QA and R&D Process Fab.

Walter J. McCarthy, Jr.    1995      Director                Mr. McCarthy, 75, until his retirement in 1990, was the
                                                             Chairman and Chief Executive Officer of Detroit Edison
                                                             Company.  He has served as a consultant to ECD
                                                             since  1990.  Until 1995, Mr. McCarthy also served on
                                                             the Boards of Comerica Bank, Detroit Edison Company
                                                             and Federal-Mogul Corporation. He is a member of the
                                                             National Academy of Engineering.  Mr. McCarthy
                                                             serves as Chairman of the Compensation Committee
                                                             and is on the Audit Committee of the Board.

Florence I. Metz           1995      Director                Dr. Metz, 71, until her retirement in 1996, held various
                                                             executive positions with Inland Steel Company:
                                                             General Manager, New Ventures, Inland Steel
                                                             Company (1989-1991); General Manager, New
                                                             Ventures, Inland Steel Industries (1991-1992) and
                                                             Advanced Graphite Technologies (1992-1993);
                                                             Program Manager for Business and Strategic Planning
                                                             at Inland Steel (1993-1996).  Dr. Metz also serves on
                                                             the Board of Directors of Ovonic Battery.  She serves
                                                             on the  Compensation Committee of the Board.

James R. Metzger           2000      Director                Mr. Metzger, 53, currently a Vice President and the
                                                             Chief Technology Officer at Texaco, Inc., has held
                                                             various position with Texaco since joining Texaco in
                                                             1969.  Mr.  Metzger's responsibilities at Texaco include
                                                             Corporate Planning and Economics, Safety Health and
                                                             Environment, Corporate Services and Purchasing.  He
                                                             is a member of the Diversity Council, chairs the
                                                             Corporate Technology Council and serves on Texaco's
                                                             Executive Council, the company's senior leadership
                                                             team.  He is a member of the board of Alto Technology,
                                                             Magic Earth, White Plains Hospital Corp. and a Trustee
                                                             of Mercy College.  Mr. Metzger was appointed to
                                                             ECD's Board of Directors on July 27, 2000.







Nathan J. Robfogel(1)      1990      Director                Mr. Robfogel, 65, is currently Senior Counselor to the
                                                             President of the Rochester Institute of Technology
                                                             (RIT).  From 1996-1999, he served as Vice President
                                                             for University Relations of RIT, where he was also a
                                                             Trustee from 1985-1996.  For over 30 years and until
                                                             his retirement in 1996, Mr. Robfogel was a partner in
                                                             the law firm of Harter, Secrest & Emery, where he was
                                                             Managing Partner.  From 1989-1995, Mr. Robfogel was
                                                             Chairman of the Board and Chief Executive Officer of
                                                             the New York State Facilities Development
                                                             Corporation, a public benefit corporation.  He is a
                                                             member of the Board of Directors of Genesee Valley
                                                             Trust Company and Rochester Community Baseball,
                                                             Inc.

Stanley K. Stynes          1977      Director                Dr. Stynes, 68, was Dean of the College of
                                                             Engineering at Wayne State University from 1970 to
                                                             August 1985, and a Professor of Engineering at Wayne
                                                             State University from 1985 until his retirement in 1992.
                                                             He has been involved in various administrative,
                                                             teaching, research and related activities. Dr. Stynes
                                                             serves as Chairman of the Audit Committee of the
                                                             Board.

William M. Wicker          2000      Director                Mr. Wicker, 51, is currently a Senior Vice President at
                                                             Texaco Inc.  Prior to joining Texaco in 1997, Mr.
                                                             Wicker was a Managing Director at Credit Suisse First
                                                             Boston, which he joined in 1989.  Mr. Wicker's
                                                             responsibilities at Texaco include Texaco Power and
                                                             Gasification, Texaco Natural Gas, Texaco Pipeline
                                                             International and Texaco Energy Systems.  He serves
                                                             on Texaco's Executive Council, the company's senior
                                                             leadership team.  Mr.  Wicker was appointed to ECD's
                                                             Board of Directors on July 27, 2000.

-------

(1)   Messrs. Ito and Robfogel stepped down as Board members, effective July
      2000, due to additional business responsibilities.


                               -88-

      The executive officers of ECD are as follows:


                                                                           Served As An Executive
       Name                Age                   Office                   Officer or Director Since
       ----                ---                   ------                   -------------------------
Stanford R. Ovshinsky      77      President, Chief Executive Officer            1960(1)
                                   and Director

Iris M. Ovshinsky          73      Vice President and Director                   1960(1)

Robert C. Stempel          67      Executive Director and Chairman of            1995
                                   the Board

Nancy M. Bacon             54      Senior Vice President and Director            1976


Hellmut Fritzsche          73      Vice President and Director                   1969


Subhash K. Dhar            49      President and Chief Operating                 1986
                                   Officer of Ovonic Battery and
                                   Director

Stephan W. Zumsteg          54     Treasurer                                     1997

-------


(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


      See above for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, Nancy M. Bacon, Hellmut Fritzsche and Subhash K. Dhar.

      Stephan W. Zumsteg joined ECD in March 1997 and was elected Treasurer in April 1997. Prior to joining ECD, Mr. Zumsteg was Chief Financial Officer of the Kirlin Company from July 1996 to February 1997 and Vice President-Finance & Administration and Chief Financial Officer of Lincoln Brass Works from July 1991 to June 1996.


               COMPLIANCE WITH SECTION 16(A) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during fiscal year ended June 30, 2000, all filing requirements were met on a timely basis.

Item 11: Executive Compensation
-------  ----------------------

      The following table sets forth the compensation paid by ECD during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 2000.


                                       SUMMARY COMPENSATION TABLE



                              Annual                                 Long Term
                           Compensation                             Compensation
                           ------------                             ------------
                                                                                         All
                                                           Restricted     Options       Other
 Name and Principal      Fiscal                            Stock          (Number of    Compen-
      Position           Year(1)   Salary(2)     Bonus     Award          Shares)       sation(3)
 ------------------      -------   ---------     -----     ----------     ----------    ---------

Stanford R. Ovshinsky,   2000      $303,908                                              $12,657
President and Chief      1999      $294,929                                              $14,952
Executive Officer        1998      $284,967                                              $14,652

Robert C. Stempel,       2000      $270,004                      -             -         $ 5,035
Executive Director       1999      $270,004                $4,591,540(4)    300,000      $ 6,111
                         1998      $270,005                      -             -         $ 3,159

Iris M. Ovshinsky,       2000      $265,918                                              $12,657
Vice President           1999      $257,941                                              $14,952
                         1998      $250,016                                              $13,569

Nancy M. Bacon,          2000      $255,008                                              $ 6,538
Senior Vice President    1999      $254,854                                              $ 7,104
                         1998      $235,019                                              $ 5,796


Subhash K. Dhar,         2000      $224,421                                              $ 5,829
President and Chief      1999      $220,001                                              $ 6,157
Operating Office of      1998      $211,545                                              $ 5,283
Ovonic Battery

-------


(1) ECD's fiscal year is July 1 to June 30. ECD's 2000 fiscal year ended June 30, 2000.

(2) Amounts shown include compensation deferred under ECD's 401 (k) Plan. Does not include taxable income resulting from exercise of stock options.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of the named executive officers under ECD's 401(k) Plan with respect to each of the calendar years ended December 31, 1999, 1998 and 1997, respectively, as follows: Mr. Ovshinsky $4,800 for each of 1999 and 1998 and $4,500 for 1997; Dr. Ovshinsky $4,800 for each of 1999 and 1998 and $4,500 for 1997; Mrs. Bacon $4,800 for each of 1999 and 1998 and $4,500 for 1997; Mr. Dhar $4,800 for each of 1999 and 1998 and $4,500 for 1997; (ii) the dollar value of any life insurance premiums paid by ECD in the calendar years ended December 31, 1999, 1998 and 1997, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $7,857 for 1999 and $10,152 for each of 1998 and 1997; Mr. Stempel $5,035, $6,111, and $3,159;
      Dr. Ovshinsky $7,857, $10,152 and $9,069; Mrs. Bacon 1,738, $2,304 and
      $1,296; Mr. Dhar $1,029, $1,357 and $783. Under the 401 (k) Plan, which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions were limited to 3% of a participant's salary, up to $160,000 for the three calendar years reported.

(4) Represents the market value, less consideration paid consisting of the par value $.01, of 430,000 shares of Common Stock awarded to Mr. Stempel under a Restricted Stock Agreement dated January 15, 1999. Such shares of Common Stock were exchanged for an equal number of shares of Class B Common Stock upon the approval by ECD's stockholders, at the Annual Meeting held on March 25, 1999, of a proposal to amend ECD's Certificate of Incorporation to authorize 430,000 shares of a new Class B Common Stock. See "Class B Common Stock." All shares of Restricted Stock will be deemed to vest if Mr. Stempel is serving as a director and officer of ECD on September 30, 2005 or upon the occurrence of a change in control of ECD. Dividends will be paid on the Restricted Stock if and to the extent paid on ECD's Common Stock generally. So long as Mr. Stempel continues to serve as a director of ECD and irrespective of whether the shares are deemed vested, he will be entitled to exercise all voting rights with respect to the Restricted Stock, including all preferential voting rights to which the Class B Common Stock may become entitled after the conversion of the Class A Common Stock. The value of Mr. Stempel's Restricted Stock at the close of ECD's fiscal year was $10,911,250.


                     OPTION GRANTS IN LAST FISCAL YEAR

      The named executive officers did not receive any option grants during the fiscal year ended June 30, 2000.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR END OPTION VALUES

      The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 2000, and the number and value of unexercised options held by the named executive officers at fiscal year end.


                               Shares                         Number of Securities        Value of Unexercised
                            Acquired on     Value           Underlying Unexercised        in-the-Money Options
                              Exercise    Realized         Options at Fiscal Year End      at Fiscal Year End
       Name                     (#)          ($)            Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------       -----------   --------         --------------------------   -------------------------

Stanford R. Ovshinsky(1)      62,100     $765,750(2)                599,087/0                $7,797,551/$0
Iris M. Ovshinsky(3)          35,000     $420,437(4)                390,790/0                $5,077,892/$0
Robert C. Stempel(5)          34,000     $496,400(6)                604,000/0                $7,547,600/$0
Nancy M. Bacon(7)             23,000     $258,562(8)                162,200/0                $1,984,950/$0
Subhash K. Dhar(9)             6,888     $100,885(10)                62,040/0                $  535,095/$0

-------



(1) Mr. Ovshinsky's exercisable options are exercisable at a weighted average price of $13.36 per share.

(2) Of the $765,750 value realized, approximately $265,000 was used to cover withholding taxes and other expenses associated with the exercise.

(3) Dr. Ovshinsky's exercisable options are exercisable at a weighted average price of $12.38 per share.

(4) Of the $420,437 value realized, approximately $148,000 was used to cover withholding taxes and other expenses associated with the exercise and $41,125 was used to purchase 3,500 shares of ECD Common Stock.

(5) Mr. Stempel's exercisable options are exercisable at a weighted average price of $12.88 per share.

(6) Of the $496,400 value realized, approximately $174,000 was used to cover withholding taxes and other expenses associated with the exercise and $102,700 was used to purchase 10,000 shares of ECD Common Stock.

(7) Mrs. Bacon's exercisable options are exercisable at a weighted average price of $13.14 per share.

(8) Of the $258,562 value realized, approximately $92,000 was used to cover withholding taxes and other expenses associated with the exercise.

(9) Mr. Dhar's exercisable options are exercisable at a weighted average price of $16.75 per share.

(10) Of the $100,885 value realized, approximately $38,000 was used to cover withholding taxes and other expenses associated with the exercise.

                       EMPLOYMENT AGREEMENTS

      On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Board of Directors of ECD and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases as determined by the Board of Directors of ECD and an annual bonus equal to 1% of the net income from operations of ECD (excluding Ovonic Battery) or Ovonic Battery. Mr. Ovshinsky's annual salary increases over the last three fiscal years have been determined based upon increases in the cost of living as determined by the Compensation Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit- metropolitan area published by the Bureau of Labor Statistics.

      Mr. Ovshinsky's employment agreement with Ovonic Battery additionally contains a power of attorney and proxy from ECD providing Mr. Ovshinsky with the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of the agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets; (ii) the approval by ECD's stockholders of any plan or proposal of liquidation or dissolution of ECD; (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation;
(iv) the acquisition by any person of 30 percent or more of the combined voting power of the then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of the Board of Directors; (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy will be exercised by Dr. Iris M. Ovshinsky.

      Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,129 per share to purchase 186 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti- dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6 percent of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options vest on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, subject to Mr. Ovshinsky's continued performance of his obligations to Ovonic Battery under his employment agreement.

      In February 1998, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an Employment Agreement between ECD and Dr. Iris M. Ovshinsky. The purpose of the Employment Agreement is to clearly define Dr. Ovshinsky's duties and compensation arrangements. The Employment Agreement also provides for ECD to have the benefits of Dr. Ovshinsky's services as a consultant to ECD following the termination of her active employment for consulting fees equal to 50 percent of the salary payable to Dr. Ovshinsky at the date of the termination of her active employment. Dr. Ovshinsky shall have the right to retire at any time during her services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of Dr. Ovshinsky's life.

      The initial term of Dr. Ovshinsky's employment period was until September 2, 1999 and is automatically renewed for successive one-year periods unless terminated by Dr. Ovshinsky or ECD upon 120 days notice in advance of the renewal date. Dr. Ovshinsky's employment agreement provides for an annual salary of not less than $250,000, annual increases to reflect increases in the cost of living and discretionary annual increases, as determined by the Board of Directors of ECD.

      On January 15, 1999, ECD entered into an Executive Employment Agreement (Executive Employment Agreement) with Mr. Stempel. The Executive Employment Agreement provides that Mr. Stempel will serve as the Executive Director of ECD for a term ending September 30, 2005. During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined by the Board of Directors from time to time. The Executive Employment Agreement also provides for discretionary bonuses to be determined by the Board of Directors based on Mr. Stempel's individual performance and the financial performance of ECD. The Executive Employment Agreement also requires ECD to provide Mr. Stempel with non-wage benefits, including insurance, pension and profit sharing, stock options, automobile use or allowance and organizational membership fees, of the types provided generally by ECD to its senior executive officers.

      The Executive Employment Agreement permits Mr. Stempel to retire as an officer and employee of ECD and will permit him to resign his employment at any time in the event he becomes subject to any mental or physical disability which, in the good faith determination of Mr. Stempel, materially impairs his ability to perform his regular duties as an officer of ECD. The Executive Employment Agreement permits ECD to terminate Mr. Stempel's employment upon the occurrence of certain defined events, including the material breach by Mr. Stempel of certain non-competition and confidentiality covenants contained in the Executive Employment Agreement, his conviction of certain criminal acts or his gross dereliction or malfeasance of his duties as an officer and employee of ECD (other than as a result of his death or mental or physical disability).

      Mr. Stempel's entitlement to compensation and benefits under the Executive Employment Agreement will generally cease effective upon the date of the termination of his employment, except that ECD will be required to continue to provide Mr. Stempel and his spouse with medical, disability and life insurance coverage for the remainder of their lives or until the date they secure comparable coverage provided by another employer.


                   COMPENSATION COMMITTEE REPORT

Compensation Committee.

      The Compensation Committee is composed of Mr. McCarthy (Chairman) and Dr. Metz. Neither of the Compensation Committee members are or were during the last fiscal year an officer or employee of ECD or any of its subsidiaries, or had any business relationship with ECD or any of its subsidiaries.

      The Compensation Committee is responsible for administering the policies which govern both annual compensation of executive officers and ECD's stock option plans. The Compensation Committee meets several times during the year to review recommendations from management regarding stock options and compensation. Compensation and stock option recommendations are based upon performance, current compensation, stock option ownership, and years of service to ECD. ECD does not have a formal bonus program for executives, although it has awarded bonuses to its executives from time to time.

Compensation of Executive Officers.

      The Compensation Committee considers ECD's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market--whether scientific, managerial or otherwise--so as to enable ECD to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of ECD's Common Stock--such as by a granting of stock option or similar equity-based compensation--to instill ownership thinking and align the employees' and stockholders' objectives. ECD has been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

      During ECD's last fiscal year, the Compensation Committee determined that ECD had achieved several important scientific and business milestones. The Compensation Committee also concluded that the achievement of these milestones had not yet been fully reflected in ECD's financial results. In light of ECD's general policy of conserving available cash flow where possible to advance its business objectives, the Compensation Committee determined that it was not advisable to materially raise executive base salaries or grant material bonuses, stock options or other compensation to ECD's executive officers.

Chief Executive Officer Compensation.

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by ECD and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 2000 was determined in accordance with his Employment Agreements with ECD and Ovonic Battery. Based on the factors described above with respect to the compensation of ECD's executive officers, the Compensation Committee determined that it was not advisable to pay a discretionary bonus to ECD's Chief Executive Officer for fiscal year 2000.

                                        COMPENSATION COMMITTEE
                                        Walter J. McCarthy, Jr.
                                        Florence I. Metz

                         PERFORMANCE GRAPH

      The line graph below compares the cumulative total stockholder return on ECD's Common Stock over a five-year period with the return on the NASDAQ Stock Market - U.S. Index and the Chase H & Q Technology Index.



                                                       Cumulative Total Return
                                        ----------------------------------------------------
                                        6/95    6/96     6/97      6/98      6/99       6/00
                                        ----    ----     ----      ----      ----       ----
ENERGY CONVERSION DEVICES, INC.         100    140.00     78.46     59.62     61.16    156.15
NASDAQ STOCK MARKET (U.S.)              100    128.39    156.15    205.58    296.02    437.30
CHASE H & Q TECHNOLOGY                  100    116.87    152.63    193.34    312.92    548.97




      The total return with respect to NASDAQ Stock Market - U.S. Index and the Chase H & Q Technology Index assumes that $100 was invested on June 30, 1995, including reinvestment of dividends.

      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

                         CLASS A COMMON STOCK

      Mr. Stanford R. Ovshinsky and his wife, Dr. Iris M. Ovshinsky (executive officers, Directors and founders of ECD), own of record 153,420 shares and 65,601 shares, respectively (or approximately 69.8% and 29.8%, respectively), of the outstanding shares of Class A Common Stock. Such shares are owned directly or indirectly through certain trusts of which Mr. and Dr. Ovshinsky are co-trustees. Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 25 votes per share. Class A Common Stock is convertible into Common Stock on a share-for-share basis at any time and from time to time at the option of the holders, and will be deemed to be converted into Common Stock on a share-for-share basis on September 30, 2005. At ECD's Annual Meeting held on March 25, 1999, ECD's stockholders approved a proposal to amend ECD's Certificate of Incorporation changing the date on which shares of Class A Common Stock are deemed to be converted into shares of Common Stock from September 14, 1999 to September 30, 2005. Under applicable Delaware law, the September 30, 2005 mandatory conversion date may be extended in the future from time to time with approval of ECD's stockholders voting together as a single class.

      As of September 22, 2000, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (Sanoh Shares) owned by Sanoh Industrial Co., Ltd. (Sanoh) under the terms of an agreement dated as of November 3, 1992 between ECD and Sanoh which, together with the Class A Common Stock and 14,989 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 23.09% of the combined voting power of ECD's outstanding stock.

      The following table sets forth, as of September 22, 2000, information concerning the beneficial ownership of Class A Common Stock by each director and all executive officers and directors of ECD as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.



                                Class A
Name of                      Common Stock       Total Number of Shares
Beneficial Owner          Beneficially Owned      Beneficially Owned      Percentage of Class
------------------       -------------------    ----------------------    -------------------

Stanford R. Ovshinsky        153,420                  153,420                    69.8%

Iris M. Ovshinsky             65,601                   65,601                    29.8%

All other executive
officers and directors as
a group (13 persons)            _                        _                        _

Total                        219,021                  219,021                    99.6%

-------



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


                             CLASS B COMMON STOCK

      At ECD's Annual Meeting held on March 25, 1999, ECD's stockholders approved a proposal to increase ECD's authorized capital stock and to authorize 430,000 shares of a new Class B Common Stock. All of the authorized shares of Class B Common Stock were awarded to Mr. Robert C. Stempel pursuant to the terms of a Restricted Stock Agreement dated as of January 15, 1999 between ECD and Mr. Stempel.

      The terms of the Class B Common Stock are substantially similar to those of ECD's Class A Common Stock. The principal difference between the Class A Common Stock and the Class B Common Stock is with respect to voting rights. Each share of Class B Common Stock will initially entitle the holder to one vote on all matters to be voted upon by ECD's stockholders. However, each share of Class B Common Stock will become entitled to 25 votes as of the first date upon which all of the outstanding shares of Class A Common Stock have been converted into Common Stock and no shares of Class A Common Stock are outstanding. The preferential voting rights of the Class B Common Stock, if triggered, will expire on September 30, 2005.

      The Class B Common Stock will be convertible into Common Stock on a share-for- share basis at any time at the option of the holder. In addition, the Class B Common Stock will be deemed to be converted into Common Stock on September 30, 2005. Under applicable Delaware law, the September 30, 2005 mandatory conversion date may be extended in the future from time to time with approval of ECD's stockholders voting together as a single class.

                               COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 22, 2000, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.


                              Amount and Nature of
Name of Beneficial Owner      Beneficial Ownership(1)           % of Class(2)
------------------------      -----------------------           -------------
 Robert C. Stempel                 1,070,404(3)                     5.52%

 Stanford R. Ovshinsky               850,847(4)                     4.45%

 Iris M. Ovshinsky                   461,640(5)                     2.45%

 Nancy M. Bacon                      175,215(6)                      *

 Subhash K. Dhar                      59,040(7)                      *

 Hellmut Fritzsche                    20,710(8)                      *

 Seymour Liebman                      13,527(9)                      *

 Walter J. McCarthy, Jr.              13,187                         *

 Stanley K. Stynes                    12,884                         *

 Stephan W.  Zumsteg                  10,000(10)                     *

 Florence I. Metz                      9,884(11)                     *

 Umberto Colombo                       8,151(12)                     *

 Tyler Lowrey                          8,000(13)                     *

 William M.  Wicker                       --

 James R.  Metzger                        --

 All executive officers and
 directors as a group              2,713,489                       13.03%
 (15 persons)

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

 (3) Includes 430,000 shares of Class B Common Stock, 579,000 shares represented by options exercisable within 60 days.

 (4) Includes 561,187 shares (adjusted as of June 30, 2000) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

 (5) Includes 390,790 shares (adjusted as of June 30, 2000) represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

 (6) Includes 150,200 shares represented by options exercisable within 60 days.

 (7) Includes 59,040 shares represented by options exercisable within 60 days.

 (8) Includes 8,980 shares represented by options exercisable within 60 days.

 (9) Includes 12,000 shares represented by options exercisable within 60 days.

 (10) Includes 8,000 shares represented by options exercisable within 60 days.

 (11) Includes 3,000 shares represented by options exercisable within 60 days.

 (12) Includes 5,000 shares represented by options exercisable within 60 days.

 (13) Includes 7,000 shares represented by options exercisable within 60 days.



      Principal Shareholders. The following table sets forth, as of September 22, 2000, to the knowledge of ECD, the beneficial holders of more than 5% of ECD's Common Stock (see footnotes for calculation used to determine "percentage of class" category):

 Name and Address of              Amount and Nature of
 Beneficial Holder                  Beneficial Owners        Percentage of Class
-------------------               --------------------       -------------------

 TRMI Holdings Inc.                     3,742,800(1)                19.65%
 2000 Westchester Avenue
 White Plains, NY 10650

 Stanford R. and Iris M. Ovshinsky      1,312,487(2)                 6.7%(3)(4)
 1675 West Maple Road
 Troy, Michigan 48084

Canon Inc.                              1,071,905(5)                 5.83%
 30-2 Shimomaruko, 3-chome ohta ku
 Tokyo 146-8501 - Japan

 Robert C. Stempel                      1,070,404(6)                 5.51%(3)
 1675 West Maple Road
 Troy, Michigan 48084



 (1) Based upon information contained in Schedule 13-D filed with the Securities and Exchange Commission by Texaco Inc. and dated as of June 8, 2000. Pursuant to the Stock Purchase Agreement dated as of May 1, 2000, Texaco has agreed that (i) so long as it beneficially owns an aggregate of 5% of ECD's Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, Texaco will vote its ECD Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock).

 (2) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30, 2005), 14,989 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights and 951,977 (adjusted as of June 30, 2000) shares represented by options exercisable within 60 days.

 (3) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

 (4) Represents the sum of Mr. and Dr. Ovshinsky's respective ownership interests calculated separately.

 (5) Based upon information contained in Schedule 13-D filed with the Securities and Exchange Commission by Canon Inc. and dated April 21, 2000.

 (6) Includes 430,000 shares of Class B Common Stock owned by Mr. Stempel (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September, 30, 2005) 61,404 shares of Common Stock and 579,000 shares represented by options exercisable within 60 days.

Item 13:  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $142,508 in salary during the year ended June 30, 2000.

     HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of ECD. HKO Media, Inc. was paid $69,507 by ECD for its services during the fiscal year ended June 30, 2000.

     Mr. Stempel became a director of Southwall Technologies, Inc. in April 2000. In February 1999, Southwall awarded a contract to ECD for approximately $2 million to build large-area microwave deposition equipment. The completed equipment was shipped to Southwall in July 2000.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Report on Form 8-K
--------  --------------------------------------------------------------

(a)  1.   Financial Statements

          See Part I                                                       Page
                                                                           ----

     2.   Financial Statement Schedules

          The following is included in Part II, Item 8:

               Independent Auditors' Report........................          43

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

3.3     Certificate of Amendment of Incorporation filed January 27, 2000                   (c)
        increasing authorized shares of the Company's Common Stock from
        20,000,000 shares to 30,000,000

3.4     Certificate of Amendment to Certificate of Incorporation filed March 25,           (d)
        1999 extending voting rights of the Company's Class A Common Stock, increasing the authorized capital stock of the Company's Common Stock to
        20,930,000 shares, and authorizing 430,000 shares of Class B Common
        Stock

3.5     Bylaws in effect as of July 17, 1997                                               (e)

3.6     Amendment to Article VIII of the Bylaws effective as of April 27,                  (f)
        2000

4.1     Agreement among the Company, Stanford R. Ovshinsky and Iris M.                     (g)
        Ovshinsky relating to the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964







10.1    Amendment to the Patent License Agreement dated December 5,                        (h)
        1986 between the Company and Matsushita Electric Industrial Co.,
        Ltd.

10.2    License Agreement and Supplemental Understanding dated                             (i)
        February 10, 1989 between Varta Batterie AG and the Company and Ovonic Battery Company

10.3    Charter of the Soviet-American Joint Venture, Sovlux, dated                        (j)
        January 11, 1990

10.4    Agreement on the Establishment and Activity of the Soviet-American                 (k)
        Joint Venture, Sovlux, dated January 11, 1990

10.5    License and Joint R&D Agreement entered into as of February 20,                    (l)
        1990 by and between Hitachi Maxell, Ltd., the Company and Ovonic
        Battery Company, Inc.

10.6    Amended Master Agreement made and entered into by and                              (m)
        between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991

10.7    Memory Patent License Agreement made and entered into by and                       (n)
        between the Company and Matsushita Electric Industrial Co., Ltd.
        dated January 24, 1991

10.8    Memory Patent License Agreement by and between the Company                         (o)
        and Asahi Chemical Industry Co., Ltd. dated April 26, 1991

10.9    License Agreement by and between the Company, Ovonic Battery                       (p)
        and Samsung Electronics Co., Ltd. dated June 10, 1991

10.10   License Agreement between the Company, Ovonic Battery and                          (q)
        Sylva Industries Limited dated June 14, 1991

10.11   License Agreement by and between the Company and Ovonic                            (r)
        Battery and Harding Energy Systems, Inc. dated August 28, 1991

10.12   License Agreement made as of November 20, 1991 by and between                      (s)
        the Company, Ovonic Battery and Hyundai Motor Company

10.13   Memory Patent License Agreement effective as of April 1, 1992                      (t)
        and between the Company and Plasmon Limited

10.14   Option License Agreement effective as of September 8, 1992 by and                  (u)
        between the Company, Ovonic Battery and Sylva Industries Limited

10.15   Memory Patent License Agreement dated as of February 3, 1993                       (v)
        between the Company and Toshiba Corporation

10.16   License Agreement between the Company and a Japanese Battery                       (w)
        Manufacturer filed confidentially pursuant to Rule 24b-2








10.17   Intercompany Services Agreement dated as of September 2, 1993 between              (x)
        the Company and Ovonic Battery Company, Inc.

10.18   Executive Employment Agreement dated as of September 2, 1993                       (y)
        between the Company, Ovonic Battery Company, Inc. and Stanford
        R. Ovshinsky

10.19   Executive Employment Agreement dated as of September 2, 1993                       (z)
        between the Company and Stanford R. Ovshinsky

10.20   Stock Option Agreement by and between Ovonic Battery Company,                      (aa)
        Inc. and Stanford R. Ovshinsky dated as of November 18, 1993

10.21   Stock Option Agreement by and between the Company and                              (bb)
        Stanford R. Ovshinsky dated as of November 18, 1993

10.22   Stock Option Agreement by and between the Company and Iris M.                      (cc)
        Ovshinsky dated as of November 18, 1993

10.23   Stock Purchase Agreement by and between Sanoh Industrial Co.,                      (dd)
        Ltd., the Company and Ovonic Battery dated December 31, 1993

10.24   Stakeholder Agreement between Ovonic Battery Company, Inc. and                     (ee)
        General Motors Corporation for the organization of GM Ovonic
        L.L.C. dated  June 14, 1994 filed confidentially pursuant to Rule 24b-2

10.25   Consumer Battery License Agreement effective as of December 1,                     (ff)
        1994 by and between the Company, Ovonic Battery Company, Inc.
        and Sanyo Electric Co., Ltd., filed confidentially pursuant to Rule
        24b-2

10.26   Consumer Battery License Agreement effective as of December 2,                     (gg)
        1994 by and between the Company, Ovonic Battery Company, Inc.
        and Toshiba Battery Co., Ltd., filed confidentially pursuant to Rule
        24b-2

10.27   Second Amendment to Sylva/ECD/OBC License Agreement                                (hh)
        effective as of January 1, 1995 by and between the Company,
        Ovonic Battery Company, Inc. and Sylva Industries, Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.28   Consumer battery agreement effective as of January 10, 1995 by and                 (ii)
        between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer, portions of which have been filed confidentially pursuant to Rule 24b-2

10.29   Battery License Agreement dated March 28, 1995 by and between                      (jj)
        Ovonic Battery Company, Inc. and Walsin Technology Corp.,
        portions of which have been filed confidentially pursuant to Rule
        24b-2







10.30   Amendment to License and Joint R&D Agreement effective as of                       (kk)
        March 31, 1995 by and between Hitachi Maxell, Ltd., the Company and Ovonic Battery Company, Inc., portions of which have been filed confidentially pursuant to Rule 24b-2

10.31   Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option                    (ll)
        Plan

10.32   Memory Patent License Agreement by and between Toray                               (mm)
        Industries, Inc. and the Company effective as of April 1, 1995

10.33   Amendment Agreement by and between Varta Batterie A.G., the Company                (nn)
        and Ovonic Battery effective as of June 8, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

10.34   Amendment to License Agreement by and between Samsung                              (oo)
        Display Devices Co., Ltd., the Company and Ovonic Battery
        effective as of June 23, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

10.35   Amendment Agreement by and between Eveready Battery                                (pp)
        Company, Inc., the Company and Ovonic Battery effective as of
        June 23, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

10.36   License Agreement effective as of September 30, 1995 by and                        (qq)
        between Ovonic Battery Company, Inc. and Sanoh Industrial Co.,
        Ltd., portions of which have been filed confidentially pursuant to
        Rule 24b-2

10.37   Consumer Battery Agreement effective as of September 29, 1995                      (rr)
        by and between Ovonic Battery Company, Inc. and Furukawa
        Battery Co., Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.38   Battery License Agreement by and between Ovonic Battery                            (ss)
        Company, Inc. and Asia Pacific Investment Co. dated January 4,
        1996, filed confidentially pursuant to Rule 24b-2

10.39   Stock Purchase Agreement executed May 14, 1996, by and among                       (tt)
        Honda Motor Co., Ltd., the Company and Ovonic Battery Company,
        Inc.

10.40   Settlement Agreement effective as of March 28, 1996, by and                        (uu)
        among the Company, Ovonic Battery Company, Inc., Saft America,
        Inc. ("Saft") and certain entities affiliated with Saft, portions of which have been filed confidentially pursuant to Rule 24b-2

10.41   Executive Employment Agreement dated as of February 19, 1998                       (vv)
        between the Company and Iris M. Ovshinsky







10.42   Executive Employment Agreement, Restricted Stock Agreement an                      (ww)
        Stock Option Agreement dated as of January 15, 1999 between the
        Company and Robert C. Stempel

10.43   Stock Purchase Agreement by and between the Company and                            114
        TRMI Holdings Inc. dated as of May 1, 2000

11.1    Computation of Earnings Per Share Attributable to Common Stock                     147

21.1    List of all direct and indirect subsidiaries of the Company                        148

23.1    Consent of Independent Auditors                                                    149

27.1    Financial Data Schedule (Edgar version)



                              Notes to Exhibit List

(a) Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.

(b) Filed as Exhibit 3.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-50749) and incorporated herein by reference.

(c) Filed as Exhibit 3.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-33266) and incorporated herein by reference.

(d) Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

(e) Filed as Exhibit 3.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended, and incorporated herein by reference.

(f) Filed as Exhibit 3.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-42758) and incorporated herein by reference.

(g) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(h) Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated herein by reference.

(i) Filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, as amended, and incorporated herein by reference.

(j) Filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(k) Filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(l) Filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, as amended, and incorporated herein by reference.

(m) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(n) Filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated February 6, 1991 and incorporated herein by reference.

(o) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

(p) Filed as Exhibit 10.114 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(q) Filed as Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(r) Filed as Exhibit 10.116 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, as amended, and incorporated herein by reference.

(s) Filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(t)Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(u) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

(v) Filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(w) Filed as Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(x) Filed as Exhibit 10.96 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(y) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(z) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(aa) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(bb) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(cc) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(dd) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(ee) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(ff) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(gg) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(hh) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ii) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(jj) Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(kk) Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(ll) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(mm) Filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(nn) Filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(oo) Filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(pp) Filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(qq) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(rr) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(ss) Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

(tt) Filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(uu) Filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(vv) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(ww) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.



(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENERGY CONVERSION DEVICES, INC.



                                 By:  /s/ Stanford R. Ovshinsky
                                 --------------------------------------------
                                 Stanford R. Ovshinsky,
                                 President and Chief Executive Officer
Dated: October 3, 2000           (Principal Executive Officer)
       ------------------



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





/s/ Stanford R. Ovshinsky     President, Chief Executive      October 3, 2000
------------------------      Officer and Director             -----------------
Stanford R. Ovshinsky         (Principal Executive Officer)


/s/ Stephan W. Zumsteg        Treasurer                       October 3, 2000
------------------------                                      ------------------
Stephan W. Zumsteg


/s/ Robert C. Stempel         Director                        October 3, 2000
------------------------      (Chairman of the Board)         ------------------
Robert C. Stempel


/s/ Nancy M. Bacon            Director                        October 3, 2000
------------------------                                      ------------------
Nancy M. Bacon


/s/ Umberto Colombo           Director                        October 3, 2000
------------------------                                      ------------------
Umberto Colombo

/s/ Subhash K.  Dhar          Director                        October 3, 2000
------------------------                                      ------------------
Subhash K.  Dhar


/s/ Hellmut Fritzsche         Director                        October 3, 2000
------------------------                                      ------------------
Hellmut Fritzsche


/s/ Seymour Liebman           Director                        October 3, 2000
------------------------                                      ------------------
Seymour Liebman


/s/ Tyler Lowrey              Director                        October 3, 2000
------------------------                                      ------------------
Tyler Lowrey


/s/ Walter J. McCarthy, Jr.   Director                        October 3, 2000
------------------------                                      ------------------
Walter J. McCarthy, Jr.


/s/ Florence I. Metz          Director                        October 3, 2000
------------------------                                      ------------------
Florence I. Metz


/s/ James R. Metzger          Director                        October 3, 2000
------------------------                                      ------------------
James R.  Metzger


/s/ Iris M. Ovshinsky         Director                        October 3, 2000
------------------------                                      ------------------
Iris M. Ovshinsky


/s/ Stanley K. Stynes         Director                        October 3, 2000
------------------------                                      ------------------
Stanley K. Stynes


/s/ William M. Wicker         Director                        October 3, 2000
------------------------                                      ------------------
William M. Wicker

                                 EXHIBIT INDEX




Exhibit No.           Description
-----------           ------------

10.43 Stock Purchase Agreement by and between the Company and TRMI Holdings Inc. dated as of May 1, 2000

11.1                  Computation of Earnings Per Share Attributable to
                      Common Stock

21.1 List of all direct and indirect subsidiaries of the Company

23.1                  Consent of Independent Auditors

27.1                  Financial Data Schedule