Form 10-Q
period 2000-09-30
ENERGY CONVERSION DEVICES INC
filed 2000-11-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the period ended          SEPTEMBER 30, 2000
                     -----------------------------------------------------------
                                       OR

----- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

                         Commission file number    1-8403
                                                  --------

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
(Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
      As of November 10, 2000, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 18,720,319 shares of Common Stock outstanding.


                               Page 1 of 34 pages

                            PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2000           1999
                                                    -----------    -----------
REVENUES
   Product sales                                    $ 3,191,564    $ 1,870,167
   Royalties                                            875,636        663,155
   Revenues from product development agreements       5,093,476      3,917,554
   Revenues from license and other agreements           300,000        400,000
   Other                                                673,434        729,196
                                                    -----------    -----------

   TOTAL REVENUES                                    10,134,110      7,580,072

EXPENSES
   Cost of product sales                              3,194,559      2,350,697
   Cost of revenues from product development
     agreements                                       4,560,600      3,637,768
   Product development and research                   2,379,340      3,132,601
   Patents including patent defense                     990,607        473,717
   Operating, general and administrative              2,101,699      1,419,130
                                                    -----------    -----------

   TOTAL EXPENSES                                    13,226,805     11,013,913
                                                    -----------    -----------

   LOSS FROM OPERATIONS                              (3,092,695)    (3,433,841)

OTHER INCOME (EXPENSE):
   Interest income                                    1,554,012        226,459
   Interest expense                                    (220,693)       (98,793)
   Equity loss in joint ventures                       (206,502)      (560,000)
   Minority interest share of losses                     94,900           -
   Other non-operating income (net)                     126,014        121,035
                                                    -----------    -----------
   TOTAL OTHER INCOME (EXPENSE)                       1,347,731       (311,299)
                                                    -----------    ------------

   NET LOSS                                         $(1,744,964)   $(3,745,140)
                                                    ============   ============

   BASIC NET LOSS PER SHARE                         $      (.09)   $      (.28)
                                                    ============   ============


   DILUTED NET LOSS PER SHARE                       $      (.09)   $      (.28)
                                                    ============   ============


See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               September 30,       June 30,
                                                                  2000               2000
                                                               -------------    ------------
                                                               (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
     $46,674,000 at September 30, 2000 and
     $44,386,000 at June 30, 2000                           $   46,681,653     $   44,592,017
   Investments                                                  47,006,928         44,723,500
   Accounts receivable (net of allowance for
     uncollectible accounts of approximately
     $579,000 at September 30, 2000 and
     at June 30, 2000)                                           5,401,559          6,915,578
   Amounts due from related parties                             13,952,595          9,149,942
   Inventories                                                     990,414            994,077
   Other                                                           592,768            302,413
                                                            --------------     --------------
         TOTAL CURRENT ASSETS                                  114,625,917        106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                      312,588            312,588
   Buildings and improvements                                    3,912,957          3,865,506
   Machinery and other equipment (including construction
     in progress of approximately $517,000 and $578,000
     at September 30, 2000 and June 30, 2000)                   19,052,170         18,808,002
   Capitalized lease equipment                                   4,734,653          4,734,653
                                                            --------------     --------------
                                                                28,012,368         27,720,749
   Less accumulated depreciation
     and amortization                                          (22,006,068)       (21,459,477)
                                                            ---------------    ---------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                     6,006,300          6,261,272

Investments in EV Global and Innovative Transportation
   Systems (NOTE A)                                              2,639,716          2,639,716

Long-Term Note Receivable - Bekaert ECD Solar Systems            9,783,988          9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                    21,949,762         22,394,868
   Texaco Ovonic Fuel Cell Company                                  -                  -
   GM Ovonic                                                        -                  -
   Ovonyx                                                           -                  -
   Ovonic Media                                                     -                  -
   Rare Earth Ovonic - China                                        -                  -
   Sovlux - Russia                                                  -                  -

OTHER ASSETS                                                     1,407,085          1,300,764
                                                            --------------     --------------
         TOTAL ASSETS                                       $  156,412,768     $  148,905,642
                                                            ==============     ==============


See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,    June 30,
                                                         2000           2000
                                                     -------------  ------------
                                                      (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $  7,176,249   $  6,151,372
   Salaries, wages and amounts withheld
     from employees                                    2,426,628      1,998,684
   Deferred revenues under business
     agreements (NOTE A)                               9,762,146      6,537,975
   Current installments on long-term
     liabilities                                       2,638,262      2,200,039
                                                    ------------   ------------
           TOTAL CURRENT LIABILITIES                  22,003,285     16,888,070

LONG-TERM LIABILITIES                                  9,442,308     10,427,858

LONG-TERM NOTES PAYABLE                                9,783,988      9,631,495

DEFERRED GAIN                                            558,807        669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)               3,933,963      3,938,667
                                                    ------------   ------------
           TOTAL LIABILITIES                          45,722,351     41,555,162

NEGATIVE GOODWILL (NOTE D)                             3,031,818      3,148,426

MINORITY INTEREST (NOTE D)                             5,330,594      5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
     Class A Convertible Common Stock,
       par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares             2,199          2,199
     Class B Convertible Common Stock,
       par value $0.01 per share:
         Authorized, Issued and Outstanding -
           430,000 shares                                  4,300          4,300
     Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares - Issued &
         Outstanding - 18,445,466 shares at
           September 30, 2000 and 18,098,646
           shares at June 30, 2000                       184,455        180,986
   Additional paid-in capital                        329,224,022    324,293,312
   Accumulated deficit                              (223,929,044)  (222,184,080)
   Accumulated other comprehensive income                242,913      50,783
   Unearned Compensation on Class B Convertible
     Common Stock                                     (3,400,840)    (3,570,940)
                                                    -------------  -------------
       TOTAL STOCKHOLDERS' EQUITY                    102,328,005     98,776,560
                                                    -------------  -------------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $156,412,768   $148,905,642
                                                    ============   ============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                         September 30,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                      $ (1,744,964)   $(3,745,140)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                  553,617        530,865
      Equity loss in joint ventures                                  206,502        560,000
      Profit deferred on sales to Bekaert ECD Solar Systems          238,604           -
      Stock Options issued to executive for services rendered           -           113,250
      Stock issued for services rendered                             170,100        212,925
      Amortization of deferred gain                                 (110,265)      (110,265)
      Negative goodwill amortization                                (116,608)          -
      Minority interest                                              (94,900)          -
      Other                                                           (4,704)       (21,989)
  Changes in working capital:
      Accounts receivable and amounts due from related parties    (3,288,634)    (1,263,281)
      Inventories                                                      3,663        (11,134)
      Other assets                                                  (396,676)        55,931
      Accounts payable and accrued expenses                        1,452,821        456,216
      Deferred revenues under business agreements                  3,224,171       (103,638)
                                                                -------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                             92,727     (3,326,260)

INVESTING ACTIVITIES:
      Investment in United Solar                                        -          (300,000)
      Purchases of capital equipment                                (298,644)      (178,112)
      Purchases of investments                                    (2,091,298)          -
                                                                -------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                             (2,389,942)      (478,112)

FINANCING ACTIVITIES:
      Principal payments under short-term and
          long-term debt obligations and capitalized
          lease obligations                                         (547,327)      (350,728)
      Proceeds from sale of common stock upon
          exercise of stock options and warrants                   4,934,178         30,050
                                                                -------------   ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                4,386,851       (320,678)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               2,089,636     (4,125,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  44,592,017     19,076,983
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $46,681,653    $14,951,933
                                                                 ===========    ===========


See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                     -------------------------
                                                         2000            1999
                                                       --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

      Cash paid for interest                           $ 220,693    $ 98,793
































See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
        ---------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months ended September 30, 2000 (Fiscal 2001) and 1999 (Fiscal 2000) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2000 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. (Honda), Sanoh Industrial Company, Ltd. (Sanoh) and Sanyo Electric Co., Ltd. (Sanyo). The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

      The Company has a number of strategic alliances and has, as of September 30, 2000, five major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert (ECD has an approximate 50% interest in the combined United Solar/Bekaert ECD Solar Systems operations); (ii) GM Ovonic (40%), Ovonic Battery's joint venture with General Motors to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications. On October 12, 2000, ECD announced that Texaco and Ovonic Battery signed a Memorandum of Understanding (MOU) to continue the business of GM Ovonic in a new entity, to be named Texaco Ovonic, LLC, in which General Motors' interest was to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000; (iii) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Corporation (Intel) and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (iv) Ovonic Media L.L.C. (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (v) Texaco Ovonic Fuel Cell Company LLC, a 50%-owned joint venture with Texaco to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux). See Note D for discussion of all of ECD's ventures.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months ended September 30, 1999 have been reclassified to be consistent with the classification of items in the three months ended September 30, 2000.

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

      In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000 and the Company adopted it at that time. The adoption of FIN 44 had no impact on the earnings or the financial position of the Company.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ending June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.


      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133." The Company adopted SFAS 133 on July 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 had no impact on the earnings or the financial position of the Company.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

Other Comprehensive Income (Loss)

      The Company's total comprehensive loss was as follows:


                                                    Three Months Ended
                                                       September 30,
                                            ----------------------------------
                                                2000                 1999
                                            -------------        -------------

      Net Loss                              $ (1,744,964)        $ (3,745,140)
      OTHER COMPREHENSIVE LOSSES:
      Unrealized gains on securities             192,130               -
                                            -------------        -------------
      COMPREHENSIVE LOSS                    $ (1,552,834)        $ (3,745,140)
                                            =============        =============


Investments   in  EV  Global  Motors   Company  (EV  Global)  and  Innovative
-------------------------------------------------------------------------------
Transportation Systems A.G. (Innovative Transportation)
-------------------------------------------------------

      The Company accounts for its investments in EV Global and Innovative Transportation on the cost method basis of accounting. On October 3, 2000, ECD invested an additional amount of $909,000 in Innovative Transportation, increasing its ownership interest to 19%.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

Accounts Receivable

      The following tabulation shows the component elements of accounts receivable from long-term contracts, royalties and other programs:

                                                   September 30,     June 30,
                                                      2000             2000
                                                 ------------------------------

      U.S. Government:
        Amounts billed                           $   867,213       $   758,930
        Unbilled                                   1,177,754           750,131
                                                 -----------       -----------
             Total                                 2,044,967         1,509,061
                                                 -----------       -----------
      Commercial Customers:
        Amounts billed                             1,560,256         2,974,176
        Related party billed
             - Bekaert ECD Solar Systems           8,553,730           939,854
             - Ovonyx                                540,107           444,868
             - GM Ovonic                             270,369           433,760
        Royalties                                  1,251,933         1,847,485
        Due per contracts                            106,020            11,400
        Related party unbilled
             - GM Ovonic                               1,395             1,688
             - Ovonyx                                 33,521            36,665
             - Bekaert ECD Solar Systems           2,216,473         7,144,030
             - Rare Earth Ovonic joint ventures        -               149,077
             - Texaco Ovonic joint ventures        2,337,000              -
        Other unbilled                               124,633           212,745
                                                 -----------       -----------
             Total                                16,995,437        14,195,748
                                                 -----------       -----------
      Other                                          892,750           939,711
                                                 -----------       -----------
      Allowance for Uncollectible Accounts          (579,000)         (579,000)
                                                 ------------      ------------
             TOTAL                               $19,354,154       $16,065,520
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at September 30, 2000 and June 30, 2000. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

Inventories
-----------

      Inventories of raw materials, work in process and finished goods for the manufacture of negative electrodes, battery packs, photovoltaic products, and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                                   September 30,    June 30,
                                                       2000           2000
                                                   -------------  -------------
        Finished products                           $   40,290    $   37,785
        Work in process                                590,924       557,732
        Raw materials                                  359,200       398,560
                                                    -----------   ----------
                                                    $  990,414    $  994,077
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

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

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

NOTE A - Basis of Presentation - (Continued)
--------------------------------------------

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes To Consolidated Financial Statements

NOTE  B  -  Product Sales, Royalties, Revenues from Product Development
-----------------------------------------------------------------------
Agreements and License and other Agreements
-------------------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                       Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------
      Product Sales:
        Negative and positive electrodes           $    69,569     $   589,525
        Battery packs                                  178,075         552,861
        Machine building                             1,562,877         727,781
        Photovoltaics                                1,381,043            -
                                                   -----------     -----------
                                                   $ 3,191,564     $ 1,870,167
                                                   ===========     ===========
      Royalties:
        Battery technology                         $   848,997     $   648,900
        Optical Memory                                  26,639          14,255
                                                   -----------     -----------
                                                   $   875,636     $   663,155
                                                   ===========     ===========
      Revenues from product development agreements:
        Photovoltaics                              $   870,443     $   597,353
        Battery technology                             794,228       1,978,811
        Optical Memory                                 744,865         531,425
        Hydrogen                                     1,786,940         746,704
        Fuel cells                                     897,000            -
        Other                                             -             63,261
                                                   -----------     -----------
                                                   $ 5,093,476     $ 3,917,554
                                                   ===========     ===========
      License and other agreements:
        Battery                                    $   300,000     $   400,000
                                                   -----------     -----------
                                                   $   300,000     $   400,000
                                                   ===========     ===========

      The following table presents revenues by country based on the location of the customer:

                                                       Three Months Ended
                                                          September 30,
                                                   -----------------------------
                                                       2000            1999
                                                   -----------     -----------

      United States                                $ 8,130,358     $ 5,920,435
      China                                          1,198,037          -
      Germany                                           38,001          -
      Japan                                            735,783         893,805
      Hong Kong                                         14,576           8,700
      Netherlands                                         -            562,500
      Other countries                                   17,355         194,632
                                                   -----------     -----------
                                                   $10,134,110     $ 7,580,072
                                                   ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 2000 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                    September 30,     June 30,
                                                        2000            2000
                                                    -------------    ----------

       Battery                                       $1,913,331      $1,913,331
       Optical Memory                                 2,020,632       2,025,336
                                                     -----------      ----------
                                                     $3,933,963      $3,938,667
                                                     ===========     ==========


      During the three months ended September 30, 2000 and 1999, $4,704 and $24,696, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.


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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

United Solar/Bekaert ECD Solar Systems
--------------------------------------

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

      The new ECD-Bekaert strategic alliance operates through two related companies: United Solar, which is owned 81% by ECD and 19% by Bekaert, and a new assembly, marketing and sales company, Bekaert ECD Solar Systems, which is owned 60% by Bekaert and 40% by United Solar. In April 2000, at the closing of the aforementioned transactions, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 25 MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar. Effective April 11, 2000, ECD is consolidating United Solar in ECD's financial statements. Prior to the transaction, United Solar's fiscal year-end was December 31.

      ECD valued the acquisition of Canon's interest in United Solar at $13,214,630, which includes the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 plus the $456,630 balance in ECD's investment account for United Solar on April 11, 2000. The acquisition resulted in ECD's ownership interest in United Solar to increase from 49.98% to 81%. The Company recorded the acquisition under the purchase method of accounting and allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,300,000) is being amortized over seven years on a straight-line basis.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.


                             BEKAERT ECD SOLAR SYSTEMS
                              STATEMENT OF OPERATIONS
                             -------------------------

                                                  Three Months Ended
                                                  September 30, 2000
                                                  ------------------
                                                      (Unaudited)

      Revenues                                        $ 1,233,891

      Operating Expenses
        Cost of Sales                                   1,148,407
        General and administrative                        678,962
                                                      -----------
        Total                                           1,827,369
      Other Income (net)                                   76,147
                                                      ------------
      Net Loss                                        $  (517,331)
                                                      ============


                       BEKAERT ECD SOLAR SYSTEMS BALANCE SHEET
                       ---------------------------------------

                                                   September 30, 2000
                                                   ------------------
                                                      (Unaudited)
      Current Assets:
        Cash and Cash Equivalents                     $14,656,238
        Inventory                                       7,083,299
        Other Current Assets                           23,125,241
                                                      -----------
             Total Current Assets                      44,864,778
      Property, Plant and Equipment (Net)               1,968,184
      Other Assets                                      5,870,799
                                                      -----------
             Total Assets                             $52,703,761
                                                      ===========

      Current Liabilities:
        Accounts Payable and Accrued Expenses         $ 9,369,909
        Note Payable-ECD                                9,783,988
                                                      -----------
             Total Liabilities                         19,153,897
      Total Members' Equity                            33,549,864
                                                      -----------
             Total Liabilities and Members' Equity    $52,703,761
                                                      ============

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

GM Ovonic

      In 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric and hybrid electric vehicles. General Motors has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the production of batteries. On October 12, 2000, ECD announced that Texaco and Ovonic Battery signed a Memorandum of Understanding (MOU) to continue the business of GM Ovonic in a new entity, to be named Texaco Ovonic, LLC, in which General Motors' interest was to be converted and restructured so that ECD and Texaco each will have a 50 percent interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance, Ovonyx (formed on June 23, 1999 and initially owned 50% by ECD, with the balance owned by Mr. Lowrey and his affiliate), to commercialize ECD's Ovonic Unified Memory - a unique thin-film, nonvolatile, solid-state memory. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. Presently, ECD owns 41.7% of Ovonyx and Mr. Lowrey and his affiliate own 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $94,000 for the three months ended September 30, 2000, compared to $593,000 in the three months ended September 30, 1999, representing services performed for its operations which commenced on January 15, 1999.

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.


                      OVONYX, INC. STATEMENT OF OPERATIONS
                      ------------------------------------

                                                  Three Months Ended
                                                    August 31, 2000
                                                  ------------------

      Revenues                                        $1,025,168

      Operating Expenses
        Product development                              450,900
        Patent                                            13,440
        General and administrative                       184,905
                                                      ----------
             Total                                       649,245
      Other Income                                        98,784
                                                      ----------
      Net Income                                      $  474,707
                                                      ==========


                       OVONYX, INC. BALANCE SHEET
                       --------------------------

                                                    August 31, 2000
                                               -----------------------
      Current Assets:
        Cash and Cash Equivalents                     $2,047,725
        Investments                                    5,234,136
        Accounts Receivable                              112,731
        Other Current Assets                              53,908
                                                      ----------
           Total Current Assets                        7,448,500
      Property, Plant and Equipment (Net)                 10,707
                                                      ----------
           Total Assets                               $7,459,207
                                                      ==========

      Current Liabilities:
        Accounts Payable and Accrued Expenses         $  571,528
                                                      ----------
           Total Current Liabilities                     571,528
      Total Stockholders' Equity                       6,887,679
                                                      ----------
 Total Liabilities and Stockholders' Equity           $7,459,207
                                                      ==========

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Investments in EV Global and Innovative Transportation

      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement (Agreement) which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. (Unique Mobility) Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock.

      Innovative Transportation, a German company formed to manufacture battery-electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of Innovative Transportation, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000. On October 3, 2000, ECD invested an additional amount of $909,000 in Innovative Transportation, increasing its ownership interest to 19%.

      Innovative Transportation is in its formative stage and, as such, there are no financial statements currently available.

Rare Earth Ovonic

      During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China. Rare Earth High-Tech is one of the principal suppliers of rare earth raw materials to NiMH battery material manufacturers around the world and, together with its affiliates, is believed to own approximately half of the world's reserves of these rare earth materials. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advance Ovonic nickel hydroxide materials and production equipment for NiMH batteries. Three of the contemplated five joint ventures have been started. ECD's subsidiary, Ovonic Battery, will contribute technology for its 19% interest in each of these joint ventures.

Ovonic Media

      In March 2000, ECD and General Electric formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. ECD has

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                      OVONIC MEDIA STATEMENT OF OPERATIONS
                      ------------------------------------

                                                Three Months Ended
                                                September 30, 2000
                                               --------------------
                                                    (Unaudited)

      Revenues                                        $   -
      Operating expenses:
        Product development                             510,862
        General and administrative                      100,824
                                                      ---------
           Total expenses                               611,686
                                                      ---------
      Loss from operations                             (611,686)
        Interest expense                                 (2,922)
                                                      ----------
      Net Loss                                        $(614,608)
                                                      ==========


                        OVONIC MEDIA BALANCE SHEET
                        --------------------------

                                                  September 30, 2000
                                                 -------------------
                                                     (Unaudited)
      Current Assets:
        Advances to ECD                               $  697,694
                                                      ----------
           Total Current Assets                          697,694
        Property, Plant and Equipment (Net)              244,154
                                                      ----------
                Total Assets                          $  941,848
                                                      ==========

      Current Liabilities:
        Current Portion of Equipment Lease            $   44,602
                                                      ----------
           Total Liabilities                              44,602

      Capital Contributions                            2,061,018
      Accumulated Deficit                             (1,163,772)
                                                      -----------
           Total Members' Equity                         897,246
                                                      ----------
             Total Liabilities and Members' Equity    $  941,848
                                                      ==========

         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Texaco Ovonic Fuel Cell Company

      In September 2000, ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell Company LLC. TESI will fund initial product and market development estimated to exceed $40 million. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses. TESI will make the aforementioned cash contribution to the joint venture.

      There are no financial statements currently available for Texaco Ovonic Fuel Cell Company.

Sovlux

      In 1990, ECD formed Sovlux, a joint venture to manufacture the Company's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy (Minatom). Sovlux has not been able to commence sustained production of photovoltaic products due to current economic conditions in Russia.

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

NOTE E - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company used the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Net Loss Per Share (Continued)
---------------------------------------

warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months ended September 30 are computed as follows:

                                                         2000          1999
                                                     -----------    ----------
    Weighted average number of shares outstanding     18,883,836    13,382,719

    Net loss                                         $(1,744,964)  $(3,745,140)

    BASIC NET LOSS PER SHARE                         $   (.09)     $   (.28)
                                                     ============  ============

    Weighted average number of shares outstanding     18,883,836    13,382,719
    Weighted average shares for dilutive securities            0             0
                                                     ------------   -----------

    Average number of shares outstanding and
       potential dilutive shares                      18,883,836    13,382,719

    Net loss                                         $(1,744,964)  $(3,745,140)

    DILUTED NET LOSS PER SHARE                       $   (.09)     $   (.28)
                                                     ============  ============

      Due to the Company's net losses, 2000 and 1999 weighted average shares of potential dilutive securities of 2,272,395 and 233,540, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were an additional 1,328,072 potentially dilutive securities which were excluded from the 1999 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

NOTE F - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar, and the parent company, ECD. Ovonic Battery is involved in developing and commercializing battery technology. United Solar is involved in manufacturing, developing and commercializing photovoltaic technology. ECD is involved in microelectronics, fuel cells, hydrogen storage technologies, machine building and photovoltaics. Some general corporate expenses have been allocated to Ovonic Battery.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments - (Continued)
----------------------------------------

      The Company's operations by business segment were as follows:


                       Financial Data by Business Segment
                       ----------------------------------
                                (in thousands)


                                                                                  Consolidating
                                 Ovonic Battery     United Solar*       ECD          Entries     Consolidated
                                 --------------     -------------     --------    ------------   ------------

Revenues
   Three months ended
      September 30, 2000            $ 3,421            $ 2,251       $  5,920      $ (1,458)       $ 10,134
      September 30, 1999              4,868               -             2,712          -              7,580

Interest Income**
   Three months ended
      September 30, 2000            $  -               $    31       $  1,523      $    -          $  1,554
      September 30, 1999               -                  -               226           -               226

Identifiable Assets
   Three months ended
      September 30, 2000            $ 7,608            $45,793       $130,798      $(27,786)       $156,413
      September 30, 1999             13,358               -            22,928          -             36,286

Interest Expense**
   Three months ended
      September 30, 2000            $    74            $   147       $   -         $   -           $    221
      September 30, 1999                 97               -                 2          -                 99

Operating Loss***
   Three months ended
      September 30, 2000            $(4,606)           $  (178)      $  1,421      $    270        $ (3,093)
      September 30, 1999             (2,931)              -              (503)         -             (3,434)

Equity in Net Loss of Investee
   Under Equity Method
   Three months ended
      September 30, 2000            $  -               $  (206)      $   -         $   -          $    (206)
      September 30, 1999               -                  -              (560)         -               (560)

Depreciation Expense
   Three months ended
      September 30, 2000            $   391            $    439      $    160      $   (437)      $     553
      September 30, 1999                350               -               181          -                531






                                                                                  Consolidating
                                 Ovonic Battery     United Solar*       ECD          Entries     Consolidated
                                 --------------     -------------     --------    ------------   ------------


Capital Expenditures
   Three months ended
      September 30, 2000            $    74            $   171       $     54      $   -          $     299
      September 30, 1999                162               -                16          -                178

Investments in Equity
  Method Investees
   Three months ended
      September 30, 2000            $   -              $21,950       $   -         $   -          $  21,950
      September 30, 1999                -                 -               696          -                696



------------

* No financial data for United Solar for the three months ended September 30, 1999 were included due to the fact that United Solar financial statements were not consolidated until after April 11, 2000.

**  Excludes intercompany interest.

*** Includes intercompany interest of $1,134 for the three months ended
    September 30, 2000, $966 for the three months ended September 30, 1999 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition  and
------- -----------------------------------------------------------------------
        Results of Operations
        ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected in future periods.

                           Forward-Looking Information

      This Quarterly Report on Form 10-Q contains forward-looking statements about our financial condition, results of operations, plans, objectives, future performance and business. In addition, from time to time we and our representatives have made or may make forward-looking statements orally or in writing. The words "may," "will," "believes," "expects," "intends," "anticipates," "estimates," and similar expressions have been used in this Annual Report to identify forward-looking statements.

      We have based these forward-looking statements on our current views with respect to future events and performance. Actual results may differ materially from those predicted by the forward-looking statements. These forward-looking statements involve risks, uncertainties, assumptions and the following:

      - our continued ability to protect and maintain the proprietary nature of our technology;

      - the willingness and ability of our licensees and joint venture partners to devote financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      - we are unable to successfully execute our internal business plans;

      - we experience performance problems with key suppliers or subcontractors;

      - there are no adverse changes in general economic conditions or in political or competitive forces;

      - competition increases in our industry or markets;

      - legal or regulatory proceedings reach unfavorable resolutions;

      - there are adverse changes in the securities markets; and

      - we suffer the loss of key personnel.

      There is also the risk that we incorrectly analyze these risks or that strategies we develop to address them are unsuccessful.

      These forward-looking statements speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified in their entirety by the cautionary statements in this section. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. We are not obligated to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


                              Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1999
------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to historic new strategic alliances over the past year with Texaco Inc., N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert), Intel Corporation, General Electric Company (GE), Lockheed Martin Space Electronics and Communications and China's Rare Earth High-Tech Co. Ltd. of Baotou Steel Company (Rare Earth High-Tech). According to generally accepted accounting principles as practiced in the United States (GAAP), the Company was required to report these investments in its technologies as a loss.

      The Company had a net loss in the three months ended September 30, 2000 of $1,745,000 compared to a net loss of $3,745,000 for the three months ended September 30, 1999 - an improvement of $2,000,000. The improvement primarily relates to a $478,000 lower loss on product sales, a $212,000 increase in revenues from royalties, a $753,000 reduction in unfunded research and development expenses, a $253,000 improvement in profitability from product development agreements, a $1,328,000 increase in interest income, and a $354,000 improvement in equity losses from joint ventures, partially offset by higher patent expense ($517,000) and operating, general and administrative expenses ($683,000). The loss is primarily due to: (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to electrode production, and (iii) ongoing protection of the Company's intellectual property. In 2000, the Company recorded an equity loss in joint ventures of $207,000 as required under GAAP. (See NOTE A of Notes to Consolidated Financial Statements.)

      Product sales, consisting of positive and negative battery electrodes, battery packs, photovoltaic products, and machine building, increased 71% to $3,192,000 in the three months ended September 30, 2000 from $1,870,000 in the three months ended September 30, 1999. Photovoltaic sales were $1,381,000 in 2000 versus zero in 1999 (United Solar financial statements were consolidated effective April 11, 2000). Machine-building revenues increased to $1,563,000 in 2000 compared to $728,000 in 1999. The machine-building revenues in 2000 were applicable to contracts to build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and for equipment for the manufacture of NiMH batteries for the Rare Earth Ovonic joint ventures. Sales of negative and positive electrodes decreased $520,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the

Company. The Company has continued its development of advanced electrode materials to be introduced to its customers. Because most battery pack orders are being filled through GM Ovonic, the Company's battery pack sales decreased to $178,000 in 2000 versus $553,000 in 1999.

      Royalties increased 32% to $876,000 in the three months ended September 30, 2000 from $663,000 in the three months ended September 30, 1999, primarily due to increased royalties from battery technologies. (See NOTE B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements, primarily related to the Company's enabling technologies in NiMH batteries and hydrogen systems, increased 30% to $5,093,000 in the three months ended September 30, 2000 from $3,918,000 in the three months ended September 30, 1999. There were total increases in product development agreements of $3,014,000 which were due to development programs in 2000 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($897,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($1,440,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with Department of Energy (DOE) and Solar Design Associates ($677,000), partially offset by the successful conclusion of programs with General Motors to develop batteries for electric and hybrid electric vehicle applications ($0 in 2000 compared to $1,003,000 in 1999), other hydrogen programs ($0 in 2000 compared to $313,000 in
1999) and decreases in programs with DOE and National Renewable Energy Laboratory ($444,000 in 2000 compared to $$986,000 in 1999) and National Institute of Standards and Technology in the Company's battery and optical memory technologies ($660,000 in 2000 compared to $1,275,000 in 1999).

      Revenues from license and other agreements decreased to $300,000 in the three months ended September 30, 2000 from $400,000 in the three months ended September 30, 1999. The 2000 revenues consisted of agreements with two Chinese companies ($250,000 from BYD Battery Co., Ltd. and $50,000 from SANIK Battery Co., Ltd.).

      Other revenues decreased by $56,000 to $673,000 in the three months ended September 30, 2000 from $729,000 in the three months ended September 30, 1999, primarily due to decreased billings for work performed for Ovonyx.

      The increase in cost of product sales to $3,195,000 in the three months ended September 30, 2000 from $2,351,000 in the three months ended September 30, 1999 was due to increased level of sales in 2000. The reduced loss on product sales from $481,000 to $3,000 is a result of cost-reduction measures taken by the Company and due to the addition of new contracts that are expected to be profitable. The continuing losses related to low sales of electrode products were mostly offset by profitable machine building and photovoltaic product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

      The Company incurred expenses of $6,940,000 ($4,561,000 funded and $2,379,000 unfunded) in the three months ended September 30, 2000 for product development compared to expenses of $6,770,000 ($3,638,000 funded and $3,132,000 unfunded) in the three months ended September 30, 1999. The expenditures were related to all facets of the Company's technologies.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $991,000 in the three months ended September 30, 2000 from $474,000 in the three months ended September 30, 1999.

      The increase in operating, general and administrative expenses to $2,102,000 in the three months ended September 30, 2000 from $1,419,000 in the three months ended September 30, 1999 was primarily related to decreased allocations to research and development expenses and the consolidation of United Solar's expense in 2000, partially offset by the amortization of negative goodwill in connection with United Solar.

      The change from other income (net) of $1,348,000 in the three months ended September 30, 2000, compared to other expense (net) of $311,000 in the three months ended September 30, 1999, was due principally to increased interest income ($1,554,000 in 2000 compared to $226,000 in 1999) in the three months ended September 30, 2000.


                         Liquidity and Capital Resources

      As of September 30, 2000, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $113,043,000, an increase of $7,662,000 from June 30, 2000. As of September 30, 2000, the Company had consolidated working capital of $92,623,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000.

      During the three months ended September 30, 2000, $93,000 of cash was provided by operations. The difference between the net loss of $1,745,000 and the net cash provided by operations was due to an increase of $3,224,000 in deferred revenue under business agreements, principally due to advance payments received from the Rare Earth Ovonic joint ventures and increases of $1,453,000 in accounts payable and accrued expenses, partially offset by an increase of $3,289,000 in accounts receivable, principally due to new programs with Bekaert ECD Solar Systems and the new programs with the Texaco Ovonic joint ventures. In addition, $299,000 of machinery and equipment was purchased or constructed, principally for the Company's battery operations, during this period.

      The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and additional marketing expertise for the Company's technologies and products. Over the past several months, the Company has entered into a number of historic business agreements bringing the Company's short-term cash reserves to approximately $90 million and having a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technologies which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations listed below, which form the basis of a fundamental restructuring of the Company. Highlights are:

    - Based on ECD's enabling technologies in NiMH batteries and hydrogen systems which the Company believes can provide a solution to the infrastructure requirements of a hydrogen economy, ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, announced three important agreements:

         - On September 21, 2000, ECD and TESI formed Texaco Ovonic Fuel Cell Company LLC. TESI is funding Texaco Ovonic Fuel Cell in an amount estimated to exceed $40 million, including initial product and market development and a multimillion dollar contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology, validate manufacturing methodologies and produce production-ready prototypes.

         - On October 12, 2000, ECD announced that Texaco and Ovonic Battery signed a Memorandum of Understanding to continue the business of GM Ovonic in a new entity, to be named Texaco Ovonic, LLC, in which General Motors' interest was converted and restructured so that ECD and Texaco each will have a 50 percent interest in the joint venture. The MOU was signed concurrent with an MOU signed between Texaco and GM on October 10, 2000.

         - On October 31, 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems LLC. TESI is funding Texaco Ovonic Hydrogen Systems in an amount estimated to exceed $46 million, including initial product and market development and a multimillion dollar contract from Texaco Ovonic Hydrogen Systems to ECD to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides.

    - In April 2000, ECD and Bekaert entered into a strategic alliance whereby Bekaert invested $84 million in United Solar, which will result in a fivefold capacity expansion and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $50 million with an annual capacity of 25 megawatts.

    - A strategic alliance was formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC, in March 2000. ECD received a multimillion dollar contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

    - Ovonyx formed a strategic alliance with Intel in February 2000, which entails an investment by Intel in Ovonyx, to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as FLASH, SRAM and DRAM. The alliance with Intel also includes the granting of a nonexclusive royalty-bearing license agreement and a joint development program utilizing Intel's wafer fabrication facilities.

      - On April 25, 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first (total contract value is $25.2 million) in a series of NiMH projects in China. On June 15, 2000, the second and third projects (total contract value is $38.4 million) were started. These projects with Rare Earth Ovonic resulted in joint ventures, of which Ovonic Battery has a 19% interest, provide an important entry for the Company into the vast Chinese market and have potential revenue to Ovonic Battery in excess of $100 million.

      These new business agreements have both near-term and long-term impact on the Company's capital resources. The Texaco, Bekaert, Ovonyx and General Electric agreements will all, in the near term, result in reduced cash expenditures and increased product development revenues as the Company's business partners assume the responsibility for funding operations, while, at the same time, form the basis in the long term to commercialize the Company's products.

      Accordingly, the Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with industry partners and U.S. government agencies to develop the Company's products and production technology, thereby adding to the Company's technological base.

      During the next 12 months, the Company expects to purchase approximately $2,500,000 of machinery and equipment and leasehold improvements.

      As previously noted, the Company's strategy is to finance its operations and growth through the formation of strategic alliances to further commercialize its products. The agreements discussed above will provide significant operational cash flows in the future, particularly from the building of photovoltaic and NiMH battery production equipment and from funded product development. While the Company is in negotiations with a number of companies related to its technologies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.

      Based upon the above information, the amount of cash to be received under existing product development agreements in the year ending June 30, 2001 is anticipated to be approximately $25,600,000 compared to $15,654,000 received from product development agreements in the year ended June 30, 2000. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2001 is expected to be approximately $3,900,000 compared to $3,058,000 received in the year ended
June 30, 2000.

      Since license agreements are continuously being negotiated, fees from such agreements are difficult to predict. The Company is unable to forecast the amount of cash to be received from license fees in the year ending June 30, 2001.

      Due to the recent increase in its stock price, the Company has received, since August 1, 1999, approximately $18,000,000 ($1,300,000 of which occurred after September 30, 2000) in proceeds from the exercise of employee stock options and the exercise of warrants. While there are additional employee stock options and privately placed warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

      In connection with the 1998 limited public offering of units (consisting of one share of ECD Common Stock and a warrant to purchase one share of ECD Common Stock), ECD has outstanding warrants for the purchase of 1,750,000 shares of Common Stock. These warrants, which trade on the NASDAQ National Market under the symbol ENERW, are exercisable at $20.54 at any time on or prior to July 31, 2001, the expiration date of the warrants. Should all of these warrants be exercised, the Company would receive proceeds of $35,945,000.

      Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000.
As part of this Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock in order to maintain its 20% equity stake. In connection with these rights, Texaco purchased 125,233 additional shares for $3,795,000 on October 26, 2000. (See Item 5.)

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and the company-sponsored product development programs over the coming year.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 5. Other Events
------  ------------

      Pursuant to the Purchase Agreement dated May 1, 2000 between Texaco and the Company whereby Texaco purchased 3,742,800 shares of ECD Common Stock, Texaco has the right to purchase additional ECD Common Stock in order for Texaco to maintain its 20% proportionate interest in ECD. Since May 1, 2000, the Company has issued additional shares of ECD Common Stock due to stock option and warrant exercises. So as to maintain its 20% proportionate interest in the Company, Texaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000.

      Texaco acquired the ECD Common Stock in a private transaction under Regulation D, Rule 505 of the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K.
------- --------------------------------

      A.   Exhibits

         Exhibit 27.    Financial Data Schedule (Edgar version)

      B.   Reports on Form 8-K


         The Company filed the following reports on Form 8-K:

         Report on Form 8-K, dated September 21, 2000 and filed on October 4, 2000, under Item 5, Other Events, reporting the formation of a 50-50 joint venture, Texaco Ovonic Fuel Cell Company LLC, with Texaco Energy Systems, Inc. to further develop and commercialize the Company's Ovonic Regenerative Fuel Cell(TM) technology.

         Report on Form 8-K, dated October 31, 2000 and filed on November 3, 2000, under Item 5, Other Events, reporting the formation of a 50-50 joint venture, Texaco Ovonic Hydrogen Systems LLC, with Texaco Energy Systems, Inc. to further develop and commercialize the Company's proprietary technology to store hydrogen in metal hydrides.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Energy Conversion Devices, Inc.
                                    -------------------------------------------
                                    (Registrant)



                                    By: /s/ Stephan W. Zumsteg
                                        ---------------------------------------
                                        Stephan W. Zumsteg
Date:  November 14, 2000                Treasurer



                                    By: /s/ Stanford R. Ovshinsky
                                     -------------------------------------------
                                        Stanford R. Ovshinsky
Date:  November 14, 2000                President and Chief Executive Officer