Form 10-Q
period 2000-12-31
ENERGY CONVERSION DEVICES INC
filed 2001-02-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES  EXCHANGE ACT OF 1934

For the period ended         DECEMBER 31, 2000
                    ------------------------------------------------------------

                                      OR

       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ----------------    to      ---------------------

                 Commission file number        1-8403
                                        ---------------------

                            ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     DELAWARE                                            38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I. R.S. Employer Identification No.)
incorporation or organization)

    1675 WEST MAPLE ROAD, TROY, MICHIGAN                    48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (248) 280-1900
                                                     --------------------------

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

      As of February 12, 2001, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 18,889,274 shares of Common Stock outstanding.

                             Page 1 of 37 Pages

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                   (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                       December 31,                December 31,
                                                --------------------------  -------------------------
                                                    2000         1999           2000          1999
                                                ------------ -------------  ------------  -----------

REVENUES
   Product sales                                 $ 3,768,948   $ 1,377,228   $ 6,960,512   $ 3,247,395
   Royalties                                         798,224     1,074,879     1,673,860     1,738,034
   Revenues from product development
     agreements                                    7,768,228     1,992,195    12,861,704     5,909,749
   Revenues from license
      agreements                                   2,500,000     1,778,000     2,800,000     2,178,000
   Other                                             252,480       547,617       925,914     1,276,813
                                                 -----------   -----------   -----------   -----------
      TOTAL REVENUES                              15,087,880     6,769,919    25,221,990    14,349,991

EXPENSES
   Cost of product sales                           3,786,622     2,287,791     6,981,181     4,638,488
   Cost of revenues from product
      development agreements                       7,422,280     2,260,195    11,982,880     5,897,963
   Product development and research                3,048,166     4,205,219     5,427,506     7,337,820
   Patents, including patent defense               1,024,160       419,642     2,014,767       893,359
   Operating, general and administrative           1,845,362     1,348,374     3,947,061     2,767,504
                                                 -----------   -----------   -----------   -----------
      TOTAL EXPENSES                              17,126,590    10,521,221    30,353,395    21,535,134
                                                 -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                              (2,038,710)   (3,751,302)   (5,131,405)   (7,185,143)

OTHER INCOME (EXPENSE)
   Interest income                                 1,633,200       192,443     3,187,212       418,902
   Interest expense                                 (210,579)     (117,463)     (431,272)     (216,256)
   Equity loss in joint ventures                    (597,019)     (738,000)     (803,521)   (1,298,000)
   Minority interest share of losses                 360,047          -          454,947          -
   Other nonoperating income (net)                   136,893       123,866       262,907       244,901
                                                 -----------   ------------  -----------   -----------
      TOTAL OTHER INCOME (EXPENSE)                 1,322,542      (539,154)    2,670,273      (850,453)
                                                 -----------   ------------  -----------   -----------

NET LOSS                                         $  (716,168)  $(4,290,456)  $(2,461,132)  $(8,035,596)
                                                 ===========   ============  ===========   ===========

BASIC NET LOSS PER SHARE                         $  (.04)      $  (.32)      $  (.13)      $  (.60)
                                                 ========      ========      ========      ========
DILUTED NET LOSS PER SHARE                       $  (.04)      $  (.32)      $  (.13)      $  (.60)
                                                 ========      ========      ========      ========

See notes to consolidated financial statements.

                  ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                                 December 31,     June 30,
                                                                    2000            2000
                                                               --------------  --------------
                                                                 (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
      $33,288,000 at December 31, 2000 and
      $44,386,000 at June 30, 2000                               $ 33,295,069    $ 44,592,017
   Investments                                                     59,945,615      44,723,500
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $579,000 at December 31, 2000 and
      at June 30, 2000)                                             6,572,235       6,915,578
   Amounts due from related parties                                17,690,059       9,149,942
   Inventories                                                      1,042,945         994,077
   Other                                                              920,267         302,413
                                                                 ------------    ------------
         TOTAL CURRENT ASSETS                                     119,466,190     106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                         312,588         312,588
   Buildings and improvements                                         957,548       1,042,781
   Machinery and other equipment (including construc-
      tion in progress of approximately $809,000 and
      $578,000 at December 31, 2000 and June 30, 2000)             19,566,211      18,808,002
   Capitalized lease equipment                                      4,721,355       4,734,653
                                                                 ------------    ------------
                                                                   25,557,702      24,898,024
   Less accumulated depreciation
      and amortization                                            (19,640,066)    (18,636,752)
                                                                 -------------   -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                        5,917,636       6,261,272

Investments in EV Global, Innovative Transportation
      Systems and Rare Earth Ovonic-China (NOTE A)                  3,548,716       2,639,716

Long-Term Note Receivable - Bekaert ECD Solar Systems               9,938,897       9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                       20,747,662      22,394,868
   Texaco Ovonic Fuel Cell Company                                      -               -
   Texaco Ovonic Hydrogen Systems                                       -               -
   GM Ovonic                                                            -               -
   Ovonyx                                                               -               -
   Ovonic Media                                                         -               -
   Sovlux - Russia                                                      -               -

OTHER ASSETS                                                        1,489,428       1,300,764
                                                                 ------------    ------------
         TOTAL ASSETS                                            $161,108,529    $148,905,642
                                                                 ============    ============


See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                                  December 31,      June 30,
                                                                      2000            2000
                                                                ---------------- -------------
                                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $  8,161,293    $  6,151,372
   Salaries, wages and amounts withheld
      from employees                                                2,121,167       1,998,684
   Deferred revenues under business
      agreements (NOTE A)                                           8,114,897       6,537,975
   Current installments on long-term liabilities                    2,642,835       2,200,039
                                                                 ------------    ------------
         TOTAL CURRENT LIABILITIES                                 21,040,192      16,888,070

LONG-TERM LIABILITIES                                               8,933,752      10,427,858

LONG-TERM NOTES PAYABLE                                             9,938,897       9,631,495

DEFERRED GAIN                                                         448,542         669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                            3,922,776       3,938,667
                                                                 ------------    ------------
         TOTAL LIABILITIES                                         44,284,159      41,555,162

NEGATIVE GOODWILL (NOTE D)                                          2,915,210       3,148,426

MINORITY INTEREST (NOTE D)                                          4,970,547       5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
   Class A Convertible Common Stock,
      par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                          2,199           2,199
   Class B Convertible Common Stock,
      par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares            4,300           4,300
   Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares Issued &
         Outstanding - 18,823,819 shares at December 31,
         2000 and 18,098,646 shares at June 30, 2000                  188,238         180,986
   Additional paid-in capital                                     335,789,490     324,293,312
   Accumulated deficit                                           (224,645,212)   (222,184,080)
   Accumulated other comprehensive income                             830,338          50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                                 (3,230,740)     (3,570,940)
                                                                 -------------   -------------
         TOTAL STOCKHOLDERS' EQUITY                               108,938,613      98,776,560
                                                                 ------------    ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $161,108,529    $148,905,642
                                                                 ============    ============




See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)

                                                                      Six Months Ended
                                                                         December 31,
                                                                -------------------------------
                                                                     2000            1999
                                                                --------------  ---------------
OPERATING ACTIVITIES:
   Net loss                                                      $  (2,461,132)  $  (8,035,596)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                               1,164,305       1,082,777
         Equity loss in joint ventures                                 803,521       1,298,000
         Profit deferred on sales to Bekaert ECD Solar Systems         843,685           -
         Creditable royalties                                          (15,891)        (67,396)
         Stock options issued to executive for services rendered         -             113,250
         Stock issued for services rendered                            340,200         425,850
         Amortization of deferred gain                                (220,530)       (220,530)
         Negative goodwill amortization                               (233,216)          -
         Minority interest                                            (454,947)          -
         Loss on disposal of capital equipment                           7,825           4,958
   Changes in working capital
      Accounts receivable and amounts due from related parties      (8,196,774)        672,904
      Inventories                                                      (48,868)        217,035
      Other assets                                                    (806,519)         46,326
      Accounts payable and accrued expenses                          2,132,404        (461,512)
      Deferred revenues under business agreements                    1,576,922          82,522
                                                                 -------------   -------------
NET CASH USED IN OPERATIONS                                         (5,569,015)     (4,841,412)

INVESTING ACTIVITIES:
   Investment in United Solar                                            -            (900,000)
   Investment in Innovative Transportation                            (909,000)
   Purchases of capital equipment                                     (828,493)       (292,651)
   Purchase of investments                                         (19,493,060)          -
   Sale of investments                                               5,050,500           -
                                                                 -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                              (16,180,053)     (1,192,651)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
      debt and capitalized lease obligations                        (1,051,310)       (653,892)
   Proceeds from sale of common stock upon exercise
      of stock option and warrants                                   7,708,870          30,050
   Proceeds from issuance of additional stock to Texaco              3,794,560           -
                                                                 -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 10,452,120        (623,842)

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (11,296,948)     (6,657,905)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    44,592,017      19,076,983
                                                                 -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  33,295,069   $  12,419,078
                                                                 =============   =============



See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)


                                                      Six Months Ended
                                                         December 31,
                                                   -----------------------
                                                      2000         1999
                                                   ----------   ----------

      SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION:

            Cash paid for interest                 $ 431,272    $ 216,256



































See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2000
          --------------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and six months ended December 31, 2000 (fiscal 2001) and 1999 (fiscal 2000) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles in the United States (GAAP) for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2000 Annual Report on Form 10-K, which contains a summary of ECD's accounting principles and other footnote information.

      The consolidated financial statements include the accounts of ECD; its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively "the Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

      The Company has a number of strategic alliances and has, as of December 31, 2000, six major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) GM Ovonic LLC (GM Ovonic), Ovonic Battery's 40% joint venture with General Motors Corporation (GM) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications. On October 12, 2000, ECD and Texaco jointly announced that Texaco Inc. (Texaco) and Ovonic Battery signed a Memorandum of Understanding (MOU) to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, LLC (Texaco Ovonic Battery), in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000; (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell Company), a 50%-owned joint venture with Texaco to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a 50%-owned joint venture with Texaco to further develop Ovonic hydrogen storage technology; (v)Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Corporation (Intel) and other investors, to commercialize ECD's Ovonic Unified
Memory (OUM) technology;

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

and (vi) Ovonic Media L.L.C. (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux). See Note D for discussion of all of ECD's ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated.

      Certain items for the three months and six months ended December 31, 1999 and as of June 30, 2000 have been reclassified to be consistent with the classification of items as of and for the three months and six months ended December 31, 2000.

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, SAB 101 will not be effective for the Company until the quarter ending June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

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

NOTE A - Basis of Presentation (Continued)
------------------------------------------

in earnings. The adoption of SFAS 133 had no impact on the earnings or the financial position of the Company.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:


                                        Three Months Ended          Six Months Ended
                                           December 31,                December 31,
                                    --------------------------  --------------------------
                                        2000          1999          2000          1999
                                    ------------  ------------  ------------  ------------
                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Net Loss                            $  (716,168)  $(4,290,456)  $(2,461,132)  $(8,035,596)
OTHER COMPREHENSIVE INCOME:
Unrealized gains on securities          587,425         -           779,555         -
                                    ------------  ------------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)         $  (128,743)  $(4,290,456)  $(1,681,577)  $(8,035,596)
                                    ============  ============  ============  ============


Investments in EV Global Motors Company (EV Global), Innovative Transportation
------------------------------------------------------------------------------
Systems A.G. (Innovative Transportation) and Rare Earth Ovonic - China
----------------------------------------------------------------------

      The Company accounts for its investments in EV Global and Innovative Transportation on the cost method of accounting. On October 3, 2000, ECD invested an additional amount of $909,000 in Innovative Transportation, increasing its ownership interest to 19%. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other technologies. The Company accounts for its 19% interest in these joint ventures on the cost method of accounting.

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

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Accounts Receivable and Amounts Due from Related Parties
--------------------------------------------------------

      The following tabulation shows the component elements of accounts receivable from long-term contracts, royalties and other programs:


                                                  December 31,       June 30,
                                                      2000             2000
                                                 --------------   --------------
      U.S. Government:
         Amounts billed                           $   937,400      $   758,930
         Unbilled                                     523,269          750,131
                                                  -----------      -----------
               Total                                1,460,669        1,509,061
                                                  -----------      -----------
      Commercial Customers:
         Amounts billed                             1,512,436        2,974,176
         Related party billed
               - Bekaert ECD Solar Systems         10,425,496          939,854
               - Ovonyx                                 4,975          128,865
               - GM Ovonic                            832,182          433,760
         Royalties                                  1,850,835        1,847,485
         Due per contracts                              -               11,400
         Related party unbilled
               - GM Ovonic                                743            1,688
               - Ovonyx                               222,889          352,668
               - Bekaert ECD Solar Systems          1,997,400        7,144,030
               - Rare Earth Ovonic joint ventures   1,625,315          149,077
               - Texaco Ovonic Fuel Cell Company    1,272,939            -
               - Texaco Ovonic Hydrogen Systems     1,308,120            -
         Other unbilled                             1,051,175          212,745
                                                  -----------      -----------
            Total                                  22,104,505       14,195,748
                                                  -----------      -----------
      Other                                         1,276,120          939,711
                                                  -----------      -----------
      Allowance for Uncollectible Accounts           (579,000)        (579,000)
                                                  -----------      -----------
               TOTAL                              $24,262,294      $16,065,520
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

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at December 31, 2000 and June 30, 2000. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

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

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                               December 31,      June 30,
                                                   2000            2000
                                               ------------    ------------

              Finished products                 $    46,590     $   37,785
              Work in process                       552,691        557,732
              Raw materials                         443,664        398,560
                                                -----------     ----------
                                                $ 1,042,945     $  994,077
                                                ===========     ==========

Product Sales
-------------

      Product sales include photovoltaics (after April 11, 2000), machine building, battery pack and battery electrode revenues. Revenues related to machine-building contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped.

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

      Ovonic Battery had a contingent fee arrangement with a law firm which required Ovonic Battery to pay the law firm 25% of royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action. In December 2000, the Company paid the law firm $1,300,000 ($977,000 of which had been accrued through December 31, 2000 and an additional $323,000 was expensed) in full

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

settlement for all current and future payments. No additional contingent fee payments will be required.

      ECD has a royalty trust arrangement whereby the Company is obligated to pay a trust 25% of optical memory royalties received.

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

NOTE A - Basis of Presentation (Continued)
------------------------------------------

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                      Six Months Ended
                                                         December 31,
                                               -------------------------------
                                                    2000             1999
                                               --------------   --------------
      Product Sales:
         Photovoltaics                          $  2,969,527     $      -
         Machine building                          3,414,241        1,122,680
         Battery packs                               448,603        1,004,762
         Negative and positive electrodes            128,141        1,119,953
                                                ------------     ------------
                                                $  6,960,512     $  3,247,395
                                                ============     ============
      Royalties:
         Battery technology                     $  1,597,034     $  1,676,424
         Optical Memory                               76,826           61,610
                                                ------------     ------------
                                                $  1,673,860     $  1,738,034
                                                ============     ============

      Revenues from product development
       agreements:
         Photovoltaics                          $  1,327,579     $    873,531
         Battery technology                        1,362,988        2,896,180
         Optical Memory                            1,859,377          686,541
         Hydrogen                                  5,094,472        1,345,999
         Fuel Cells                                3,217,288            -
         Other                                         -              107,498
                                                ------------     ------------
                                                $ 12,861,704     $  5,909,749
                                                ============     ============
      License agreements:
           Battery                              $  2,800,000     $  2,178,000
                                                ============     ============


      The following table presents revenues by country based on the location of the customer:

                                                         Six Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       2000           1999
                                                   ------------   ------------
         United States                             $15,625,487    $ 9,755,095
         China                                       4,868,079          -
         Germany                                        74,181          -
         Japan                                       1,516,580      3,638,752
         Hong Kong                                     108,616          -
         Netherlands                                    40,000        687,500
         Mexico                                      2,969,527          -
         Other countries                                19,520        268,644
                                                   -----------    -----------
                                                   $25,221,990    $14,349,991
                                                   ===========    ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 2000 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                             December 31,       June 30,
                                                2000              2000
                                             ------------     ------------

        Battery                              $ 1,913,331      $ 1,913,331
        Optical memory                         2,009,445        2,025,336
                                             -----------      -----------
                                             $ 3,922,776      $ 3,938,667
                                             ===========      ===========

      During the three months and six months ended December 31, 2000 and 1999 $11,187, $15,891, $42,700 and $67,396, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

      Intellectual property resulting from the Company's investments in its technologies is valued at zero on the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and joint venture partners provide cash.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

United Solar/Bekaert ECD Solar Systems

      In April 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment by Bekaert in a new United Solar/Bekaert ECD Solar manufacturing plant with an annual capacity of 25 megawatts (MW) to be designed and built by ECD, a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

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

      ECD valued the acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock valued at $12,758,000 plus the $456,630 balance in ECD's investment account for United Solar on April 11, 2000. The acquisition resulted in ECD's ownership interest in United Solar increasing from 49.98% to 81%. The Company recorded the acquisition under the purchase method of accounting and allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price, resulting in negative goodwill. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment). The remaining negative goodwill ($3,300,000) is being amortized over seven years on a straight-line basis.

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

                           BEKAERT ECD SOLAR SYSTEMS
                            STATEMENT OF OPERATIONS
                           -------------------------

                                          Three Months Ended   Six Months Ended
                                             December 31,        December 31,
                                               2000                  2000
                                          ------------------   ----------------
                                              (Unaudited)        (Unaudited)

         Revenues                           $  1,492,895       $  2,726,786

         Operating Expenses
            Cost of Sales                      2,191,689          3,340,096
            General and administrative         1,501,829          2,180,791
                                            ------------       ------------
            Total                              3,693,518          5,520,887
         Other Income (net)                       53,225            129,372
                                            ------------       ------------
         Net Loss                           $ (2,147,398)      $ (2,664,729)
                                            ============       ============


                           BEKAERT ECD SOLAR SYSTEMS
                                 BALANCE SHEET
                                 -------------

                                                         December 31,
                                                             2000
                                                      ------------------
                                                         (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                       $ 10,923,569
         Inventory                                          7,817,222
         Other Current Assets                               6,130,363
                                                         ------------
              Total Current Assets                         24,871,154
      Property, Plant and Equipment (Net)                   6,986,129
      Other Assets                                         21,970,202
                                                         ------------
              Total Assets                               $ 53,827,485
                                                         ============
      Current Liabilities:
         Accounts Payable and Accrued Expenses           $ 12,486,659
      Note Payable-ECD                                      9,938,897
                                                         ------------
              Total Liabilities                            22,425,556
      Total Members' Equity                                31,401,929
                                                         ------------
              Total Liabilities and Members' Equity      $ 53,827,485
                                                         ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

GM Ovonic

      In 1994, Ovonic Battery and GM formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric and hybrid electric vehicles. GM has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of GM consists of operating capital, plant, equipment and management personnel necessary for the production of batteries. On October 12, 2000, ECD and Texaco jointly announced that Texaco and Ovonic Battery signed a MOU to continue the business of GM Ovonic in a new entity, to be named Texaco Ovonic Battery, in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50 percent interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance, Ovonyx (formed on June 23, 1999 and initially owned 50% by ECD, with the balance owned by Mr. Lowrey and his affiliate), to commercialize ECD's OUM - a unique thin-film, nonvolatile, solid-state memory. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. Presently, ECD owns 41.7% of Ovonyx and Mr. Lowrey and his affiliate own 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $119,000 and $213,000 for the three and six months ended December 31, 2000, for services performed for its operations which commenced on January 15, 1999. There were no revenues from Ovonyx in the three and six months ended December 31, 1999.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.

                                 OVONYX, INC.
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         Three Months Ended   Six Months Ended
                                            November 30,        November 30,
                                               2000                2000
                                         ------------------  -----------------
                                            (Unaudited)        (Unaudited)

          Revenues                          $  462,399          $ 1,487,567

          Operating Expenses
             Product development               564,336            1,015,236
             Patent                            109,359              122,799
             General and administrative        130,238              315,143
                                            ----------          -----------
                  Total                        803,933            1,453,178
          Other Income                         104,993              203,777
                                            ----------          -----------
          Net Income (Loss)                 $ (236,541)         $   238,166
                                            ==========          ===========


                                      OVONYX, INC.
                                     BALANCE SHEET
                                     -------------
                                                             November 30,
                                                                2000
                                                         ------------------
                                                            (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                          $ 1,505,525
         Investments                                          4,729,765
         Accounts Receivable                                    424,915
         Other Current Assets                                    16,359
                                                            -----------
            Total Current Assets                              6,676,564
      Property, Plant and Equipment (Net)                         9,531
                                                            -----------
            Total Assets                                    $ 6,686,095
                                                            ===========

      Current Liabilities:
         Accounts Payable and Accrued Expenses              $   173,040
                                                            -----------
            Total Current Liabilities                           173,040
      Total Stockholders' Equity                              6,513,055
                                                            -----------
            Total Liabilities and Stockholders' Equity      $ 6,686,095
                                                            ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonic Media

      In March 2000, ECD and General Electric formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media, to design, develop, demonstrate and commercialize ECD's proprietary technology for DVDs. This joint venture is owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                                  OVONIC MEDIA
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         Three Months Ended   Six Months Ended
                                            December 31,        December 31,
                                               2000                2000
                                         ------------------  -----------------
                                           (Unaudited)          (Unaudited)
         Revenues                           $     -             $     -

         Operating expenses:
            Product development                 315,097             825,959
            General and administrative          100,824             201,648
                                            -----------         -----------
               Total expenses                   415,921           1,027,607
                                            -----------         -----------
         Loss from operations                  (415,921)         (1,027,607)
            Interest expense                     (2,177)             (5,099)
                                            -----------         -----------
         Net Loss                           $  (418,098)        $(1,032,706)
                                            ===========         ===========


                                  OVONIC MEDIA
                                  BALANCE SHEET
                                  -------------
                                                         December 31,
                                                             2000
                                                       --------------
                                                         (Unaudited)
         Current Assets:
            Advances to ECD                             $   420,861
                                                        -----------
               Total Current Assets                         420,861
            Property, Plant and Equipment (Net)             589,217
                                                        -----------
                  Total Assets                          $ 1,010,078
                                                        ===========

         Current Liabilities:
            Current Portion of Equipment Lease          $    22,646
                                                        -----------
               Total Liabilities                             22,646
                                                        -----------

         Capital Contributions                            2,569,302
         Accumulated Deficit                             (1,581,870)
                                                        -----------
               Total Members' Equity                        987,432
                                                        -----------
                Total Liabilities and Members' Equity   $ 1,010,078
                                                        ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Texaco Ovonic Fuel Cell Company

      In September 2000, ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell Company. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Hydrogen Systems to ECD to further develop the Ovonic Hydrogen technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

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

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries, materials and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant (Chepetsky), an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology.

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses.

Investments in EV Global, Innovative Transportation and Rare Earth Ovonic-China

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

      Innovative Transportation, a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of Innovative Transportation, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in Innovative Transportation, increasing its ownership interest to 19%.

      Innovative Transportation is in its formative stage and there are no financial statements currently available.

      During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech of Baotou Steel Company of Inner Mongolia, China. Rare Earth High-Tech is one of the principal suppliers of rare earth raw materials to NiMH battery material manufacturers around the world and, together with its affiliates, is believed to own approximately half of the world's reserves of these rare earth materials. The agreement called for the creation of joint ventures licensed by Ovonic Battery for manufacturing of advanced NiMH battery technology, NiMH alloy powders, advanced Ovonic nickel hydroxide materials and the acquisition of production equipment for NiMH batteries from Ovonic Battery. Three of the contemplated five joint ventures have been formed. ECD's subsidiary, Ovonic Battery, will contribute technology for its 19% interest in each of these joint ventures.

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


                                         Three Months Ended              Six Months Ended
                                            December 31,                    December 31,
                                    ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

     Weighted average number of
        shares outstanding           19,324,355      13,384,411      19,104,079      13,383,565

     Net loss                       $  (716,168)    $(4,290,456)    $(2,461,132)    $(8,035,596)

     BASIC NET LOSS PER SHARE       $   (.04)       $   (.32)       $   (.13)       $   (.60)
                                    ===========     ===========     ===========     ===========


     Weighted average number of
        shares outstanding           19,324,355      13,384,411      19,104,079      13,383,565

     Weighted average shares for
        dilutive securities               -              -                -               -
                                    -----------     -----------     -----------     -----------
     Average number of shares
        outstanding and potential
        dilutive shares              19,324,355      13,384,411      19,104,079      13,383,565

     Net loss                       $  (716,168)    $(4,290,456)    $(2,461,132)    $(8,035,596)

     DILUTED LOSS PER SHARE         $   (.04)       $   (.32)       $   (.13)       $   (.60)
                                    ===========     ===========     ===========     ===========


       Due to the Company's net losses, the weighted average number of shares of potentially dilutive securities for 2000 of 1,809,002 (three months) and 2,030,660 (six months) and for 1999 potentially dilutive securities of 129,085 (three months) and 167,974 (six months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 4,859,851 for 1999 (three months) and 4,559,851 (six months) and 0 for both 2000 periods were excluded from the 1999 and 2000 calculations of weighted average number of shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

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

      The Company's operations by business segment were as follows:


                                    Financial Data by Business Segment
                                    ----------------------------------
                                             (in thousands)

                                                                            Consolidating
                          Ovonic Battery   United Solar*        ECD            Entries      Consolidated
                          --------------   ------------   ---------------   -------------   ------------

Revenues
   Three months ended
      December 31, 2000      $ 13,602        $  1,591       $   3,302        $  (3,407)       $ 15,088
      December 31, 1999         5,303             -             1,467              -             6,770

   Six months ended
      December 31, 2000      $ 17,023        $  3,842       $   9,222        $  (4,865)       $ 25,222
      December 31, 1999        10,171             -             4,179              -            14,350

Interest Income**
   Three months ended
      December 31, 2000      $   -           $     10       $   1,623        $     -          $  1,633
      December 31, 1999          -                -               192              -               192

   Six months ended
      December 31, 2000      $   -           $     41       $   3,146        $     -          $  3,187
      December 31, 1999          -                -               419              -               419

Identifiable Assets
   Six months ended
      December 31, 2000      $ 10,374        $ 43,633       $ 134,874        $ (27,772)       $161,109
      December 31, 1999        11,267             -            19,754              -            31,021

Interest Expense**
   Three months ended
      December 31, 2000      $     64        $    146       $       1        $    -           $    211
      December 31, 1999           113             -                 4             -                117

   Six months ended
      December 31, 2000      $    137        $    293       $       1        $    -           $    431
      December 31, 1999           210             -                 6             -                216

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Business Segments - (Continued)
----------------------------------------

                                                                            Consolidating
                          Ovonic Battery   United Solar*        ECD            Entries      Consolidated
                          --------------   ------------   ---------------   -------------   ------------

Operating Loss***
   Three months ended
      December 31, 2000      $ (3,058)       $ (4,203)      $   5,145        $      77       $  (2,039)
      December 31, 1999        (2,650)            -            (1,101)             -            (3,751)

   Six months ended
      December 31, 2000      $  (7,664)      $ (4,381)      $   6,721        $     193       $  (5,131)
      December 31, 1999         (5,677)           -            (1,508)             -            (7,185)

Equity in Net Loss of Investee
   Under Equity Method
   Three months ended
      December 31, 2000      $     -         $   (868)      $     -          $     271       $    (597)
      December 31, 1999            -              -              (738)             -              (738)

   Six months ended
      December 31, 2000      $     -         $ (1,075)      $     -          $     271       $    (804)
      December 31, 1999            -              -            (1,298)             -            (1,298)


Depreciation Expense
   Six months ended
      December 31, 2000      $     766       $    856       $     390        $    (848)      $   1,164
      December 31, 1999            711            -               372              -             1,083

Capital Expenditures
   Six months ended
      December 31, 2000      $     200       $    324       $     304        $     -         $     828
      December 31, 1999            220            -                73              -               293

Investments in Equity
  Method Investees
   Six months ended
      December 31, 2000      $     -         $ 20,748       $     -          $     -         $  20,748
      December 31, 1999            -              -               558              -               558


------------

* No financial data for United Solar for the three and six months ended December 31, 1999 were included due to the fact that United Solar financial statements were not consolidated until after April 11, 2000. Prior to April 11, 2000, ECD accounted for its investment in United Solar under the equity method.
**  Excludes intercompany interest.
*** Includes intercompany interest of $1,199 and $2,333 for the three and six months ended December 31, 2000, and $975 and $1,942 for the three and six months ended December 31, 1999 charged by ECD to Ovonic Battery in accordance with the agreements between the parties.

Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------  ----------------------------------------------------------------------
         Results of Operations
         ---------------------

       The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current views with respect to future events and performance. Actual results may differ materially from those predicted by the forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions, such as the following:

      o our continued ability to protect and maintain the proprietary nature of our technology;

      o the willingness and ability of our licensees and joint venture partners to devote financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      o whether we are unable to successfully execute our internal business plans;

      o whether we experience performance problems with key suppliers or subcontractors;

      o whether there are no adverse changes in general economic conditions or in political or competitive forces;

      o  whether competition increases in our industry or markets;

      o  whether legal or regulatory proceedings reach unfavorable resolutions;

      o  whether there are adverse changes in the securities markets; and

      o  whether we suffer the loss of key personnel.

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

                              Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1999
-----------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to historic new strategic alliances over the past year with Texaco Inc., N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert), Intel Corporation (Intel), General Electric Company (GE), Lockheed Martin Space Electronics and Communications (now BAE Systems) and China's Rare Earth High-Tech Co. Ltd. of Baotou Steel Company
(Rare Earth High-Tech).

      The Company had a net loss in the three months ended December 31, 2000 of $716,000 compared to a net loss of $4,290,000 for the three months ended December 31, 1999 - an improvement of $3,574,000. The most significant factor contributing to the improved earnings was the increase in the amount of funding from our joint venture partners for our product and production development efforts related to the commercialization of our products. During the quarter ended December 31, 2000, we increased our expenditures for the development of our products to $10,470,000 compared to $6,465,000 in the same quarter the previous year. The net cost of product development to the Company decreased by $1,771,000 because of the funding provided by our joint venture partners:

                                                         Three Months Ended
                                                             December 31,
                                                   -----------------------------
                                                        2000            1999
                                                   ------------    ------------

      Cost of revenues from
         product development agreements            $ 7,422,000     $ 2,260,000
      Product development and research               3,048,000       4,205,000
                                                   -----------     -----------
            Total cost of product development       10,470,000       6,465,000
      Revenues from
         product development agreements              7,768,000       1,992,000
                                                   -----------     -----------
            Net cost of product development        $ 2,702,000     $ 4,473,000
                                                   ===========     ===========

      Also contributing to the improved operating results were an increase of $722,000 in license fees, an $893,000 lower loss on product sales to a near breakeven level, a $1,441,000 increase in interest income and a $141,000 decrease in equity losses from joint ventures, partially offset by a $277,000 decrease in revenues from royalties, higher patent and patent defense expenses ($605,000) and higher operating, general and administrative expenses ($497,000). The loss is primarily due to: (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 174% to $3,769,000 in the three months ended December 31, 2000 from $1,377,000 in the three months ended December 31, 1999. Photovoltaic sales were $1,588,000 in 2000 versus zero in 1999 (United Solar Systems Corp. (United Solar) financial statements were consolidated effective April 11, 2000). Machine-building revenues increased to $1,851,000 in 2000 compared to $395,000 in 1999. The machine-building revenues in 2000 were applicable to contracts to supply and build production equipment for Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems) having 25MW of annual capacity and the sale of equipment for the manufacture of NiMH batteries to the Rare Earth Ovonic joint ventures. Sales of negative and positive electrodes decreased $472,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Because most battery pack orders are being filled through GM Ovonic, LLC (GM Ovonic), the Company's battery pack sales decreased to $271,000 in 2000 versus $452,000 in 1999.

      Revenues from product development agreements, which relate primarily to joint ventures established for the commercialization of ECD's products, increased 290% to $7,768,000 in the three months ended December 31, 2000 from $1,992,000 in the three months ended December 31, 1999. There were total increases in product development agreements of $6,757,000 which were due to development programs in 2000 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($2,320,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($3,132,000), Ovonic Media, LLC (Ovonic Media) ($775,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with Department of Energy (DOE) and Solar Design Associates ($185,000), partially offset by decreases resulting from the successful completion of the Shell Hydrogen program ($0 in 2000 compared to $375,000 in 1999) and National Institute of Standards and Technology (NIST) in the Company's battery and hydrogen technologies ($206,000 in 2000 compared to $715,000 in 1999).

      Revenues from license agreements increased to $2,500,000 in the three months ended December 31, 2000 from $1,778,000 in the three months ended December 31, 1999. The 2000 revenues resulted from a license to Inner Mongolia Rare Earth Ovonic Metal Hydride Co. Ltd., one of the three Rare Earth Ovonic joint ventures. Royalties decreased 26% to $798,000 in the three months ended December 31, 2000 from

$1,075,000 in the three months ended December 31, 1999, primarily due to a change in estimate in the 1999 period which resulted in higher 1999 revenues.

      Other revenues decreased by $296,000 to $252,000 in the three months ended December 31, 2000 from $548,000 in the three months ended December 31, 1999, primarily due to decreased billings attributable to the transfer of certain ECD employees to Ovonyx, Inc. (Ovonyx).

      The loss on product sales decreased from $911,000 to $18,000, primarily due to the addition of profitable machine-building contracts. The continuing losses related to low sales of electrode products were mostly offset by profitable machine building and photovoltaic product sales.

      The Company incurred expenses of $10,470,000 ($7,422,000 funded and $3,048,000 unfunded) in the three months ended December 31, 2000 for product development compared to expenses of $6,465,000 ($2,260,000 funded and $4,205,000 unfunded) in the three months ended December 31, 1999. The expenditures were related to all facets of the Company's technologies.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $1,024,000 in the three months ended December 31, 2000 from $420,000 in the three months ended December 31, 1999.

      The increase in operating, general and administrative expenses to $1,845,000 in the three months ended December 31, 2000 from $1,348,000 in the three months ended December 31, 1999 was primarily related to the consolidation of United Solar's expense in 2000, as well as costs associated with license fees from Rare Earth, partially offset by increased allocation to cost of revenues from product development agreements and the amortization of negative goodwill in connection with United Solar.

      The $1,862,000 improvement in other income (net) of $1,323,000 in the three months ended December 31, 2000, compared to other expense (net) of $539,000 in the three months ended December 31, 1999, was due principally to increased interest income ($1,633,000 in 2000 compared to $192,000 in 1999) in the three months ended December 31, 2000.

Six Months Ended December 31, 2000 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 1999
-----------------

      The Company had a net loss in the six months ended December 31, 2000 of $2,461,000 compared to a net loss of $8,036,000 for the six months ended December 31, 1999 - an improvement of $5,575,000. The most significant factor contributing to the improved earnings was the increase in the amount of funding from our joint venture partners for our product and production development efforts related to the commercialization of our products. During the six months ended December 31, 2000, we increased our expenditures for the development of our products to $17,410,000 compared to $13,236,000 in the same quarter the previous year. The net cost of product development to the Company decreased by $2,778,000 because of the funding provided by our joint venture partners:

                                                        Six Months Ended
                                                           December 31,
                                                 -----------------------------
                                                       2000            1999
                                                 --------------   ------------
      Cost of revenues from
         product development agreements          $ 11,983,000     $  5,898,000
      Product development and research              5,427,000        7,338,000
                                                 ------------     ------------
           Total cost of product development       17,410,000       13,236,000
      Revenues from
         product development agreements            12,862,000        5,910,000
                                                 ------------     ------------
           Net cost of product development       $  4,548,000     $  7,326,000
                                                 =============    ============


      Also contributing to the improved operating results were an increase of $622,000 in license fees, a $1,370,000 lower loss on product sales to a near breakeven, a $2,768,000 increase in interest income and a $494,000 improvement in equity losses from joint ventures, partially offset by a $64,000 decrease in revenues from royalties, higher patent and patent defense expenses ($1,121,000) and higher operating, general and administrative expenses ($1,180,000). The loss is primarily due to: (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 114% to $6,961,000 in the six months ended December 31, 2000 from $3,247,000 in the six months ended December 31, 1999. Photovoltaic sales were $2,970,000 in 2000 versus zero in 1999 (United Solar financial statements were consolidated effective April 11, 2000). Machine-building revenues increased to $3,414,000 in 2000 compared to $1,123,000 in 1999. The machine-building revenues in 2000 were applicable to contracts to build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and for equipment for the manufacture of NiMH batteries for the Rare Earth Ovonic joint ventures. Sales of negative and positive electrodes decreased $992,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Because most battery pack orders are being filled through GM Ovonic, the Company's battery pack sales decreased to $449,000 in 2000 versus $1,005,000 in 1999.

      Revenues from product development agreements, which relate primarily to joint ventures established for the commercialization of ECD's products, increased 118% to $12,862,000 in the six months ended December 31, 2000 from $5,910,000 in the six months ended December 31, 1999. There were total increases in product development agreements of $10,363,000 which were due to development programs in 2000 for Texaco Ovonic Fuel Cell Company ($3,217,000), Texaco Ovonic Hydrogen Systems ($4,572,000), Ovonic Media ($1,442,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with DOE and Solar Design Associates ($861,000), partially offset by the successful conclusion of programs with GM to develop batteries for electric and hybrid electric vehicle applications ($0 in 2000 compared to $1,002,000 in 1999), the Shell Hydrogen program ($0 in 2000 compared to $688,000 in 1999) and decreases in programs with DOE and National Renewable Energy Laboratory ($467,000 in 2000 compared to $874,000 in 1999) and NIST in the Company's battery and hydrogen technologies ($789,000 in 2000 compared to $1,589,000 in 1999).

      Revenues from license agreements increased to $2,800,000 in the six months ended December 31, 2000 from $2,178,000 in the six months ended December 31, 1999. The 2000 revenues consisted of agreements with three Chinese companies (BYD Battery Co., Ltd., SANIK Battery Co., Ltd. and Inner Mongolia Rare Earth Ovonic Metal Hydride Co., Ltd., one of the three Rare Earth Ovonic joint ventures). Royalties decreased 4% to $1,674,000 in the six months ended December 31, 2000 from $1,738,000 in the six months ended December 31, 1999, primarily due to decreased royalties from battery technologies.

      Other revenues decreased by $351,000 to $926,000 in the six months ended December 31, 2000 from $1,277,000 in the six months ended December 31, 1999, primarily due to decreased billings attributable to the transfer of certain ECD employees to Ovonyx.

      The loss on product sales decreased from $1,391,000 in 1999 to $21,000 in 2000 due to the addition of profitable machine-building contracts. The continuing losses related to low sales of electrode products were mostly offset by profitable machine building and photovoltaic product sales.

      The Company incurred expenses of $17,410,000 ($11,983,000 funded and $5,427,000 unfunded) in the six months ended December 31, 2000 for product development compared to expenses of $13,236,000 ($5,898,000 funded and $7,338,000 unfunded) in the six months ended December 31, 1999. The expenditures were related to all facets of the Company's technologies.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $2,015,000 in the six months ended December 31, 2000 from $893,000 in the six months ended December 31, 1999.

      The increase in operating, general and administrative expenses to $3,947,000 in the six months ended December 31, 2000 from $2,768,000 in the six months ended December 31, 1999 was primarily related to consolidation of United Solar's expense in 2000, as well as costs associated with license fees from Rare Earth, partially offset by increased allocations to cost of revenues from product development agreements and the amortization of negative goodwill in connection with United Solar.

      The $3,520,000 improvement in other income (net) of $2,670,000 in the six months ended December 31, 2000, compared to other expense (net) of $850,000 in the six months ended December 31, 1999, was due principally to increased interest income ($3,187,000 in 2000 compared to $419,000 in 1999) and reduced equity losses ($804,000 in 2000 compared to $1,298,000 in 1999) in the six months ended December 31, 2000.


                         Liquidity and Capital Resources

      As of December 31, 2000, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable of $117,503,000, an increase of $12,122,000 from June 30, 2000. As of December 31, 2000, the Company had consolidated working capital of $98,426,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000.

      During the six months ended December 31, 2000, $5,569,000 of cash was used in operations. The difference between the net loss of $2,461,000 and the net cash used in operations was due to an increase of $8,197,000 in accounts receivable, principally due to new programs with Bekaert ECD Solar Systems and the new programs with the Texaco Ovonic joint ventures, partially offset by depreciation expense of $1,164,000, an increase of $1,577,000 in deferred revenue under business agreements, principally due to advance payments received from the Rare Earth Ovonic joint ventures, and increases of $2,132,000 in accounts payable and accrued expenses. In addition, $828,000 of machinery and equipment was purchased during this period.

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

      o ECD provides the enabling technologies for a complete hydrogen system, from NiMH batteries to hydrogen storage systems to fuel cells and to the infrastructure -- the drivers of the hydrogen economy. ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, announced three important agreements which are expected to transform ECD's prior investments into commercial products:

         o On September 21, 2000, ECD and TESI formed Texaco Ovonic Fuel Cell Company. TESI is funding Texaco Ovonic Fuel Cell in an amount estimated to exceed $40 million, including initial product and market development and a multimillion dollar contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology, validate manufacturing methodologies and produce production-ready prototypes.

         o On October 12, 2000, ECD and Texaco jointly announced that Texaco and Ovonic Battery signed a Memorandum of Understanding to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50 percent interest in the joint venture. The MOU was signed concurrent with an MOU signed between Texaco and GM on October 10, 2000.

         o On October 31, 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI is funding Texaco Ovonic Hydrogen Systems in an amount estimated to exceed $46 million, including initial product and market development and a multimillion dollar contract from Texaco Ovonic Hydrogen Systems to ECD to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides.

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

      o A strategic alliance was formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, in March 2000. ECD received a multimillion dollar contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

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

      o On December 21, 2000, Ovonyx and STMicroelectronics (ST) signed an agreement pursuant to which ST will license from Ovonyx the OUM technology, and the two companies will establish a joint development program. The license agreement permits ST to use Ovonyx memory technology on a nonexclusive, royalty-bearing basis in its microcontrollers, Flash memory, MOS logic and other applications. The joint development program will begin immediately and technical teams from both companies will work together to transfer Ovonyx memory technology and develop process technology to integrate the thin-film memory into the ST silicon fabrication process.

      o On April 25, 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first (total contract value is $25.2 million) in a series of NiMH projects in China. On June 15, 2000, the second and third projects (total contract value is $38.4 million) were started. These projects with Rare Earth Ovonic resulted in joint ventures, of which Ovonic Battery has a 19% interest, which provide an important entry for the Company into the vast Chinese market and have potential revenue to Ovonic Battery in excess of $100 million.

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

      On May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000. As part of this agreement, Texaco has rights to purchase additional shares of ECD Common Stock in order to maintain its 20% equity stake. In connection with these rights, Texaco purchased 125,233 additional shares for approximately $3,795,000 on October 26, 2000 and 39,805 additional shares for approximately $1,078,000 on January 31, 2001.

      During the next 12 months, the Company expects to purchase approximately $2,500,000 of machinery and equipment and leasehold improvements.

      As previously noted, the Company's strategy is to finance its operations and growth through the formation of strategic alliances to further commercialize its products. The agreements discussed above will provide significant operational cash flows in the future, particularly from the building of photovoltaic and NiMH battery production equipment and from funded product development. While the Company is in negotiations related to its technologies which could provide it with additional revenue under license and other agreements in the coming year, it is unable to predict the amount, if any, of such revenue.

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

      Due to the increase in its stock price, the Company has received, since August 1, 1999, approximately $19,554,000 ($419,000 of which occurred after December 31, 2000) in proceeds from the exercise of employee stock options and the exercise of warrants. While there are additional employee stock options and privately placed warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

      In connection with the 1998 limited public offering of units (consisting of one share of ECD Common Stock and a warrant to purchase one share of ECD Common Stock), ECD has outstanding warrants for the purchase of 1,748,500 shares of Common Stock. These warrants, which trade on the NASDAQ National Market under the symbol ENERW, are exercisable at $20.54 at any time on or prior to July 31, 2001, the expiration date of the warrants. Should all of these warrants be exercised, the Company would receive proceeds of approximately $35,914,000.

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and the company-sponsored product development programs over the coming year.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 5.  Other Events
-------  ------------

      Pursuant to the Purchase Agreement dated May 1, 2000 between Texaco and the Company whereby Texaco purchased 3,742,800 shares of ECD Common Stock, Texaco has the right to purchase additional ECD Common Stock in order for Texaco to maintain its 20% proportionate interest in ECD. Since May 1, 2000, the Company has issued additional shares of ECD Common Stock due to stock option and warrant exercises. So as to maintain its 20% proportionate interest in the Company, Texaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000 and 39,805 additional shares for approximately $1,078,000 on January 31, 2001.

      Texaco acquired the ECD Common Stock in a private transaction under Regulation D, Rule 505 of the Securities Act of 1933.


Item 6.    Exhibits and Reports on Form 8-K.
-------    --------------------------------


      A.   Exhibits
           --------

            None.

      B.   Reports on Form 8-K
           -------------------

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


                                    Energy Conversion Devices, Inc.
                                    -------------------------------
                                    (Registrant)



                          By:       /s/ Stephan W. Zumsteg
                                    -------------------------------------------
                                    Stephan W. Zumsteg
Date: February 14, 2001             Treasurer



                          By:       /s/ Stanford R. Ovshinsky
                                    -------------------------------------------
                                    Stanford R. Ovshinsky
Date: February 14, 2001             President and Chief Executive Officer