Form 10-Q/A
period 2000-12-30
ENERGY CONVERSION DEVICES INC
filed 2001-02-20
CIK 32878

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

      The Company's operations by business segment were as follows:


                                    Financial Data by Business Segment
                                    ----------------------------------
                                             (in thousands)

                                                                            Consolidating
                          Ovonic Battery   United Solar*        ECD            Entries      Consolidated
                          --------------   ------------   ---------------   -------------   ------------

Revenues
   Three months ended
      December 31, 2000      $  5,801        $  1,591       $  11,103        $  (3,407)       $ 15,088
      December 31, 1999         5,303             -             1,467              -             6,770

   Six months ended
      December 31, 2000      $  9,222        $  3,842       $  17,023        $  (4,865)       $ 25,222
      December 31, 1999        10,171             -             4,179              -            14,350

Interest Income**
   Three months ended
      December 31, 2000      $   -           $     10       $   1,623        $     -          $  1,633
      December 31, 1999          -                -               192              -               192

   Six months ended
      December 31, 2000      $   -           $     41       $   3,146        $     -          $  3,187
      December 31, 1999          -                -               419              -               419

Identifiable Assets
   Six months ended
      December 31, 2000      $ 10,374        $ 43,633       $ 134,874        $ (27,772)       $161,109
      December 31, 1999        11,267             -            19,754              -            31,021

Interest Expense**
   Three months ended
      December 31, 2000      $     64        $    146       $       1        $    -           $    211
      December 31, 1999           113             -                 4             -                117

   Six months ended
      December 31, 2000      $    137        $    293       $       1        $    -           $    431
      December 31, 1999           210             -                 6             -                216

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Business Segments - (Continued)
----------------------------------------

                                                                            Consolidating
                          Ovonic Battery   United Solar*        ECD            Entries      Consolidated
                          --------------   ------------   ---------------   -------------   ------------

Operating Loss***
   Three months ended
      December 31, 2000      $ (3,058)       $   (911)      $   2,008        $     (78)      $  (2,039)
      December 31, 1999        (2,650)            -            (1,101)             -            (3,751)

   Six months ended
      December 31, 2000      $  (7,664)      $ (1,089)      $   3,429        $     193       $  (5,131)
      December 31, 1999         (5,677)           -            (1,508)             -            (7,185)

Equity in Net Loss of Investee
   Under Equity Method
   Three months ended
      December 31, 2000      $     -         $   (868)      $     -          $     271       $    (597)
      December 31, 1999            -              -              (738)             -              (738)

   Six months ended
      December 31, 2000      $     -         $ (1,075)      $     -          $     271       $    (804)
      December 31, 1999            -              -            (1,298)             -            (1,298)


Depreciation Expense
   Six months ended
      December 31, 2000      $     766       $    856       $     390        $    (848)      $   1,164
      December 31, 1999            711            -               372              -             1,083

Capital Expenditures
   Six months ended
      December 31, 2000      $     200       $    324       $     304        $     -         $     828
      December 31, 1999            220            -                73              -               293

Investments in Equity
  Method Investees
   Six months ended
      December 31, 2000      $     -         $ 20,748       $     -          $     -         $  20,748
      December 31, 1999            -              -               558              -               558


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