Form 10-Q
period 2001-03-31
ENERGY CONVERSION DEVICES INC
filed 2001-05-15
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For  the  period  ended                       MARCH  31, 2001
                            ----------------------------------------------------


                                       OR

      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition  period from                        to
                                  --------------------     ---------------------

                 Commission file number        1-8403
                                        ---------------------


                     ENERGY  CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                       38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



 1675 WEST MAPLE ROAD, TROY,  MICHIGAN                         48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code        (248)280-1900
                                                   -----------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

      As of May 11, 2001, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 18,993,961 shares of Common Stock outstanding.



                               Page 1 of 40 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements
-------     --------------------


                                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                 (Unaudited)


                                                  Three Months Ended               Nine Months Ended
                                                       March 31,                        March 31,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
    REVENUES
      Product sales                           $  4,572,535    $    690,532    $  7,254,156    $  2,824,370
      Product sales to related parties           2,781,178          99,656       7,060,068       1,213,213
                                              ------------    ------------    ------------    ------------
          Total product sales                    7,353,713         790,188      14,314,224       4,037,583

      Royalties                                    730,467         795,820       2,404,327       2,533,854

      Revenues from product development
        agreements                               1,546,012       1,632,195       5,056,796       7,532,662
      Revenues from product development
        agreements with related parties          7,698,972          87,167      17,049,892          96,449
                                              ------------    ------------    ------------    ------------
          Total revenues from product
            development agreements               9,244,984       1,719,362      22,106,688       7,629,111

     Revenues from license agreements               -            1,000,000       2,800,000       3,178,000

     Other                                          53,750         209,302         216,912         326,703
     Other revenues from related parties           339,277       2,962,749       1,102,030       4,122,161
                                              ------------    ------------    ------------    ------------
          Total other revenues                     393,027       3,172,051       1,318,942       4,448,864

            TOTAL REVENUES                      17,722,191       7,477,421      42,944,181      21,827,412

    EXPENSES
      Cost of product sales                      7,316,282       1,936,503      14,297,463       6,574,991
      Cost of revenues from product
        development agreements                   9,107,526       1,816,234      21,090,406       7,714,197
      Product development and research           3,356,281       4,225,171       8,783,787      11,562,991
      Patents, including patent defense            825,207         356,800       2,839,974       1,250,159
      Operating, general and administrative      2,097,333       2,210,692       6,044,394       4,978,196
                                              ------------    ------------    ------------    ------------
            TOTAL EXPENSES                      22,702,629      10,545,400      53,056,024      32,080,534
                                              ------------    ------------    ------------    ------------
    LOSS FROM OPERATIONS                        (4,980,438)     (3,067,979)    (10,111,843)    (10,253,122)

    OTHER INCOME (EXPENSE)
      Interest income                            1,476,915         366,640       4,664,127         785,542
      Interest expense                            (184,396)        (88,396)       (615,668)       (304,652)
      Equity loss in joint ventures               (740,776)       (658,000)     (1,544,297)     (1,956,000)
      Minority interest share of losses            241,112            -            696,059            -
      Other nonoperating income (expense) (net)    (83,986)        132,967         178,921         377,868
                                              -------------   -------------   ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)           708,869        (246,789)      3,379,142      (1,097,242)
                                              -------------   -------------   ------------    -------------
    NET LOSS                                  $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)
                                              =============   =============   =============   =============

    BASIC NET LOSS PER SHARE                  $       (.22)   $       (.24)   $       (.35)   $       (.84)
                                              =============   =============   =============   =============

    DILUTED NET LOSS PER SHARE                $       (.22)   $       (.24)   $       (.35)   $       (.84)
                                              =============   =============   =============   =============



See notes to consolidated financial statements.


                            ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------

                                               ASSETS
                                               ------

                                                                    March 31,       June 30,
                                                                      2001            2000
                                                                 -------------   -------------
                                                                  (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
      $30,792,000 at March 31, 2001 and
      $44,386,000 at June 30, 2000                               $ 30,919,054    $ 44,592,017
   Investments                                                     56,774,254      44,723,500
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $579,000 at March 31, 2001, and
      at June 30, 2000)                                            11,379,094       7,172,166
   Amounts due from related parties                                16,485,530       8,893,354
   Inventories                                                      1,412,927         994,077
   Other                                                            1,431,722         302,413
                                                                 ------------    ------------
         TOTAL CURRENT ASSETS                                     118,402,581     106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                         267,000         312,588
   Buildings and improvements                                       1,046,300       1,042,781
   Machinery and other equipment (including construc-
      tion in progress of approximately $754,000 and
      $578,000 at March 31, 2001 and June 30, 2000)                19,845,655      18,808,002
   Capitalized lease equipment                                      4,718,353       4,734,653
                                                                 ------------   -------------
                                                                   25,877,308      24,898,024
   Less accumulated depreciation and amortization                 (20,196,416)    (18,636,752)
                                                                 -------------  -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                        5,680,892       6,261,272

Investments in EV Global and
   Rare Earth Ovonic-China (NOTE A)                                 1,000,000       1,000,000

Long-Term Note Receivable - Bekaert ECD Solar Systems (Note A)     10,096,258       9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                       20,139,268      22,394,868
   Bekaert ECD Europa                                                  13,218           -
   Texaco Ovonic Fuel Cell Company                                      -               -
   Texaco Ovonic Hydrogen Systems                                       -               -
   GM Ovonic                                                            -               -
   Ovonyx                                                               -               -
   Ovonic Media                                                         -               -
   Innovative Transportation Systems                                4,048,716       1,639,716
   Sovlux - Russia                                                      -               -

OTHER ASSETS                                                        1,373,886       1,300,764
                                                                -------------   -------------

         TOTAL ASSETS                                           $ 160,754,819   $ 148,905,642
                                                                =============   =============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                                         March 31,         June 30,
                                                           2001              2000
                                                        -------------   -------------
                                                        (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                $ 11,930,203    $  6,133,826
   Accounts payable - related party                            5,709          17,546
   Salaries, wages and amounts withheld
      from employees                                       1,503,893       1,998,684
   Deferred revenues under business
      agreements                                           2,207,236         161,331
   Deferred revenues - related parties                     4,405,473       6,376,644
   Current installments on long-term liabilities           2,737,244       2,200,039
                                                        ------------    ------------
         TOTAL CURRENT LIABILITIES                        22,789,758      16,888,070

LONG-TERM LIABILITIES                                      8,428,321      10,427,858

LONG-TERM NOTES PAYABLE                                   10,096,258       9,631,495

DEFERRED GAIN                                                338,277         669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                   3,911,002       3,938,667
                                                        ------------    ------------
         TOTAL LIABILITIES                                45,563,616      41,555,162

NEGATIVE GOODWILL (NOTE D)                                 2,798,601       3,148,426

MINORITY INTEREST (NOTE D)                                 4,729,435       5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
   Class A Convertible Common Stock,
      par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                 2,199           2,199
   Class B Convertible Common Stock,
      par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares   4,300           4,300
   Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares Issued and
         Outstanding - 18,971,024 shares at March 31,
         2001 and 18,098,646 shares at June 30, 2000         189,710         180,986
   Additional paid-in capital                            338,102,666     324,293,312
   Accumulated deficit                                  (228,916,781)   (222,184,080)
   Accumulated other comprehensive income                  1,341,713          50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                        (3,060,640)     (3,570,940)
                                                        -------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                      107,663,167      98,776,560
                                                        -------------    ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $160,754,819    $148,905,642
                                                        ============    ============

See notes to consolidated financial statements.


                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                                               Nine Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                             2001            2000
                                                         -------------  --------------
OPERATING ACTIVITIES:
   Net loss                                              $ (6,732,701)  $(11,350,364)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                      1,808,327      1,640,615
         Equity loss in joint ventures                      1,544,297      1,956,000
         Profit deferred on sales to related parties          741,835           -
         Creditable royalties                                 (27,665)       (92,098)
         Stock and stock options issued for services
           rendered                                           566,956        787,002
         Amortization of deferred gain                       (330,795)      (330,795)
         Negative goodwill amortization                      (349,825)          -
         Minority interest                                   (696,059)          -
         Loss on disposal of capital equipment                 54,824          4,958
   Changes in working capital:
      Accounts receivable                                  (4,206,928)       (94,877)
      Amounts due to related parties                       (7,592,176)      (677,922)
      Inventories                                            (418,850)       179,679
      Other assets                                         (1,202,431)        64,396
      Accounts payable and accrued expenses                 5,301,586       (476,906)
      Accounts payable - related party                        (11,837)       130,966
      Deferred revenues under business agreements           2,045,905       (990,603)
      Deferred revenues from related parties               (1,971,171)     1,052,337
                                                         -------------  ------------

NET CASH USED IN OPERATIONS                               (11,476,708)    (8,197,612)

INVESTING ACTIVITIES:
   Investment in United Solar                                  -            (999,589)
   Investment in Bekaert ECD Europa                           (43,750)          -
   Investment in Innovative Transportation Systems         (2,409,000)          -
   Purchases of capital equipment                          (1,282,771)      (455,485)
   Purchase of investments                                (17,759,824)          -
   Sale of investments                                      7,000,000           -
                                                        ----------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (14,495,345)    (1,455,074)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
      debt and capitalized lease obligations               (1,462,332)      (967,797)
   Proceeds from sale of common stock upon
      exercise of stock options and warrants                8,889,134     10,712,917
   Proceeds from issuance of warrants                          -             400,000
   Proceeds from issuance of stock to Texaco                4,872,288           -
                                                         ------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  12,299,090     10,145,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (13,672,963)       492,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           44,592,017     19,076,983
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 30,919,054   $ 19,569,417
                                                         ============   ============


See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                       (Unaudited)


                                                      Nine Months Ended
                                                          March 31,
                                                  -----------------------
                                                    2001          2000
                                                  ----------   ----------

      SUPPLEMENTAL DISCLOSURES OF
           CASH FLOW INFORMATION:

            Cash paid for interest                $  615,668   $  304,652




























See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2001
         -----------------------------------------------------------

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and nine months ended March 31, 2001 (fiscal 2001) and 2000 (fiscal 2000) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

      The Company has a number of strategic alliances and has, as of March 31, 2001, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) GM Ovonic LLC (GM Ovonic), Ovonic Battery's 40% joint venture with General Motors Corporation (GM) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications (on October 12, 2000, ECD and Texaco Inc. jointly announced that Texaco and Ovonic Battery signed a Memorandum of Understanding
(MOU) to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, LLC (Texaco Ovonic Battery), in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000); (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell Company), a 50%-owned joint venture with Texaco to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a 50%-owned joint venture with Texaco to further develop Ovonic hydrogen storage technology; (v) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Corporation (Intel) and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (vi) Ovonic Media LLC (Ovonic Media), a joint venture owned 51% by

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

General Electric (GE) through its GE Plastics business unit and 49% by ECD; and
(vii) Innovative Transportation Systems AG (Innovative Transportation Systems), a German company owned 30% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europa (Bekaert ECD Europa) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of ECD's ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of our ownership percentage.

      Certain items for the three months and nine months ended March 31, 2000 and as of June 30, 2000 have been reclassified to be consistent with the classification of items as of and for the three months and nine months ended March 31, 2001.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133." The Company adopted SFAS 133 on July 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 had no impact on the earnings or the financial position of the Company.

      The Company entered into foreign currency forward contracts ("forward contracts") on March 30, 2001 of $5,267,000 to hedge the foreign currency exposure on Japanese Yen in anticipation of purchases of machinery related to a machine-building contract. Expected amounts and payment dates for the purchase of the machinery as stated in the purchase orders match the terms within the forward contracts. Thus, the forward contracts have been treated as cash flow hedges under SFAS 133. The payment dates for both the machinery purchases and forward contracts extend from the period April 23, 2001 to May 15, 2002. As of March 31, 2001, the cash flow hedge was 100% effective. The Company believes that it remains probable that the payment dates for the machinery will take place within 60 days of the machinery payment dates.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:


                                          Three Months Ended                Nine Months Ended
                                               March 31,                         March 31,
                                     ----------------------------    -------------------------------
                                         2001            2000            2001            2000
                                     -------------   -------------   -------------   -------------
                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

   Net Loss                          $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)
   OTHER COMPREHENSIVE INCOME:
   Unrealized gains on securities         511,375           -           1,290,930          -
                                     -------------   -------------   -------------   -------------
   COMPREHENSIVE INCOME (LOSS)       $ (3,760,194)   $ (3,314,768)   $ (5,441,771)   $(11,350,364)
                                     =============   =============   =============   =============


Investments in EV Global Motors Company (EV Global) and Rare Earth Ovonic-China
-------------------------------------------------------------------------------

      The Company accounts for its investment in EV Global using the cost method of accounting. ECD's interest in EV Global is less than 1%. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Financial Instruments
---------------------

      Due to the short-term maturities of cash, cash equivalents, marketable securities, accounts receivable and accounts payable, the Company believes the carrying value of its financial instruments to be a reasonable estimate of fair value.

Translation Gains and Losses
----------------------------

      Since most of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no significant foreign currency gains or losses.


Accounts Receivable
-------------------

                                                                   March 31,     June 30,
                                                                     2001          2000
                                                                 ------------  ----------

Long-term contracts accounted for under percentage
  of completion accounting
   Revenues recognized but unbilled
      Commercial customers                                      $ 5,378,879   $   201,397
   Plus amounts billed to customers
      Commercial customers                                          866,375       638,369
                                                                -----------   -----------
            Sub-total                                             6,245,254       839,766

Long-term contracts not accounted for under percentage-
  of completion accounting
   Amounts earned which are billed in the subsequent month
      U.S. Government                                             1,205,843       689,217
      Commercial customers                                            -           154,767
                                                                -----------   -----------
                                                                  1,205,843       843,984
   Amounts billed
      U.S. Government                                             1,048,705       786,585
      Commercial customers                                           51,020          -
                                                                -----------   -----------
                                                                  1,099,725       786,585
   Plus retainages
      U.S. Government                                               104,497        74,497
                                                                -----------   -----------
            Sub-total                                             2,410,065     1,705,066

Amounts unbilled for other than long-term contracts
   Commercial customers                                           2,634,028     2,836,375

Amounts billed for other than long-term contracts
   U.S. Government                                                    -             4,687
   Commercial customers                                             668,747     2,365,272
                                                                -----------   -----------
            Sub-total                                               668,747     2,369,959

Allowance for uncollectible accounts                               (579,000)     (579,000)
                                                                ------------  ------------

                 TOTAL                                          $11,379,094   $ 7,172,166
                                                                ===========   ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at March 31, 2001 and June 30, 2000. Certain U.S. government contracts remain subject to audit. Management believes that adjustments, if any, which may result from an audit would not be material to the financial position or results of operations of the Company.

Amounts Due from Related Parties
--------------------------------

                                                             March 31,        June 30,
                                                               2001             2000
                                                           ------------     ------------
Accounts receivable related to long-term contracts ac-
  counted for under percentage of completion accounting
   Revenues recognized but unbilled
      Bekaert ECD Solar Systems                            $ 1,184,172     $   393,426
   Amounts billed
      Bekaert ECD Solar Systems                              4,067,998         939,854
                                                           -----------     -----------
         Sub-total                                           5,252,170       1,333,280


Long-term contracts not accounted for under percentage
  of completion accounting
   Amounts earned which are billed in the subsequent month
      Bekaert ECD Solar Systems                                108,694           -
      GM Ovonic                                                  7,295           -
      Texaco Ovonic Fuel Cell Company                        1,355,945           -
      Texaco Ovonic Hydrogen Systems                         1,530,146           -
      Ovonic Media                                              65,526           -
                                                           -----------     -----------
         Sub-total                                           3,067,606           -


   Amounts billed
      GM Ovonic                                                274,879          22,097

Amounts unbilled for other than long-term contracts
      Bekaert ECD Solar Systems                              5,848,052       6,728,194
      GM Ovonic                                                  -              13,087
      Ovonyx                                                    31,163         352,668
                                                           -----------     -----------
         Sub-total                                           5,879,215       7,093,949

Amounts billed for other than long-term contracts
      Bekaert ECD Solar Systems                              1,632,354           -
      GM Ovonic                                                340,489         315,163
      Ovonyx                                                    38,817         128,865
                                                           -----------     -----------
         Sub-total                                           2,011,660         444,028
                                                           -----------     -----------

         TOTAL                                             $16,485,530     $ 8,893,354
                                                           ===========     ===========



                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Inventories
-----------

      Photovoltaics, inventories of raw materials, work in process and finished goods for the manufacture of electrodes, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                                 March 31,      June 30,
                                                   2001           2000
                                              ------------    -----------
              Finished products               $   13,000      $   37,785
              Work in process                    946,678         557,732
              Raw materials                      453,249         398,560
                                              ----------      ----------
                                              $1,412,927      $  994,077
                                              ==========      ==========

Product Sales
-------------

      Product sales include photovoltaics (after April 11, 2000), machine building, battery pack and battery electrode revenues. Revenues related to machine-building contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. In certain cases, low sales volumes related to negative electrodes combined with high fixed costs result in losses.

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

      Ovonic Battery had a contingent fee arrangement with a law firm which required Ovonic Battery to pay the law firm 25% of royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action. In December

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

2000, the Company paid the law firm $1,300,000 ($977,000 of which had been accrued through December 31, 2000 and an additional $323,000 was expensed as of that date) in full settlement for all current and future payments. No additional contingent fee payments will be required.

      ECD has a royalty trust arrangement whereby the Company is obligated to pay a trust 25% of optical memory royalties received.

Long-Term Note Receivable
-------------------------

      In connection with a license agreement between ECD and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). In connection with the acquisition of Canon's interest in United Solar, ECD is required to pay Canon $12,000,000 no later than January 2004.

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

Stock Options
-------------

      Compensation expense is recorded in accordance with SFAS 123, "Accounting for Stock-Based Compensation," for any stock options or awards granted to nonemployees of the Company. The Company applies APB25, "Accounting for Stock Issued to Employees," to its stock-based compensation awards to employees.


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:


                                                     Nine Months Ended
                                                         March 31,
                                               -----------------------------
                                                   2001*            2000
                                               ------------     ------------
      Product Sales:
         Machine building                      $ 6,400,998      $  1,445,337
         Battery packs                             746,433         1,378,217
         Negative and positive electrodes          106,725               816
                                               -----------      ------------
                                                 7,254,156         2,824,370

      Product sales-related parties:
         Photovoltaics                           4,555,941             -
         Machine building                        2,218,409             2,544
         Battery packs                             108,694           (13,418)
         Negative and positive electrodes          177,024         1,224,087
                                               -----------       -----------
                                                 7,060,068         1,213,213
                                               -----------       -----------
            Total product sales                $14,314,224       $ 4,037,583
                                               ===========       ===========


-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements (Continued)
--------------------------------------------

                                                     Nine Months Ended
                                                         March 31,
                                               ---------------------------
                                                   2001*          2000
                                               ------------   ------------


      Royalties
         Battery technology                    $  2,299,349   $  2,430,335
         Optical memory                             104,978        103,519
                                               ------------   ------------
                                               $  2,404,327   $  2,533,854
                                               ============   ============

      Revenues from product development
        agreements:
         Photovoltaics                         $  2,063,813   $  1,172,193
         Battery technology                       1,904,487      3,796,808
         Optical memory                             504,752        859,583
         Hydrogen                                   583,744      1,596,580
         Other                                        -            107,498
                                               ------------   ------------
                                                  5,056,796      7,532,662


      Revenues from product development
        agreements - related parties
         Battery technology                         600,869         50,449
         Optical memory                           1,835,473         46,000
         Hydrogen                                 8,460,663          -
         Fuel cells                               6,152,887          -
                                               ------------   ------------
                                                 17,049,892         96,449
                                               ------------   ------------
      Total revenues from product
        development agreements                 $ 22,106,688   $  7,629,111
                                               ============   ============

      License and other agreements
         Battery technology                    $  2,800,000   $  3,178,000
                                               ============   ============
-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.


      The following table presents revenues by country based on the location of the customer:

                                                     Nine Months Ended
                                                          March 31,
                                               --------------------------
                                                   2001           2000
                                               ------------   -----------

         United States                         $ 26,941,542   $ 15,426,582
         China                                    8,985,750         -
         Germany                                    113,525         -
         Japan                                    2,134,019      5,207,603
         Hong Kong                                  148,976         -
         Netherlands                                 40,000        750,000
         Mexico                                   4,555,941         -
         Other countries                             24,428        443,227
                                               ------------   ------------
                                               $ 42,944,181   $ 21,827,412
                                               ============   ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2001 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                               March 31,        June 30,
                                                 2001             2000
                                             ------------     ------------

         Battery                              $ 1,913,331      $ 1,913,331
         Optical memory                         1,997,671        2,025,336
                                              -----------      -----------
                                              $ 3,911,002      $ 3,938,667
                                              ===========      ===========


      Creditable royalties earned and recognized as revenue were:

                                                Periods ended March 31,
                                                  2001             2000
                                              ------------     ------------
         Three months ended                     $ 11,774         $ 24,702
         Nine months ended                        27,665           92,098


There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

      Intellectual property and patents resulting from the Company's product development and research are valued at zero on the balance sheet. Intellectual property and patents provide the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      The Company's investments in its joint ventures, other than Bekaert ECD Solar Systems, Bekaert ECD Europa and Innovative Transporation Systems, are recorded at zero. The Company will continue to carry its investment in each of the other joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees (other than the lease guarantee in Note G) with respect to liabilities incurred by its joint ventures.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

United Solar/Bekaert ECD Solar Systems

      In April 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment by Bekaert in a new United Solar/Bekaert ECD Solar Systems manufacturing plant with an annual capacity of 25 megawatts (MW) to be designed and built by ECD, a sales-and-marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

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

      The FASB has a current Exposure Draft (ED) on Business Combination and Intangible Assets Accounting for Goodwill. This ED, if adopted as it is currently drafted, would require the Company to recognize any unamortized negative goodwill as an extraordinary gain and the Company would no longer amortize negative goodwill. The proposed effective date for this new standard would be the first quarter beginning after the adoption of a final statement (with no early application or retroactive application permitted). The current target date by the FASB for issuance of a final statement is June 2001, which would mean the Company would adopt this new statement in the quarter ending September 30, 2001.

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



                            BEKAERT ECD SOLAR SYSTEMS
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         Three Months Ended   Nine Months Ended
                                           March 31, 2001       March 31, 2001
                                        --------------------  ------------------
                                             (Unaudited)        (Unaudited)

         Revenues                           $  2,257,375       $  4,984,161
         Operating Expenses
            Cost of Sales                      3,217,147          6,557,243
            General and administrative           978,932          3,159,723
                                            ------------       ------------
            Total                              4,196,079          9,716,966
         Other Income (Loss) net                 (80,657)            48,715
                                            -------------      ------------
         Net Loss                           $ (2,019,361)      $ (4,684,090)
                                            =============      =============


                            BEKAERT ECD SOLAR SYSTEMS
                                  BALANCE SHEET
                                  -------------
                                                            March 31,
                                                              2001
                                                        --------------
                                                          (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                       $  4,740,039
         Inventory                                          7,686,715
         Other Current Assets                               5,286,112
                                                         ------------
              Total Current Assets                         17,712,866
      Property, Plant and Equipment (Net)                  14,118,008
      Other Assets                                         21,899,683
                                                         ------------
              Total Assets                               $ 53,730,557
                                                         ============

      Current Liabilities:
         Accounts Payable and Accrued Expenses           $ 14,242,354
      Note Payable-ECD                                     10,096,258
                                                         ------------
              Total Liabilities                            24,338,612
      Total Members' Equity                                29,391,945
                                                         ------------
              Total Liabilities and Members' Equity      $ 53,730,557
                                                         ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

GM Ovonic

      In 1994, Ovonic Battery and GM formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. GM has a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of GM consists of operating capital, plant, equipment and management personnel necessary for the production of batteries. On October 12, 2000, ECD and Texaco jointly announced that Texaco and Ovonic Battery signed an MOU to continue the business of GM Ovonic in a new entity, to be named Texaco Ovonic Battery, in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000. The companies are currently negotiating the definitive agreements.

      There are no financial statements currently available for GM Ovonic. GM Ovonic is in its developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance, Ovonyx (formed on June 23, 1999 and initially owned 50% by ECD, with the balance owned by Mr. Lowrey and his affiliate), to commercialize ECD's OUM - a unique thin-film, nonvolatile, solid-state memory. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program at one of Intel's wafer fabrication facilities. Presently, ECD owns 41.7% of Ovonyx, Mr. Lowrey and his affiliate own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      ECD recorded revenues from Ovonyx of $87,000 and $299,000 for the three and nine months ended March 31, 2001 and $681,000 and $2,521,000 for the three months and nine months ended March 31, 2000, for services performed for its operations which commenced on January 15, 1999.

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                 OVONYX, INC.
                             STATEMENT OF OPERATIONS
                             -----------------------

                                       Three Months Ended     Nine Months Ended
                                       February 28, 2001      February 28, 2001
                                      --------------------   -------------------
                                           (Unaudited)           (Unaudited)

            Revenues                        $ 2,624,359          $ 4,111,926

            Operating Expenses
               Product development              479,962            1,495,198
               Patent                            50,554              173,353
               General and administrative       399,562              714,705
                                            -----------          -----------
                    Total                       930,078            2,383,256
            Other Income                         84,911              288,688
                                            -----------          -----------
            Net Income                      $ 1,779,192          $ 2,017,358
                                            ===========          ===========


                                   OVONYX, INC.
                                  BALANCE SHEET
                                  -------------

                                                          February 28,
                                                              2001
                                                         --------------
                                                           (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                        $ 5,359,063
         Investments                                        3,257,225
         Accounts Receivable                                   50,638
         Other Current Assets                                  22,551
                                                          -----------
            Total Current Assets                            8,689,477
      Property, Plant and Equipment (Net)                      26,918
                                                          -----------
            Total Assets                                  $ 8,716,395
                                                          ===========

      Current Liabilities:
         Accounts Payable and Accrued Expenses            $   213,915
                                                          -----------
            Total Current Liabilities                         213,915
      Total Stockholders' Equity                            8,502,480
                                                          -----------
Total Liabilities and Stockholders' Equity                $ 8,716,395
                                                          ===========

Ovonic Media

      In March 2000, ECD and General Electric formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media, to design, develop, demonstrate

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

and commercialize ECD's proprietary technology for DVDs. This joint venture is owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and will contribute other assets in the form of tangible personal property to the joint venture. GE will make cash and other contributions to the joint venture.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                                  OVONIC MEDIA
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         Three Months Ended   Nine Months Ended
                                           March 31, 2001       March 31, 2001
                                        -------------------- -------------------
                                             (Unaudited)         (Unaudited)

         Revenues                           $     -            $     -

         Operating expenses:
            Product development                 382,707           1,208,666
            General and administrative          100,820             302,468
                                            ------------        --------------
               Total expenses                   483,527           1,511,134
                                            ------------        -------------
         Loss from operations                  (483,527)         (1,511,134)
            Interest expense                     (1,485)             (6,584)
                                            ------------        -------------
         Net Loss                           $  (485,012)        $ (1,517,718)
                                            ============        =============


                                  OVONIC MEDIA
                                  BALANCE SHEET
                                  -------------
                                                            March 31,
                                                              2001
                                                        --------------
                                                          (Unaudited)
         Assets:
            Property, Plant and Equipment (Net)               567,749
                                                           ----------
                  Total Assets                             $  567,749
                                                           ==========

         Current Liabilities:
            Accounts payable to ECD                        $   65,329
                                                           ----------
               Total Liabilities                               65,329
         Capital Contributions                              2,569,302
         Accumulated Deficit                               (2,066,882)
                                                           -----------
               Total Members' Equity                          502,420
                                                           ----------
                  Total Liabilities and Members' Equity    $  567,749
                                                           ==========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the three and nine months ended March 31, 2001, the Company recorded revenues of $393,000 and $1,835,000, respectively, for services provided to this joint venture.

Texaco Ovonic Fuel Cell Company

      In September 2000, ECD and Texaco Energy Systems Inc. (TESI), a wholly owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell Company. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

      During the three and nine months ended March 31, 2001, the Company recorded revenues of $2,936,000 and $6,153,000, respectively, for services provided to this joint venture.

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

      During the three and nine months ended March 31, 2001, the Company recorded revenues of $3,888,000 and $8,461,000, respectively, for services provided to this joint venture.

Innovative Transportation Systems

      Innovative Transportation Systems, a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of Innovative Transportation Systems, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in Innovative Transportation Systems, increasing its ownership interest to 19%. On March 8, 2001, ECD invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its investment in Innovative Transportation Systems.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      Innovative Transportation Systems is in its formative stage and there are no financial statements currently available.

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

Investments in EV Global and Rare Earth Ovonic-China

      In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement (Agreement) which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility, Inc. (Unique Mobility) Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock. ECD's interest in EV Global is less than 1%.

      During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech of Baotou Steel Company of Inner Mongolia, China. Rare Earth High-Tech is one of the principal suppliers of rare earth raw materials to NiMH battery material manufacturers around the world and, together with its affiliates, is believed to own approximately half of the world's reserves of these rare earth materials. The agreement called for the creation of joint ventures licensed by Ovonic Battery for manufacturing of advanced NiMH battery technology, NiMH alloy powders, advanced Ovonic nickel hydroxide materials and the acquisition of production equipment for NiMH batteries from Ovonic Battery. Three of the contemplated five joint ventures have been formed. ECD's subsidiary, Ovonic Battery, is contributing technology for its 19% interest in each of these joint ventures.

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




                                       Three Months Ended            Nine Months Ended
                                            March 31,                     March 31,
                                ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
                                 (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

   Weighted average number
      of shares outstanding       19,548,401      13,880,425      19,250,024      13,549,799
   Net loss                     $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)

   BASIC NET LOSS PER SHARE     $   (.22)       $   (.24)       $   (.35)       $   (.84)
                                =============   =============   =============   =============

   Weighted average number
      of shares outstanding       19,548,401      13,880,425      19,250,024      13,549,799
   Weighted average shares
      for dilutive securities         -               -               -               -
                                -------------   -------------   -------------   -------------

  Average number of shares
      outstanding and potential
      dilutive shares             19,548,401      13,880,425      19,250,024      13,549,799
   Net loss                     $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)

   DILUTED LOSS PER SHARE       $   (.22)       $   (.24)       $    (.35)      $   (.84)
                                =============   =============   =============   =============



      Due to the Company's net losses, the weighted average number of shares of potentially dilutive securities for 2001 of 1,777,033 (three months) and 1,952,611 (nine months) and for 2000 of 1,423,746 (three months) and 421,187
(nine months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 400,000 for 2000 (for both periods) and 0 for both 2001 periods were excluded from the 2000 and 2001 calculations of weighted average number of shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE F - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar, and the parent company, ECD. Ovonic Battery is involved in developing and
                                      25

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

commercializing battery technology. United Solar is involved in manufacturing, developing and commercializing photovoltaic technology. ECD is involved in microelectronics, fuel cells and hydrogen storage technologies, machine building and photovoltaics. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segment were as follows:

                     Financial Data by Business Segment
                     ----------------------------------
                              (in thousands)

                                                                               Consolidating
                                      ECD    Ovonic Battery     United Solar*     Entries        Consolidated
                                     ------  --------------     -------------  -------------     ------------
Revenues
   Three months ended
      March 31, 2001                $13,868      $ 6,776         $ 2,064         $(4,986)        $ 17,722
      March 31, 2000                  3,602        3,875              -               -             7,477

   Nine months ended
      March 31, 2001                $30,891      $15,998         $ 5,906         $(9,851)        $ 42,944
      March 31, 2000                  7,781       14,046              -               -            21,827

Operating Loss
   Three months ended
      March 31, 2001                $(2,898)     $(2,453)        $  (311)        $   682         $ (4,980)
      March 31, 2000                    566       (3,634)            -               -             (3,068)

   Nine months ended
      March 31, 2001                $   530      $(10,117)       $(1,400)        $   875         $(10,112)
      March 31, 2000                   (942)      (9,311)            -               -            (10,253)

Equity in Net Loss of Investee
 Under Equity Method
   Three months ended
      March 31, 2001                $   -            -           $  (835)        $    94         $   (741)
      March 31, 2000                   (658)         -               -               -               (658)

   Nine months ended
      March 31, 2001                $   -            -           $(1,909)        $   365         $ (1,544)
      March 31, 2000                 (1,956)         -                -              -             (1,956)

Interest Expense**
   Three months ended
      March 31, 2001                $    10      $   44          $   130             -            $   184
      March 31, 2000                      4          84              -               -                 88

   Nine months ended
      March 31, 2001                $    12      $  181          $   423         $   -            $   616
      March 31, 2000                     10         295              -               -                305


                                                                               Consolidating
                                      ECD    Ovonic Battery     United Solar*     Entries        Consolidated
                                     ------  --------------     -------------  -------------     ------------
Interest Income**
   Three months ended
      March 31, 2001                $  1,472          -            $     5             -            $  1,477
      March 31, 2000                     367          -                -               -                 367

   Nine months ended
      March 31, 2001                $  4,619          -            $    45             -            $  4,664
      March 31, 2000                     786          -                -               -                 786

Depreciation Expense
   Nine months ended
      March 31, 2001                $    656       $ 1,136         $ 1,283         $ (1,267)        $  1,808
      March 31, 2000                     558         1,083             -               -               1,641

Identifiable Assets
   As of March 31, 2001             $131,983       $13,961         $41,850         $(27,039)        $160,755
   As of March 31, 2000               30,977        12,343             -               -            $ 43,320

Capital Expenditures
   Nine months ended
      March 31, 2001                $    697       $   32          $   554             -            $  1,283
      March 31, 2000                     183          272              -               -                 455

Investments in Equity
  Method Investees
   Nine months ended
      March 31, 2001                $  4,049          -            $25,739         $ (5,587)        $ 24,201
      March 31, 2000                   2,260          -                -               -               2,260

------------
  * No financial data for United Solar for the three and nine months ended March 31, 2000 were included due to the fact that United Solar financial statements were not consolidated until after April 11, 2000. Prior to April 11, 2000, ECD accounted for its investment in United Solar under the equity method.
  ** Excludes intercompany interest.


NOTE G - Commitments
--------------------

      On February 12, 2001, the Company signed an agreement with the landlord of the Bekaert ECD Solar Systems' new facility guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems due under the lease for this facility for the first five years of the term of this lease agreement. ECD's maximum exposure and liability under this guaranty is reduced by 50% of monthly rental installments paid. In addition, Bekaert has guaranteed this rent obligation to the same extent as the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

      - we may be unable to continue to protect and maintain the proprietary nature of our technology;

      - other companies may be successful in asserting patent infringement or other claims against us which prevent us from commercializing products based on our technology or which force us to make royalty or other payments to competitors;

      - other companies may develop competing technologies which cause our technology to become obsolete or non-competitive;

      - our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      -   we may be unable to successfully execute our internal business plans;

      - we may need to obtain additional debt or equity financing to continue to operate our business and financing may be unavailable or available only on disadvantageous terms;

      - we may experience performance problems with key suppliers or subcontractors;

      - adverse changes may occur in general economic conditions or in political or competitive forces affecting our business;

      -   competition may increase in our industry or markets;

      - our government product development or research contracts may be terminated by unilateral government action or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed;

      - we may become subject to legal or regulatory proceedings which may reach unfavorable resolutions;

      - there may be adverse changes in the securities markets which affect the price of our stock; or

      - we may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

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

                              Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to historic new strategic alliances over the past year with Texaco Inc., N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert), Intel Corporation (Intel), General Electric Company (GE), Lockheed Martin Space Electronics and Communications (now BAE Systems) and China's Rare Earth High-Tech Co. Ltd. of Baotou Steel Company (Rare Earth High-Tech). According to generally accepted accounting principles as practiced in the United States (GAAP), the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss in the three months ended March 31, 2001 of $4,272,000 compared to a net loss of $3,315,000 for the three months ended March 31, 2000 - an increased loss of $957,000. The most significant factors contributing to the increased loss were the $1,000,000 decrease in license fees and a decrease of $2,779,000 in other revenues. Other factors contributing to the change in profitability were a decrease in revenues from royalties ($65,000), higher patent and patent defense expenses ($468,000), higher interest expenses ($96,000), a $37,000 profit on product sales compared to a $1,146,000 loss last year, an improvement in the net cost of product development ($1,103,000) and an increase in the interest income ($1,110,000).

      The net cost of product development to the Company decreased by $1,103,000 despite more than double the expenditures for the development of products to $12,464,000 compared to $6,041,000 in the same quarter the previous year.

                                                        Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------   -----------

      Cost of revenues from product development
          agreements                                $ 9,108,000    $ 1,816,000
      Product development and research                3,356,000      4,225,000
                                                    -----------    -----------
           Total cost of product development         12,464,000      6,041,000
      Revenues from product development
         agreements                                   9,245,000      1,719,000
                                                    -----------    -----------
           Net cost of product development          $ 3,219,000    $ 4,322,000
                                                    ===========    ===========

      The loss results from (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 831% to $7,354,000 in the three months ended March 31, 2001 from $790,000 in the three months ended March 31, 2000. Photovoltaic sales were $1,586,000 in 2001 versus zero in 2000. United Solar's financial statements were not consolidated with ECD until April 11, 2000. Machine-building revenues increased to $5,205,000 in 2001 compared to $325,000 in 2000. The machine-building revenues in 2001 were applicable to contracts to supply and build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and the sale of equipment for the manufacture of NiMH batteries to the Rare Earth Ovonic joint ventures. The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. Sales of negative and positive electrodes increased $51,000, due to an increase in sales of positive electrodes. Battery pack sales increased to $407,000 in 2001 versus $360,000 in 2000. Battery pack sales increased due to orders from customers primarily related to evaluation of battery packs for possible use in their products.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 438% to $9,245,000 in the three months ended March 31, 2001 from $1,719,000 in the three months ended March 31, 2000. There were total increases in product development agreements of $8,419,000 which were due primarily to development programs in 2001 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($2,936,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($3,888,000), Ovonic Media, LLC (Ovonic Media) ($347,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with Department of Energy (DOE) ($365,000), partially offset by completing programs, after having successfully met program objectives, with Shell Hydrogen program ($0 in 2001 compared to $63,000 in 2000) and National Institute of Standards and Technology (NIST) in the Company's battery and hydrogen technologies ($205,000 in 2001 compared to $909,000 in 2000).

      Revenues from license agreements were zero in the three months ended March 31, 2001 compared to $1,000,000 in the three months ended March 31, 2000. The 2000 revenues resulted from a license to Sanyo Electric Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. Royalties decreased 8% to $730,000 in the three months ended March 31, 2001 from $796,000 in the three months ended March 31, 2000, primarily due to a favorable change in estimate in the 2000 period which resulted in higher 2000 revenues.

      Other revenues are primarily related to services, personnel and facilities provided to some of the Company's joint ventures. Revenues decreased by $2,779,000 to $393,000 in the three months ended March 31, 2001 from $3,172,000 in the three months ended March 31, 2000. This decrease was due to lower revenues from Ovonyx of $594,000 and lower billings to GM Ovonic. The revenues from Ovonyx relate to services provided beginning in January 1999 for which funds for payment first became available in March 2000. Revenues from GM Ovonic are lower due to fewer of the Company's employees providing services at GM Ovonic.

      There was a profitable margin of $37,000 on product sales in the three months ended March 31, 2001 compared to a negative margin of $1,146,000 in 2000. Profitable machine-building contracts offset losses for electrode production where low sales volumes were coupled with high fixed costs.

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $825,000 in the three months ended March 31, 2001 from $357,000 in the three months ended March 31, 2000, principally due to litigation costs for the protection of our NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      The decrease in operating, general and administrative expenses to $2,097,000 in the three months ended March 31, 2001 from $2,211,000 in the three months ended March 31, 2000 was related to the increased allocation of costs ($1,367,000) to other cost elements due to increased volumes for product development agreements and the amortization of negative goodwill ($117,000) in connection with United Solar, increased expenses for both ECD ($577,000) and Ovonic Battery ($433,000), and the consolidation of United Solar's expenses ($360,000) in 2001.

      The $956,000 improvement in other income (net) of $709,000 in the three months ended March 31, 2001, compared to other expense (net) of $247,000 in the three months ended March 31, 2000, was due principally to increased interest income of $1,477,000 in the three months ended March 31, 2001 compared to $367,000 in the three months ended March 31, 2000.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000
-----------------------------------------------------------------------------

      The Company had a net loss in the nine months ended March 31, 2001 of $6,733,000 compared to a net loss of $11,350,000 for the nine months ended March 31, 2000 - an improvement of $4,617,000. The most significant factor contributing to the lower losses was the increase in the amount of funding from our joint venture partners for our product and production technology development efforts related to the commercialization of our products. During the nine months ended March 31, 2001, we increased expenditures for the development of our products to $29,874,000 compared to $19,277,000 in the same period the previous year. Despite the more than $10,000,000 increase in expenditures, the net cost of product development to the Company decreased by $3,881,000 because of the funding provided by our joint venture partners.


                                                          Nine Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2001         2000
                                                      -----------   -----------

      Cost of revenues from product development
         agreements                                   $21,090,000   $ 7,714,000
      Product development and research                  8,784,000    11,563,000
                                                      -----------   ------------
           Total cost of product development           29,874,000    19,277,000
      Revenues from product development
          agreements                                   22,107,000     7,629,000
                                                      -----------   ------------
           Net cost of product development            $ 7,767,000   $11,648,000
                                                      ============  ===========

      Also contributing to the improved operating results were a profit of $17,000 in the nine months ended March 31, 2001 on product sales compared to a loss of $2,537,000 in 2000, a $3,879,000 increase in interest income and a $412,000 improvement in equity losses from joint ventures, partially offset by a $130,000 decrease in revenues from royalties, higher patent and patent defense expenses ($1,590,000) and higher operating, general and administrative expenses ($1,066,000) in the nine months ended March 31, 2001. The loss is primarily due to: (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 255% to $14,314,000 in the nine months ended March 31, 2001 from $4,038,000 in the nine months ended March 31, 2000. Photovoltaic sales were $4,556,000 in 2001 versus zero in 2000. United Solar financial statements were not consolidated until April 11, 2000. Machine-building revenues increased to $8,619,000 in 2001 compared to $1,448,000 in 2000. The machine-building revenues in 2001 were applicable to contracts to build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and for equipment for the manufacture of NiMH batteries for the Rare Earth Ovonic joint ventures. Sales of negative and positive electrodes decreased $941,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the

Company. Because most battery pack orders are being filled through GM Ovonic, the Company's battery pack sales decreased to $855,000 in 2001 versus $1,365,000 in 2000.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 190% to $22,107,000 in the nine months ended March 31, 2001 from $7,629,000 in the nine months ended March 31, 2000. There were total increases in product development agreements of $18,234,000 which were due primarily to development programs in 2001 for Texaco Ovonic Fuel Cell Company ($6,153,000), Texaco Ovonic Hydrogen Systems ($8,461,000), Ovonic Media ($1,789,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with DOE ($1,226,000), partially offset by completing programs, after having successfully met program objectives, with GM to develop batteries for electric and hybrid electric vehicle applications ($0 in 2001 compared to $1,002,000 in 2000), the Shell Hydrogen program
($0 in 2001 compared to $750,000 in 2000) and decreases in revenues from programs with DOE and National Renewable Energy Laboratory ($770,000 in 2001 compared to $1,103,000 in 2000) and NIST in the Company's battery and hydrogen technologies ($1,411,000 in 2001 compared to $3,054,000 in 2000).

      Revenues from license agreements decreased to $2,800,000 in the nine months ended March 31, 2001 from $3,178,000 in the nine months ended March 31, 2000. The 2001 revenues consisted of agreements with three Chinese companies (BYD Battery Co., Ltd., SANIK Battery Co., Ltd. and Inner Mongolia Rare Earth Ovonic Metal Hydride Co., Ltd., one of the three Rare Earth Ovonic joint ventures). The 2000 revenues included a $1,778,000 license fee from Toshiba Battery Co., Ltd., $1,000,000 from Sanyo and $400,000 from Japan Storage. Royalties decreased 5% to $2,404,000 in the nine months ended March 31, 2001 from $2,534,000 in the nine months ended March 31, 2000, primarily due to decreased royalties from battery licensees.

      Other revenues decreased by $3,130,000 to $1,319,000 in the nine months ended March 31, 2001 from $4,449,000 in the nine months ended March 31, 2000, primarily due to the aforementioned decreased billings attributable to Ovonyx.

      There was a profitable margin on product sales in the nine months ended March 31, 2001 compared to a negative margin of $2,537,000 in 2000. Profitable machine-building contracts offset losses for electrode production where low sales volumes were coupled with high fixed costs.

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $2,840,000 in the nine months ended March 31, 2001 from $1,250,000 in the nine months ended March 31, 2000, principally due to litigation costs for protection of our NiMH battery patent and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      The increase in operating, general and administrative expenses to $6,044,000 in the nine months ended March 31, 2001 from $4,978,000 in the nine months ended March 31, 2000 was related to increased expenses at ECD ($1,326,000), consolidation of United Solar's expenses ($1,118,000) in 2001, as well as costs ($774,000) associated with license fees from Rare Earth, partially offset by increased allocations of costs ($2,067,000) to other cost elements due to increased volume for product development agreements, and the amortization of negative goodwill ($350,000) in connection with United Solar.

      The $4,476,000 improvement in other income (net) of $3,379,000 in the nine months ended March 31, 2001, compared to other expense (net) of $1,097,000 in the nine months ended March 31, 2000, was due principally to increased interest income ($4,664,000 in 2001 compared to $785,000 in 2000) and reduced equity losses of $1,544,000 in the nine months ended March 31, 2001 compared to $1,956,000 in the three months ended March 31, 2000.

                         Liquidity and Capital Resources

      As of March 31, 2001, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable (including $16,485,000 of amounts due from related parties) of $115,558,000, an increase of $10,177,000 from June 30, 2000. As of March 31, 2001, the Company had consolidated working capital of $95,613,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000.

      Of the Company's $87,693,000 cash, cash equivalents and investments, the Company purchased $17,760,000 of investments during the nine months ended March 31, 2001 consisting of commercial paper, classified as available for sale, maturing from 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

      During the nine months ended March 31, 2001, $11,477,000 of cash was used in operations. The difference between the net loss of $6,733,000 and the net cash used in operations was due to an increase of $11,799,000 in accounts receivable, principally due to new programs with Bekaert ECD Solar Systems and the Texaco Ovonic joint ventures, partially offset by depreciation expense of $1,808,000 and increases of $5,290,000 in accounts payable and accrued expenses due to increased purchases relating to aforementioned new programs. In addition, $1,283,000 of machinery and equipment was purchased during this period.

      The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and additional marketing expertise for the Company's technologies and products. Over the past 14 months, the Company has entered into a number of historic business agreements bringing the Company's short-term cash reserves to approximately $90 million and having a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technologies which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations listed below, which form the basis of a fundamental restructuring of the Company.

      - ECD provides the enabling technologies for a complete hydrogen system, from NiMH batteries to hydrogen storage systems to fuel cells and to the infrastructure -- the drivers of the hydrogen economy. ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, announced three important agreements which are expected to transform ECD's prior investments into commercial products:

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

         - On October 12, 2000, ECD and Texaco jointly announced that Texaco and Ovonic Battery signed a Memorandum of Understanding to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50 percent interest in the joint venture. The MOU was signed concurrent with an MOU signed between Texaco and GM on October 10, 2000. The companies are currently negotiating the definitive agreements.

         - On October 31, 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI is funding Texaco Ovonic Hydrogen Systems in an amount estimated to exceed $46 million, including initial product and market development and a multimillion dollar contract from Texaco Ovonic Hydrogen Systems to ECD to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides.

      - In April 2000, ECD and Bekaert entered into a strategic alliance whereby Bekaert invested $84 million in United Solar, which will result in a fivefold capacity expansion and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at over $50 million with an annual capacity of 25 megawatts.

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

      - On April 25, 2000, Ovonic Battery, after having received all necessary Chinese government approvals, officially started the first (having contract value to Ovonic Battery of $25.2 million) in a series of NiMH projects in China. On June 15, 2000, the second and third projects (having contract value to Ovonic Battery of $38.4 million) were started. These projects with Rare Earth Ovonic resulted in joint ventures, of which Ovonic Battery has a 19% interest, which provide an important entry for the Company into the vast Chinese market and have potential revenue to Ovonic Battery in excess of $100 million.

      These new business agreements, such as those with Texaco, Bekaert and General Electric, will have both near-term and long-term impact on the Company's capital resources and will, in the near term, result in reduced cash expenditures and increased product development revenues as the Company's business partners assume the responsibility for funding operations, while, at the same time, form the basis in the long term to commercialize the Company's products.

      Accordingly, the Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with industry partners and U.S. government agencies to develop the Company's products and production technology, thereby adding to the Company's technological base.

      On May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000. As part of this agreement, Texaco has rights to purchase additional shares of ECD Common Stock in order to maintain its 20% equity stake. In connection with these rights, Texaco purchased 125,233 additional shares for approximately $3,795,000 on October 26, 2000, 39,805 additional shares for approximately $1,078,000 on January 31, 2001, and 20,437 additional shares for approximately $572,000 on May 8, 2001.

      During the next 12 months, the Company expects to purchase approximately $5,000,000 of machinery and equipment and leasehold improvements.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months.

      Primarily due to the new product development agreements with Texaco, the amount of cash to be received under existing product development agreements in the year ending June 30, 2001 is anticipated to be approximately $25,600,000 compared to $15,654,000 received from product development agreements in the year ended June 30, 2000. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2001 is expected to be approximately $3,900,000 compared to $3,058,000 received in the year ended June 30, 2000. The amount of royalties we receive each year is dependent on the production volumes of our licensees, the sales price of their products and, because much of our royalty revenues are based on the Japanese Yen, the effect of Yen-to-Dollar currency translations. Licensees may not terminate royalty payments to us without also terminating the licensee's rights to manufacture products under our patents. The failure of licensees to pay royalties would constitute a material breach of the license agreement for which we could terminate the license or seek damages.

      Due to the increase in its stock price, the Company has received, since August 1, 1999, approximately $20,355,000 (approximately $40,000 of which occurred after March 31, 2001) in proceeds from the exercise of employee stock options and the exercise of warrants. While there are additional employee stock options and privately placed warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

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

      Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and the company-sponsored product development programs over the coming year. As the Company's joint ventures expand beyond the initial product and market development stages, the Company will need additional sources of cash to fund the Company's share of the capital required. The Company is exploring many alternatives, including, but not limited to, debt financing through third parties, debt financing from our joint venture partners, additional equity partners and investment of additional intellectual property in exchange for the Company's share of funding.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

      On March 6, 2001, Ovonic Battery filed suit in federal court in Detroit, Michigan, against Matsushita Battery Industrial Co., Ltd. ("MBI"), Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      MBI and Panasonic EV Energy Co. supply NiMH batteries used in the Toyota Prius gasoline-electric hybrid car sold in the United States by Toyota Motor Corporation. The lawsuit charges that MBI's hybrid electric vehicle batteries, battery components and battery systems infringe patents held by Ovonic Battery.

      Ovonic Battery also terminated a 1992 agreement which licensed MBI under patents held by ECD and Ovonic Battery for the manufacture and sale of small consumer batteries. MBI has failed to pay royalties to Ovonic Battery. In its lawsuit, Ovonic Battery seeks damages for those unpaid royalties, and also seeks to enjoin the importation of all Panasonic electronic products that contain batteries using Ovonic Battery's patented technology.


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

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

      Since May 1, 2000, the Company has issued additional shares of ECD Common Stock due to stock option and warrant exercises. So as to maintain its 20% proportionate interest in the Company, Texaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000, 39,805 shares for approximately $1,078,000 on January 31, 2001, and 20,437 additional shares for approximately $572,000 on May 8, 2001.

      Texaco acquired the ECD Common Stock in a private transaction not involving any public offering under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") of ECD held on February 22, 2001, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:


                                           For           Withheld Authority
                                           ---           ------------------

             Stanford R. Ovshinsky        22,534,352          366,387
             Iris M. Ovshinsky            22,535,182          365,557
             Robert C. Stempel            22,319,939          580,800
             Nancy M. Bacon               22,509,684          391,055
             Umberto Colombo              22,534,938          365,801
             Subhash K. Dhar              22,540,048          360,691
             Hellmut Fritzsche            22,536,494          364,245
             Tyler Lowrey                 22,542,448          358,291
             Walter J. McCarthy, Jr.      22,535,998          364,741
             Florence I. Metz             22,534,563          366,176
             James R. Metzger             22,534,307          366,432
             Stanley K. Stynes            22,538,603          362,136
             William M. Wicker            22,538,252          362,487

      At the Meeting, the stockholders approved a proposal to adopt the 2000 Non-Qualified Stock Option Plan (with 15,208,076 votes for, 963,635 votes against, and 153,302 abstentions).

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 2001 (with 22,833,863 for, 32,742 against, and 28,134 abstentions).


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      A report on Form 8-K was filed on March 7, 2001 reporting that on March 6, 2001 Ovonic Battery had filed suit in federal court in Detroit, Michigan, against Matsushita Battery Industrial Co. Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Energy Conversion Devices, Inc.
                                  ----------------------------------------
                                  (Registrant)



                             By: /s/ Stephan W. Zumsteg
                                 -------------------------------------------
                                 Stephan W. Zumsteg
Date: May 15, 2001               Vice President and Chief Financial Officer
                                 (Principal financial and accounting officer)



                             By: /s/ Stanford R. Ovshinsky
                                 --------------------------------------------
                                 Stanford R. Ovshinsky
Date: May 15, 2001               President and Chief Executive Officer