Form 10-K/A
period 2000-06-30
ENERGY CONVERSION DEVICES INC
filed 2001-08-16
CIK 32878

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

                  Common Stock, $.01 par value per share
                     Warrants to Purchase Common Stock
                    -----------------------------------
                             (Title of Class)

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

        The aggregate market value of stock held by non-affiliates (based upon the closing price of such stock on the NASDAQ National Market System on September 22, 2000) was approximately $604 million. As of September 22, 2000, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 18,396,816 shares of ECD's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                     PART I

Item 1:   Business
------    --------
                                    OVERVIEW

        Energy Conversion Devices, Inc. (ECD) is a technology and manufacturing company, founded by Stanford R. Ovshinsky and Iris M. Ovshinsky, engaged in the invention, engineering, development and commercialization of new materials, products and production technology. Under the direction of Stanford R. Ovshinsky, principal inventor, we have established a leadership role in the development of proprietary materials, products and production technology based on our amorphous materials (Ovonic materials) that are engineered to have chemical and structural disorder at the atomic level.

        We develop Ovonic materials and apply them to the development and commercialization of new products such as nickel metal hydride (NiMH) batteries, thin-film solar (photovoltaic) cell products and phase-change optical memory media. These products have one or more unique chemical, electrical, mechanical or optical properties and superior performance characteristics.

        We have established a multi-disciplinary business, scientific, technical and manufacturing organization to commercialize products based on our technologies. We have developed enabling proprietary technologies in the important fields of:

        Alternative Energy Technology

                Energy Storage
                -     Rechargeable nickel metal hydride, or NiMH, batteries
                -     Ovonic Solid Hydrogen Storage Systems(TM)

                Energy Generation
                -     Ovonic Regenerative Fuel Cells(TM)
                -     Thin-film solar cells and related products

        Information Technology

                -     Ovonic Unified Memory(TM)
                -     Rewritable optical memory technology

        We manufacture and sell our proprietary products ourselves, through our joint venture companies and through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, production of our proprietary materials as well as in designing and building production machinery.

        Our corporate structure and the activities we conduct directly and through our subsidiaries and joint ventures are summarized below:

Energy Storage


   Ovonic Battery Company, Inc.*        ECD --  91.4%
                                        Honda Motor Company, Ltd. (3.2%); Sanoh
                                        Industrial Co., Ltd. (3.2%) and Sanyo
                                          Electric Co. Ltd. (2.2%)
   Batteries

     GM Ovonic, L.L.C.                  General Motors Corporation --  60%
                                        Ovonic Battery Company, Inc. --  40%

     Sovlux Battery, Ltd.               ECD --  50%
                                        Chepetsky Mechanical Plant --   50%
                                          (an enterprise of the Russian
                                          Ministry of Atomic Energy)

     Rare Earth Ovonic Metal Hydride    ECD & Ovonic Battery Company, Inc.-- 19%
     Joint Venture Co. Ltd.             Inner Mongolia Baotou Steel Rare-Earth
                                          High Tech Holding Co. Ltd. -- 75%
                                        American Wako Koeki Corp. -- 6%

     Rare Earth Ovonic High Power       ECD & Ovonic Battery Company, Inc.-- 19%
     NiMH Battery Joint Venture Co.     Inner Mongolia Baotou Steel Rare-Earth
                                          High Tech Holding Co. Ltd. -- 75%
                                        American Wako Koeki Corp. -- 6%

     Rare Earth Ovonic NiMH Battery     ECD & Ovonic Battery Company, Inc.-- 19%
     Electrode Joint Venture Co. Ltd.   Inner Mongolia Baotou Steel Rare-Earth
                                          High Tech Holding Co. Ltd. -- 75%
                                        American Wako Koeki Corp. -- 6%

Energy Generation

   Fuel Cells

     Texaco Ovonic Fuel Cell            ECD -- 50%
      Company LLC                       Texaco Energy Systems -- 50%

   Photovoltaics

     United Solar Systems Corp.*        ECD --  81%
                                        Bekaert Corporation -- 19%

     Bekaert ECD Solar Systems LLC      Bekaert Corporation --  60%
                                        United Solar Systems Corp. --  40%

     Sovlux Co., Ltd.                   ECD --  50%
                                        State Research & Production Enterprise
                                          Kvant and enterprises of
                                          Minatom) -- 50%

Information Technologies

   Ovonic Unified Memory

     Ovonyx, Inc.                       ECD --  41.7%
                                        Intel Corporation; Tyler Lowrey;
                                          private investors -- 58.3%

   Optical Memory

     Ovonic Media, LLC                  ECD --  49%
                                        GE --  51%

-------
* The revenues of these entities are included in our consolidated financial statements.

        Our technologies have been successfully commercialized in products such as NiMH consumer batteries, photovoltaic products and phase-change rewritable optical memory disks. Other of our technologies, such as the Ovonic Regenerative Fuel Cell(TM), our Ovonic Solid Hydrogen Storage Systems(TM) and the Ovonic Unified Memory, require further technical development and the financial resources of our joint venture partners in order to achieve commercial production.

        Manufacturing activities are conducted by using our joint ventures. ECD's principal manufacturing activity consists of machine building by our Production Technology and Machine Building Division. The principal manufacturing activities of Ovonic Battery Company, Inc. ("Ovonic Battery") and GM Ovonic L.L.C ("GM Ovonic") have been battery packs, positive and negative electrodes for NiMH batteries, and hydride materials. United Solar Systems Corp. ("United Solar") and Bekaert ECD Solar Systems LLC ("Bekaert ECD Solar Systems") manufacture photovoltaic products.

        The critical factor to large-scale market penetration of products incorporating our technologies is the manufacturing of such products in sufficient quantities to achieve economies of scale, reduce product cost and deliver to the marketplace products that consumers need and demand.


        Certain technical terms used in this Annual Report are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this
Item 1.

                                MAJOR BUSINESSES

        Our business strategy is to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. We are pursuing our business strategy by seeking to develop and commercialize new products and production technologies based on our proprietary Ovonic materials. We have established joint ventures, licensing arrangements and other strategic alliances with major companies around the world to permit us to achieve our strategic objectives.

        Energy activities, specifically in the areas of energy generation and storage, represent a major element of our business strategy. Environmentally-safe methods of generating and storing energy have become critical in today's world. Our battery technologies, hydrogen storage materials and devices, and photovoltaic technologies have gained worldwide recognition, particularly in light of sustained concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns which may cause international political and economic instability.

        Our information technology activities include our Ovonic Unified Memory
(OUM) which is based on our proprietary electrically-initiated phase-change materials and can have a wide variety of computer and information technology applications. OUM is intended to replace conventional FLASH, DRAM and SRAM semiconductor memory and information processing devices. Our Ovonic phase-change rewritable optical memory technology will be used in the emerging DVD rewritable optical disk systems. The international standards for rewritable DVD media and systems, designed by major optical disk manufacturers, specify the use of our phase-change optical memory technology.

        Revenues for our last three fiscal years in our major business groups were as follows:

                                             2000        1999        1998
                                            -------     -------     -------
                                            (000's)     (000's)     (000's)

         Alternative energy technology
            Energy storage                  $15,757     $23,315     $24,967
            Energy generation                 4,398       2,928       1,412
         Information technologies             4,489       2,616       1,295
         Other
            Machine building                  1,824         348         148
            Services to joint ventures        2,843       2,773       2,114
            Other                               668         992       1,622
                                            -------     -------     -------
            Total Revenues                  $29,979     $32,972     $31,558
                                            =======     =======     =======

        Total revenues from our manufacturing joint venture, GM Ovonic, were 14% and 18% of total revenues in the years ended June 30, 2000 and 1999, respectively. Revenues from another major customer, General Motors Corporation, were 11% and 45% of total revenues in the year ended June 30, 200 and 1999, respectively.

Alternative Energy Technology

Energy Storage.

        Rechargeable Batteries. Using Ovonic materials, our battery subsidiary, Ovonic Battery Company, Inc., has developed the proprietary NiMH battery technology which has achieved recognition by major battery manufacturers throughout the world.

        Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally-hazardous substances. Ovonic NiMH batteries are made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics; electric and hybrid electric vehicles; power tools, utility and industrial applications; and the emerging 36/42 volt starter, lighting and ignition (SLI) automotive applications.

        Our basic patents cover all commercial NiMH batteries. Ovonic Battery has established a dominant patent position in the field of Ovonic NiMH batteries, with 61 issued United States patents and 266 foreign counterparts. There are approximately 10 patents involving our NiMH battery technology which we believe to be important to our licensing activities. These patents have various dates of expiration ranging from 2002 through 2018. Additional United States and foreign patent applications are in various stages of preparation and prosecution. In view of the overall strength of our patent position relating to NiMH batteries, we do not believe that the expiration of our NiMH battery patents that will expire during the next five years will have a material adverse effect on our business.

        Ovonic NiMH batteries are manufactured and sold throughout the world by major international companies under licensing and joint venture arrangements. Ovonic Battery also produces the metal hydride negative electrodes and nickel hydroxide positive electrode materials for sale to its licensees, including its GM Ovonic joint venture. During the fiscal year ended June 30, 2000, Ovonic Battery produced negative electrodes and positive electrode materials for sale to certain licensees for assembly into complete batteries for consumer and propulsion applications. It also has produced batteries for electric vehicle
(EV) and hybrid electric vehicle (HEV) applications engineered and designed for volume production.

        Our royalty-bearing NiMH battery licenses provide for upfront nonrefundable license fees of up to $5 million paid to us at the time the license agreement is entered into. A license fee of $3 to $5 million, depending on factors such as geographical scope and fields of application, requires licensees to pay us a royalty of .5% (for consumer batteries) or 3% (for propulsion batteries) of the selling price of NiMH batteries. Licensees of NiMH batteries are granted nonexclusive, royalty-bearing licenses under our consumer NiMH battery patents, and, in the case of certain licensees, our battery technology, to make, have made, use, sell, lease or otherwise dispose of NiMH batteries. Certain licensees have paid upfront, nonrefundable license fees of less than $3 million, but are required to pay royalty rates higher than .5% or to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. We acquired our ownership interest in these joint ventures by the contribution of patents or technology (or both). These licenses do not require the payment of royalties and, depending on the scope of the license, may not require the payment of upfront nonrefundable license fees.

        All licenses can be terminated by us if the licensee fails to make royalty payments. The licenses also can be terminated by the licensee should the licensee determine the license is unnecessary; however, the licensee's rights to make NiMH batteries under our patents would also terminate. Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one-year periods. Based upon our present NiMH battery patent portfolio, we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2018.

        We are currently focusing on four principal battery markets:

        -      portable electronics and consumer applications;
        - EV, HEV, fuel cell electric vehicle (FCEV) and fuel cell hybrid electric vehicle (FCHEV) batteries for propulsion in vehicles and light trucks;
        -      electric and hybrid electric buses and trucks;
        -      two- and three-wheeled electric vehicle propulsion.

These batteries can also serve industrial applications such as portable power tools, utility applications, industrial uses, energy storage for remote power generation and battery- operated industrial equipment. We also are exploring the next generation of 36/42 volt SLI batteries in conventional automotive applications which will require batteries with high performance at higher voltages.

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

        Ovonic Battery has licensing arrangements with many of the world's largest battery manufacturing companies. Its proprietary battery technology has been licensed for consumer battery applications to Toshiba Battery Co., Ltd. and Sanyo Electric Co., Ltd., (leading Japanese companies); GP Batteries International Limited (GP Batteries) (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG; Sovlux Battery Co. Ltd., our joint venture in Russia; Harding Energy Inc.; Moltech Power Systems, Inc. (formerly Eveready Battery Company, Inc.); Walsin Technology Corporation and Nan Ya Plastics Corporation (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; Samsung Electronics Co., Ltd. and LG Chemical, Ltd., leading Korean companies; Canon Inc., Hitachi Maxell, Ltd., Furukawa Battery Co., Ltd. and Matsushita Battery Industrial Co., Ltd. (MBI), all leading Japanese companies. In addition, the Ovonic battery technology is being used in consumer battery applications by another consumer battery manufacturer based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. (Saft Group) and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

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

        We have entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh Industrial Co., Ltd. and Nan Ya.

        Sanoh, a licensee in Japan, has expanded its production of NiMH batteries for two-wheeled electric vehicle applications at its plant in Koga, Japan. Among Sanoh's customers are large manufacturers of electric scooters and bicycles such as Honda Motor Company, Ltd. who has announced plans to introduce new products.

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

        Sovlux Battery. In March 1998, we announced the formation of Sovlux Battery, an affiliate of Sovlux, our U.S.-Russian joint venture. Sovlux Battery, owned 50% by us and 50% by the Chepetsky Mechanical Plant in Glazov, Russia, plans to produce NiMH battery materials and components for sale to Ovonic Battery and its licensees. In the longer term, Sovlux Battery expects to manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia. Our contribution to Sovlux Battery in return for our 50% interest consisted of licenses, know-how and proprietary technology.

        The availability of abundant Russian raw materials for the battery, Chepetsky's alloy processing and production expertise, and joint collaboration on battery research and development could provide the potential for substantial reductions in the cost of Ovonic Battery's proprietary NiMH batteries.

        Other Battery Applications. Several licensees of Ovonic NiMH battery technology, such as Sovlux, Canon and GM Ovonic, have been granted rights to manufacture and sell large batteries for energy storage applications for electricity generated by photovoltaic, remote power generation, utility applications and battery-operated industrial equipment. There are numerous other applications for Ovonic NiMH batteries where portable energy storage is required or convenient.

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

        We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology which stores hydrogen in a solid metal matrix at low pressure. Compared to high pressure compressed gas or liquification, our Ovonic Solid Hydrogen Storage Systems(TM) technology is capable of storing 103 grams of hydrogen per liter. Our advanced hydride materials have been shown to store up to 7% hydrogen by weight, or the equivalent of 780 standard liters of hydrogen per kilogram of hydride materials. We have a basic patent position in the metal hydride field with 74 U.S. and 214 foreign patents applicable to hydrogen energy storage.

        Some of the more fundamental patents applicable to our nickel metal hydride battery technology also provide us with a proprietary position in our solid hydrogen storage in metal hydride materials technology. We do not believe that the expiration of any patent applicable to our solid hydrogen storage materials technology during the next five years will have a material adverse effect on our business.

        Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, we are currently designing compact hydrogen storage canisters that can store hydrogen to operate lawnmowers, garden equipment, power generators or even barbecue grilles.

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

        Our Ovonic Solid Hydrogen Systems(TM) technology requires further technical and product development as well as financial resources to reach commercial product status.

        We are completing a development program, under a cost-sharing contract awarded by the U.S. Department of Commerce through its National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP), relating to metal hydride materials for use in NiMH batteries and our Ovonic Solid Hydrogen Storage Systems(TM).

        Under a DOE-sponsored program, we are developing an integrated renewable hydrogen-generation storage system. This system uses water electrolysis to convert the electricity produced by our multi-junction photovoltaic products to hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. The system is being designed for residential or small-scale commercial production of hydrogen which can be used to replace conventional fuels as sources of energy conversion. This program commenced in May 1997 and is currently scheduled to be completed in August 2001. This contract is a standard R&D cost-sharing contract, which requires us to bear 50% of the overall costs of this program, with standard termination provisions. We expect to recognize revenue of approximately $2 million during the term of this contract. We retain the technology rights for any inventions or other discoveries under this program. DOE has so- called "march-in rights" under standard government contracts of this type to use, or have others use, this technology on a royalty-free basis under certain conditions.

Energy Generation.

        Ovonic Regenerative Fuel Cells(TM). On September 21, 2000, we and Texaco Energy Systems, Inc. (TESI) formed a joint venture, Texaco Ovonic Fuel Cell Company, LLC (Texaco Ovonic Fuel Cell) to further develop and advance the commercialization of the Ovonic Regenerative Fuel Cell(TM) technology. TESI is a wholly-owned subsidiary of Texaco and is focused on commercialization efforts in fuel cells and other advanced energy technologies, including the development of viable fuel-processing technology for fuel cells. We and TESI each own 50% of Texaco Ovonic Fuel Cell. The initial funding of Texaco Ovonic Fuel Cell from TESI for initial product and market development is approximately $40 million. Our contribution to Texaco Ovonic Fuel Cell in return for our 50% interest consisted of licenses, know-how and proprietary technology.

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

        Most of the patents applicable to our NiMH battery technology are also applicable to our Ovonic Regenerative Fuel Cell(TM) technology. These patents have various dates of expiration ranging from 2002 through 2018. We do not believe that the expiration of any patent applicable to Ovonic Regenerative Fuel Cell(TM) technology during the next five years will have a material adverse effect on our business.

        The principal differences between PEM fuel cells and Ovonic Regenerative Fuel Cell(TM) technology lie in the costs of materials required to make each, the processes by which they operate and in operating temperature ranges. PEM fuel cells require platinum in the electrodes and a costly proton exchange membrane. The Ovonic Regenerative Fuel Cell(TM), by contrast, will require no costly precious metal in its electrodes and no membrane. By using a hydrogen storage material, a metal hydride, as an electrode, the Ovonic Regenerative Fuel Cell(TM) will provide immediately-available hydrogen as fuel, thus providing instant start capability with no lag time between start-up and availability of electricity. Further, the Ovonic Regenerative Fuel Cell(TM) will be able to accept incoming electrical energy, such as from regenerative braking, the effect of which is to cause further hydrogen fuel to be stored within the hydrogen storage electrode thereby becoming available as fuel. The PEM fuel cell has no such ability for storage of hydrogen to make it immediately available as fuel. Additionally, a PEM fuel cell's operating temperature is in the narrow 60(degree)C - 80(degree)C range while the Ovonic Regenerative Fuel Cell(TM) is able to operate anywhere within the range of about -20(degree)C - +120(degree)C.

        The Ovonic Regenerative Fuel Cell(TM) technology is being developed for commercial use in a full range of stationary and portable power applications, which can eliminate dependence on electricity supplied through grid distribution or portable fossil-fuel-powered generators. Our fuel cell also has the potential to deliver high efficiency levels, a wide operating temperature range, and instant start capability. Its ability to store energy during braking makes it ideal for vehicle applications.

        Our Ovonic Regenerative Fuel Cell(TM) technology requires further technical and product development and the financial resources of our joint venture partner, TESI, to reach commercial product status.

        Photovoltaic Technology. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. We originated the continuous web, multilayer, large- area thin-film amorphous silicon (a-Si) technology, and, together with our joint venture,

United Solar Systems Corp., are leaders in thin-film amorphous photovoltaic technology. We have invented a unique proprietary approach in materials and to the manufacture of thin-film photovoltaic products. Compared to PV products that are produced by other PV technologies, our PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. We believe that in large volume (100 megawatts) production, our PV products can become price competitive to conventional fuels. Our proprietary position in photovoltaic technology ranges from the invention of materials and the development of products to the design and manufacture of production equipment. We and United Solar have more than 173 U.S. patents and numerous foreign counterpart patents in the area of photovoltaic technology.

        Because many of our patents are so broad and because our patent portfolio is so extensive, we do not consider the expiration of any patent applicable to PV technology to be material. In view of the overall strength of our patent position relating to PV technology, we do not believe that the expiration of our PV technology patents that will expire in the next five years will have a material adverse effect on our business.

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

        There are other thin-film technologies for producing solar cells using materials such as cadmium and selenium which are not environmentally friendly and require that care be taken with the products using such materials during manufacturing and after sale. These other thin-film technologies, as well as crystalline silicon technology, have not been applied in a continuous roll-to-roll manufacturing process which does not employ a step-and-repeat batch process.

          Using our proprietary thin-film, vapor-deposited a-Si alloy materials, we have developed proprietary technology to reduce the materials cost in a solar cell. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 100 times less, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar's PV products can be very lightweight, flexible and abuse-tolerant. They do not break during shipping, are particularly easy to transport to remote rural areas, thus saving shipping costs, and can be installed without breakage.

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

        We have advanced our pioneering work in amorphous silicon alloy photovoltaic through United Solar and hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory (NREL). Conversion efficiency is the percentage of sunlight that is converted into electricity. United Solar has achieved a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterized in 1994 as a major breakthrough. United Solar holds the world records for amorphous silicon alloy photovoltaic cells, including solar-to-electricity stabilized efficiency of 13% for small-area amorphous silicon alloy photovoltaic cells.

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

        We have formed joint ventures to manufacture PV modules and systems and to sell them throughout the world.

        In April 2000, we entered into a strategic alliance with N.V. Bekaert S.A., a leading worldwide manufacturer of steel wire, steel wire products and steel cord, and a fast- growing manufacturer of advanced materials. Bekaert's market and technological leadership is based on metal-forming and a wide range of coating technologies. It is based in Kortrijk, Belgium, with over 70 production centers worldwide and a workforce of 17,000 employees.

        As part of our alliance, Bekaert acquired the shares in United Solar formerly held by Canon and we formed a new joint venture company, Bekaert ECD Solar Systems LLC, which will assemble PV modules, provide systems integration and market and sell PV products. Bekaert now holds a 19% interest in United Solar. Bekaert ECD Solar Systems is owned 40% by United Solar and 60% by Bekaert.

        Bekaert's total investment commitment relating to our strategic alliance is $84 million, which includes $24 million which was provided to ECD as partial payment to purchase Canon's stock in United Solar and an investment of $60 million in United Solar and in Bekaert ECD Solar Systems. All of this investment is expected to be funded by the end of calendar year 2001 except for the last $12 million which will be funded before 2004. A portion of the funds invested by Bekaert in United Solar will be used to purchase new manufacturing equipment, which we will supply, with an annual capacity of 25 megawatts.
A portion of the investment in Bekaert ECD Solar Systems will be used to implement an expanded sales and marketing program for PV products. Our contribution to United Solar in return for our ownership interest consisted of licenses, know-how and proprietary technology.

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

        United Solar is also building on ECD's development of ultralight weight PV technology and developing PV products for space applications. The global telecommunications revolution is expected to result in the launch of large constellations of low earth orbit satellites and high altitude platforms in the next decade which will require
                                      -18-
lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells, initially developed by ECD, are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter than conventional technologies as well as less expensive.

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

        Sovlux has conducted pre-production activities consisting of manufacturing plant preparation and machinery optimization. It has manufactured PV products; however, it has not been able to commence volume production of photovoltaic products due to current economic conditions in Russia.

        For more than 13 years, ECD has been engaged in research contracts awarded by the DOE and NREL aimed at further development of high-efficiency amorphous silicon- based alloy thin-film solar cells, improvement of photovoltaic manufacturing technologies, and the development and demonstration of photovoltaic systems to be used in rooftop construction in lieu of conventional shingles and other roofing materials.

        In June 1998, we were awarded a three-year cost-sharing program by DOE and NREL to further advance our proprietary roll-to-roll PV manufacturing technology. This
                                      -19-
program is part of the DOE's ongoing initiatives to enhance U.S. leadership in the world PV market through improved PV manufacturing processes and reduced manufacturing costs.

Information Technologies.

        We have developed a number of key proprietary products and processes in the field of information technology.

        Ovonic Unified Memory. On the basis of our pioneering technology, we developed the first nonvolatile semiconductor memory, the Ovonic Electrically Erasable Programmable Read Only Memory, for computer data storage in the 1960s. We have advanced and extended that early work and have developed a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices, called Ovonic Unified Memory (OUM).

        In January 1999, we and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance (a corporation was formed on June 23, 1999), Ovonyx, Inc. (initially owned 50% by ECD and the balance owned by Mr. Lowrey together with an affiliate of Mr. Lowrey), to commercialize OUM. Our contribution to Ovonyx, in return for our ownership interest, consisted of licenses and proprietary technology. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. As a result, we currently own 41.7% of Ovonyx.

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

        Another application of OUM is intended for use in the rapidly growing FLASH memory market. FLASH memory is used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Another important application of Ovonic memory and the Ovonic Threshold Switch can provide a basis for practical, highly complex, three-
                                      -20-
dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition. Because OUM memory can provide the capability to store more than one bit of information per memory cell, it can allow the fabrication of semiconductor memory with high storage density. An application under development is the use of OUM in electronic cash and smart card systems that require information to be stored in an encrypted, secure and tamperproof manner.

        In November 1999, Ovonyx and Lockheed Martin Space Electronics & Communications entered into a royalty-bearing agreement to commercialize the OUM technology to replace FLASH, DRAM, FPGA and other electronic devices in radiation-hardened space and military applications.

        Our OUM technology requires further technical development and financial resources to reach commercial product status.

        Optical Memory. We are the inventor and originator of phase-change rewritable optical memory disk technology. Our Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disks, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (1,000 in the case of CD-RW and 500,000 in the case of DVD- RAM).

        We have licensed our phase-change rewritable optical memory technology to 13 companies and expect to license others who are developing phase-change optical memory products. Among our licensees are Matsushita/Panasonic, Ricoh, Sony, Toshiba, Asahi, Hitachi, Plasmon, Toray, TDK and Teijin.

        Our rewritable phase-change optical memory licenses provide for an advance royalty payment of $25,000 paid to us at the inception of the license agreement. Generally, licensees pay us a royalty of 1-1/2% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. The licenses can be terminated by us if the licensee fails to make royalty payments or can be terminated by the licensee, in which event the licensee's rights to make optical memory disks under our patents would also terminate. The term of the license agreements extends as long as the patents are in force. Our present portfolio of patents covering rewritable optical memory products does not expire until 2011.

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

        Following the successful development of technology under a NIST ATP project, we and General Electric, through its GE Plastics business unit, formed a strategic alliance in March 2000, the first activity of which was the creation of a joint venture, Ovonic Media, LLC. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture. We received a multi-million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

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

        Optical Films. Another important application for transparent thin-film coatings which are deposited using our cost-effective roll-to-roll production technologies is in thin-
                                      -22-
film optical coatings which selectively absorb, reflect or transmit certain types of electromagnetic radiation. These coatings have a wide range of commercial applications--from anti-glare screens for computer and television displays to solar-controlled windows for architectural and automotive applications. In February 1999, we received a contract from Southwall Technologies, Inc. to build proprietary large-area MPCVD equipment. In July 2000, our Production Technology and Machine Building Division delivered the large area roll-to-roll MPCVD machine to Southwall. This is the first commercial machine utilizing our passive coatings technology, and is expected to provide a platform for commercialization of our passive coatings technology and related equipment.

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

        As of June 30, 2000, the amount of future revenues we were entitled to receive under contracts with government agencies totaled approximately $6.5 million, $1.5 million of which was not funded by the government as of June 30, 2000. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. The Company's government contracts, which have partially funded development of limited portions of certain areas of the Company's technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by the Company under such contracts.

        The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2000. All of our research and development costs are expensed as incurred.

                             Direct Research and Development Expenditures

                                            Year Ended June 30,
                                 -----------------------------------------
                                     2000          1999           1998
                                    ------        -------        ------

Sponsored by licensees,          $ 8,333,348    $14,403,073    $12,464,256
   government agencies
   and industrial partners

Sponsored by us                   11,863,416      8,381,514      8,782,943
                                 -----------    ------------   -----------
                                 $20,196,764    $22,784,587    $21,247,199
                                 ===========    ===========    ===========


                  SOURCES AND AVAILABILITY OF RAW MATERIALS

        Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on our manufacturing operations. The key raw materials used in our business are metals, primarily nickel, titanium, manganese and cobalt and stainless steel; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane, disilane and germane; and polymer materials.

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

        Three patents, which we consider to be important to our business, will expire during 2001 and 2002; however, we do not expect the expiration of these patents to adversely affect our business prospects. Because we have generated other patents which broadly cover our business, we believe that our proprietary patent position will be sustained notwithstanding the expiration of these patents.

        We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which have been resolved in our favor prior to trial.

                           CONCENTRATION OF REVENUES

        See Note B of the Notes to Consolidated Financial Statements on page 70 of this Report.

                                  BACKLOG

        Our backlog of orders as of August 31, 2000 for battery packs, electrodes and machine-building contracts is $66,121,000. The backlog at August 31, 1999 was $2,871,000 for battery packs, electrodes and machine-building contracts. We expect to recognize $24,715,000 of backlog in 2001.

                                COMPETITION

        Because each of our technologies has the potential to replace certain existing energy storage, energy generation and information technology products, competition for products based on our technologies comes from new technologies, improvements to current technologies and improved products from current technologies.

        We also compete with companies that currently manufacture and distribute products based on well-established technologies in the fields of energy generation and storage and information technology. Some of the firms with which we compete are among the largest industrial companies in the world. Many of our competitors have established product lines, extensive financial, manufacturing and marketing resources, and large research and development staffs and facilities.

        We believe our success will depend primarily on our ability to apply our technologies to the development and production of proprietary products and production technologies that offer significant advantages in performance, efficiency, cost and environmental friendliness over competing products and technologies. We expect to maintain our competitive position by diligently prosecuting patents, designing innovative applications for our technologies, removing costs from our technology applications, developing volume manufacturing processes, and continuing to form strategic relationships with leading companies.

        Many of our technologies, such as those in the field of energy generation and storage, compete with well-established existing technologies. There are likely to be substantial transition costs incurred in switching from existing technologies to new technologies in these fields. Until we are able to achieve cost reductions through increased production volumes, the costs to produce products based on our technologies may also be significantly higher than the cost of products based on existing technologies. These factors may combine to provide companies offering products based on existing technologies with a competitive advantage.

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

        We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

       - we may be unable to continue to protect and maintain the proprietary nature of our technology, or to convince others of the necessity of licensing our technology without litigation;

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

Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

Thin Film - a very thin layer of material formed on a substrate.

Item 2:  Properties
------   ----------

        A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery and United Solar, follows:



                                                      Number of
               Location                              Square Feet
               --------                              -----------

               ECD:
               1675 West Maple Road, Troy, MI          31,550
               1050 East Square Lake Road, MI          11,000
               1621 Northwood, Troy, MI                27,480


               Ovonic Battery:
               1864 Northwood, Troy, MI                12,480
               1826 Northwood, Troy, MI                12,480
               1707 Northwood, Troy, MI                27,400
               1334 Maplelawn, Troy, MI                28,100
               1414 Combermere, Troy, MI                9,870


               United Solar:
               1100 West Maple Road, Troy, MI          47,775
                                                       ------

               TOTAL                                  208,135
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

      Below is the reported high and low price on the NASDAQ National Market System for our Common Stock for the following quarters:

                       For the Fiscal Year Ended June 30
                            (in Dollars Per Share)


                                2001                2000              1999
                          ----------------    ---------------   ----------------

                            High     Low       High     Low       High     Low
                            ----     ---       ----     ---       ----     ---
First Quarter             $40.375  $22.063    $15.00  $ 9.188   $10.250  $ 5.188
(through Sept. 22,
2000)

Second Quarter                                $11.313 $ 8.00    $ 8.125  $ 4.625

Third Quarter                                 $31.438 $ 9.00    $12.938  $  7.50

Fourth Quarter                                $27.375 $11.50    $10.50   $ 7.625



      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      During the fiscal year ended June 30, 2000, we issued the following securities to the following parties for the consideration noted. In each case, the offering was to an extremely limited number of persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Party/ies          Security Issued  Number of Securities   Consideration
---------          ---------------  --------------------   -------------

Canon              Common Stock     700,000 shares         Partial consideration
                                                           valued at $12,758,000
                                                           for purchase of
                                                           Canon's interest in
                                                           United Solar

Texaco            Common Stock      3,74,800 shares        $67,370,400

7 members of      Common Stock      3,542 shares           Services rendered
our Board of                                               valued at approxi-
Directors                                                  mately $35,000

EV Global Motors  Common Stock      49,888 shares          Cashless exercise of
                                                           133,658 warrants
                                                           valued at approxi-
                                                           mately $2,000,000

GE Plastics       Warrants to       400,000 warrants      $400,000
                  acquire Common
                  Stock

      During the fiscal year ended June 30, 2000, we issued 28 shares of our Common Stock to one person for no consideration pursuant to their exchange of certain Convertible Investment Certificates for Common Stock. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act, for an exchange of securities with an existing security holder exclusively, where no commission or other remuneration is paid for soliciting such exchange.

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

      If Texaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, Texaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice shall terminate. William M. Wicker and James R. Metzger, directors of ECD, are respectively Senior Vice President and Vice President and Chief Technology Officer of Texaco.

Item 6:  Selected Financial Data
------   -----------------------

        Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                          June 30,
                                     ------------------------------------------------------------------------------
Revenues:                                2000             1999             1998            1997            1996
---------                            -------------    -------------    ------------    ------------    ------------

Product sales                        $   6,892,355    $  4,524,238    $  9,858,343    $ 14,897,144    $ 14,828,133
Royalties                                3,440,164       2,735,622       2,485,981       1,394,872       1,321,117
Revenues from product development
  agreements                            10,418,985      17,240,615      14,321,416       5,738,877       7,349,195
Revenues from license and other
  agreements                             3,138,000       4,753,995       1,701,134       5,828,648      12,524,262
Other                                    6,089,581       3,717,826       3,190,707       1,718,933       1,289,667
                                     -------------    ------------    ------------    -------------   ------------

     TOTAL REVENUES                     29,979,085      32,972,296      31,557,581      29,578,474      37,312,374
                                     -------------    ------------    -------------   ------------   -------------

Net Income (Loss)                    $ (16,656,128)   $(13,777,589)   $(16,664,999)   $(17,954,612)  $   1,054,269
                                     ==============   =============   =============   =============  =============

Basic Net Income (Loss) per
  Common Share                       $       (1.16)   $      (1.06)   $      (1.50)   $      (1.67)  $         .11

Diluted Net Income (Loss) per
  Common Share                       $       (1.16)   $      (1.06)   $      (1.50)   $      (1.67)  $         .10

At year end:
 Cash and Cash Equivalents           $  44,592,017    $  19,076,983   $  25,786,112   $ 14,270,145   $  23,773,742
  Investments                        $  44,723,500    $      -        $      -        $     -        $      -
 Total Assets                        $ 148,905,642    $  39,807,998   $  51,360,816   $ 37,729,097   $  57,129,439
 Long-Term Liabilities               $  20,059,353    $   2,679,936   $   3,967,496   $    585,795   $   1,853,728
 Working Capital                     $  89,789,457    $  18,438,953   $  29,800,158   $ 23,161,108   $  43,524,927
 Stockholders' Equity                $  98,776,560    $  23,188,627   $  34,815,346   $ 26,418,659   $  43,734,040



Item 7:  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
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

        The Company had a net loss in the year ended June 30, 2000, of $16,656,000 compared to a net loss of $13,778,000 for the year ended June 30, 1999. The change resulted primarily from a reduction in revenues to $29,979,000 in 2000 from $32,972,000 in 1999 and a $52,000 decrease in operating expenses. Ovonic Battery's revenues decreased to $16,365,000 in 2000 from $25,687,000 in 1999. The change in revenues in 2000 was due to changes in revenues from our major customers. The total revenues received from our joint venture, GM Ovonic, was reduced from 18% of total revenues in 1999 to 14% of total revenues in 2000 due to the fact that, in 2000, GM Ovonic, which is not included in ECD's consolidated financial statements, began to manufacture its own positive electrodes. Revenues from another major customer, General Motors, decreased from 45% of total revenues in 1999 to 11% of total revenues in 2000. This decrease was due to the conclusion in 2000 of the Company's product development program with GM. Partially offsetting these reductions were a $3,928,000 increase in ECD's revenues, primarily from machine building and revenues from product development agreements, and the inclusion of United Solar's results after April 11, 2000.

        The change in revenues primarily resulted from lower revenues from license and other agreements ($1,616,000) and revenues from product development agreements ($6,822,000) partially offset by higher product sales ($2,368,000) and royalties ($705,000). Revenues from license agreements include $1,778,000 from a license agreement with Toshiba Battery Company Ltd., $1,000,000 from Sanyo Electric Co., Ltd. and $360,000 from Japan Storage Battery Co., Ltd., compared to a $4,400,000 license fee in 1999 from Sanyo. Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Revenues increased by $2,372,000 to $6,090,000 in the year ended June 30, 2000 from $3,718,000 in the year ended June 30, 1999. This increase was due to revenues of $2,686,000 from Ovonyx, Inc. and $1,098,000 from Bekaert ECD Solar Systems LLC,
                                      -37-
partially offset by lower billings to GM Ovonic. The revenues from Ovonyx relate to personnel, facilities and miscellaneous administrative and laboratory services provided by the Company beginning in January 1999. Revenues from GM Ovonic are lower because we were leasing fewer of our employees to GM Ovonic.

        The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride
(NiMH) battery technology have led to a new family of batteries not only for hybrid electric vehicles (HEVs), electric vehicles (EVs) and fuel cell electric vehicles (FCEVs), but also for a new universal battery platform that has included a much-needed addition to the starter, lighting and ignition battery field where especially high voltages are required. ECD's continued investments in its battery, solid hydride, and fuel cell development programs, as well as its activities at United Solar and Bekaert ECD Solar Systems are all reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2000 losses. In addition to the loss from operations, the Company incurred other expense (net) of $721,000 in the year ended June 30, 2000, compared to other expense (net) of $784,000 in the same period in the prior year.

        Product sales, consisting of positive and negative battery electrodes, battery packs, machine building and photovoltaic products (for United Solar since April 11, 2000), increased 52% to $6,892,000 in the year ended June 30, 2000 from $4,524,000 in the year ended June 30, 1999. Battery pack sales increased 41% to $1,493,000 in 2000 from $1,060,000 in 1999 and machine-building revenues increased 424% to $1,824,000 in 2000 from $348,000 in 1999. The machine-building revenues in both years related to a contract to build large-area deposition equipment, which was accounted for using percentage-of-completion accounting and for which work was primarily completed during 2000. Battery pack sales increased due to orders from customers primarily related to evaluation of battery packs for possible use in their products. Sales of negative and positive electrodes decreased $1,753,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Photovoltaic sales for the period from April 11, 2000 (the date United Solar was consolidated) through June 30, 2000 were $2,212,000.

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

        Revenues from product development agreements decreased 40% from $17,241,000 in the year ended June 30, 1999 to $10,419,000 in the year ended June 30, 2000. There were increases in revenues from the Shell Hydrogen program (which concluded in 2000) ($750,000 in 2000 compared to none in 1999) and the hydrogen storage program with the Department of Energy (DOE) ($781,000 in 2000 compared to $191,000 in 1999). These increases in 2000 were more than offset by decreases in revenues resulting from completing programs, after having successfully met program objectives, with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,002,000 in 2000 compared to $8,039,000 in 1999) and with the National Institute of Standards and Technology (NIST) for a new, low-cost manufacturing system for DVDs based on ECD's proprietary phase-change optical memory technology ($3,883,000 in 2000 compared to $5,606,000 in 1999), which resulted in establishing a new joint venture, Ovonic Media LLC, with General Electric. Contracts with DOE and National Renewable Energy Laboratory (NREL) in photovoltaics also had decreased revenues ($1,733,000 in 2000 compared to $2,928,000 in 1999). This net decrease in photovoltaics revenues was due to decreased revenues ($551,000) from contracts which had been completed in 1999 and had no revenues in 2000, decreased revenues ($719,000) from contracts which were completed in 2000, reduced revenues ($470,000) from a contract with a lower level of funding in 2000, partially offset by increased revenues ($545,000) from contracts which were new or had increased funding in 2000. (See Note B - Notes to Consolidated Financial Statements.)

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

        Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Revenues increased by $2,372,000 to $6,090,000 in the year ended June 30, 2000 from $3,718,000 in the year ended June 30, 1999. This increase was due to revenues of $2,686,000 from Ovonyx and $1,098,000 from Bekaert ECD Solar Systems, partially offset by lower billings to GM Ovonic. The revenues from Ovonyx relate to personnel, facilities and administrative and laboratory services provided by the

Company beginning in January 1999. Revenues from GM Ovonic are lower because we were leasing fewer of our employees to GM Ovonic.

        The $1,788,000 increase in cost of product sales in the year ended June 30, 2000 results from the $2,368,000 increase in product sales. The reduced loss on product sales from $3,612,000 to $3,032,000 is a result of improved quality control of the manufacturing process and the achievement of ISO 9002 certification. While the Company has taken significant steps to reduce costs, the low sales volume, primarily of negative electrodes, combined with high fixed costs, result in the loss on product sales. The Company has continued its development of advanced electrode materials to be introduced to its customers.

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

        The increase in operating, general and administrative expenses from $6,930,000 in the year ended June 30, 1999 to $8,717,000 in the year ended June 30, 2000 was due to the fact that United Solar's operating, general and administrative expenses ($682,000) were included in the Company's consolidated financial statements effective April 11, 2000. In addition, $1,098,000 of the increase was due to decreased allocations to cost of revenues from product development agreements and $220,000 of the increase was due to increased depreciation expenses in 2000.

        Other expense (net) was $784,000 in the year ended June 30, 1999, compared to other expense (net) of $721,000 in the year ended June 30, 2000. Due primarily to better operating performance at United Solar (expenses at United Solar were reduced by $1,353,000 on flat revenues), the Company incurred reduced charges for equity losses of $2,463,000 in 2000 compared to $3,660,000 in 1999. As required under GAAP, the Company recorded losses representing the Company's share of the losses of United Solar (prior to April 11, 2000) and Bekaert ECD Solar Systems regardless of the value of these investments. Also, included in other expense (net) in 2000 is $182,000 of income for minority interest share of losses related to Bekaert's share of United Solar's losses. (See NOTES A and D of Notes to Consolidated Financial Statements for further discussions of United Solar and the Company's accounting for United Solar). Also, interest income increased to $1,576,000 in 2000 compared to $1,187,000 in 1999. In

1999, a $1,970,000 gain was recognized related to the sale of Ovonic Battery Company, Inc. (Ovonic Battery) stock to Sanyo.

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

        While the Company experienced an overall increase in revenue in 1999 as compared to 1998, it did experience a decrease in total revenue received from one of its major customers, GP Batteries. This decrease from 23% of total revenue in 1998 to less than 10% in 1999 was due to the fact that GP Batteries began to manufacture its own negative electrodes in 1999.

        Product sales, consisting of positive and negative battery electrodes, battery packs and machine building, decreased 54% to $4,524,000 in the year ended June 30, 1999 from $9,858,000 in the year ended June 30, 1998. Sales of negative and positive electrodes decreased $6,179,000 in 1999 due to reduced sales to two of the Company's largest customers. As previously noted, GP Batteries, a licensee of the Company, began in 1999 to manufacture its own negative electrodes rather than purchasing them from the Company. This resulted in a reduction in sales of $6,625,000 to this customer in 1999. In addition, our joint venture, GM Ovonic, which is not included in ECD's consolidated financial statements, began in 1999 to manufacture its own positive electrodes rather than purchasing them from the Company. This resulted in a reduction in sales of $987,000 to GM Ovonic in 1999. Battery pack sales increased 156% from $414,000 to $1,060,000 in 1999. Revenues from machine building were $348,000 in 1999, compared to $148,000 in 1998. The Company received a contract to build large-area microwave deposition equipment in February 1999 and recognized revenue of $330,000 in connection with this contract.

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

        Revenues from product development agreements increased 20% to $17,241,000 in the year ended June 30, 1999 from $14,321,000 in the year ended June 30, 1998 due to substantially increased revenues from a program with General Motors to develop batteries for electric and hybrid electric vehicle applications ($8,039,000 in 1999 compared to $6,995,000 in 1998) and from contracts with NIST in the Company's battery and optical memory technologies ($5,606,000 in 1999 compared to $1,797,000 in 1998). Revenues from product development agreements for ECD's photovoltaic technology increased 107% to $2,928,000 in the year ended June 30, 1999 from $1,412,000 in the year ended June 30, 1998. In 1998, there were certain adjustments which reduced revenues to reflect a change in estimate based on information received by the Company pertaining to certain customers and contracts. $990,000 of the adjustment related to years prior to 1998. (See NOTE B - Notes to Consolidated Financial Statements.)

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

        Other revenues increased by $527,000 (or 17%) to $3,718,000 in the year ended June 30, 1999, from $3,191,000 in the year ended June 30, 1998 primarily due to increased billings in 1999 for work performed for Ovonic Battery licensees and for additional work performed by ECD's Production Technology and Machine Building Division.

        The Company incurred expenses of $29,243,000 ($17,361,000 funded and $11,882,000 unfunded) in the year ended June 30, 1999 for product development compared to expenses of $27,031,000 ($15,606,000 funded and $11,425,000 unfunded) in the year ended June 30, 1998. The expenditures were primarily for continued
                                      -42-
development of the Company's "family of batteries" products as well as work performed on the OUM program. The increased expenses of $2,212,000 for product development were offset by the $2,919,000 increase in revenues from product development agreements.

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

        Other income (net) of $180,000 in the year ended June 30, 1998 compared to other expense (net) of $784,000 in the year ended June 30, 1999. The $964,000 reduction was due to a $3,660,000 expense (versus $384,000 in 1998) representing the Company's equity in the net loss in its investment in United Solar (the Company first made a cash investment in United Solar in May 1998; therefore, the 1998 loss represents ECD's one-month share of United Solar's losses while 1999 represents a full year) and higher interest expense, partially offset by a $1,970,000 gain on the sale of Ovonic Battery stock in 1999 and higher interest income. This $3,660,000 expense is related to ECD's cash investments in United Solar's future growth.

        The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.


                        Liquidity and Capital Resources

        As of June 30, 2000, the Company had unrestricted consolidated cash, cash equivalents, investments and accounts receivable (including $8,893,000 of amounts due from related parties) of $105,381,000, an increase of $78,584,000 from June 30, 1999. As of June 30, 2000, the Company had consolidated working capital of $89,789,000 compared with a consolidated working capital of $18,439,000 as of June 30, 1999.

         During the year ended June 30, 2000, of the Company's $89,316,000 cash, cash equivalents and investments, the Company purchased $44,673,000 of investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

        The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products. Over the past several months, the Company has entered into a number of historic business agreements bringing the Company's short-term cash reserves to approximately $90 million and having a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technologies which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations listed below, which form the basis of a fundamental restructuring of the Company. Highlights are:

        - On May 2, 2000, ECD and Texaco announced that Texaco purchased a 20 percent equity position in the Company for $67.4 million and Texaco and ECD intend, as soon as practicable, to enter into joint ventures to promote the development and commercialization of Ovonic Solid Hydrogen Storage Systems(TM) and Ovonic Regenerative Fuel Cell(TM) technology. ECD will provide each venture with a license of ECD's intellectual property relating to the respective field and Texaco will provide funding to some agreed level.

        - On September 21, 2000, ECD and Texaco Energy Systems, Inc. (TESI), a wholly-owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell Company LLC. TESI will fund initial product and market development of approximately $40 million. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cell(TM) technology, validate manufacturing methodologies and produce production-ready prototypes.

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

        - A strategic alliance was formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC, in March 2000. ECD received a $3 million contract from Ovonic Media to design, develop, demonstrate and commercialize ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

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

        - On April 25, 2000, Ovonic Battery, after having received all necessary government approvals, officially started the first in a series of NiMH projects in China and, on June 15, 2000, the second and third projects were started. These contracts will provide Ovonic Battery with $63.6 million of contract revenue. These projects, first announced in August 1999, with Rare Earth Ovonic create joint ventures, of which Ovonic Battery has a 19% interest, which provide an important entry for the Company into the vast Chinese market. The agreements contemplate two additional projects that, if orders are received, will result in total revenue to Ovonic Battery for all projects of more than $100 million.

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

        Due primarily to the completion of product development agreements with GM, NIST and Shell Hydrogen, the Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2001 to decrease to approximately $5,700,000, compared to $15,654,000 received from product development agreements in the year ended June 30, 2000. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

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

        Management believes that funds generated from operations, new business agreements and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. As the Company's joint ventures expand beyond the initial product and market development stages, the Company may be required to make additional contributions to the ventures and to fund the Company's share of the capital required to maintain its percentage interest in each venture. The Company is exploring many alternatives, including, but not limited to, debt financing through third parties, debt financing from our joint venture partners, additional equity partners and investment of additional intellectual property or proprietary technology in exchange for the Company's share of funding.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

        The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

        Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. The Company had $89,110,000 and $19,026,000 of these investments on June 30, 2000 and 1999, respectively. On June 30, 2000, the investments had an average maturity of 314 days, $44,723,500 of which had maturities of 91 days to 33 months. On June 30, 1999, all maturities were less than 90 days. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2000 portfolio of approximately $695,000.

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



/s/ Deloitte & Touche LLP


Detroit, Michigan
September 28, 2000

                        ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                                             ASSETS
                                             ------

                                                                        June 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
CURRENT ASSETS (NOTE A)

    Cash, including cash equivalents of
       $44,386,000 at June 30, 2000 and
       $19,026,000 at June 30, 1999                           $ 44,592,017    $ 19,076,983
    Investments                                                 44,723,500          -
    Accounts receivable (net of allowance for
       uncollectible accounts of approximately
       $579,000 at June 30, 2000 and $303,000
       at June 30, 1999)                                         7,172,166       6,315,640
    Amounts due from related parties                             8,893,354       1,404,285
    Inventories                                                    994,077         589,245
    Other                                                          302,413          -
                                                              ------------    ------------
               TOTAL CURRENT ASSETS                            106,677,527      27,386,153

PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
    Land and land improvements                                     312,588         312,588
    Buildings and improvements                                   3,865,506       3,733,816
    Machinery and other equipment (including construction in
       progress of approximately $578,000 and  $844,000
       at June 30, 2000 and 1999)                               18,808,002      18,353,014
    Capitalized lease equipment                                  4,734,653       4,988,672
                                                              ------------    ------------
                                                                27,720,749      27,388,090
    Less accumulated depreciation
       and amortization                                        (21,459,477)    (19,449,827)
                                                              -------------   -------------
               TOTAL PROPERTY, PLANT AND EQUIPMENT               6,261,272       7,938,263

Investments in EV Global and Innovative Transportation
      Systems (NOTE A)                                           2,639,716       2,239,716
Long-Term Note Receivable - Bekaert ECD Solar Systems (NOTE A)   9,631,495          -
JOINT VENTURES (NOTE D)
    United Solar                                                    -              956,411
    Bekaert ECD Solar Systems                                   22,394,868          -
    GM Ovonic                                                       -               -
      Ovonyx                                                        -               -
      Ovonic Media                                                  -               -
      Rare Earth Ovonic                                             -               -
      Sovlux                                                        -               -

OTHER ASSETS                                                     1,300,764       1,287,455
                                                              ------------    ------------
               TOTAL ASSETS                                   $148,905,642    $ 39,807,998
                                                              ============    ============

See notes to consolidated financial statements.

                        ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                            June 30,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
 CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $  6,133,826    $  4,706,163
    Accounts payable - related parties                                  17,546             995
    Salaries, wages and amounts withheld
       from employees                                                1,998,684       1,581,447
    Deferred revenues under business
       agreements (NOTE A)                                             161,331       1,349,087
    Deferred revenues - related parties                              6,376,644          -
    Current installments on long-term
       liabilities (NOTE E)                                          2,200,039       1,309,508
                                                                  ------------    ------------
              TOTAL CURRENT LIABILITIES                             16,888,070       8,947,200

LONG-TERM LIABILITIES (NOTE E)                                      10,427,858       2,679,936

LONG-TERM NOTES PAYABLE (NOTE E)                                     9,631,495          -

DEFERRED GAIN                                                          669,072       1,110,132

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                             3,938,667       3,882,103
                                                                  ------------    ------------
              TOTAL LIABILITIES                                     41,555,162      16,619,371

NEGATIVE GOODWILL (NOTE D)                                           3,148,426          -

MINORITY INTEREST (NOTE D)                                           5,425,494          -

STOCKHOLDERS' EQUITY
    Capital Stock (NOTES F and G)
       Class A Convertible Common Stock, par value $0.01 per share:
              Authorized - 500,000 shares
              Issued & outstanding - 219,913 shares                      2,199           2,199
       Class B Convertible Common Stock,
         par value $0.01 per share
              Authorized, Issued and Outstanding - 430,000 shares        4,300           4,300

       Common Stock, par value $0.01 per share:
              Authorized - 30,000,000 shares Issued &
              Outstanding -18,098,646 shares at June 30,
              2000 and 12,841,270 shares at June 30, 1999              180,986         128,413
    Additional paid-in capital                                     324,293,312     233,861,099
    Accumulated deficit                                           (222,184,080)   (205,527,952)
    Accumulated other comprehensive income                              50,783          -
    Treasury stock at cost - 109,400 shares at June 30, 1999            -           (1,028,092)
    Unearned Compensation on Class B Convertible
       Common Stock                                                 (3,570,940)     (4,251,340)
                                                                  -------------   -------------
              TOTAL STOCKHOLDERS' EQUITY                            98,776,560      23,188,627
                                                                  -------------   ------------

              TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $148,905,642    $ 39,807,998
                                                                  ============    ============


See notes to consolidated financial statements.

                        ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------

                                                                Year ended June 30,
                                                   ----------------------------------------------
                                                       2000             1999             1998
                                                   ------------     ------------     ------------
REVENUES (NOTES A and B)

   Product sales                                   $  3,271,723     $  2,043,419     $  7,875,550
   Product sales to related parties                   3,620,632        2,480,819        1,982,793
                                                   ------------     ------------     ------------
      Total product sales                             6,892,355        4,524,238        9,858,343
   Royalties                                          3,440,164        2,735,622        2,485,981
   Revenues from product development
      agreements                                      9,660,782       17,126,426       14,317,705
   Revenues from product development
      agreements with related parties                   758,203          114,189            3,711
                                                   ------------     ------------     ------------
         Total revenues from product                 10,418,985       17,240,615       14,321,416
            development agreements
   Revenues from license and other agreements         3,138,000        4,753,995        1,701,134
   Other                                                434,810          340,033          577,234
   Other revenues from related parties                5,654,771        3,377,793        2,613,473
                                                   ------------     ------------     ------------
      Total other revenues                            6,089,581        3,717,826        3,190,707
                                                   ------------     ------------     ------------
          TOTAL REVENUES                             29,979,085       32,972,296       31,557,581

EXPENSES
   Cost of product sales (NOTE A)                     9,924,350        8,136,000       12,673,323
   Cost of revenues from product
      development agreements (NOTE A)                10,373,243       17,361,358       15,605,895
   Product development and research (NOTE A)         15,149,637       11,881,945       11,425,333
   Patents (NOTE A)                                   1,749,575        1,656,496        1,870,024
   Operating, general and administrative              8,717,388        6,930,251        6,827,579
                                                   ------------     ------------      -----------
          TOTAL EXPENSES                             45,914,193       45,966,050       48,402,154
                                                   ------------     ------------      -----------

LOSS FROM OPERATIONS                                (15,935,108)     (12,993,754)     (16,844,573)

OTHER INCOME (EXPENSE):
   Interest income                                    1,576,243        1,186,528          598,940
   Interest expense                                    (574,386)        (563,613)        (137,541)
   Equity loss in joint ventures                     (2,462,978)      (3,659,503)        (384,000)
   Minority interest share of losses                    181,911            -               -
   Gain on sale of Ovonic Battery stock                  -             1,970,000           -
   Loss on Unique Mobility stock                         -              (212,541)          -
   Other nonoperating income - (net)                    558,190          495,294          102,175
                                                   -------------    -------------    ------------
          TOTAL OTHER INCOME (EXPENSE)                 (721,020)        (783,835)         179,574
                                                   -------------    -------------    ------------

      NET LOSS                                     $(16,656,128)    $(13,777,589)    $(16,664,999)
                                                   =============    =============    =============

      BASIC NET LOSS PER SHARE
          (NOTE H)                                 $      (1.16)    $      (1.06)    $      (1.50)
                                                   =============    =============    =============

      DILUTED NET LOSS PER SHARE
          (NOTE H)                                 $      (1.16)    $      (1.06)    $      (1.50)
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


                                  ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                           ---------------------------------------------------------------

                                           Three years ended June 30, 2000

             Class A
             Convertible
             Common Stock   Common Stock                                               Treasury Stock
             -------------- -------------------                                        ------------------- Unearned
                                                              Accumu-                                      Compen-
                                                              lated                                        sation on
                                                              Other                                        Class B      Total
             Number         Number              Additional    Compre-                  Number              Convertible  Stock-
             of             of                  Paid-In       hensive   Accumulated    of                  Common       holders'
             Shares  Amount Shares     Amount   Capital       Loss      Deficit        Shares   Amount     Stock        Equity
             ------- ------ ---------- -------- ------------- --------- -------------- -------- ---------- ------------ ------------
Balance at
 July 1,
 1997        219,913 $2,199 10,603,251 $106,033 $202,004,599  $   0     $(175,085,364) (42,000) $(608,808) $    0       $26,418,659

Net loss for
 year ended
 June 30,
 1998                                                                     (16,664,999)                                  (16,664,999)
Issuance of
 stock to
 directors
 and
 consultants                     3,564       36       84,960                                                                 84,996
Public
 offering of
 common stock
 and warrants                1,750,000   17,500   21,704,450                                                             21,721,950
Common stock
 issued in
 connection
 with exercise
 of stock
 options and
 warrants and
 conversion
 of certain
 securities                    135,866    1,358    1,300,382                                                              1,301,740
Common stock
 issued in
 connection
 with con-
 version of CICs                   212        2           (2)                                                                     0
Common stock
 and warrants
 issued to
 EV Global                     146,924    1,469    1,998,531                                                              2,000,000
Unrealized
 loss on
 investment                                                    (47,000)                                                     (47,000)
             ------- ------ ---------- -------- ------------  --------- -------------- -------- ---------- ------------ ------------
Balance at
 June 30,
 1998        219,913 $2,199 12,639,817 $126,398 $227,092,920  $(47,000) $(191,750,363) (42,000) $(608,808) $    0       $34,815,346
             ======= ====== ========== ======== ============  ========= ============== ======== ========== ============ ============

See notes to consolidated financial statements.


                                             (Continued on next page.)


                                  ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                          ---------------------------------------------------------------

                                           Three years ended June 30, 2000

                                                    (CONTINUED)

            Class A and
            Class B
            Convertible
            Common Stock   Common Stock                                              Treasury Stock
            -------------- -------------------                                       ---------------------- Unearned
                                                            Accumu-                                         Compen-
                                                            lated                                           sation on
                                                            Other                                           Class B     Total
            Number         Number              Additional   Compre-                  Number                 Convertible Stock-
            of             of                  Paid-In      hensive   Accumulated    of                     Common      holders'
            Shares  Amount Shares     Amount   Capital      Loss      Deficit        Shares    Amount       Stock       Equity
            ------- ------ ---------- -------- ------------ --------- -------------- --------- ------------ ----------- ------------
Balance at
 June 30,
 1998       219,913 $2,199 12,639,817 $126,398 $227,092,920 $(47,000) $(191,750,363) ( 42,000) $  (608,808) $    0      $34,815,346

Net loss
 for year
 ended
 June 30,
 1999                                                                   (13,777,589)                                    (13,777,589)
Issuance of
 Class B
 convertible
 common
  stock     430,000  4,300                        4,591,540                                                  (4,591,540)      4,300
Earned
 compen-
 sation on
 Class B
 convertible
 common
 stock                                                                                                          340,200     340,200
Issuance of
 stock to
 directors and
 consultants                    5,000       50       39,950                                                                  40,000
Common stock
 issued in
 connection
 with exercise
 of stock
 options and
 warrants and
 conversion
 of CICs                      161,730    1,617    1,583,045                                                               1,584,662
Common stock
 issued in
 connection
 with Unique
 Europa                        34,723      348      439,602                                                                 439,950
Stock options
 issued to
 non-employees                                      114,042                                                                 114,042
Purchase of
 treasury
 stock                                                                               ( 67,400)    (419,284)                (419,284)
Realized
 loss on
 investment                                                   47,000                                                         47,000
            ------- ------ ---------- -------- ------------ --------- -------------- --------- ------------ ------------ -----------
Balance at
 June 30,
 1999       649,913 $6,499 12,841,270 $128,413 $233,861,099 $   0     $(205,527,952) (109,400) $(1,028,092) $(4,251,340) $23,188,627
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


                                  ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
                          ---------------------------------------------------------------

                                           Three years ended June 30, 2000

                                                    (CONTINUED)
             Class A and
             Class B
             Convertible
             Common Stock   Common Stock                                            Treasury Stock         Unearned
             -------------- -------------------              Accumu-                ---------------------- Compen-
                                                             lated                                         sation on
                                                             Other                                         Class B      Total
             Number         Number              Additional   Compre-                Number                 Convertible  Stock-
             of             of                  Paid-In      hensive Accumulative   of                     Common       holders'
             Shares  Amount Shares     Amount   Capital      Income  Deficit        Shares    Amount       Stock        Equity
             ------- ------ ---------- -------- ------------ ------- -------------- --------- ------------ -----------  ------------
Balance at
 June 30,
 1999        649,913 $6,499 12,841,270 $128,413 $233,861,099 $  0    $(205,527,952) (109,400) $(1,028,092) $(4,251,340) $23,188,627

Net loss
 for year
 ended
 June 30,
 2000                                                                  (16,656,128)                                     (16,656,128)
Earned com-
 pensation
 on Class B
 convertible
 common stock                                                                                                  680,400      680,400
Issuance of
 stock to
 directors and
 consultants                     3,542       35       34,942                                                                 34,977
Common stock
 issued in
 connection
 with exercise
 of stock
 options and
 warrants and
 conversion
 of CICs                       965,434    9,654   11,529,526                                                             11,539,180
Stock options
 issued to
 non-employees                                       146,000                                                                146,000
Purchase of
 treasury stock                                                                      (45,000)    (735,679)                 (735,679)
Warrants sold to
 GE Plastics                                         400,000                                                                400,000
Treasury stock
 sold to Texaco                                                                      154,400    1,763,771                 1,763,771
Common stock
 sold to Texaco              3,588,400   35,884   65,570,745                                                             65,606,629
Stock issued
 to Canon                      700,000    7,000   12,751,000                                                             12,758,000
Unrealized
 gain on
 investments                                                  50,783                                                         50,783
             ------- ------ ---------- -------- ------------ ------- -------------- --------- ------------ ------------ ------------
Balance at
 June 30,
 2000        649,913 $6,499 18,098,646 $180,986 $324,293,312 $50,783 $(222,184,080)     0     $    0       $(3,570,940) $98,776,560
             ======= ====== ========== ======== ============ ======= ============== ========= ============ ============ ===========

See notes to consolidated financial statements.

                       ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------

                                                                              Year ended June 30,
                                                                ---------------------------------------------
                                                                    2000            1999            1998
                                                                -------------   -------------   -------------
OPERATING ACTIVITIES:
    Net loss                                                    $(16,656,128)   $(13,777,589)   $(16,664,999)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                             2,194,989       1,974,726       2,130,494
         Equity interest in United Solar's net loss                1,999,370       3,659,503         384,000
         Equity interest in Ovonic Media's net loss                   67,871           -               -
         Equity interest in Bekaert ECD Solar Systems' net loss      395,737           -               -
         Profit deferred on sales to Bekaert ECD Solar Systems       209,395           -               -
         Gain on sale of Ovonic Battery stock                          -          (1,970,000)          -
         Creditable royalties                                         56,564         (52,017)       (257,366)
         Options issued to executive for services rendered           113,250         453,000         453,000
         Stock issued for services rendered                          861,377         494,242          84,996
         Loss on Unique Mobility Stock                                 -             212,541           -
         Loss on sale of equipment                                     5,051           -               -
         Amortization of deferred gain                              (441,060)       (441,014)       (274,025)
         Negative goodwill--amortization                            (116,608)          -               -
         Minority interest                                          (181,911)          -               -
         Other                                                        62,000           -               -
    Changes in working capital:
         Accounts receivable                                       5,417,811       2,541,141       1,897,567
         Amounts due from related parties                         (7,489,069)       (102,999)        554,593
         Inventories                                                 400,364         484,852         551,968
         Other assets                                                 22,994         382,435        (487,905)
         Accounts payable and accrued expenses                    (3,378,186)        465,934       1,178,977
         Accounts payable - related parties                           16,551         (33,735)       (136,184)
         Deferred revenues under business agreements              (1,187,756)        (67,995)       (254,449)
         Deferred revenues - related parties                       6,376,644           -               -
                                                                -------------   -------------   -------------
NET CASH USED IN OPERATIONS                                      (11,250,750)     (5,776,975)    (10,839,333)
                                                                -------------   -------------   -------------

INVESTING ACTIVITIES:
    Purchases of capital equipment                                  (698,328)     (1,321,562)     (1,701,536)
    Investment in United Solar                                    (1,499,589)     (2,500,000)     (2,499,914)
    Cash acquired in business combination                          7,080,329           -               -
    Investment in Innovative Transportation                         (400,000)          -               -
    Purchase of investments                                      (44,672,717)          -          (3,085,435)
    Sales of investments                                               -               -           4,145,368
    Proceeds from sale of capital equipment                           14,420           -                         -
                                                                -------------   -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                            (40,175,885)     (3,821,562)     (3,141,517)
                                                                -------------   -------------   -------------

FINANCING ACTIVITIES:
    Redemption (purchase) of treasury stock                         (735,679)       (419,284)          -
    Principal payments under short-term and long-term
       debt obligations and capitalized lease obligations         (1,518,982)     (1,297,272)     (1,604,599)
    Proceeds from capital lease transactions                           -               -           4,530,725
    Proceeds from sale of stock of subsidiary                          -           2,970,000           -
    Net proceeds from sale of stock and warrants                       -               4,300      21,721,950
    Proceeds from sale of stock to Texaco                         67,370,400           -               -
    Proceeds from sale of stock upon exercise of stock
       options and warrants                                       11,425,930       1,131,664         848,741
    Proceeds from issuance of warrants--GE Plastics                  400,000           -               -
    Proceeds from nonrefundable advance royalties                      -             500,000           -
                                                                -------------   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         76,941,669       2,889,408      25,496,817
                                                                -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                           25,515,034      (6,709,129)     11,515,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  19,076,983      25,786,112      14,270,145
                                                                -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 44,592,017    $ 19,076,983    $ 25,786,112
                                                                =============   =============   =============

See notes to consolidated financial statements.

                        ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------

                                                               Year Ended June 30,
                                                  --------------------------------------------
                                                      2000            1999            1998
                                                  ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid for interest                         $   574,386     $   563,613     $   137,541

   The Company's noncash investing and
      financing activities were as follows:

   Investments in EV Global/Unique Mobility             -             439,950       2,000,000

   Issuance of 700,000 shares of ECD
        common stock to Canon in exchange
        for Canon's interest in United Solar       12,758,000           -               -

   Long-term note receivable -
      Bekaert ECD Solar Systems                     9,631,495           -               -

   Long-term note payable - Canon                  (9,631,495)          -               -















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

Financial Statement Presentation, Principles of Consolidation and
-----------------------------------------------------------------
Equity Accounting
-----------------

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

        Intellectual property and patents resulting from the Company's investments in its technologies is valued at zero in the balance sheet. Intellectual property provides the

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

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

        To the extent that the Company has made cash contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

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

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock

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

Cash Equivalents
----------------

        Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.
                                      -60-

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

Financial Instruments
---------------------

        Due to the short-term maturities of cash, cash equivalents, marketable securities, accounts receivable and accounts payable, the company believes that the carrying value of its financial instruments to be a reasonable estimate of fair value.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Accounts Receivable
-------------------
                                                                           June 30,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
Long-term contracts accounted for under percentage
    of completion accounting
        Revenues recognized but unbilled
           U.S. Government                                      $    -          $  178,645
           Commercial customers                                    201,397         144,470
                                                                -----------     -----------
                                                                   201,397         323,115
        Amounts billed to customers
           Commercial customers                                    638,369         106,050
                                                                -----------     -----------
               Sub-total                                           839,766         429,165

Long-term contracts not accounted for under percentage
  of completion accounting
    Amounts earned which are billed in the subsequent month
        U.S. Government                                            689,217       2,660,628
        Commercial customers                                       154,767          74,800
                                                                -----------     -----------
                                                                   843,984       2,735,428
    Amounts billed
        U.S. Government                                            786,585       1,217,583
        Commercial customers                                         -             153,265
                                                                -----------     -----------
                                                                   786,585       1,370,848
    Retainages
        U.S. Government                                             74,497          62,787
                                                                -----------     -----------
               Sub-total                                         1,705,066       4,169,063

Amounts unbilled for other than long-term contracts
    Commercial customers                                         2,837,375       1,565,313

Amounts billed for other than long-term contracts
    U.S. Government                                                  4,687          16,397
    Commercial customers                                         2,364,272         438,702
                                                                -----------     -----------
               Sub-total                                         2,368,959         455,099

Allowance for uncollectible accounts                              (579,000)       (303,000)

                    TOTAL                                       $7,172,166      $6,315,640
                                                                ===========     ===========

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                                   June 30,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
Long-term contracts accounted for under percentage
   of completion accounting
       Revenues recognized but unbilled
          Bekaert ECD Solar Systems                      $  393,426      $    -
          GM Ovonic                                           -             109,900
       Amounts billed
          Bekaert ECD Solar Systems                         939,854           -
                                                         -----------     -----------
                  Sub-total                               1,333,280         109,900

Long-term contracts not accounted for under percentage
   of completion accounting
       Amounts billed
          GM Ovonic                                          22,097           -
                                                         -----------     -----------

Amounts unbilled for other than long-term contracts
   Bekaert ECD Solar Systems                              6,728,194           -
   GM Ovonic                                                 13,087         306,853
   Ovonyx                                                   352,668           -
                                                         -----------     -----------
                  Sub-total                               7,093,949         306,853

Amounts billed for other than long-term contracts
   United Solar                                               -             184,200
   GM Ovonic                                                315,163         803,332
   Ovonyx                                                   128,865           -
                                                         -----------     -----------
                  Sub-total                                 444,028         987,532

                  TOTAL                                  $8,893,354      $1,404,285
                                                         ===========     ===========

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

        Inventories (principally those of Ovonic Battery for 1999 and for United Solar and Ovonic Battery for 2000) are as follows:

                                                 Year Ended June 30,
                                             ---------------------------
                                                  2000          1999
                                               ----------    ----------
           Finished products                   $   37,785    $    1,000
           Work in process                        557,732       286,193
           Raw materials                          398,560       302,052
                                               ----------    ----------
                                               $  994,077    $  589,245
                                               ==========    ==========

Property, Plant and Equipment
-----------------------------

        All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                                        Years
                                                     -----------
           Buildings and improvements                  5 to 20
           Machinery and other equipment               3 to 10
           Capitalized lease equipment and
               leasehold improvements                  3 to 5

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies - (Continued)
-----------------------------------------------------

Long-term Note Receivable
-------------------------

        In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). In connection with the acquisition of Canon's interest in United Solar, ECD is required to pay Canon $12,000,000 no later than January 2004
(see Note E).

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

Patents
-------

        Patent expenditures are charged directly to expense. Total patent expenditures were $1,750,000, $1,656,000 and $1,870,000 for the three years ended June 30, 2000, 1999 and 1998, respectively. Patent defense expenditures, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense.

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

Other Comprehensive Income (Loss)
---------------------------------

        The Company's total comprehensive income (loss) was as follows:

                                                            Year Ended June 30,
                                              ---------------------------------------------
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

Other Operating Revenues
------------------------

        Other operating revenues consist principally of revenues related to services provided to certain related parties and third-party service revenue realized by certain of the Company's service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory and changes in estimates of revenues recognized on certain customers and contracts. Revenues related to services are recognized upon completion of performance of the applicable service.

Other Nonoperating Income
-------------------------

        Other nonoperating income-net consists of the amortization of deferred gains and rental income.

Stock Options
-------------

        The Company applies SFAS 123, "Accounting for Stock-Based Compensation," for any stock options or awards granted to nonemployees of the Company. The amount of compensation cost is determined based upon the fair value of the options at the grant date and expense is amortized during the period over which the options vest. The Company applies APB 25, "Accounting for Stock Issued to Employees," to its stock-based compensation awards to employees. These awards are granted at the fair market value on the grant date in accordance with the applicable plan. Accordingly, no compensation expense is recorded in connection with the Company's stock options granted to employees.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
--------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

        The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                               Year Ended June 30,
                                                 ----------------------------------------------
                                                     2000*            1999             1998
                                                 ------------     ------------     ------------
Product sales:
   Machine building                              $  1,745,653     $    330,411     $      -
   Battery packs                                    1,506,715          797,227          378,892
   Negative and positive electrodes                    19,355          915,781        7,496,658
                                                 -------------    -------------    -------------
                                                    3,271,723        2,043,419        7,875,550
Product sales-related parties:
   Photovoltaics                                    2,212,251            -                -
   Machine building                                    78,391           17,952          148,300
   Battery packs                                      (13,418)         262,542           35,577
   Negative and positive electrodes                 1,343,408        2,200,325        1,798,916
                                                 -------------    -------------    -------------
                                                    3,620,632        2,480,819        1,982,793
                                                 -------------    -------------    -------------
Total product sales                              $  6,892,355     $  4,524,238     $  9,858,343
                                                 =============    =============    =============
Royalties
   Battery technology                            $  3,300,547     $  2,681,778     $  2,479,319
   Optical memory                                     139,617           53,844            6,662
                                                 -------------    -------------    -------------
                                                 $  3,440,164     $  2,735,622     $  2,485,981
                                                 =============    =============    =============
Revenues from product development agreements:
   Photovoltaics                                 $  2,185,911     $  2,927,982     $  1,412,080
   Battery technology                               4,727,639       11,488,080       10,583,102
   Optical memory                                   1,029,102        2,472,230        1,288,128
   Hydrogen                                         1,610,632          191,231          490,103
   Other                                              107,498           46,903          544,292
                                                 -------------    -------------    -------------
                                                    9,660,782       17,126,426       14,317,705
Revenues from product development agreements-
related parties
   Battery technology                                 123,733          114,189            3,711
   Optical memory                                     634,470            -                -
   Hydrogen                                             -                -                -
   Fuel cells                                           -                -                -
                                                 -------------    -------------    -------------
                                                      758,203          114,189            3,711
                                                 -------------    -------------    -------------
Total revenues from product development
   agreements                                    $ 10,418,985     $ 17,240,615     $ 14,321,416
                                                 =============    =============    =============
License and other agreements
   Battery technology                            $  3,138,000     $  4,663,995     $  1,701,134
   Optical memory                                    -                  90,000          -
                                                 -------------    -------------    -------------
                                                 $  3,138,000     $  4,753,995     $  1,701,134
                                                 =============    =============    =============

--------
* United Solar is included in ECD's consolidated financial statements effective
April 11, 2000.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements - (Continued)
----------------------------------------------

        In the year ended June 30, 2000, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery for its HEV technology. In addition, Japan Storage, a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $360,000.

        In the year ended June 30, 1999, the Company entered into a patent license agreement with Sanyo. Sanyo has been granted a nonexclusive license under Ovonic Battery patents, which includes the right to sublicense Sanyo affiliates. The license agreement provided for an up-front payment of $4,400,000, which was recognized as license revenue and payment of advance royalties of $500,000, which was deferred. In addition, ECD and Sanyo also entered into a stock purchase agreement that provided for the purchase by Sanyo of a minority interest in Ovonic Battery. The stock purchase agreement, which provided for payments totaling $2,970,000, also contained terms which required the Company to assist Sanyo in negotiating a cooperative venture agreement with a joint venture of ECD. The Company recognized a $1,970,000 gain relating to the sale of stock of Ovonic Battery in the year ended June 30, 1999 under the terms of the stock purchase agreement and deferred $1,000,000 pending the negotiation of a cooperative venture agreement. In the year ended June 30, 2000, the cooperative venture agreement was completed and the $1,000,000 was recognized as revenues from license and other agreements, as the earnings process related to this aspect of the transaction was completed.

        The Company historically has entered into agreements with a relatively small number of major customers throughout the world. There are two major customers which represent a total of 25% (14% for GM Ovonic and 11% for GM) of total revenue for the year ended June 30, 2000. There are two major customers which represent a total of 63% (18% for GM Ovonic and 45% for General Motors) of total revenue for the year ended June 30, 1999. There are three major customers which represent a total of 62% of total revenue for the year ended June 30, 1998 (24% for General Motors, 15% for GM Ovonic and 23% for GP Batteries International Limited (GP Batteries). All of the Company's major customers are Ovonic Battery customers.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements - (Continued)
----------------------------------------------

        The following table presents revenues by country based on the location of the customer:
                                              Year Ended June 30,
                                 -----------------------------------------
                                     2000           1999           1998
                                 -----------    -----------    -----------

           United States         $21,243,803    $24,879,683    $21,506,018
           Australia                 536,764          -              -
           Germany                   698,211          -              -
           Japan                   5,984,375      6,701,664      2,204,355
           Hong Kong                  81,519        783,822      7,465,908
           The Netherlands           779,336          -              -
           Other countries           655,077        607,127        381,300
                                 -----------    -----------    -----------
                                 $29,979,085    $32,972,296    $31,557,581
                                 ===========    ===========    ===========


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

         At June 30, 2000 and 1999 the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                  June 30,
                                    -----------------------------
                                        2000             1999
                                    ------------     ------------

              Battery               $ 1,913,331      $ 1,792,068
              Optical memory          2,025,336        2,090,035
                                    -----------      -----------
                                    $ 3,938,667      $ 3,882,103
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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar/Bekaert ECD Solar Systems

        Immediately prior to the April 11, 2000 transaction described below, United Solar Systems Corp. was owned 49.98% by ECD, 49.98% by Canon, and the remainder by a minority shareholder. United Solar repurchased the shares of the minority shareholder, bringing the ownership of United Solar for both ECD and Canon to 50%.

        On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment by Bekaert in a new manufacturing plant with an annual capacity of 25 megawatts (MW) to be designed and built by ECD, a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

This transaction involved the following:

        - Bekaert invested $72,000,000 for 1,372,015 newly issued shares of United Solar stock and its 60% share of Bekaert ECD Solar Systems ($42,000,000 in cash and $30,000,000 in the form of a note, payable on an as-needed basis).

        - Bekaert ECD Solar Systems had paid/is paying to ECD (1) $12,000,000 in cash (paid at the closing of the transaction) and (2) a note for $12,000,000 (to be paid to ECD no later than January 1, 2004).

        -   ECD paid to Canon for all of Canon's shares in United Solar stock
            (1) $12,000,000 in cash, (2) a note, guaranteed by Bekaert, for $12,000,000 to be paid to Canon no later than January 1, 2004 and
            (3) 700,000 shares of ECD stock.

        - United Solar invested $28,000,000 for its 40% interest in Bekaert ECD Solar Systems, consisting of (1) $23,056,000 in cash,
            (2) $5,000,000 in the form of a note, payable on an as-needed basis, but no later than April 11, 2003, and (3) the stock of United Solar Mexico with a negative book value of $56,000.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

        As a result of this transaction, United Solar is owned 81% by ECD and 19% by Bekaert. Bekaert ECD Solar Systems is owned 40% by United Solar and 60% by Bekaert.

        At the closing of this transaction, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 25 MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar.

        Effective April 11, 2001, ECD is consolidating United Solar in ECD's financial statements. Prior to the transaction, United Solar's fiscal year end was December 31. United Solar's year end has now been changed to June 30 to coincide with ECD's year end.

        ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which includes the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 and $456,630 balance in ECD-United Solar joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar to increase from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,265,000) is being amortized over seven years on a straight-line basis.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

        The fair value of the assets acquired by ECD was:

             Cash                                           $   7,080,329
             Accounts Receivable                                6,274,337
             Inventory                                            805,196
             Other                                                182,516
             Property, Plant and Equipment (net)                7,425,587
             Investment in Bekaert ECD Solar Systems           23,000,000
             Other                                                156,200
                                                            -------------
                  Total Assets                                 44,924,165

             Accounts Payable                                   5,223,086
             Current Installments of long-term debt             1,445,703
             Long-term notes payable - Canon                    2,500,000
             Long-term Debt                                     6,242,720
                                                            -------------
                  Total Liabilities                            15,411,509
                                                            -------------
           Net assets acquired                                 29,512,656
           Less   - Minority interest (19%)                    (5,607,405)
                  - Write off of fixed assets                  (7,425,587)
                  - Negative goodwill                          (3,265,034)
                                                            --------------
           ECD's investment in United Solar                 $  13,214,630
                                                            ==============

        The table below reflects unaudited pro forma combined results of the Company and United Solar for the years ended June 30, 2000 and June 30, 1999 as if this acquisition had taken place at the beginning of fiscal 2000 and fiscal 1999:

                                                   Year Ended June 30,
                                             -------------------------------
                                                 2000              1999
                                             -------------     -------------

        Total Revenues                       $ 39,349,212      $ 44,985,573
        Net Loss                             $(14,058,256)     $(12,117,823)
        Net Loss Per Share                   $       (.98)     $       (.93)

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

                          BEKAERT ECD SOLAR SYSTEMS
                           STATEMENT OF OPERATIONS
                           -----------------------

                                                        Three Months Ended
                                                          June 30, 2000
                                                        ------------------
                                                           (Unaudited)
        Revenues                                                 -

        Operating Expenses                                       -
           General and administrative                       $ 1,098,371
                                                            ------------
                Total                                         1,098,371
        Other Income                                            109,029
                                                            ------------
        Net Loss                                            $  (989,342)
                                                            ============

                   BEKAERT ECD SOLAR SYSTEMS BALANCE SHEET
                   ---------------------------------------

                                                          June 30, 2000
                                                        ------------------
                                                           (Unaudited)
        Current Assets:
           Cash and Cash Equivalents                        $17,352,523
           Inventory                                          5,035,236
           Other Current Assets                              17,247,084
                                                            -----------
                Total Current Assets                         39,634,843
        Property, Plant and Equipment (Net)                   1,720,921
        Other Assets                                         10,462,695
                                                            -----------
                Total Assets                                $51,818,459
                                                            ===========
        Current Liabilities:
           Accounts Payable and Accrued Expenses            $ 8,120,306
           Note Payable-ECD                                   9,631,495
                                                            -----------
                Total Current Liabilities                    17,751,801
        Total Members' Equity                                34,066,658
                                                            -----------
                Total Liabilities and Members' Equity       $51,818,459
                                                            ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments - (Continued)
-----------------------------------------------------

        Bekaert ECD Solar Systems was formed on April 11, 2000 and, for the period from April 11, 2000 through June 30, 2000, the Company recorded revenues of $76,000 from Bekaert ECD Solar Systems.

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

                     OVONYX INC. STATEMENT OF OPERATIONS
                     -----------------------------------

                                                          Period from
                                                        June 23, 1999 to
                                                          May 31, 2000
                                                        ----------------

        Revenues                                          $    458,150

        Operating Expenses
           Product development                               2,394,072
           Patent                                              106,871
           General and administrative                          860,622
                                                          ------------
                Total                                        3,361,565
        Other Income                                            83,639
                                                          ------------
        Net Loss                                          $ (2,819,776)
                                                          =============


                           OVONYX INC. BALANCE SHEET
                           -------------------------

                                                           May 31, 2000
                                                        ------------------
        Current Assets:
           Cash and Cash Equivalents                        $ 2,256,875
           Accounts Receivable                                  101,880
           Other Current Assets                                  16,927
                                                            -----------
               Total Current Assets                           2,375,682
        Property, Plant and Equipment (Net)                      11,883
        Other Assets                                              3,000
        Securities available for sale                         4,481,150
                                                            -----------
               Total Assets                                 $ 6,871,715
                                                            ===========
        Current Liabilities:
           Accounts Payable and Accrued Expenses            $   502,232
                                                            -----------
               Total Current Liabilities                        502,232
        Total Stockholders' Equity                            6,369,483
                                                            -----------
               Total Liabilities and Stockholders' Equity   $ 6,871,715
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

        For the year ended June 30, 2000, the Company had revenues of $634,000 from Ovonic Media for providing services.

        The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                     OVONIC MEDIA STATEMENT OF OPERATIONS
                     ------------------------------------

                                                     Four Months Ended
                                                       June 30, 2000
                                                     -----------------
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
                                                         ===========

                                  OVONIC MEDIA BALANCE SHEET
                                  --------------------------

                                                         June 30, 2000
                                                       -----------------
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

NOTE E - Long-Term Liabilities and Line of Credit
-------------------------------------------------

        A summary of the Company's long-term liabilities is as follows:

                                                             June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
Capitalized leases with Finova
  (with interest rates of approximately 12% at
  June 30, 2000 and 12% at June 30, 1999)           $ 2,552,643    $  3,789,416
Capitalized Leases - Fuji
  (interest rate of 6.93%)                            7,458,879           -
Note Payable - Canon (discount rate of 6.3%)          9,631,495           -
Note Payable - Canon (interest rate of 6.21%)         2,500,000           -
Financing Lease for headquarters building
   with interest at 8.2% and monthly payments
   of $19,250                                             -             132,172
Other capitalized leases                                 39,375          52,856
Other                                                    77,000          15,000
                                                    -----------    ------------
Total                                                22,259,392       3,989,444
Less amounts included in current liabilities          2,200,039       1,309,508
                                                    -----------    ------------
Total Long-Term Liabilities                         $20,059,353    $  2,679,936
                                                    ===========    ============

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

Notes Payable and Other Long-Term Liabilities
---------------------------------------------

        In connection with the acquisition of Canon's interest in United Solar, ECD issued a noninterest- bearing note payable to Canon for $12,000,000 due no later than January 2004. This note payable was recorded by ECD at a value of $9,500,000 (at a discount rate of 6.3%). (See Note A - Long-Term Note Receivable.)

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

        Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2000 are as follows:

                                        Long-Term
                                        Note Payable
                                        and Other
                                        Long-Term Liabilities   Capital Leases   Operating Leases
                                        ---------------------------------------------------
        2001                                 -                  $ 3,011,796      $ 1,682,743
        2002                                 -                    2,882,606        1,702,684
        2003                            $ 2,500,000               2,810,723        1,697,088
        2004                             12,000,000               2,096,795        1,551,214
        2005                                 -                    1,048,397        1,172,037
        Thereafter                           77,000                   -                -
                                        -----------             -----------      -----------
             TOTAL                      $14,577,000             $11,850,317      $ 7,805,766
                                        ===========             ===========      ===========
             Less interest & taxes
               included above             2,368,506               1,799,419
                                        -----------             -----------
             Present value of minimum
               payments                 $12,208,494             $10,050,898
                                        ===========             ===========

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

        As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, president and CEO of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation,
(iv) the acquisition by any person of 30% or more of the combined voting power of the then- outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a vice president of ECD. In February 1999, the Board of Directors of the Company renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005.

        As part of an Executive Employment Agreement between ECD and Mr. Robert
C. Stempel, chairman and executive director of ECD, dated January 15, 1999 (the "Employment Agreement"), ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD common stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between the Company and Mr. Stempel states that the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. The Company is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of $680,400 in the year ended June 30, 2000 in

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE F - Capital Stock - (Continued)
------------------------------------

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

        The Company has Common Stock reserved for issuance as follows:

                                                                      Number of Shares
                                                               ------------------------------
                                                               June 30, 2000    June 30, 1999
                                                               -------------    -------------

Conversion of Class A Convertible Common Stock                     219,913          219,913
Conversion of Class B Convertible Common Stock                     430,000          430,000
Stock options                                                    2,587,247        3,327,590
1999 Private Placement Warrants                                    120,000          165,307
Warrants issued in connection with services rendered               285,000          285,000
Warrants issued to EV Global                                         -              133,658
Warrants issued to General Electric                                400,000            -
Warrants issued in connection with public offering of units      1,750,000        1,750,000
Convertible Investment Certificates                                  5,745            5,773
                                                                 ---------        ---------
     TOTAL RESERVED SHARES                                       5,797,905        6,317,241
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

        A summary of the transactions during the years ended June 30, 2000, 1999 and 1998 with respect to the Company's Amended Plan, 1987 Stock Option Plan and 1995 Stock Option Plan follows:

                                2000                     1999                     1998
                       ----------------------   ----------------------   ----------------------
                                   Weighted                  Weighted              Weighted
                                   Average                   Average               Average
                                   Exercise                  Exercise              Exercise
                       Shares      Price        Shares       Price       Shares    Price
                       ---------------------    ----------------------   -------------------
Outstanding July 1     2,254,693   $13.17       2,269,413    $12.97      2,327,606   $12.82
Granted                    5,000   $19.00         185,000    $10.19         19,453   $15.71
Exercised                798,468   $12.59         161,482    $ 7.01         61,866   $ 7.73
Cancelled                  7,360   $13.61          38,238    $12.93         15,780   $15.10
                       ---------   ------       ---------    ------      ---------   ------
Outstanding June 30    1,453,865   $13.50       2,254,693    $13.17      2,269,413   $12.97
                       =========   ======       =========    ======      =========   ======
Exercisable June 30    1,339,065   $13.75       2,060,993    $13.44      2,135,933   $12.76
                       =========   ======       =========    ------      =========   ======


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

        The following table summarizes information about stock options outstanding at June 30, 2000:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                    --------------------------------------------      -----------------------
                                       Weighted         Weighted                     Weighted
                       Number          Average          Average          Number      Average
Range of             Outstanding       Remaining        Exercise       Exercisable   Exercise
Exercise Prices     As of 6/30/00   Contractual Life     Price        As of 6/30/00  Price
----------------    -------------   ----------------   ---------      -------------  ---------
$10.19 - $11.75        253,070            5.34           $10.80           143,270      $11.27
$11.88 - $11.88        686,285            4.65           $11.88           686,285      $11.88
$15.13 - $15.88        297,340            5.54           $15.56           297,340      $15.56
$16.75 - $23.50        217,170            5.42           $18.96           212,170      $18.97
                     ----------         --------         ------        ----------      ------
$10.19 - $23.50      1,453,865            5.07           $13.50         1,339,065      $13.75

         In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common


                                      86-

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock -
--------------------------------------------------------------------------
(Continued)
-----------

Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned
Amended Plan, were cancelled and new stock options, covering 150,000 (adjusted to 366,230 as of June 30, 2000) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 243,902 as of June 30, 2000) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $12.68 per share. The number of stock options are adjusted pursuant to the antidilution provisions of the stock option grants. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18- month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

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

                                           2000         1999         1998
                                        ----------   ----------   ----------
    Dividend Yield                              0%           0%           0%
        Volatility%                         77.96%       70.27%       59.77%
        Risk Free Interest Rate              6.19%        4.87%        5.74%
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

                                                2000             1999             1998
                                           --------------   --------------   --------------
Weighted average number of
    shares outstanding                        14,327,869       13,019,657       11,116,619

Net loss                                    $(16,656,128)    $(13,777,589)    $(16,664,999)

BASIC NET LOSS PER SHARE                    $      (1.16)    $      (1.06)    $      (1.50)
                                            =============    =============    =============

Weighted average number of
    shares outstanding                        14,327,869       13,019,657       11,116,619
Weighted average shares for
    dilutive securities                          -0-              -0-              -0-
                                            -------------    -------------    -------------

Average number of shares outstanding
    and potential dilutive shares             14,327,869       13,019,657       11,116,619

Net loss                                    $(16,656,128)    $(13,777,589)    $(16,664,999)

DILUTED NET LOSS PER SHARE                  $      (1.16)    $      (1.06)    $      (1.50)
                                            =============    =============    =============


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE H - Net Loss Per Share - (Continued)
-----------------------------------------

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

        The Company's valuation reserve was increased by $27,388,000 in 2000, $381,000 in 1999 and by $2,712,000 in 1998 for the impact of the 2000, 1999 and
1998 net operating losses, temporary differences and the expiration of tax carryforwards. The increase in 2000 is mainly the result of consolidating United Solar's net operating losses. The Company's utilization of United Solar's net operating losses is limited to approximately $10 million per year under the Internal Revenue code.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE I - Federal Taxes on Income - (Continued)
----------------------------------------------

        At June 30, 2000, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                          Net Tax Operating    Investment Tax     R&D Credit
                          Loss Carryforward     Credit Total     Carryforward

             2001            $23,828,000          $27,000              -
             2002             15,900,000             -                 -
             2003             17,460,000             -                 -
             2004              1,338,000             -                 -
             2005              2,907,000             -                 -
             2006             12,382,000             -                 -
             2007             10,430,000             -             $276,000
             2008              9,496,000             -               41,000
             2009             11,804,000             -               30,000
             2010              7,619,000             -               15,000
             2011             14,743,000             -               40,000
             2012             17,173,000             -               14,000
             2013             22,819,000             -               29,000
             2014             14,044,000             -               42,000
             2015                 -                  -                 -
             2016                 -                  -                 -
             2017                 -                  -                 -
             2018                 -                  -                 -
             2019                 -                  -                 -
             2020             24,501,000             -                 -
                             ------------        ---------        -----------
                             $206,444,000         $27,000          $487,000
                             ============        =========        ===========

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

        The Company's operations by business segment were as follows:

                                     Financial Data by Business Segment
                                     ----------------------------------
                                              (in thousands)

                                                                                   Consolidating
                                   Ovonic Battery  United Solar*        ECD           Entries       Consolidated
                                   --------------  --------------  --------------  --------------  --------------
Revenues**
    Year ended June 30, 2000          $16,365         $3,763          $11,213         $(1,362)        $29,979
    Year ended June 30, 1999           25,687           -               7,285            -             32,972
    Year ended June 30, 1998           27,161           -               4,397            -             31,558

Interest Income
    Year ended June 30, 2000             -               $50           $1,526            -             $1,576
    Year ended June 30, 1999             -              -               1,187            -              1,187
    Year ended June 30, 1998               11           -                 588            -                599

Interest Expense***
    Year ended June 30, 2000             $385           $174              $15            -               $574
    Year ended June 30, 1999              525           -                  39            -                564
    Year ended June 30, 1998               62           -                  76            -                138

Operating Loss
    Year ended June 30, 2000         $(10,583)         $(497)         $(5,199)           $344        $(15,935)
    Year ended June 30, 1999           (6,587)         -               (6,407)           -            (12,994)
    Year ended June 30, 1998          (11,051)         -               (5,794)           -            (16,845)


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE K - Business Segments - (Continued)
----------------------------------------

                                                                                 Consolidating
                                  Ovonic Battery  United Solar*        ECD           Entries       Consolidated
                                  --------------  --------------  --------------  --------------  --------------
Equity in Net Loss of Investee
  Under Equity Method
    Year ended June 30, 2000             -             $(396)         $(2,067)           -            $(2,463)
    Year ended June 30, 1999             -              -              (3,660)           -             (3,660)
    Year ended June 30, 1998             -              -                (384)           -               (384)

Depreciation Expense
    Year ended June 30, 2000           $1,486           $424             $708           $(424)         $2,194
    Year ended June 30, 1999            1,247           -                 728            -              1,975
    Year ended June 30, 1998            1,307           -                 823            -              2,130

Capital Expenditures
    Year ended June 30, 2000             $335            $98             $265            -               $698
    Year ended June 30, 1999              800           -                 522            -              1,322
    Year ended June 30, 1998            1,357           -                 345            -              1,702


Investments in Equity Method Investees
    Year ended June 30, 2000             -           $22,395              -              -            $22,395
    Year ended June 30, 1999             -              -                $956            -                956
    Year ended June 30, 1998             -              -               2,116            -              2,116

Identifiable Assets
    Year ended June 30, 2000           $8,930        $41,763         $121,225        $(23,012)       $148,906
    Year ended June 30, 1999           13,012           -              26,796            -             39,808
    Year ended June 30, 1998           16,340           -              35,021            -             51,361


--------------------------------------------

   * For the period from April 11, 2000 to June 30, 2000.
  ** All revenues are derived from external customers.
 *** Excludes intercompany interest.

Item 9:   Changes in and Disagreements on Accounting and Financial Disclosure
------    -------------------------------------------------------------------
          Not applicable.
          ---------------

                                   PART III

Item 10: Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

        The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:


                            Director
                             of the
                             Company                                   Principal Occupation and
          Name                Since           Office                      Business Experience
          ----                -----           ------                      -------------------

Stanford R. Ovshinsky         1960      President, Chief      Mr. Ovshinsky, 77, the founder and Chief Executive
                                        Executive Officer     Officer of ECD, has been an executive officer and
                                        and Director          officer of ECD since its inception in 1960.  Mr.
                                                              Ovshinsky is the primary inventor of ECD's
                                                              technology. He also serves as the Chief Executive
                                                              Officer and a director of Ovonic Battery; Chief
                                                              Executive Officer and Chairman of United Solar; a
                                                              member of the Management Committee of Texaco
                                                              Ovonic Fuel Cell Company, LLC; a member of the
                                                              Management Committee of Bekaert ECD Solar
                                                              Systems; a member of the Board of Managers of GM
                                                              Ovonic; Chairman of Ovonyx, a member of the Alliance
                                                              Board of Ovonic Media; and Co-Chairman of the Board
                                                              of Directors of Sovlux.  Mr. Ovshinsky is the husband
                                                              of Dr. Iris M. Ovshinsky.


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





Nancy M. Bacon                1977      Senior Vice           Mrs. Bacon, 54, joined ECD in 1976 as its Vice
                                        President and         President of Finance and Treasurer.  She  became the
                                        Director              Senior Vice President of ECD in 1993.  Mrs. Bacon
                                                              also serves as a director of Sovlux and United Solar and
                                                              is a member of the Management Committee of Bekaert ECD
                                                              Solar Systems.

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

                                  SUMMARY COMPENSATION TABLE


                                   Annual                             Long Term
                                Compensation                        Compensation
                              -------------------               -------------------------
                                                                                                 All
                                                                 Restricted     Options          Other
     Name and Principal       Fiscal                                Stock      (Number of        Compen-
          Position            Year(1)   Salary(2)      Bonus        Award       Shares)          sation(3)
         ----------           -------   ------         -----       -------     ---------         ---------




Stanford R. Ovshinsky,          2000       $303,908                            106,611(4)        $12,657
President and Chief             1999       $294,929                              4,084(4)        $14,952
Executive Officer               1998       $284,967                             41,298(4)        $14,652

Robert C. Stempel,              2000       $270,004                   -           -              $ 5,035
Executive Director              1999       $270,004             $4,591,540(5)  300,000           $ 6,111
                                1998       $270,005                   -           -              $ 3,159

Iris M. Ovshinsky,              2000       $265,918                             71,074(4)        $12,657
Vice President                  1999       $257,941                              2,723(4)        $14,952
                                1998       $250,016                             27,533(4)        $13,569


Nancy M. Bacon,                 2000       $255,008                                              $ 6,538
Senior Vice President           1999       $254,854                                              $ 7,104
                                1998       $235,019                                              $ 5,796


Subhash K. Dhar, President     2000        $224,421                                              $ 5,829
and Chief Operating Officer,   1999        $220,001                                              $ 6,157
Ovonic Battery                 1998        $211,545                                              $ 5,283
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

(4) The stock options issued to Mr. and Dr. Ovshinsky are pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note G - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

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

                       OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2000.


                                         Individual Grants
                         ---------------------------------------------------
                         Number of     Percent of                                 Potential Realizable Value at
                         Securities       Total                                      Assumed Annual Rates of
                         Underlying      Options       Exercise                    Stock Price Appreciation for
                          Options        Granted       of Base                             Option Term(1)
                          Granted     to Employees      Price     Expiration
         Name               (#)      in Fiscal Year     ($/Sh)        Date              5%               10%
         ----            ----------  --------------   ---------   -----------     --------------------------------

Stanford R. Ovshinsky    106,611(2)      58.36%       $18.80(3)       (4)           $315,869.12       $420,824.84
Iris M. Ovshinsky        71,074(2)       38.91%       $18.80(3)       (4)           $210,578.29       $442,197.70



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

(2) The options granted in fiscal year 2000 are pursuant to the antidilution protection adjustment feature contained in the Stock Option Agreement dated November 1993. These adjustments are based on changes in the number of outstanding shares of ECD Common Stock and are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note G - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

(3) The exercise price is the weighted average exercise price of the stock options granted in fiscal year 2000.

(4) November 18, 2003 or 12 months after termination of employment, whichever is later.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

        The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 2000, and the number and value of unexercised options held by the named executive officers at fiscal year end.

                            Shares                   Number of Securities       Value of Unexercised
                         Acquired on    Value       Underlying Unexercised      in-the-Money Options
                           Exercise   Realized    Options at Fiscal Year End     at Fiscal Year End
       Name                  (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
------------------          -----       -----     -------------------------   -------------------------

Stanford R. Ovshinsky(1)    62,100   $765,750(2)          599,087/0                $7,797,551/$0
Iris M. Ovshinsky(3)        35,000   $420,437(4)          390,790/0                $5,077,892/$0
Robert C. Stempel(5)        34,000   $496,400(6)          604,000/0                $7,547,600/$0
Nancy M. Bacon(7)           23,000   $258,562(8)          162,200/0                $1,984,950/$0
Subhash K. Dhar(9)          6,888    $100,885(10)          62,040/0                 $535,095/$0

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



                                                Cumulative Total Return
                                  ----------------------------------------------------
                                   6/95     6/96     6/97     6/98     6/99     6/00
                                  ------   ------   ------   ------   ------   ------
ENERGY CONVERSION DEVICES, INC.    100     140.00    78.46    59.62    61.16   156.15
NASDAQ STOCK MARKET (U.S.)         100     128.39   156.15   205.58   296.02   437.30
CHASE H & Q TECHNOLOGY             100     116.87   152.63   193.34   312.92   548.97



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


                                  Class A
Name of                        Common Stock           Total Number of Shares
Beneficial Owner           Beneficially Owned(1)(2)     Beneficially Owned       Percentage of Class
-------------------------  ------------------------   -----------------------    -------------------

Stanford R. Ovshinsky             153,420                  153,420                   69.8%

Iris M. Ovshinsky                  65,601                   65,601                   29.8%

All other executive
officers and directors as
a group (13 persons)                __                       __                       __
Total                             219,021                  219,021                   99.6%
-------

(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

(2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated in the above table, but are included in the shares of Common Stock beneficially owned by Mr. and Dr. Ovshinsky (see table of beneficial ownership of Common Stock on page 107).

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


                                   Amount and Nature of
Name of Beneficial Owner         Beneficial Ownership(1)           % of Class(2)
------------------------         -----------------------           -------------
 Robert C. Stempel                    1,070,404(3)                    5.52%

 Stanford R. Ovshinsky                  850,847(4)                    4.45%

 Iris M. Ovshinsky                      461,640(5)                    2.45%

 Nancy M. Bacon                         175,215(6)                     *

 Subhash K. Dhar                         59,040(7)                     *

 Hellmut Fritzsche                       20,710(8)                     *

 Seymour Liebman                         13,527(9)                     *

 Walter J. McCarthy, Jr.                 13,187                        *

 Stanley K. Stynes                       12,884                        *

 Stephan W.  Zumsteg                     10,000(10)                    *

 Florence I. Metz                         9,884(11)                    *

 Umberto Colombo                          8,151(12)                    *

 Tyler Lowrey                             8,000(13)                    *

 William M.  Wicker                                                    -

 James R.  Metzger                                                     -

 All executive officers and           2,713,489                      13.03%
 directors as a group
 (15 persons)

 ----------
 * Less than 1%.
                                      -111-

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



        Principal Shareholders. The following table sets forth, as of September 22, 2000, to the knowledge of ECD, the beneficial holders of more than 5% of ECD's Common Stock (see footnotes for calculation used to determine "percentage of class" category):

 Name and Address of                 Amount and Nature of
 Beneficial Holder                   Beneficial Ownership    Percentage of Class
 -------------------                 --------------------    -------------------

 TRMI Holdings Inc.                      3,742,800(1)             19.65%
 2000 Westchester Avenue
 White Plains, NY 10650

 Stanford R. and Iris M. Ovshinsky       1,312,487(2)              6.9%(3)(4)
 1675 West Maple Road

 Troy, Michigan 48084
 Canon Inc.                              1,071,905(5)              5.83%
 30-2 Shimomaruko, 3-chome ohta ku
 Tokyo 146-8501 - Japan

 Robert C. Stempel                       1,070,404(6)              5.51%(3)
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

 Texaco

        Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

        So long as Texaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to Texaco, Texaco has the right to purchase additional ECD Stock in order for Texaco to maintain its same proportionate interest in ECD Stock as Texaco held prior to the issuance of the additional ECD Stock. If Texaco elects to purchase ECD Common Stock, the purchase price will be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which Texaco is entitled to purchase.

        If Texaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, Texaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice will terminate. William M. Wicker and James R. Metzger, directors of ECD, are respectively Senior Vice President and Vice President and Chief Technology Officer of Texaco.

 Ovonyx

        Stanford R. Ovshinsky, Robert C. Stempel and Tyler Lowrey, directors of ECD, are directors of Ovonyx. Tyler Lowrey is also President and Chief Executive Officer of Ovonyx. ECD currently owns 41.7% of Ovonyx and Mr. Lowrey owns in excess of 10% of Ovonyx.

        Through June 30, 2000, the Company recorded revenues of $2,686,000 from Ovonyx most of which was for product development services performed for Ovonyx prior to March 31, 2000.

 GM Ovonic

        Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Board of Managers of GM Ovonic. Ovonic Battery has a 40% interest in this joint venture.

        For the year ended June 30, 2000, the Company had revenues of $4,233,000 from GM Ovonic for the sales of products and providing contract personnel services, facilities and product development services.

 Ovonic Media

        Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Alliance Board of Ovonic Media. ECD has a 49% interest in this joint venture.


        For the year ended June 30, 2000, the Company had revenues of $634,000 from Ovonic Media for providing product development services.

 United Solar

        Stanford R. Ovshinsky, Robert C. Stempel, Nancy M. Bacon and Hellmut Fritzsche, directors of ECD, are directors of United Solar. The financial statements of United Solar are included in the consolidated financial statements of ECD for the period from April 11, 2000 through June 30, 2000.

        For the period from July 1, 1999 through April 10, 2000, the Company recorded revenues of $149,000 from United Solar for services performed for United Solar under a product development subcontract.

 Bekaert ECD Solar Systems

        Stanford R. Ovshinsky, Robert C. Stempel and Nancy M. Bacon, directors of ECD, are members of the Management Committee of Bekaert ECD Solar Systems, of which United Solar owns 40%.

        Bekaert ECD Solar Systems was formed on April 11, 2000 and for the period from April 11, 2000 through June 30, 2000, the Company recorded revenues of $78,000 from Bekaert ECD Solar Systems for miscellaneous services.

 Southwall

        Robert C. Stempel, a director of ECD, is a member of the Board of Directors of Southwall.

        For the year ended June 30, 2000, the Company had revenues of $1,597,000 from Southwall under a contract to build large-area deposition equipment. The completed equipment was shipped to Southwall in July 2000. $691,000 of the sale price is included in accounts receivable at June 30, 2000.

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

                     Independent Auditors' Report............................49


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

3.4       Certificate of Amendment to Certificate of Incorporation filed March                (d)
          25, 1999 extending voting rights of the Company's Class A Common
          Stock, increasing the authorized capital stock of the Company's
          Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock

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

10.9      License Agreement by and between the Company, Ovonic Battery                        (p)
          and Samsung Electronics Co., Ltd. dated June 10, 1991

10.10     License Agreement between the Company, Ovonic Battery and                           (q)
          Sylva Industries Limited dated June 14, 1991

10.11     License Agreement by and between the Company and Ovonic                             (r)
          Battery and Harding Energy Systems, Inc. dated August 28, 1991

10.12     License Agreement made as of November 20, 1991 by and between                       (s)
          the Company, Ovonic Battery and Hyundai Motor Company

10.13     Memory Patent License Agreement effective as of April 1, 1992 by                    (t)
          and between the Company and Plasmon Limited

10.14     Option License Agreement effective as of September 8, 1992 by                       (u)
          and between the Company, Ovonic Battery and Sylva Industries
          Limited

10.15     Memory Patent License Agreement dated as of February 3, 1993                        (v)
          between the Company and Toshiba Corporation

10.16     License Agreement between the Company and a Japanese Battery                        (w)
          Manufacturer filed confidentially pursuant to Rule 24b-2





10.17     Intercompany Services Agreement dated as of September 2, 1993                       (x)
          between the Company and Ovonic Battery Company, Inc.

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

10.25     Consumer Battery License Agreement effective as of December 15,                     (ff)
          1994 by and between the Company, Ovonic Battery Company, Inc.
          and Sanyo Electric Co., Ltd., filed confidentially pursuant to Rule
          24b-2

10.26     Consumer Battery License Agreement effective as of December 20,                     (gg)
          1994 by and between the Company, Ovonic Battery Company, Inc.
          and Toshiba Battery Co., Ltd., filed confidentially pursuant to Rule
          24b-2

10.27     Second Amendment to Sylva/ECD/OBC License Agreement                                 (hh)
          effective as of January 1, 1995 by and between the Company,
          Ovonic Battery Company, Inc. and Sylva Industries, Ltd., portions of which have been filed confidentially pursuant to Rule 24b-2

10.28     Consumer battery agreement effective as of January 10, 1995 by                      (ii)
          and between the Company, Ovonic Battery Company, Inc. and a consumer battery manufacturer, portions of which have been filed confidentially pursuant to Rule 24b-2

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

10.31     Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option                     (ll)
          Plan

10.32     Memory Patent License Agreement by and between Toray                                (mm)
          Industries, Inc. and the Company effective as of April 1, 1995

10.33     Amendment Agreement by and between Varta Batterie A.G., the                         (nn)
          Company and Ovonic Battery effective as of June 8, 1995, portions of which have been filed confidentially pursuant to Rule 24b-2

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

10.41     Executive Employment Agreement dated as of February 19, 1998                        (vv)
          between the Company and Iris M. Ovshinsky




10.42     Executive Employment Agreement, Restricted Stock Agreement and                      (ww)
          Stock Option Agreement dated as of January 15, 1999 between the
          Company and Robert C. Stempel

10.43     Stock Purchase Agreement by and between the Company and                             (xx)
          TRMI Holdings Inc. dated as of May 1, 2000

10.44     Foundation Agreement dated as of March 17, 2000 between United                      127
          Solar Systems Corp., Bekaert Corporation and the Company

10.45     Limited Liability Agreement effective as of April 11, 2000 by and                   172
          between United Solar Systems Corp. and Bekaert Corporation

21.1      List of all direct and indirect subsidiaries of the Company                         (yy)

23.1      Consent of Independent Auditors                                                     208

27.1      Financial Data Schedule (Edgar version)                                             (zz)


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

(f) Filed as Exhibit 3.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-42758) and incorporated herein by reference.

(g) Filed as Exhibit 13-D to the Company's Registration Statement on Form S -1 (Registration No. 2-26772) and incorporated herein by reference.

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

(t) Filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, and incorporated herein by reference.

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

(ww) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

(xx) Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(yy) Filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(zz) Filed as Exhibit 27.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.


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

                                ENERGY CONVERSION DEVICES, INC.



                                By:    /s/ Stanford R. Ovshinsky
                                       -----------------------------------------
                                       Stanford R. Ovshinsky,
                                       President and Chief Executive Officer
Dated: August 16, 2001                 (Principal Executive Officer)



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





/s/ Stanford R. Ovshinsky        President, Chief Executive
-----------------------------    Officer and Director            August 16, 2001
Stanford R. Ovshinsky            (Principal Executive Officer)



/s/ Stephan W. Zumsteg           Treasurer
----------------------------     (Principal Financial and        August 16, 2001
Stephan W. Zumsteg               (Accounting Officer)



/s/ Robert C. Stempel            Director
-------------------------------  (Chairman of the Board)         August 16, 2001
Robert C. Stempel


/s/ Nancy M. Bacon               Director
-------------------------------                                  August 16, 2001
Nancy M. Bacon

/s/ Umberto Colombo              Director
------------------------------                                   August 16, 2001
Umberto Colombo



/s/ Subhash K.  Dhar             Director
-------------------------------                                  August 16, 2001
Subhash K.  Dhar


                                 Director
---------------------------------                                August 16, 2001
Hellmut Fritzsche


/s/ Tyler Lowrey                 Director
---------------------------------                                August 16, 2001
Tyler Lowrey


/s/ Walter J. McCarthy, Jr.      Director
------------------------------                                   August 16, 2001
Walter J. McCarthy, Jr.


/s/ Florence I. Metz             Director
---------------------------------                                August 16, 2001
Florence I. Metz


/s/ James R. Metzger             Director
-------------------------------                                  August 16, 2001
James R.  Metzger


/s/ Iris M. Ovshinsky            Director
---------------------------------                                August 16, 2001
Iris M. Ovshinsky


/s/ Stanley K. Stynes            Director
---------------------------------                                August 16, 2001
Stanley K. Stynes


/s/ William M.  Wicker           Director
---------------------------------                                August 16, 2001
William M.  Wicker