Form 10-Q/A
period 2000-09-30
ENERGY CONVERSION DEVICES INC
filed 2001-08-16
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         FORM 10Q/A (Amendment No. 1)

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the period ended                 SEPTEMBER 30, 2000
                     ----------------------------------------------------------

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

                 Commission file number        1-8403
                                        ---------------------

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
                                                   ----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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



                              Page 1 of 37 Pages

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                                 (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
REVENUES
   Product sales                                   $ 1,228,146     $ 1,056,169
   Product sales to related parties                  1,963,418         813,998
                                                   -----------     -----------
      Total product sales                          $ 3,191,564     $ 1,870,167

   Royalties                                           875,636         663,155

   Revenues from product development agreements      2,035,856       3,917,554
   Revenues from product development agreements
      with related parties                           3,057,620          -
                                                   -----------     -----------
        Total revenues from product
          development agreements                     5,093,476       3,917,554

   Revenues from license and other agreements          300,000         400,000

   Other                                                51,502          61,234
   Other revenues from related parties                 621,932         667,962
                                                   -----------     -----------
      Total other revenues                             673,434         729,196
                                                   -----------     -----------
   TOTAL REVENUES                                   10,134,110       7,580,072

EXPENSES
   Cost of product sales                             3,194,559       2,350,697
   Cost of revenues from product development
      agreements                                     4,560,600       3,637,768
   Product development and research                  2,379,340       3,132,601
   Patents, including patent defense                   990,607         473,717
   Operating, general and administrative             2,101,699       1,419,130
                                                   -----------     -----------
   TOTAL EXPENSES                                   13,226,805      11,013,913
                                                   -----------     -----------

   LOSS FROM OPERATIONS                             (3,092,695)     (3,433,841)

OTHER INCOME (EXPENSE):
   Interest income                                   1,554,012         226,459
   Interest expense                                   (220,693)        (98,793)
   Equity loss in joint ventures                      (206,502)       (560,000)
   Minority interest share of losses                    94,900           -
   Other non-operating income (net)                    126,014         121,035
                                                   -----------     -----------
   TOTAL OTHER INCOME (EXPENSE)                      1,347,731        (311,299)
                                                   -----------     -----------

   NET LOSS                                        $(1,744,964)    $(3,745,140)
                                                   ===========     ===========

   BASIC NET LOSS PER SHARE                        $      (.09)    $      (.28)
                                                   ===========     ===========

   DILUTED NET LOSS PER SHARE                      $      (.09)    $      (.28)
                                                   ===========     ===========

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                                  ASSETS
                                  ------

                                                              September 30,     June 30,
                                                                  2000            2000
                                                              -------------   -------------
CURRENT ASSETS (NOTE A)                                       (Unaudited)
   Cash, including cash equivalents of
      $46,674,000 at September 30, 2000 and
      $44,386,000 at June 30, 2000                            $  46,681,653   $  44,592,017
   Investments                                                   47,006,928      44,723,500
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $579,000 at September 30, 2000, and
      at June 30, 2000)                                           6,165,797       7,172,166
   Amounts due from related parties                              13,188,357       8,893,354
   Inventories                                                      990,414         994,077
   Other                                                            592,768         302,413
                                                              -------------   -------------
         TOTAL CURRENT ASSETS                                   114,625,917     106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                       312,588         312,588
   Buildings and improvements                                     3,912,957       1,042,781
   Machinery and other equipment (including construc-
      tion in progress of approximately $517,000 and
      $578,000 at September 30, 2000 and June 30, 2000)          19,052,170      18,808,002
   Capitalized lease equipment                                    4,734,653       4,734,653
                                                              -------------   -------------
                                                                 28,012,368      24,898,024
   Less accumulated depreciation and amortization               (22,006,068)    (18,636,752)
                                                              -------------   -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                      6,006,300       6,261,272

Investments in EV Global, Innovative Transportation
   Systems and Rare Earth Ovonic-China (NOTE A)                   2,639,716       2,639,716

Long-Term Note Receivable - Bekaert ECD Solar Systems (NOTE A)    9,783,988       9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                     21,906,012      22,394,868
   Bekaert ECD Europa                                                43,750          -
   Texaco Ovonic Fuel Cell Company                                   -               -
   Texaco Ovonic Hydrogen System                                     -               -
   GM Ovonic                                                         -               -
   Ovonyx                                                            -               -
   Ovonic Media                                                      -               -
   Sovlux - Russia                                                   -               -

OTHER ASSETS                                                      1,407,085       1,300,764
                                                              -------------   -------------
         TOTAL ASSETS                                         $ 156,412,768   $ 148,905,642
                                                              =============   =============


See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                           September 30,     June 30,
                                                               2000            2000
                                                           -------------   -------------
                                                           (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $  7,158,200    $  6,133,826
   Accounts payable - related party                              18,049          17,546
   Salaries, wages and amounts withheld
      from employees                                          2,426,628       1,998,684
   Deferred revenues under business
      agreements                                              3,326,310         161,331
   Deferred revenues - related parties                        6,435,836       6,376,644
   Current installments on long-term liabilities              2,638,262       2,200,039
                                                            -----------    ------------
         TOTAL CURRENT LIABILITIES                           22,003,285      16,888,070

LONG-TERM LIABILITIES                                         9,442,308      10,427,858

LONG-TERM NOTES PAYABLE                                       9,783,988       9,631,495

DEFERRED GAIN                                                   558,807         669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                      3,933,963       3,938,667
                                                            -----------    ------------
         TOTAL LIABILITIES                                   45,722,351      41,555,162

NEGATIVE GOODWILL (NOTE D)                                    3,031,818       3,148,426

MINORITY INTEREST (NOTE D)                                    5,330,594       5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
   Class A Convertible Common Stock,
      par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                    2,199           2,199
   Class B Convertible Common Stock,
      par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares      4,300           4,300
   Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares Issued and
         Outstanding - 18,445,466 shares at September 30,
         2000 and 18,098,646 shares at June 30, 2000            184,455         180,986
   Additional paid-in capital                               329,224,022     324,293,312
   Accumulated deficit                                     (223,929,044)   (222,184,080)
   Accumulated other comprehensive income                       242,913          50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                           (3,400,840)     (3,570,940)
                                                            -----------    ------------
         TOTAL STOCKHOLDERS' EQUITY                         102,328,005      98,776,560
                                                           ------------    ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $156,412,768    $148,905,642
                                                           ============    ============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                           -----------------------------
                                                               2000            1999
                                                           -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                $ (1,744,964)   $ (3,745,140)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                          553,617         530,865
         Equity loss in joint ventures                          206,502         560,000
         Profit deferred on sales to related parties            282,354          -
         Stock and stock options issued for services rendered   170,100         326,175
         Amortization of deferred gain                         (110,265)       (110,265)
         Negative goodwill amortization                        (116,608)         -
         Minority interest                                      (94,900)         -
         Loss on disposal of capital equipment                   (4,704)        (21,989)
   Changes in working capital
      Accounts receivable                                     1,086,558        (916,276)
      Amounts due to related parties                         (4,375,192)       (347,005)
      Inventories                                                 3,663         (11,134)
      Other assets                                             (396,676)         55,931
      Accounts payable and accrued expenses                   1,452,318         406,716
      Accounts payable - related party                              503          49,500
      Deferred revenues under business agreements             3,164,979        (103,638)
      Deferred revenues from related parties                     59,192          -
                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       136,477      (3,326,260)

INVESTING ACTIVITIES:
   Investment in United Solar                                    -             (300,000)
   Investment in Bekaert ECD Europa                             (43,750)         -
   Purchases of capital equipment                              (298,644)       (178,112)
   Purchase of investments                                   (2,091,298)         -
                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                        (2,433,692)       (478,112)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
      debt and capitalized lease obligations                   (547,327)       (350,728)
   Proceeds from sale of common stock upon
      exercise of stock option and warrants                   3,323,428          30,050
   Proceeds from issuance of warrants                         1,610,750          -
                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           4,386,851        (320,678)

NET DECREASE IN CASH AND CASH EQUIVALENTS                     2,089,636      (4,125,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             44,592,017      19,076,983
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 46,681,653    $ 14,951,933
                                                           ============    ============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                 (Unaudited)


                                                      Three Months Ended
                                                        September 30,
                                                   ------------------------
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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation
------------------------------

      Information for the three months and nine months ended September 30, 2000 (fiscal 2001) and 1999 (fiscal 2000) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles in the United States (GAAP) for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2000 Annual Report on Form 10-K, as amended, which contains a summary of ECD's accounting principles and other footnote information.

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

      The Company has a number of strategic alliances and has, as of September 30, 2000, five major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) GM Ovonic LLC (GM Ovonic), Ovonic Battery's 40% joint venture with General Motors Corporation (GM) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications (on October 12, 2000, ECD and Texaco Inc. jointly announced that Texaco and Ovonic Battery signed a Memorandum of Understanding
(MOU) to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, LLC (Texaco Ovonic Battery), in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000); (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell Company), a 50%-owned joint venture with Texaco to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology; (iv) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Corporation (Intel) and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; and (v) Ovonic Media LLC (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europa

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

(Bekaert ECD Europa) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of ECD's ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of our ownership percentage.

      Certain items for the three months ended September 30, 1999 and as of June 30, 2000 have been reclassified to be consistent with the classification of items as of and for the three months ended September 30, 2000.

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

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

Other Comprehensive Income (Loss)

      The Company's total comprehensive loss was as follows:


                                              Three Months Ended
                                                 September 30,
                                          -----------------------------
                                              2000            1999
                                          -------------   -------------
                                           (Unaudited)    (Unaudited)

      Net Loss                            $ (1,744,964)   $ (3,745,140)
      OTHER COMPREHENSIVE INCOME:
      Unrealized gains on securities           192,130          -
                                          ------------    ------------
      COMPREHENSIVE LOSS                  $ (1,552,834)   $ (3,745,140)
                                          =============   =============


Investments in EV Global Motors Company (EV Global), Innovative Transportation
------------------------------------------------------------------------------
Systems A.G. (Innovative Transportation) and Rare Earth Ovonic-China
--------------------------------------------------------------------

      The Company accounts for its investments in EV Global and Innovative Transportation Systems using the cost method of accounting. ECD's interest in EV Global is less than 1% and ECD's interest in Innovative Transportation was 11.7% on September 30, 2000 and increased to 19% on October 3, 2000. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

Accounts Receivable
-------------------

                                                           September 30,     June 30,
                                                               2000            2000
                                                           -------------   -------------
Long-term contracts accounted for under percentage
  of completion accounting
   Revenues recognized but unbilled
      Commercial customers                                 $   203,283     $   201,397
   Plus amounts billed to customers
      Commercial customers                                     692,858         638,369
                                                           -----------     -----------
            Sub-total                                          896,141         839,766

Long-term contracts not accounted for under percentage
  of completion accounting
   Amounts earned which are billed in the subsequent month
      U.S. Government                                          714,242         689,217
      Commercial customers                                      -              154,767
                                                           -----------     -----------
                                                               714,242         843,984

   Amounts billed
      U.S. Government                                          765,975         786,585
      Commercial customers                                      51,020           -
                                                           -----------     -----------
                                                               816,995         786,585
   Plus retainages
      U.S. Government                                           74,497          74,497
                                                           -----------     -----------
            Sub-total                                        1,605,734       1,705,066

Amounts unbilled for other than long-term contracts
   Commercial customers                                        441,612       2,837,375

Amounts billed for other than long-term contracts
   U.S. Government                                              -                4,687
   Commercial customers                                      3,801,310       2,364,272
                                                           -----------     -----------
            Sub-total                                        3,801,310       2,368,959

Allowance for uncollectible accounts                          (579,000)       (579,000)
                                                           -----------     -----------

                 TOTAL                                     $ 6,165,797     $ 7,172,166
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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                            September 30,     June 30,
                                                                2000            2000
                                                            -------------   -------------
Accounts receivable related to long-term contracts ac-
  counted for under percentage of completion accounting
   Revenues recognized but unbilled
      Bekaert ECD Solar Systems                             $    907,570    $    393,426
   Amounts billed
      Bekaert ECD Solar Systems                                1,335,573         939,854
                                                            ------------    ------------
            Sub-total                                          2,243,143       1,333,280

Long-term contracts not accounted for under percentage
  of completion accounting
   Amounts earned which are billed in the subsequent month
      GM Ovonic                                                   50,666          -
      Texaco Ovonic Fuel Cell Company                            897,000          -
      Texaco Ovonic Hydrogen Systems                           1,440,000          -
            Sub-total                                          2,387,666          -

   Amounts billed
      GM Ovonic                                                    3,346          22,097

Amounts unbilled for other than long-term contracts
      Bekaert ECD Solar Systems                                7,741,094       6,728,194
      GM Ovonic                                                   -               13,087
      Ovonyx                                                     349,524         352,668
                                                            ------------    ------------
            Sub-total                                          8,090,618       7,093,949

Amounts billed for other than long-term contracts
      GM Ovonic                                                  239,480         315,163
      Ovonyx                                                     224,104         128,865
                                                            ------------    ------------
            Sub-total                                            463,584         444,028
                                                            ------------    ------------
            TOTAL                                           $ 13,188,357    $  8,893,354
                                                            ============    ============

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                          September 30,      June 30,
                                              2000             2000
                                          ------------     ------------

              Finished products           $    40,290      $    37,785
              Work in process                 590,924          557,732
              Raw materials                   359,200          398,560
                                          -----------      -----------
                                          $   990,414      $   994,077
                                          ===========      ===========

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

      Ovonic Battery has a contingent fee arrangement with a law firm which requires Ovonic Battery to pay the law firm 25% of royalties received relative to consumer battery licenses entered into in 1995 in settlement of an International Trade Commission action.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

Stock Options
-------------

       The Company applies SFAS 123, Accounting for Stock-Based Compensation, for any stock options or awards granted to nonemployees of the Company. The amount of compensation cost is determined based upon the fair value of the options at the grant date and expense is amortized during the period over which the options vest. The Company applies APB 25, Accounting for Stock Issued to Employees, to its stock-based compensation awards to employees. These awards are granted at the fair market value on the grant date in accordance with the applicable plan. Accordingly, no compensation expense is recorded in connection with the Company's stock options granted to employees.


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                      Three Months Ended
                                                        September 30,
                                                 ---------------------------
                                                     2000*          1999
                                                 ------------   ------------

      Product Sales:
         Machine building                        $ 1,024,031    $   723,428
         Battery packs                               178,075        332,741
         Negative and positive electrodes             26,040         -
                                                 -----------    -----------
                                                   1,228,146      1,056,169
      Product sales-related parties:
         Photovoltaics                             1,381,043         -
         Machine building                            538,846          4,353
         Battery packs                                -             220,120
         Negative and positive electrodes             43,529        589,525
                                                 -----------    -----------
                                                   1,963,418        813,998
                                                 -----------    -----------
            Total product sales                  $ 3,191,564    $ 1,870,167
                                                 ===========    ===========

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements (Continued)
--------------------------------------------


                                                 Three Months Ended
                                                    September 30,
                                             ---------------------------
                                                 2000*          1999
                                             ------------   ------------
      Royalties
          Battery technology                 $   848,997    $   648,900
          Optical memory                          26,639         14,255
                                             -----------    -----------
                                             $   875,636    $   663,155
                                             ===========    ===========
      Revenues from product development
        agreements:
          Photovoltaics                      $   870,443    $   597,353
          Battery technology                     740,877      1,978,811
          Optical memory                          77,596        531,425
          Hydrogen                               346,940        746,704
          Other                                    -             63,261
                                             -----------    -----------
                                               2,035,856      3,917,554
      Revenues from product development
        agreements - related parties
          Battery technology                      53,351         -
          Optical memory                         667,269         -
          Hydrogen                             1,440,000         -
          Fuel cells                             897,000         -
                                             -----------    -----------
                                               3,057,620         -
                                             -----------    -----------
      Total revenues from product
        development agreements               $ 5,093,476    $ 3,917,554
                                             ===========    ===========

      License and other agreements
          Battery technology                 $   300,000    $   400,000
                                             ===========    ===========

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.


      The following table presents revenues by country based on the location of the customer:

                                               Three Months Ended
                                                  September 30,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------

          United States                    $  6,748,955    $  5,920,435
          Mexico                              1,381,403          -
          China                               1,198,037          -
          Japan                                 735,783         893,805
          Germany                                38,001          -
          Other countries                        17,355         194,632
          Hong Kong                              14,576           8,700
          Netherlands                            -              562,500
                                           ------------    ------------
                                           $ 10,134,110    $  7,580,072
                                           ============    ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 2000 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                           September 30,     June 30,
                                               2000            2000
                                           ------------    ------------

           Battery                         $ 1,913,331     $ 1,913,331
           Optical memory                    2,020,632       2,025,336
                                           -----------     -----------
                                           $ 3,933,963     $ 3,938,667
                                           ===========     ===========


      Creditable royalties earned and recognized as revenue were:

                                           Periods ended September 30,
                                               2000           1999
                                           ------------   ------------

           Three months ended                $  4,704       $ 24,696

There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.


NOTE D - Joint Ventures and Investments
----------------------------------------

Joint Ventures
--------------

      Intellectual property and patents resulting from the Company's product development and research are valued at zero on the balance sheet. Intellectual property and patents provide the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      The Company's investments in its joint ventures, other than Bekaert ECD Solar Systems, Bekaert ECD Europa and Innovative Transportation Systems, are recorded at zero. The Company will continue to carry its investment in each of the other joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

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


                           BEKAERT ECD SOLAR SYSTEMS
                            STATEMENT OF OPERATIONS
                            -----------------------

                                               Three Months Ended
                                               September 30, 2000
                                               ------------------
                                                  (Unaudited)

      Revenues                                    $ 1,233,891

      Operating Expenses
         Cost of Sales                              1,148,407
         General and administrative                   678,962
                                                  -----------
             Total                                  1,827,369
      Other Income (net)                               76,147
                                                  -----------
      Net Loss                                    $  (517,331)
                                                  ===========


                           BEKAERT ECD SOLAR SYSTEMS
                                 BALANCE SHEET
                                 -------------

                                                  September 30, 2000
                                                  ------------------
                                                     (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                   $ 14,656,238
         Inventory                                      7,083,299
         Other Current Assets                          23,125,241
                                                     ------------
             Total Current Assets                      44,864,778
      Property, Plant and Equipment (Net)               1,968,184
      Other Assets                                      5,870,799
                                                     ------------
             Total Assets                            $ 52,703,761
                                                     ============

      Current Liabilities:
         Accounts Payable and Accrued Expenses       $  9,369,909
         Note Payable-ECD                               9,783,988
                                                     ------------
             Total Liabilities                         19,153,897
             Total Members' Equity                     33,549,864
                                                     ------------
             Total Liabilities and Members' Equity   $ 52,703,761
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

      ECD recorded revenues from Ovonyx of $94,000 for the three months ended September 30, 2000 and zero for the three months ended September 30, 1999, for services performed for its operations which commenced on January 15, 1999.

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


                                   OVONYX, INC.
                              STATEMENT OF OPERATIONS
                              -----------------------

                                               Three Months Ended
                                                 August 31, 2000
                                                 ---------------

      Revenues                                     $  1,025,168

      Operating Expenses
         Product development                            450,900
         Patent                                          13,440
         General and administrative                     184,905
                                                   ------------
              Total                                     649,245
      Other Income                                       98,784
                                                   ------------
      Net Income                                   $    474,707
                                                   ============


                                   OVONYX, INC.
                                  BALANCE SHEET
                                  -------------

                                                        August 31, 2000
                                                        ---------------
      Current Assets:
         Cash and Cash Equivalents                       $  2,047,725
         Investments                                        5,234,136
         Accounts Receivable                                  112,731
         Other Current Assets                                  53,908
                                                         ------------
            Total Current Assets                            7,448,500
      Property, Plant and Equipment (Net)                      10,707
                                                         ------------
            Total Assets                                 $  7,459,207
                                                         ============

      Current Liabilities:
         Accounts Payable and Accrued Expenses           $    571,528
                                                         ------------
            Total Current Liabilities                         571,528
            Total Stockholders' Equity                      6,887,679
                                                         ------------
            Total Liabilities and Stockholders' Equity   $  7,459,207
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

                              OVONIC MEDIA
                         STATEMENT OF OPERATIONS

                                               Three Months Ended
                                               September 30, 2000
                                               ------------------
                                                  (Unaudited)

      Revenues                                    $     -

      Operating expenses:
         Product development                           510,862
         General and administrative                    100,824
                                                  ------------
            Total expenses                             611,686
                                                  ------------
      Loss from operations                            (611,686)
         Interest expense                               (2,922)
                                                  ------------
      Net Loss                                    $   (614,608)
                                                  ============


                              OVONIC MEDIA
                              BALANCE SHEET

                                                    September 30, 2000
                                                    ------------------
                                                       (Unaudited)
      Current Assets:
         Advances to ECD                               $   697,694
                                                       -----------
              Total Current Assets                         697,694
         Property, Plant and Equipment (Net)               244,154
                                                       -----------
              Total Assets                             $   941,848
                                                       ===========

      Current Liabilities:
         Current Portion of Equipment Lease            $    44,602
                                                       -----------
              Total Liabilities                             44,602

      Capital Contributions                              2,061,018
      Accumulated Deficit                               (1,163,772)
                                                       -----------
              Total Members' Equity                        897,246
                                                       -----------
              Total Liabilities and Members' Equity    $   941,848
                                                       ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the three months ended September 30, 2000, the Company recorded revenues of $667,000 for services provided to this joint venture.

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

      During the three months ended September 30, 2000, the Company recorded revenues of $897,000 for services provided to this joint venture.

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

      During the three months ended September 30, 2000, the Company recorded revenues of $1,440,000 for services provided to this joint venture.

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

      During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech of Baotou Steel Company of Inner Mongolia, China. Rare Earth High-Tech is one of the principal suppliers of rare earth raw materials to NiMH battery material manufacturers around the world. The agreement called for the creation of joint ventures licensed by Ovonic Battery
                                       24

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

      During the three months ended September 30, 2000, the Company recorded revenues of $884,000 related to machine-building contracts from the Rare Earth Ovonic joint ventures.

NOTE E - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and nine months ended September 30 are computed as follows:

                                                         2000           1999
                                                     ------------   ------------

    Weighted average number of shares outstanding     18,883,836     13,382,719

    Net loss                                         $(1,744,964)   $(3,745,140)

    BASIC NET LOSS PER SHARE                         $      (.09)   $      (.28)
                                                     ===========    ===========

    Weighted average number of shares outstanding     18,883,836     13,382,719
    Weighted average shares for dilutive securities            0              0
                                                     -----------    -----------

    Average number of shares outstanding and
       potential dilutive shares                      18,883,836     13,382,719

    Net loss                                         $(1,744,964)   $(3,745,140)

    DILUTED NET LOSS PER SHARE                       $      (.09)   $      (.28)
                                                     ===========    ===========


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

      The Company's operations by business segment were as follows:

                        Financial Data by Business Segment
                        ----------------------------------
                                    (in thousands)

                                                                            Consolidating
                                 ECD       Ovonic Battery   United Solar*      Entries      Consolidated
                             -----------   --------------   -------------   -------------   ------------
Revenues
      Three months ended
         September 30, 2000    $  5,920       $  3,421         $   2,251       $ (1,458)      $ 10,134
         September 30, 1999       2,800          4,780              -              -             7,580


Operating Loss
      Three months ended
         September 30, 2000    $    379       $ (3,564)        $    (178)      $    270       $ (3,093)
         September 30, 1999      (1,381)        (2,053)             -              -            (3,434)

Equity in Net Loss of Investee
   Under Equity Method
      Three months ended
         September 30, 2000    $   -          $   -            $    (206)      $   -          $   (206)
         September 30, 1999        (560)          -                 -              -              (560)

Interest Expense**
      Three months ended
         September 30, 2000    $   -          $     74         $     147       $   -          $    221
         September 30, 1999           2             97              -              -                99

Interest Income**
      Three months ended
         September 30, 2000    $  1,523       $   -            $      31       $   -          $  1,554
         September 30, 1999         226           -                 -              -               226

Depreciation Expense
      Three months ended
         September 30, 2000    $    160       $    391         $     439       $   (437)      $    553
         September 30, 1999         181            350              -              -               531


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE F - Business Segments (Continued)
--------------------------------------

                                                                            Consolidating
                                 ECD       Ovonic Battery   United Solar*      Entries      Consolidated
                             -----------   --------------   -------------   -------------   ------------

Identifiable Assets
      Three months ended
         September 30, 2000    $130,798       $  7,608         $ 45,793        $(27,786)      $156,413
         September 30, 1999      22,928         13,358             -               -            36,286

Capital Expenditures
      Three months ended
         September 30, 2000    $     54       $     74         $    171        $   -          $    299
         September 30, 1999          16            162             -               -               178

Investments in Equity
   Method Investees
      Three months ended
         September 30, 2000    $   -          $   -            $ 21,950        $   -          $ 21,950
         September 30, 1999         696           -                -               -               696


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2000, as amended, and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

      -- we may be unable to continue to protect and maintain the proprietary nature of our technology;

      -- other companies may be successful in asserting patent infringement or other claims against us which prevent us from commercializing products based on our technology or which force us to make royalty or other payments to competitors;

      -- other companies may develop competing technologies which cause our technology to become obsolete or non-competitive;

      -- our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      --  we may be unable to successfully execute our internal business plans;

      -- we may need to obtain additional debt or equity financing to continue to operate our business and financing may be unavailable or available only on disadvantageous terms;

      -- we may experience performance problems with key suppliers or subcontractors;

      -- adverse changes may occur in general economic conditions or in political or competitive forces affecting our business;

      --  competition may increase in our industry or markets;

      -- our government product development or research contracts may be terminated by unilateral government action or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed;

      -- we may become subject to legal or regulatory proceedings which may reach unfavorable resolutions;

      -- there may be adverse changes in the securities markets which affect the price of our stock; or

      -- we may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

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

      The Company had a net loss in the three months ended September 30, 2000 of $1,745,000 compared to a net loss of $3,745,000 for the three months ended September 30, 1999 - an improvement of $2,000,000. The most significant factors contributing to the improvement were an improvement in the net cost of product development ($1,006,000), an increase in the interest income ($1,328,000), a $478,000 improvement in the loss on product sales ($3,000 loss on product sales compared to a $481,000 loss last year) and a $212,000 increase in revenues from royalties. Partially offsetting the improvements were a $100,000 decrease in license fees, a decrease of $56,000 in other revenues, higher patent and patent defense expenses ($517,000) and higher interest expenses ($122,000).

      The net cost of product development to the Company decreased by $1,006,000 despite the increase of expenditures for the development of products to $6,940,000 compared to $6,771,000 in the same quarter the previous year.


                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------

      Cost of revenues from product development
          agreements                                 $ 4,561,000    $ 3,638,000
      Product development and research                 2,379,000      3,133,000
                                                     -----------    -----------
           Total cost of product development           6,940,000      6,771,000
      Revenues from product development
         agreements                                    5,093,000      3,918,000
                                                     -----------    -----------
           Net cost of product development           $ 1,847,000    $ 2,853,000
                                                     ===========    ===========


      The loss results from (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 71% to $3,192,000 in the three months ended September 30, 2000 from $1,870,000 in the three months ended September 30, 1999. Photovoltaic sales were $1,381,000 in 2000 versus zero in 1999. United Solar's financial statements were not consolidated with ECD until April 11, 2000. Machine-building revenues increased to $1,563,000 in 2000 compared to $728,000 in 1999. The machine-building revenues in 2000 were applicable to contracts to supply and build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and the sale of equipment for the manufacture of NiMH batteries to the Rare Earth Ovonic joint ventures. Both contracts, which are accounted for on the percentage of completion method of accounting and currently have a total backlog of $64,175,000, will be substantially completed during the third quarter of fiscal 2002. The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. Sales of negative and positive electrodes decreased $520,000. Battery pack sales decreased to $178,000 in 2000 versus $553,000 in 1999.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 30% to $5,093,000 in the three months ended September 30, 2000 from $3,918,000 in the three months ended September 30, 1999. There were total increases in product development agreements of $3,014,000 which were due primarily to development programs in 2000 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($897,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($1,440,000), (see discussion of these joint ventures under Liquidity and Capital Resources and the associated development contracts) and United Solar contracts with Department of Energy
(DOE) and Solar Design Associates ($677,000), partially offset by completing programs with Shell Hydrogen ($0 in 2000 compared to $313,000 in 1999) and National Institute of Standards
                                       30
and Technology (NIST) in the Company's battery and hydrogen technologies ($660,000 in 2000 compared to $1,275,000 in 1999).

      Revenues from license and other agreements decreased to $300,000 in the three months ended September 30, 2000 compared to $400,000 in the three months ended September 30,1999. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. Royalties increased 32% to $876,000 in the three months ended September 30, 2000 from $663,000 in the three months ended September 30, 1999, primarily due to increased royalties from battery technologies.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Revenues decreased by $56,000 to $673,000 in the three months ended September 30, 2000 from $729,000 in the three months ended September 30, 1999. This decrease was due to lower billings to GM Ovonic offset by higher revenues from Ovonyx of $94,000. The revenues from Ovonyx relate to services provided beginning in January 1999. Revenues from GM Ovonic are lower because we were leasing fewer of our employees to GM Ovonic.

      There was a negative margin of $3,000 on product sales in the three months ended September 30, 2000 compared to a negative margin of $481,000 in 1999. Profitable machine-building contracts offset losses for electrode production where low sales volumes were coupled with high fixed costs.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $991,000 in the three months ended September 30, 2000 from $474,000 in the three months ended September 30, 1999, principally due to litigation costs ($433,000 in 2000 versus $34,000 in 1999) for the protection of our NiMH battery patents and technology.

      The increase in operating, general and administrative expenses to $2,102,000 in the three months ended September 30, 2000 from $1,419,000 in the three months ended September 30, 1999 was related to the decreased allocation of costs ($334,000) to other cost elements due to increased volumes for product development agreements and the amortization of negative goodwill ($116,000) in connection with United Solar, increased expenses for ECD ($221,000), decreased expenses for Ovonic Battery ($69,000), and the consolidation of United Solar's expenses ($313,000) in 2000.

      The $1,659,000 improvement in other income (net) of $1,348,000 in the three months ended September 30, 2000, compared to other expense (net) of $311,000 in the three months ended September 30, 1999, was due principally to increased interest income of $1,554,000 in the three months ended September 30, 2000 compared to $226,000 in the three months ended September 30, 1999.

                      Liquidity and Capital Resources

      As of September 30, 2000, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable (including $13,268,546 of amounts due from related parties) of $113,043,000, an increase of $7,662,000 from June 30, 2000. As of September 30, 2000, the Company had consolidated working capital of $92,623,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000.

      Of the Company's $93,689,000 cash, cash equivalents and investments, the Company purchased $2,091,000 of investments during the three months ended September 30, 2000 consisting of commercial paper, classified as available for sale, maturing from 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

      During the three months ended September 30, 2000, $136,000 of cash was provided by operations. The difference between the net loss of $1,745,000 and the net cash used in operations was due to an increase of $3,289,000 in accounts receivable, principally due to a $50 million contract with Bekaert ECD Solar Systems to build production equipment expected to be completed in 2002 and contracts from the Texaco Ovonic joint ventures (see below for details) that will provide the Company revenues valued in excess of $80 million that will last up to three years, partially offset by depreciation expense of $554,000 and increases of $1,453,000 in accounts payable and accrued expenses due to increased purchases relating to aforementioned new programs. In addition, $299,000 of machinery and equipment was purchased during this period.

      The Company's strategy is to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and additional marketing expertise for the Company's technologies and products. Over the past 11 months, the Company has entered into a number of historic business agreements bringing the Company's short-term cash reserves to approximately $90 million and having a significant positive impact on future cash flows. As part of its long-standing strategy, the Company has made investments in its technologies which have resulted in enabling intellectual property and products. It has entered into strategic alliances and joint ventures with some of the world's leading corporations listed below, which form the basis of a fundamental restructuring of the Company.

      - ECD provides the enabling technologies for a complete hydrogen system, from NiMH batteries to hydrogen storage systems to fuel cells and to the infrastructure -- the drivers of the hydrogen economy. ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, announced three important agreements which are expected to transform ECD's prior investments into commercial products:

         - On September 21, 2000, ECD and TESI formed Texaco Ovonic Fuel Cell Company. TESI is funding Texaco Ovonic Fuel Cell in an initial amount of approximately $40 million, including initial product and market development. The principal use of the funds is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology, validate manufacturing methodologies and produce production-ready prototypes. The contract will last from one to three years and may be cancelled if mutually agreed-upon milestones are not achieved.

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

         - On October 31, 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI is funding Texaco Ovonic Hydrogen Systems in an initial amount of approximately $46 million, including initial product and market development. The principal use of the funds is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. The contract will last from one to three years and may be cancelled if mutually agreed-upon milestones are not achieved.

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


      - On April 25, 2000, Ovonic Battery, after having received all necessary Chinese government approvals, officially started the first in a series of NiMH projects in China and, on June 15, 2000, the second and third projects were started. These contracts will provide Ovonic Battery with $63.6 million of contract revenue. These projects with Rare Earth Ovonic resulted in joint ventures, of which Ovonic Battery has a 19% interest, which provide an important entry for the Company into the vast Chinese market. The agreements contemplate two additional projects that, if orders are received, will result in total revenue to Ovonic Battery for all projects of more than $100 million.

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

      On May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000. As part of this agreement, Texaco has rights to purchase additional shares of ECD Common Stock in order to maintain its 20% equity stake. In connection with these rights, Texaco purchased 125,233 additional shares for approximately $3,795,000 on October 26, 2000.

      During the next 12 months, the Company expects to purchase approximately $5,000,000 of machinery and equipment and leasehold improvements.

      The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months. However, approximately 80% of the royalties the Company receives are based on the Japanese Yen and, therefore, changes in exchange rates can significantly alter royalty revenues.

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

      Due to the increase in its stock price, the Company has received, since August 1, 1999, approximately $18,000,000 (approximately $1,300,000 of which occurred after September 30, 2000) in proceeds from the exercise of employee stock options and the exercise of warrants. While there are additional employee stock options and privately placed warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

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

      Texaco acquired the ECD Common Stock in a private transaction and had access to all material information relating to ECD. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act, no public offering having been involved.

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


                                    Energy Conversion Devices, Inc.
                                    ----------------------------------------
                                    (Registrant)



                              By:   /s/ Stephan W. Zumsteg
                                    ----------------------------------------
                                    Stephan W. Zumsteg
Date: August 16, 2001               Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)



                              By:   /s/ Stanford R. Ovshinsky
                                    -----------------------------------------
                                    Stanford R. Ovshinsky
Date: August 16, 2001               President and Chief Executive Officer