Form 10-Q/A
period 2000-12-31
ENERGY CONVERSION DEVICES INC
filed 2001-08-16
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         FORM 10Q/A (Amendment No. 2)

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934


For the period ended                     DECEMBER 31, 2000
                     ----------------------------------------------------------

                                      OR

      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------------

                 Commission file number        1-8403
                                        ---------------------

                              ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       DELAWARE                                           38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   1675 WEST MAPLE ROAD, TROY, MICHIGAN                           48084
-------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (248)280-1900
                                                   ----------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes X .    No.
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


                              Page 1 of 40 Pages

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                     Three Months Ended          Six Months Ended
                                                        December 31,               December 31,
                                               ---------------------------   ---------------------------
                                                   2000           1999           2000           1999
                                               ------------   ------------   ------------   ------------

REVENUES
   Product sales                               $  1,467,208   $   684,313    $  2,683,890   $ 1,740,482
   Product sales to related parties               2,301,740       692,915       4,276,622     1,506,913
                                               ------------   -----------    ------------   -----------
      Total product sales                         3,768,948     1,377,228       6,960,512     3,247,395

   Royalties                                        798,224     1,074,879       1,673,860     1,738,034

   Revenues from product development
      agreements                                  1,474,927     1,982,913       3,510,783     5,900,467
   Revenues from product development
      agreements with related parties             6,293,301         9,282       9,350,921         9,282
                                               ------------   -----------    ------------   -----------
      Total revenues from product
         development agreements                   7,768,228     1,992,195      12,861,704     5,909,749

   Revenues from license and other agreements     2,500,000     1,778,000       2,800,000     2,178,000

   Other                                            141,623        56,167         193,125       117,401
   Other revenues from related parties              110,857       491,450         732,789     1,159,412
                                               ------------   -----------    ------------   -----------
      Total other revenues                          252,480       547,617         925,914     1,276,813

      TOTAL REVENUES                             15,087,880     6,769,919      25,221,990    14,349,991

EXPENSES
   Cost of product sales                          3,786,622     2,287,791       6,981,181     4,638,488
   Cost of revenues from product
      development agreements                      7,422,280     2,260,195      11,982,880     5,897,963
   Product development and research               3,048,166     4,205,219       5,427,506     7,337,820
   Patents, including patent defense              1,024,160       419,642       2,014,767       893,359
   Operating, general and administrative          1,845,362     1,348,374       3,947,061     2,767,504
                                               ------------   -----------    ------------   -----------
      TOTAL EXPENSES                             17,126,590    10,521,221      30,353,395    21,535,134
                                               ------------   -----------    ------------   -----------

LOSS FROM OPERATIONS                             (2,038,710)   (3,751,302)     (5,131,405)   (7,185,143)

OTHER INCOME (EXPENSE)
   Interest income                                1,633,200       192,443       3,187,212       418,902
   Interest expense                                (210,579)     (117,463)       (431,272)     (216,256)
   Equity loss in joint ventures                   (597,019)     (738,000)       (803,521)   (1,298,000)
   Minority interest share of losses                360,047         -             454,947        -
   Other nonoperating income (net)                  136,893       123,866         262,907       244,901
                                               ------------   -----------    ------------   -----------
      TOTAL OTHER INCOME (EXPENSE)                1,322,542      (539,154)      2,670,273      (850,453)
                                               ------------   -----------    ------------   -----------

NET LOSS                                       $   (716,168)  $(4,290,456)   $(2,461,132)   $(8,035,596)
                                               ============   ===========    ===========    ===========

BASIC NET LOSS PER SHARE                       $       (.04)  $      (.32)   $      (.13)   $      (.60)
                                               ============   ===========    ===========    ===========
DILUTED NET LOSS PER SHARE                     $       (.04)  $      (.32)   $      (.13)   $      (.60)
                                               ============   ===========    ===========    ===========

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                    ASSETS
                                    ------

                                                               December 31,      June 30,
                                                                   2000            2000
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of
      $33,288,000 at December 31, 2000 and
      $44,386,000 at June 30, 2000                             $ 33,295,069    $ 44,592,017
   Investments                                                   59,945,615      44,723,500
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $579,000 at December 31, 2000 and
      at June 30, 2000)                                           8,926,711       7,172,166
   Amounts due from related parties                              15,335,583       8,893,354
   Inventories                                                    1,042,945         994,077
   Other                                                            920,267         302,413
                                                               ------------    ------------
         TOTAL CURRENT ASSETS                                   119,466,190     106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                       312,588         312,588
   Buildings and improvements                                       957,548       1,042,781
   Machinery and other equipment (including construc-
      tion in progress of approximately $809,000 and
      $578,000 at December 31, 2000 and June 30, 2000)           19,566,211      18,808,002
   Capitalized lease equipment                                    4,721,355       4,734,653
                                                               ------------    -----------
                                                                 25,557,702      24,898,024

   Less accumulated depreciation and amortization               (19,640,066)    (18,636,752)
                                                               ------------    -----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                      5,917,636       6,261,272

Investments in EV Global, Innovative Transportation
   Systems and Rare Earth Ovonic-China (NOTE A)                   3,548,716       2,639,716

Long-Term Note Receivable - Bekaert ECD Solar Systems (Note A)    9,938,897       9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                     20,703,912      22,394,868
   Bekaert ECD Europa                                                43,750          -
   Texaco Ovonic Fuel Cell Company                                   -               -
   Texaco Ovonic Hydrogen Systems                                    -               -
   GM Ovonic                                                         -               -
   Ovonyx                                                            -               -
   Ovonic Media                                                      -               -
   Sovlux - Russia                                                   -               -

OTHER ASSETS                                                      1,489,428       1,300,764
                                                               ------------    ------------
         TOTAL ASSETS                                          $161,108,529    $148,905,642
                                                               ============    ============


See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           December 31,      June 30,
                                                               2000            2000
                                                           ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $  8,157,576    $  6,133,826
   Accounts payable - related party                               3,717          17,546
   Salaries, wages and amounts withheld
      from employees                                          2,121,167       1,998,684
   Deferred revenues under business
      agreements                                              2,199,752         161,331
   Deferred revenues - related party                          5,915,145       6,376,644
   Current installments on long-term liabilities              2,642,835       2,200,039
                                                           ------------    ------------
         TOTAL CURRENT LIABILITIES                           21,040,192      16,888,070

LONG-TERM LIABILITIES                                         8,933,752      10,427,858

LONG-TERM NOTES PAYABLE                                       9,938,897       9,631,495

DEFERRED GAIN                                                   448,542         669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                      3,922,776       3,938,667
                                                           ------------    ------------
         TOTAL LIABILITIES                                   44,284,159      41,555,162

NEGATIVE GOODWILL (NOTE D)                                    2,915,210       3,148,426

MINORITY INTEREST (NOTE D)                                    4,970,547       5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
   Class A Convertible Common Stock,
      par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                    2,199           2,199
   Class B Convertible Common Stock,
      par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares      4,300           4,300
   Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares Issued &
         Outstanding - 18,823,819 shares at December 31,
         2000 and 18,098,646 shares at June 30, 2000            188,238         180,986
   Additional paid-in capital                               335,789,490     324,293,312
   Accumulated deficit                                     (224,645,212)   (222,184,080)
   Accumulated other comprehensive income                       830,338          50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                           (3,230,740)     (3,570,940)
                                                           ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                         108,938,613      98,776,560
                                                           -------------   ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $161,108,529    $148,905,642
                                                           ============    ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                        December 31,
                                                               -----------------------------
                                                                   2000            1999
                                                               -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                    $ (2,461,132)   $ (8,035,596)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                            1,164,305       1,082,777
         Equity loss in joint ventures                              803,521       1,298,000
         Profit deferred on sales to related parties                887,435          -
         Creditable royalties                                       (15,891)        (67,396)
         Stock and stock options issued for services rendered       340,200         539,100
         Amortization of deferred gain                             (220,530)       (220,530)
         Negative goodwill amortization                            (233,216)         -
         Minority interest                                         (454,947)         -
         Loss on disposal of capital equipment                        7,825           4,958
   Changes in working capital
      Accounts receivable                                        (1,754,545)        327,370
      Amounts due to related parties                             (6,442,229)        345,534
      Inventories                                                   (48,868)        217,035
      Other assets                                                 (806,519)         46,326
      Accounts payable and accrued expenses                       2,146,233        (607,145)
      Accounts payable - related party                              (13,829)        145,633
      Deferred revenues under business agreements                 2,038,421          82,522
      Deferred revenues from related parties                       (461,499)          -
                                                               ------------    ------------
NET CASH USED IN OPERATIONS                                      (5,525,265)     (4,841,412)

INVESTING ACTIVITIES:
   Investment in United Solar                                         -            (900,000)
   Investment in Bekaert ECD Europa                                 (43,750)         -
   Investment in Innovative Transportation Systems                 (909,000)         -
   Purchases of capital equipment                                  (828,493)       (292,651)
   Purchase of investments                                      (20,442,560)         -
   Sale of investments                                            6,000,000          -
                                                               ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                           (16,223,803)     (1,192,651)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
      debt and capitalized lease obligations                     (1,051,310)       (653,892)
   Proceeds from sale of common stock upon
      exercise of stock option and warrants                       4,432,310          30,050
   Proceeds from issuance of warrants                             3,276,560          -
   Proceeds from issuance of additional stock to Texaco           3,794,560          -
                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              10,452,120        (623,842)

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (11,296,948)     (6,657,905)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 44,592,017      19,076,983
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 33,295,069    $ 12,419,078
                                                               ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                       Six Months Ended
                                                         December 31,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------

      SUPPLEMENTAL DISCLOSURES OF
           CASH FLOW INFORMATION:

            Cash paid for interest                $ 431,272       $ 216,256
































See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

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

      The Company has a number of strategic alliances and has, as of December 31, 2000, six major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) GM Ovonic LLC (GM Ovonic), Ovonic Battery's 40% joint venture with General Motors Corporation (GM) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications (on October 12, 2000, ECD and Texaco Inc. jointly announced that Texaco and Ovonic Battery signed a Memorandum of Understanding
(MOU) to continue the business of GM Ovonic in a new entity, to be renamed Texaco Ovonic Battery, LLC (Texaco Ovonic Battery), in which GM's interest is to be converted and restructured so that ECD and Texaco each will have a 50% interest in the joint venture. The MOU was signed in conjunction with an MOU signed between Texaco and GM on October 10, 2000); (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell Company), a 50%-owned joint venture with Texaco to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a 50%-owned joint venture with Texaco to further develop Ovonic hydrogen storage technology; (v) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Corporation (Intel) and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; and (vi) Ovonic Media LLC (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux), and United Solar and Bekaert

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europa (Bekaert ECD Europa) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of ECD's ventures.

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

              ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
-----------------------------------------

Other Comprehensive Income (Loss)

      The Company's total comprehensive loss was as follows:


                                       Three Months Ended            Six Months Ended
                                           December 31,                 December 31,
                                    --------------------------   ---------------------------
                                        2000          1999           2000           1999
                                    ------------  ------------   ------------   ------------
                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

   Net Loss                         $ (716,168)   $(4,290,456)   $(2,461,132)   $(8,035,596)
   OTHER COMPREHENSIVE INCOME:
   Unrealized gains on securities      587,425          -            779,555          -
                                    ----------    -----------    -----------    -----------
   COMPREHENSIVE LOSS               $ (128,743)   $(4,290,456)   $(1,681,577)   $(8,035,596)
                                    ==========    ===========    ===========    ===========


Investments in EV Global Motors Company (EV Global), Innovative
---------------------------------------------------------------
Transportation Systems A.G. (Innovative Transportation) and Rare Earth
----------------------------------------------------------------------
Ovonic-China
------------

      The Company accounts for its investments in EV Global and Innovative Transportation using the cost method of accounting. ECD's interest in EV Global is less than 1% and ECD's interest in Innovative Transportation is 19%. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

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

                ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
-----------------------------------------

Accounts Receivable

                                                             December 31,     June 30,
                                                                 2000           2000
                                                             ------------   ------------
Long-term contracts accounted for under percentage
  of completion accounting
    Revenues recognized but unbilled
      Commercial customers                                   $ 1,516,490    $   201,397
    Plus amounts billed to customers
      Commercial customers                                       708,000        638,369
                                                             -----------    -----------
            Sub-total                                          2,224,490        839,766

Long-term contracts not accounted for under percentage
  of completion accounting
    Amounts earned which are billed in the subsequent month
      U.S. Government                                            253,269        689,217
      Commercial customers                                        -             154,767
                                                             -----------    -----------
                                                                 253,269        843,984

   Amounts billed
      U.S. Government                                            995,345        786,585
      Commercial customers                                        52,054         -
                                                             -----------    -----------
                                                               1,047,399        786,585

   Plus retainages
      U.S. Government                                             74,497         74,497
                                                             -----------    -----------
            Sub-total                                          1,375,165      1,705,066

Amounts unbilled for other than long-term contracts
   Commercial customers                                          930,000      2,837,375

Amounts billed for other than long-term contracts
   U.S. Government                                                -               4,687
   Commercial customers                                        4,976,056      2,364,272
                                                             -----------    -----------
            Sub-total                                          4,976,056      2,368,959
                                                             -----------    -----------

Allowance for uncollectible accounts                            (579,000)      (579,000)
                                                             -----------    -----------

                 TOTAL                                       $ 8,926,711    $ 7,172,166
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

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                                   December 31,       June 30,
                                                                      2000              2000
                                                                 ---------------  --------------
Accounts receivable related to long-term contracts ac-
  counted for under percentage of completion accounting
    Revenues recognized but unbilled
      Bekaert ECD Solar Systems                                  $    670,463     $    393,426
    Amounts billed
      Bekaert ECD Solar Systems                                     3,104,095          939,854
                                                                 ------------     ------------
            Sub-total                                               3,774,558        1,333,280

Long-term contracts not accounted for under percentage
  of completion accounting
    Amounts earned which are billed in the subsequent month
      Bekaert ECD Solar Systems                                     1,707,008           -
      GM Ovonic                                                           744           -
      Texaco Ovonic Fuel Cell Company                               1,272,939           -
      Texaco Ovonic Hydrogen Systems                                1,308,120           -
                                                                 ------------     ------------
            Sub-total                                               4,288,811           -

    Amounts billed
      GM Ovonic                                                       196,911           22,097

Amounts unbilled for other than long-term contracts
      Bekaert ECD Solar Systems                                     6,398,894        6,728,194
      GM Ovonic                                                        -                13,087
      Ovonyx                                                          222,889          352,668
                                                                 ------------     ------------
            Sub-total                                               6,621,783        7,093,949

Amounts billed for other than long-term contracts
      GM Ovonic                                                       448,545          315,163
      Ovonyx                                                            4,975          128,865
                                                                 ------------     ------------
            Sub-total                                                 453,520          444,028
                                                                 ------------     ------------

            TOTAL                                                $ 15,335,583     $  8,893,354
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

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                        December 31,       June 30,
                                            2000             2000
                                        ------------     ------------

              Finished products         $    46,590      $    37,785
              Work in process               552,691          557,732
              Raw materials                 443,664          398,560
                                        -----------      -----------
                                        $ 1,042,945      $   994,077
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

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

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

               ENERGY CONVERSION DEVICES, INC.and SUBSIDIARIES

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

Stock Options
-------------

       The Company applies SFAS 123, Accounting for Stock-Based Compensation, for any stock options or awards granted to nonemployees of the Company. The amount of

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE A - Basis of Presentation (Continued)
------------------------------------------

compensation cost is determined based upon the fair value of the options at the grant date and expense is amortized during the period over which the options vest. The Company applies APB 25, Accounting for Stock Issued to Employees, to its stock-based compensation awards to employees. These awards are granted at the fair market value of the grant date in accordance with the applicable plan. Accordingly, no compensation expense is recorded in connection with the Company's stock options granted to employees.


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                       Six Months Ended
                                                          December 31,
                                                 ----------------------------
                                                     2000*           1999
                                                 ------------    ------------
      Product Sales:
         Machine building                        $  2,279,971    $  1,120,136
         Battery packs                                342,109         613,180
         Negative and positive electrodes              61,810           7,166
                                                 ------------    ------------
                                                    2,683,890       1,740,482
      Product sales-related parties:
         Photovoltaics                              2,969,527          -
         Machine building                           1,134,270           2,544
         Battery packs                                106,494         391,582
         Negative and positive electrodes              66,331       1,112,787
                                                 ------------    ------------
                                                    4,276,622       1,506,913
                                                 ------------    ------------
            Total product sales                  $  6,960,512    $  3,247,395
                                                 ============    ============

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and other Agreements (Continued)
--------------------------------------------

                                                      Six Months Ended
                                                         December 31,
                                                ----------------------------
                                                    2000*           1999
                                                ------------    ------------
      Royalties
          Battery technology                    $  1,597,034    $  1,676,424
          Optical memory                              76,826          61,610
                                                ------------    ------------
                                                $  1,673,860    $  1,738,034
                                                ============    ============
      Revenues from product development
        agreements:
          Photovoltaics                         $  1,327,579    $    873,531
          Battery technology                       1,244,165       2,886,898
          Optical memory                             416,929         686,541
          Hydrogen                                   522,110       1,345,999
          Other                                       -              107,498
                                                ------------    ------------
                                                   3,510,783       5,900,467
      Revenues from product development
        agreements - related parties
          Battery technology                         118,822           9,282
          Optical memory                           1,442,448          -
          Hydrogen                                 4,572,363          -
          Fuel cells                               3,217,288          -
                                                ------------    ------------
                                                   9,350,921           9,282
                                                ------------    ------------
      Total revenues from product
        development agreements                  $ 12,861,704    $  5,909,749
                                                ============    ============

      License and other agreements
          Battery technology                    $  2,800,000    $  2,178,000
                                                ============    ============

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

      The following table presents revenues by country based on the location of the customer:

                                                      Six Months Ended
                                                         December 31,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------

           United States                        $ 15,625,487    $  9,755,095
           China                                   4,868,079          -
           Mexico                                  2,969,527          -
           Japan                                   1,516,580       3,638,752
           Hong Kong                                 108,616          -
           Germany                                    74,181          -
           Netherlands                                40,000         687,500
           Other countries                            19,520         268,644
                                                ------------    ------------
                                                $ 25,221,990    $ 14,349,991
                                                ============    ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 2000 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                            December 31,     June 30,
                                                2000           2000
                                            -----------    -----------
        Battery                             $ 1,913,331    $ 1,913,331
        Optical memory                        2,009,445      2,025,336
                                            -----------    -----------
                                            $ 3,922,776    $ 3,938,667
                                            ===========    ===========


      Creditable royalties earned and recognized as revenue were:

                                            Periods ended December 31,
                                                2000           1999
                                            -----------    -----------

        Three months ended                   $ 11,187       $ 15,891
        Six months ended                       42,700         67,396

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
                                           ============        ============


                           BEKAERT ECD SOLAR SYSTEMS
                                  BALANCE SHEET
                                  -------------

                                                         December 31,
                                                             2000
                                                        -------------
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

      ECD recorded revenues from Ovonyx of $119,000 and $213,000 for the three and six months ended December 31, 2000 for services performed for its operations which commenced on January 15, 1999. There were no revenues from Ovonyx in the three and six months ended December 31, 1999.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.

                                 OVONYX, INC.
                             STATEMENT OF OPERATIONS
                             -----------------------

                                         Three Months Ended   Six Months Ended
                                            November 30,        November 30,
                                               2000                2000
                                         ------------------   ----------------
                                            (Unaudited)         (Unaudited)

            Revenues                        $   462,399         $ 1,487,567

            Operating Expenses
               Product development              564,336           1,015,236
               Patent                           109,359             122,799
               General and administrative       130,238             315,143
                                            -----------         -----------
                   Total                        803,933           1,453,178
            Other Income                        104,993             203,777
                                            -----------         -----------
            Net Income (Loss)               $  (236,541)        $   238,166
                                            ===========         ===========



                                  OVONYX, INC.
                                  BALANCE SHEET
                                  -------------

                                                             November 30,
                                                                 2000
                                                             ------------
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


                                OVONIC MEDIA
                           STATEMENT OF OPERATIONS
                           -----------------------

                                         Three Months Ended   Six Months Ended
                                         December 31, 2000    December 31, 2000
                                         ------------------   -----------------
                                             (Unaudited)         (Unaudited)

         Revenues                          $     -              $    -

         Operating expenses:
            Product development                 315,097             825,959
            General and administrative          100,824             201,648
                                           ------------         -----------
               Total expenses                   415,921           1,027,607
                                           ------------         -----------
         Loss from operations                  (415,921)         (1,027,607)
            Interest expense                     (2,177)             (5,099)
                                           ------------         -----------
         Net Loss                          $   (418,098)        $(1,032,706)
                                           ============         ===========

                                  OVONIC MEDIA
                                  BALANCE SHEET
                                  -------------

                                                         December 30,
                                                             2000
                                                         ------------
                                                         (Unaudited)
          Current Assets:
             Advances to ECD                             $   420,861
                                                         -----------
                Total Current Assets                         420,861
             Property, Plant and Equipment (Net)             589,217
                                                         ------------
                Total Assets                             $ 1,010,078
                                                         ===========

          Current Liabilities:
             Current Portion of Equipment Lease          $    22,646
                                                         -----------
                Total Liabilities                             22,646
                                                         -----------
          Capital Contributions                            2,569,302
          Accumulated Deficit                             (1,581,870)
                                                         -----------
                Total Members' Equity                        987,432
                                                         -----------
                Total Liabilities and Members' Equity    $ 1,010,078
                                                         ===========


      During the three and six months ended December 31, 2000, the Company recorded revenues of $775,000 and $1,442,000, respectively, for services provided to this joint venture.

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

      During the three and six months ended December 31, 2000, the Company recorded revenues of $2,320,000 and $3,217,000, respectively, for services provided to this joint venture.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the three and six months ended December 31, 2000, the Company recorded revenues of $3,132,000 and $4,572,000, respectively, for services provided to this joint venture.

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

      During the three months and six months ended December 31, 2000, the Company recorded revenues of $3,733,000 and $4,617,000, respectively, related to machine-building and license agreements from the Rare Earth Ovonic joint ventures.

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



                                            Three Months Ended              Six Months Ended
                                               December 31,                    December 31,
                                      ----------------------------    ----------------------------
                                          2000           1999             2000            1999
                                      ------------   -------------    -------------   ------------
                                      (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)

     Weighted average number of
        shares outstanding             19,324,355     13,384,411        19,104,079     13,383,565

     Net loss                         $  (716,168)   $(4,290,456)      $(2,461,132)   $(8,035,596)

     BASIC NET LOSS PER SHARE         $      (.04)   $      (.32)      $      (.13)   $      (.60)
                                      ===========    ===========       ===========    ===========

     Weighted average number of
        shares outstanding             19,324,355     13,384,411        19,104,079     13,383,565

     Weighted average shares for
        dilutive securities                -              -                 -              -
                                      -----------    -----------       -----------     ----------
     Average number of shares
        outstanding and potential
        dilutive shares                19,324,355     13,384,411        19,104,079     13,383,565

     Net loss                         $  (716,168)   $(4,290,456)      $(2,461,132)   $(8,035,596)

     DILUTED LOSS PER SHARE           $      (.04)   $      (.32)      $      (.13)   $      (.60)
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

                  Notes to Consolidated Financial Statements


NOTE F - Business Segments (Continued)
--------------------------------------

      The Company's operations by business segment were as follows:

                             Financial Data by Business Segment
                             ----------------------------------
                                       (in thousands)

                                                                              Consolidating
                                    ECD      Ovonic Battery   United Solar*      Entries      Consolidated
                                 ---------   --------------   -------------   -------------   ------------

Revenues
   Three months ended
      December 31, 2000          $ 11,106       $  5,798        $  1,591       $ (3,407)        $ 15,088
      December 31, 1999             1,559          5,211            -              -               6,770

   Six months ended
      December 31, 2000          $ 17,026       $  9,219        $  3,842       $ (4,865)        $ 25,222
      December 31, 1999             4,359          9,991            -              -              14,350

Operating Loss
   Three months ended
      December 31, 2000          $    899       $ (1,949)       $   (911)      $    (78)        $ (2,039)
      December 31, 1999            (2,099)        (1,652)           -              -              (3,751)

   Six months ended
      December 31, 2000          $  1,278       $ (5,513)       $ (1,089)      $    193         $ (5,131)
      December 31, 1999            (3,480)        (3,705)           -              -              (7,185)

Equity in Net Loss of Investee
   Under Equity Method
   Three months ended
      December 31, 2000          $   -          $   -           $   (868)      $    271         $   (597)
      December 31, 1999              (738)          -               -              -                (738)

   Six months ended
      December 31, 2000          $   -          $   -           $ (1,075)      $    271         $   (804)
      December 31, 1999            (1,298)          -               -              -              (1,298)

Interest Expense**
   Three months ended
      December 31, 2000          $      1       $     64        $    146       $   -            $    211
      December 31, 1999                 4            113            -              -                 117

   Six months ended
      December 31, 2000          $      1       $    137        $    293       $   -            $    431
      December 31, 1999                 6            210            -              -                 216



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE F - Business Segments (Continued)
--------------------------------------

                                                                              Consolidating
                                    ECD      Ovonic Battery   United Solar*      Entries      Consolidated
                                 ---------   --------------   -------------   -------------   ------------


Interest Income**
   Three months ended
      December 31, 2000          $  1,623       $   -           $     10       $   -            $  1,633
      December 31, 1999               192           -               -              -                 192

   Six months ended
      December 31, 2000          $  3,146       $   -           $     41       $   -            $  3,187
      December 31, 1999               419           -               -              -                 419

Depreciation Expense
   Six months ended
      December 31, 2000          $    390       $    766        $    856       $   (848)        $  1,164
      December 31, 1999               372            711            -              -               1,083

Identifiable Assets
   Six months ended
      December 31, 2000          $134,874       $ 10,374        $ 43,633       $(27,772)        $161,109
      December 31, 1999            19,754         11,267            -              -              31,021

Capital Expenditures
   Six months ended
      December 31, 2000          $    304       $    200        $    324       $   -            $    828
      December 31, 1999                73            220            -              -                 293

Investments in Equity
  Method Investees
   Six months ended
      December 31, 2000          $   -          $   -           $ 20,748       $   -            $ 20,748
      December 31, 1999               558           -               -              -                 558


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

Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------  ----------------------------------------------------------------------
         Results of Operations
        ----------------------

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

      The Company had a net loss in the three months ended December 31, 2000 of $716,000 compared to a net loss of $4,290,000 for the three months ended December 31, 1999 - an improvement of $3,574,000. The most significant factors contributing to the decreased loss were a $18,000 loss on product sales compared to a $911,000 loss last year, an improvement in the net cost of product development ($1,771,000), an increase in the interest income ($1,441,000), and the $722,000 increase in license fees. Other factors contributing to the change in profitability were a decrease in revenues from royalties ($277,000), higher patent and patent defense expenses ($605,000), a decrease of $295,000 in other revenues and higher interest expenses ($93,000).

      The net cost of product development to the Company decreased by $1,771,000 despite the increased expenditures for the development of products to $10,470,000 compared to $6,465,000 in the same quarter the previous year.

                                                        Three Months Ended
                                                            December 31,
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

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 174% to $3,769,000 in the three months ended December 31, 2000 from $1,377,000 in the three months ended December 31, 1999. Photovoltaic sales were $1,588,000 in 2000 versus zero in 1999. United Solar's financial statements were not consolidated with ECD until April 11, 2000. Machine-building revenues increased to $1,851,000 in 2000 compared to $395,000 in 1999. The machine-building revenues in 1999 were applicable to contracts to supply and build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and the sale of equipment for the manufacture of NiMH batteries to the Rare Earth Ovonic joint ventures. Both contracts, which are accounted for on the percentage of completion method of accounting and currently have a total backlog of $62,742,000, will be substantially completed during the third quarter of fiscal 2002. The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. Sales of negative and positive electrodes decreased $472,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Because most battery pack orders are being filled through GM Ovonic, LLC (GM Ovonic), the Company's battery pack sales decreased to $271,000 in 2000 versus $452,000 in 1999.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 290% to $7,768,000 in the three months ended December 31, 2000 from $1,992,000 in the three months ended December 31, 1999. There were total increases in product development agreements of $6,757,000 which were due primarily to development programs in 2000 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($2,320,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($3,132,000), Ovonic Media, LLC (Ovonic Media) ($775,000) (see discussion of these joint ventures and the associated development contracts under Liquidity and Capital Resources) and United Solar contracts with Department of Energy (DOE) and Solar Design Associates ($185,000), partially offset by completing programs with Shell Hydrogen ($0 in 2000 compared to $375,000 in 1999) and National Institute of Standards and Technology (NIST) in the Company's battery and hydrogen technologies ($206,000 in 2000 compared to $715,000 in 1999).

      Revenues from license and other agreements were $2,500,000 in the three months ended December 31, 2000 compared to $1,778,000 in the three months ended December 31, 1999. The 2000 revenues resulted from a license to Inner Mongolia Rare Earth Ovonic Metal Hydride Co., Ltd., one of the three Rare Earth Ovonic joint ventures. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. Royalties decreased 26% to $798,000 in the three months ended December 31, 2000 from $1,075,000 in the three months ended December 31, 1999, primarily due to a favorable change in estimate in the 1999 period which resulted in higher 1999 revenues.

      Other revenues are primarily related to personnel, facilities, and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Revenues decreased by $296,000 to $252,000 in the three months ended December 31, 2000 from $548,000 in the three months ended December 31, 1999. This decrease was due to lower billings to GM Ovonic offset by higher revenues from Ovonyx of $119,000. The revenues from Ovonyx relate to services provided beginning in January 1999. Revenues from GM Ovonic are lower because we were leasing fewer of our employees to GM Ovonic.

      There was a negative margin of $18,000 on product sales in the three months ended December 31, 2000 compared to a negative margin of $911,000 in 1999. Profitable machine-building contracts offset losses for electrode production where low sales volumes were coupled with high fixed costs.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $1,024,000 in the three months ended December 31, 2000 from $420,000 in the three months ended December 31, 1999, principally due to litigation costs ($516,000 in 2000 versus $5,000 in 1999) for the protection of our NiMH battery patents and technology.

      The increase in operating, general and administrative expenses to $1,845,000 in the three months ended December 31, 2000 from $1,348,000 in the three months ended December 31, 1999 was related to the increased expenses for both ECD ($528,000) and Ovonic Battery ($675,000), and the consolidation of United Solar's expenses ($445,000) in 2000 offset by increased allocation of costs ($1,034,000) to other cost elements due to increased volumes for product development agreements and the amortization of negative goodwill ($117,000) in connection with United Solar.

      The $1,862,000 improvement in other income (net) of $1,323,000 in the three months ended December 31, 2000, compared to other expense (net) of $539,000 in the three months ended December 31, 1999, was due principally to increased interest income of $1,633,000 in the three months ended December 31, 2000 compared to $192,000 in the three months ended December 31, 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1999
----

      The Company had a net loss in the six months ended December 31, 2000 of $2,461,000 compared to a net loss of $8,036,000 for the six months ended December 31, 1999 - an improvement of $5,575,000. The most significant factor contributing to the lower losses was the increase in the amount of funding from our joint venture partners for our product and production technology development efforts related to the commercialization of our products. During the six months ended December 31, 2000, we increased expenditures for the development of our products to $17,410,000 compared to $13,236,000 in the same period the previous year. Despite the more than $4,174,000 increase in expenditures, the net cost of product development to the Company decreased by $2,778,000 because of the funding provided by our joint venture partners.


                                                          Six Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
      Cost of revenues from product development
         agreements                                 $ 11,983,000   $  5,898,000
      Product development and research                 5,427,000      7,338,000
                                                    ------------   ------------
           Total cost of product development          17,410,000     13,236,000
                                                    ------------   ------------
      Revenues from product development
          agreements                                  12,862,000      5,910,000
                                                    ------------   ------------
           Net cost of product development          $  4,548,000   $  7,326,000
                                                    ============   ============


      Also contributing to the improved operating results were a loss of $21,000 in the six months ended December 31, 2000 on product sales compared to a loss of $1,391,000 in 1999, a $2,768,000 increase in interest income and a $494,000 improvement in equity losses from joint ventures, partially offset by a $64,000 decrease in revenues from royalties, higher patent and patent defense expenses ($1,121,000) and higher operating, general and administrative expenses ($1,180,000) in the six months ended December 31, 2000. The loss is primarily due to: (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 114% to $6,961,000 in the six months ended December 31, 2000 from $3,247,000 in the six months ended December 31, 1999. Photovoltaic sales were $2,970,000 in 2000 versus zero in 1999. United Solar financial statements were not consolidated until April 11, 2000. Machine-building revenues increased to $3,414,000 in 2000 compared to $1,123,000 in 1999. The machine-building revenues in 2000 were applicable to contracts to build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and for equipment for the manufacture of NiMH batteries for the Rare Earth Ovonic joint ventures. Both contracts, which are accounted for on the percentage of completion method of accounting and currently have a total backlog of $62,742,000, will be substantially completed during the third quarter of fiscal 2002. Sales of negative and positive electrodes decreased $992,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Because most battery pack orders are being filled through GM Ovonic, the Company's battery pack sales decreased to $449,000 in 2000 versus $1,005,000 in 1999.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 118% to $12,862,000 in the six months ended December 31, 2000 from $5,910,000 in the six months ended December 31, 1999. There were total increases in product development agreements of $10,363,000 which were due primarily to development programs in 2000 for Texaco Ovonic Fuel Cell Company ($3,217,000), Texaco Ovonic Hydrogen Systems ($4,572,000), Ovonic Media ($1,442,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with DOE and Solar Design Associates ($861,000), partially offset by completing programs with GM to develop batteries for electric and hybrid electric vehicle applications ($0 in 2000 compared to $1,002,000 in 1999), Shell Hydrogen ($0 in 2000 compared to $688,000 in 1999)
and decreases in revenues from programs with DOE and National Renewable Energy Laboratory ($467,000 in 2000 compared to $874,000 in 1999) and NIST in the Company's battery and hydrogen technologies ($789,000 in 2000 compared to $1,589,000 in 1999).

      Revenues from license agreements increased to $2,800,000 in the six months ended December 31, 2000 from $2,178,000 in the six months ended December 31, 1999. The 2000 revenues consisted of agreements with three Chinese companies (BYD Battery Co., Ltd., SANIK Battery Co., Ltd. and Inner Mongolia Rare Earth Ovonic Metal Hydride Co., Ltd., one of the three Rare Earth Ovonic joint ventures). Royalties decreased 4% to $1,674,000 in the six months ended December 31, 2000 from $1,738,000 in the six months ended December 31, 1999, primarily due to decreased royalties from battery licensees.

      Other revenues decreased by $351,000 to $926,000 in the six months ended December 31, 2000 from $1,277,000 in the six months ended December 31, 1999, primarily due to the aforementioned decreased billings attributable to GM Ovonic.

      There was a negative margin on product sales in the six months ended December 31, 2000 of $21,000 compared to a negative margin of $1,391,000 in 1999. Profitable machine-building contracts offset losses for electrode production where low sales volume were coupled with high fixed costs.

      Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $2,015,000 in the six months ended December 31, 2000 from $893,000 in the six months ended December 31, 1999, principally due to litigation costs ($949,000 in 2000 versus $39,000 in 1999) for protection of our NiMH battery patent and technology.

      The increase in operating, general and administrative expenses to $3,947,000 in the six months ended December 31, 2000 from $2,768,000 in the six months ended December 31, 1999 was related to increased expenses at ECD ($748,000), at Ovonic Battery ($606,000) and consolidation of United Solar's expenses ($758,000) in 2000, partially offset by increased allocations of costs ($701,000) to other cost elements due to increased volume for product development agreements, and the amortization of negative goodwill ($233,000) in connection with United Solar.

      The $3,520,000 improvement in other income (net) of $2,670,000 in the six months ended December 31, 2000, compared to other expense (net) of $850,000 in the six months ended December 31, 1999, was due principally to increased interest income ($3,187,000 in 2000 compared to $419,000 in 1999) and reduced equity losses of $804,000 in the six months ended December 31, 2000 compared to $1,298,000 in the six months ended December 31, 1999.

                         Liquidity and Capital Resources

      As of December 31, 2000, the Company had unrestricted consolidated cash, cash equivalents and accounts receivable (including $15,336,000 of amounts due from related parties) of $117,503,000, an increase of $12,122,000 from June 30, 2000. As of December 31, 2000, the Company had consolidated working capital of $98,426,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000.

      Of the Company's $93,241,000 cash, cash equivalents and investments, the Company purchased $20,443,000 of investments during the six months ended December 31, 2000 consisting of commercial paper, classified as available for sale, maturing from 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

      During the six months ended December 31, 2000, $5,525,000 of cash was used in operations. The difference between the net loss of $2,461,000 and the net cash used in operations was due to an increase of $8,197,000 in accounts receivable, principally due to a $50 million contract with Bekaert ECD Solar Systems to build production equipment expected to be completed in 2002 and contracts from the Texaco Ovonic joint ventures (see below for details) that will provide the Company revenues in excess of $80 million that will last up to three years, partially offset by depreciation expense of $1,164,000 and increases of $2,132,000 in accounts payable and accrued expenses due to increased purchases relating to aforementioned new programs. In addition, $828,000 of machinery and equipment was purchased during this period.

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

      - ECD provides the enabling technologies for a complete hydrogen system, from NiMH batteries to hydrogen storage systems to fuel cells and to the infrastructure -- the drivers of the hydrogen economy. ECD and Texaco Energy Systems, Inc. (TESI), a wholly owned subsidiary of Texaco, announced three important agreements which are expected to transform ECD's prior investments into commercial products:

         - On September 21, 2000, ECD and TESI formed Texaco Ovonic Fuel Cell Company. TESI is funding Texaco Ovonic Fuel Cell in an initial amount of approximately $40 million, including initial product and market development. The principal use of the funds is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology, validate manufacturing methodologies and produce production-ready prototypes. The contract will last from one to three years, and may be cancelled if mutually agreed-upon milestones are not achieved.

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

         - On October 31, 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI is funding Texaco Ovonic Hydrogen Systems in an initial amount of approximately $46 million, including initial product and market development. The principal use of the funds is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. The contract will last from one to three years, and may be cancelled if mutually agreed-upon milestones are not achieved.

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

      Since May 1, 2000, the Company has issued additional shares of ECD Common Stock due to stock option and warrant exercises. So as to maintain its 20% proportionate interest in the Company, Texaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000 and 39,805 shares for approximately $1,078,000 on January 31, 2001.

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


                                   Energy Conversion Devices, Inc.
                                   --------------------------------------------
                                   (Registrant)



                             By:   /s/ Stephan W. Zumsteg
                                   --------------------------------------------
                                   Stephan W. Zumsteg
Date: August 16, 2001              Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)



                             By:   /s/ Stanford R. Ovshinsky
                                   --------------------------------------------
                                   Stanford R. Ovshinsky
Date: August 16, 2001              President and Chief Executive Officer