Form 10-Q/A
period 2001-03-31
ENERGY CONVERSION DEVICES INC
filed 2001-08-16
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10Q/A (Amendment No. 1)

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended            MARCH 31, 2001
                     ----------------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   --------------------------
                   Commission file number       1-8403
                                         -----------------

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



                               Page 1 of 42 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-------  --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                   ---------------------------   ---------------------------
                                                       2001           2000           2001           2000
                                                   ------------   ------------   ------------   ------------
   REVENUES
      Product sales                                $  4,572,535   $    690,532   $  7,254,156   $  2,824,370
      Product sales to related parties                2,781,178         99,656      7,060,068      1,213,213
                                                   ------------   ------------   ------------   ------------
            Total product sales                       7,353,713        790,188     14,314,224      4,037,583

      Royalties                                         730,467        795,820      2,404,327      2,533,854

      Revenues from product development
         agreements                                   1,546,012      1,632,195      5,056,796      7,532,662
      Revenues from product development
         agreements with related parties              7,698,972         87,167     17,049,892         96,449
                                                   ------------   ------------   ------------   ------------
            Total revenues from product
               development agreements                 9,244,984      1,719,362     22,106,688      7,629,111

      Revenues from license and other agreements          -          1,000,000      2,800,000      3,178,000

      Other                                              53,750        209,302        216,912        326,703
      Other revenues from related parties               339,277      2,962,749      1,102,030      4,122,161
                                                   ------------   ------------   ------------   ------------
            Total other revenues                        393,027      3,172,051      1,318,942      4,448,864

            TOTAL REVENUES                           17,722,191      7,477,421     42,944,181     21,827,412

   EXPENSES
      Cost of product sales                           7,316,282      1,936,503     14,297,463      6,574,991
      Cost of revenues from product
         development agreements                       9,107,526      1,816,234     21,090,406      7,714,197
      Product development and research                3,356,281      4,225,171      8,783,787     11,562,991
      Patents, including patent defense                 825,207        356,800      2,839,974      1,250,159
      Operating, general and administrative           2,097,333      2,210,692      6,044,394      4,978,196
                                                   ------------   ------------   ------------   ------------
            TOTAL EXPENSES                           22,702,629     10,545,400     53,056,024     32,080,534
                                                   ------------   ------------   ------------   ------------

   LOSS FROM OPERATIONS                              (4,980,438)    (3,067,979)   (10,111,843)   (10,253,122)

   OTHER INCOME (EXPENSE)
      Interest income                                 1,476,915        366,640      4,664,127        785,542
      Interest expense                                 (184,396)       (88,396)      (615,668)      (304,652)
      Equity loss in joint ventures                    (740,776)      (658,000)    (1,544,297)    (1,956,000)
      Minority interest share of losses                 241,112          -            696,059          -
      Other nonoperating income (expense) (net)         (83,986)       132,967        178,921        377,868
                                                   ------------   ------------   ------------   ------------
              TOTAL OTHER INCOME (EXPENSE)              708,869       (246,789)     3,379,142     (1,097,242)
                                                   ------------   ------------   ------------   ------------
   NET LOSS                                        $ (4,271,569)  $ (3,314,768)  $ (6,732,701)  $(11,350,364)
                                                   ============   ============   ============   ============
   BASIC NET LOSS PER SHARE                        $       (.22)  $       (.24)  $       (.35)  $       (.84)
                                                   ============   ============   ============   ============
   DILUTED NET LOSS PER SHARE                      $       (.22)  $       (.24)  $       (.35)  $       (.84)
                                                   ============   ============   ============   ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                               March 31,       June 30,
                                                                 2001            2000
                                                             -------------   -------------
CURRENT ASSETS (NOTE A)                                       (Unaudited)
   Cash, including cash equivalents of
      $30,792,000 at March 31, 2001 and
      $44,386,000 at June 30, 2000                           $  30,919,054   $  44,592,017
   Investments                                                  56,774,254      44,723,500
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $579,000 at March 31, 2001, and
      at June 30, 2000)                                         11,379,094       7,172,166
   Amounts due from related parties                             16,485,530       8,893,354
   Inventories                                                   1,412,927         994,077
   Other                                                         1,431,722         302,413
                                                             -------------   -------------
         TOTAL CURRENT ASSETS                                  118,402,581     106,677,527

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                      267,000         312,588
   Buildings and improvements                                    1,046,300       1,042,781
   Machinery and other equipment (including construc-
      tion in progress of approximately $754,000 and
      $578,000 at March 31, 2001 and June 30, 2000)             19,845,655      18,808,002
   Capitalized lease equipment                                   4,718,353       4,734,653
                                                             -------------   -------------
                                                                25,877,308      24,898,024
   Less accumulated depreciation and amortization              (20,196,416)    (18,636,752)
                                                             -------------   -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                     5,680,892       6,261,272

Investments in EV Global and
   Rare Earth Ovonic-China (NOTE A)                              1,000,000       1,000,000

Long-Term Note Receivable - Bekaert ECD Solar Systems (NOTE A)  10,096,258       9,631,495

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                    20,139,268      22,394,868
   Bekaert ECD Europa                                               13,218          -
   Texaco Ovonic Fuel Cell Company                                  -               -
   Texaco Ovonic Hydrogen Systems                                   -               -
   GM Ovonic                                                        -               -
   Ovonyx                                                           -               -
   Ovonic Media                                                     -               -
   Innovative Transportation Systems                             4,048,716       1,639,716
   Sovlux - Russia                                                  -               -

OTHER ASSETS                                                     1,373,886       1,300,764
                                                             -------------   -------------
         TOTAL ASSETS                                        $ 160,754,819   $ 148,905,642
                                                             =============   =============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                March 31,      June 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (Unaudited)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $ 11,930,203   $  6,133,826
   Accounts payable - related party                                  5,709         17,546
   Salaries, wages and amounts withheld
      from employees                                             1,503,893      1,998,684
   Deferred revenues under business
      agreements                                                 2,207,236        161,331
   Deferred revenues - related parties                           4,405,473      6,376,644
   Current installments on long-term liabilities                 2,737,244      2,200,039
                                                              ------------   ------------
         TOTAL CURRENT LIABILITIES                              22,789,758     16,888,070

LONG-TERM LIABILITIES                                            8,428,321     10,427,858

LONG-TERM NOTES PAYABLE                                         10,096,258      9,631,495

DEFERRED GAIN                                                      338,277        669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                         3,911,002      3,938,667
                                                              ------------   ------------
         TOTAL LIABILITIES                                      45,563,616     41,555,162

NEGATIVE GOODWILL (NOTE D)                                       2,798,601      3,148,426

MINORITY INTEREST (NOTE D)                                       4,729,435      5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock
   Class A Convertible Common Stock,
      par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                       2,199          2,199
   Class B Convertible Common Stock,
      par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares         4,300          4,300
   Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares Issued and
         Outstanding - 18,971,024 shares at March 31,
         2001 and 18,098,646 shares at June 30, 2000               189,710        180,986
   Additional paid-in capital                                  338,102,666    324,293,312
   Accumulated deficit                                        (228,916,781)  (222,184,080)
   Accumulated other comprehensive income                        1,341,713         50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                              (3,060,640)    (3,570,940)
                                                              ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                            107,663,167     98,776,560
                                                              ------------   ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $160,754,819   $148,905,642
                                                              ============   ============

See notes to consolidated financial statements.

                    ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------
OPERATING ACTIVITIES:
   Net loss                                                 $ (6,732,701)  $(11,350,364)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                         1,808,327      1,640,615
         Equity loss in joint ventures                         1,544,297      1,956,000
         Profit deferred on sales to related parties             741,835         -
         Creditable royalties                                    (27,665)       (92,098)
         Stock and stock options issued for services rendered    566,956        787,002
         Amortization of deferred gain                          (330,795)      (330,795)
         Negative goodwill amortization                         (349,825)        -
         Minority interest                                      (696,059)        -
         Loss on disposal of capital equipment                    54,824          4,958
   Changes in working capital:
      Accounts receivable                                     (4,206,928)       (94,877)
      Amounts due to related parties                          (7,592,176)      (677,922)
      Inventories                                               (418,850)       179,679
      Other assets                                            (1,202,431)        64,396
      Accounts payable and accrued expenses                    5,301,586       (476,906)
      Accounts payable - related party                           (11,837)       130,966
      Deferred revenues under business agreements              2,045,905       (990,603)
      Deferred revenues from related parties                  (1,971,171)     1,052,337
                                                            ------------   ------------

NET CASH USED IN OPERATIONS                                  (11,476,708)    (8,197,612)

INVESTING ACTIVITIES:
   Investment in United Solar                                     -            (999,589)
   Investment in Bekaert ECD Europa                              (43,750)        -
   Investment in Innovative Transportation Systems            (2,409,000)        -
   Purchases of capital equipment                             (1,282,771)      (455,485)
   Purchase of investments                                   (23,773,397)        -
   Sale of investments                                        13,013,573         -
                                                            ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                        (14,495,345)    (1,455,074)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
      debt and capitalized lease obligations                  (1,462,332)      (967,797)
   Proceeds from sale of common stock upon
      exercise of stock options and warrants                   8,889,134     10,712,917
   Proceeds from issuance of warrants                             -             400,000
   Proceeds from issuance of stock to Texaco                   4,872,288          -
                                                            ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     12,299,090     10,145,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (13,672,963)       492,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              44,592,017     19,076,983
                                                            ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 30,919,054   $ 19,569,417
                                                            ============   ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                          Nine Months Ended
                                                              March 31,
                                                        --------------------
                                                          2001        2000
                                                        ---------   --------

      SUPPLEMENTAL DISCLOSURES OF
           CASH FLOW INFORMATION:

             Cash paid for interest                     $ 615,668   $ 304,652



































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

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                        Three Months Ended             Nine Months Ended
                                             March 31,                       March 31,
                                   ----------------------------    ----------------------------
                                       2001            2000            2001            2000
                                   ------------    ------------    ------------    ------------
                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

   Net Loss                        $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)
   OTHER COMPREHENSIVE INCOME:
   Unrealized gains on securities       511,375          -            1,290,930          -
                                   -------------   ------------    ------------    ------------
   COMPREHENSIVE LOSS              $ (3,760,194)   $ (3,314,768)   $ (5,441,771)   $(11,350,364)
                                   ============    ============    ============    ============


Investments  in  EV  Global  Motors  Company  (EV  Global)  and  Rare  Earth
------------------------------------------------------------------------------
Ovonic-China
------------

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

Accounts Receivable
-------------------

                                                            March 31,     June 30,
                                                              2001          2000
                                                           -----------   -----------
Long-term contracts accounted for under percentage
  of completion accounting
   Revenues recognized but unbilled
      Commercial customers                                 $ 5,378,879   $   201,397
   Plus amounts billed to customers
      Commercial customers                                     866,375       638,369
                                                           -----------   -----------
            Sub-total                                        6,245,254       839,766

Long-term contracts not accounted for under percentage-
  of completion accounting
   Amounts earned which are billed in the subsequent month
      U.S. Government                                        1,205,843       689,217
      Commercial customers                                      -            154,767
                                                           -----------   -----------
                                                             1,205,843       843,984
   Amounts billed
      U.S. Government                                        1,048,705       786,585
      Commercial customers                                      51,020        -
                                                           -----------   -----------
                                                             1,099,725       786,585
   Plus retainages
      U.S. Government                                          104,497        74,497
                                                           -----------   -----------
            Sub-total                                        2,410,065     1,705,066

Amounts unbilled for other than long-term contracts
   Commercial customers                                      2,634,028     2,836,375

Amounts billed for other than long-term contracts
   U.S. Government                                              -              4,687
   Commercial customers                                        668,747     2,365,272
                                                           -----------   -----------
            Sub-total                                          668,747     2,369,959

Allowance for uncollectible accounts                          (579,000)     (579,000)
                                                           -----------   -----------
                 TOTAL                                     $11,379,094   $ 7,172,166
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

Amounts Due from Related Parties
--------------------------------

                                                            March 31,     June 30,
                                                              2001          2000
                                                           -----------   -----------
Accounts receivable related to long-term contracts ac-
  counted for under percentage of completion accounting
    Revenues recognized but unbilled
      Bekaert ECD Solar Systems                            $ 1,184,172   $   393,426
    Amounts billed
      Bekaert ECD Solar Systems                              4,067,998       939,854
                                                           -----------   -----------
            Sub-total                                        5,252,170     1,333,280

Long-term contracts not accounted for under percentage
  of completion accounting
    Amounts earned which are billed in the subsequent month
      Bekaert ECD Solar Systems                                108,694        -
      Ovonic Media                                              65,526        -
      GM Ovonic                                                  7,295        -
      Texaco Ovonic Fuel Cell Company                        1,355,945        -
      Texaco Ovonic Hydrogen Systems                         1,530,146        -
                                                           -----------   -----------
            Sub-total                                        3,067,606        -

    Amounts billed
      GM Ovonic                                                274,879        22,097

Amounts unbilled for other than long-term contracts
      Bekaert ECD Solar Systems                              5,848,052     6,728,194
      GM Ovonic                                                 -             13,087
      Ovonyx                                                    31,163       352,668
                                                           -----------   -----------
            Sub-total                                        5,879,215     7,093,949

Amounts billed for other than long-term contracts
      Bekaert ECD Solar Systems                              1,632,354        -
      GM Ovonic                                                340,489       315,163
      Ovonyx                                                    38,817       128,865
                                                           -----------   -----------
            Sub-total                                        2,011,660       444,028
                                                           -----------   -----------
            TOTAL                                          $16,485,530   $ 8,893,354
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

      Inventories (principally those of Ovonic Battery and United Solar) are as follows:

                                             March 31,      June 30,
                                               2001           2000
                                           ------------   ------------
              Finished products            $    13,000    $    37,785
              Work in process                  946,678        557,732
              Raw materials                    453,249        398,560
                                           -----------    -----------
                                           $ 1,412,927    $   994,077
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


NOTE  B -  Product  Sales,  Royalties,  Revenues  from  Product  Development
------------------------------------------------------------------------------
Agreements and License and other Agreements
-------------------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:


                                                  Nine Months Ended
                                                      March 31,
                                              -------------------------
                                                 2001*         2000
                                              -----------   -----------

      Product Sales:
         Machine building                     $ 6,400,998   $ 1,445,337
         Battery packs                            746,433     1,378,217
         Negative and positive electrodes         106,725           816
                                              -----------   -----------
                                                7,254,156     2,824,370
      Product sales-related parties:
         Photovoltaics                          4,555,941        -
         Machine building                       2,218,409         2,544
         Battery packs                            108,694       (13,418)
         Negative and positive electrodes         177,024     1,224,087
                                              -----------   -----------
                                                7,060,068     1,213,213

            Total product sales               $14,314,224   $ 4,037,583
                                              ===========   ===========

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and other Agreements (Continued)
-------------------------------------------------------

                                                   Nine Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2001*          2000
                                              ------------   ------------
      Royalties
           Battery technology                 $  2,299,349   $  2,430,335
           Optical memory                          104,978        103,519
                                              ------------   ------------
                                              $  2,404,327   $  2,533,854
      Revenues from product development
        agreements:
           Photovoltaics                      $  2,063,813   $  1,172,193
           Battery technology                    1,904,487      3,796,808
           Optical memory                          504,752        859,583
           Hydrogen                                583,744      1,596,580
           Other                                    -             107,498
                                              ------------   ------------
                                                 5,056,796      7,532,662
      Revenues from product development
        agreements - related parties
           Battery technology                      600,869         50,449
           Optical memory                        1,835,473         46,000
           Hydrogen                              8,460,663         -
           Fuel cells                            6,152,887         -
                                              ------------   ------------
                                                17,049,892         96,449
      Total revenues from product
        development agreements                $ 22,106,688   $  7,629,111
                                              ============   ============
      License and other agreements
           Battery technology                 $  2,800,000   $  3,178,000
                                              ============   ============

-------------
  * United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

      The following table presents revenues by country based on the location of the customer:

                                                   Nine Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2001           2000
                                              ------------   ------------
            United States                     $ 26,941,542   $ 15,426,582
            China                                8,985,750         -
            Mexico                               4,555,941         -
            Japan                                2,134,019      5,207,603
            Hong Kong                              148,976         -
            Germany                                113,525         -
            Netherlands                             40,000        750,000
            Other countries                         24,428        443,227
                                               -----------   ------------
                                               $ 42,944,181  $ 21,827,412
                                               ============  ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2001 and June 30, 2000, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                              March 31,      June 30,
                                                2001           2000
                                             -----------    -----------

        Battery                              $ 1,913,331    $ 1,913,331
        Optical memory                         1,997,671      2,025,336
                                             -----------    -----------
                                             $ 3,911,002    $ 3,938,667
                                             ===========    ===========


      Creditable royalties earned and recognized as revenue were:

                                              Periods ended March 31,
                                                2001          2000
                                              --------      --------

        Three months ended                    $ 11,774      $ 24,702
        Nine months ended                       27,665        92,098


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


                            BEKAERT ECD SOLAR SYSTEMS
                             STATEMENT OF OPERATIONS
                             -----------------------

                                          Three Months Ended   Nine Months Ended
                                            March 31, 2001      March 31, 2001
                                          ------------------   -----------------
                                             (Unaudited)          (Unaudited)

         Revenues                           $  2,257,375         $  4,984,161

         Operating Expenses
            Cost of Sales                      3,217,147            6,557,243
            General and administrative           978,932            3,159,723
                                            ------------         ------------
                Total                          4,196,079            9,716,966
         Other Income (Loss) (net)               (80,657)              48,715
                                            ------------         ------------
         Net Loss                           $ (2,019,361)        $ (4,684,090)
                                            ============         ============


                            BEKAERT ECD SOLAR SYSTEMS
                                  BALANCE SHEET
                                  -------------
                                                          March 31,
                                                            2001
                                                        ------------
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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments (Continued)
--------------------------------------------------

      The following sets forth certain financial data regarding Ovonyx that are derived from Ovonyx's financial statements.

                                   OVONYX, INC.
                             STATEMENT OF OPERATIONS
                             -----------------------

                                        Three Months Ended   Nine Months Ended
                                        February 28, 2001    February 28, 2001
                                        ------------------   -----------------
                                           (Unaudited)          (Unaudited)

          Revenues                         $ 2,624,359          $ 4,111,926

          Operating Expenses
             Product development               479,962            1,495,198
             Patent                             50,554              173,353
             General and administrative        399,562              714,705
                                           -----------          -----------
                 Total                         930,078            2,383,256
          Other Income                          84,911              288,688
                                           -----------          -----------
          Net Income                       $ 1,779,192          $ 2,017,358
                                           ===========          ===========


                                  OVONYX, INC.
                                  BALANCE SHEET
                                  -------------
                                                        February 28,
                                                           2001
                                                        ------------
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

                                  OVONIC MEDIA
                             STATEMENT OF OPERATIONS
                             -----------------------

                                          Three Months Ended   Nine Months Ended
                                            March 31, 2001      March 31, 2001
                                          ------------------   -----------------
                                             (Unaudited)          (Unaudited)

         Revenues                            $   -                $    -

         Operating expenses:
            Product development                 382,707             1,208,666
            General and administrative          100,820               302,468
                                             ----------           -----------
               Total expenses                   483,527             1,511,134
                                             ----------           -----------
         Loss from operations                  (483,527)           (1,511,134)
            Interest expense                     (1,485)               (6,584)
                                             ----------           -----------
         Net Loss                            $ (485,012)          $(1,517,718)
                                             ==========           ===========


                                  OVONIC MEDIA
                                  BALANCE SHEET
                                  -------------
                                                           March 31,
                                                             2001
                                                         ------------
                                                         (Unaudited)
       Assets:
          Property, Plant and Equipment (Net)            $   567,749
                                                         -----------
               Total Assets                              $   567,749
                                                         ===========

       Current Liabilities:
          Accounts payable to ECD                        $    65,329
                                                         -----------
               Total Liabilities                              65,329
       Capital Contributions                               2,569,302
       Accumulated Deficit                                (2,066,882)
                                                         -----------
               Total Members' Equity                         502,420
                                                         -----------
               Total Liabilities and Members' Equity     $   567,749
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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the three months and nine months ended March 31, 2001, the Company recorded revenues of $4,119,000 and $8,736,000, respectively, related to machine-building and license agreements from the Rare Earth Ovonic joint ventures.


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


                                         Three Months Ended              Nine Months Ended
                                              March 31,                       March 31,
                                    -----------------------------   -----------------------------
                                        2001            2000            2001            2000
                                    -------------   -------------   -------------   -------------
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
   Weighted average number
      of shares outstanding           19,548,401      13,880,425      19,250,024      13,549,799

   Net loss                         $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)

   BASIC NET LOSS PER SHARE         $       (.22)   $       (.24)   $       (.35)   $       (.84)
                                    ============    ============    ============    ============

   Weighted average number
      of shares outstanding           19,548,401      13,880,425      19,250,024      13,549,799
   Weighted average shares
      for dilutive securities             -               -               -               -
                                    ------------    ------------   -------------   -------------
   Average number of shares
      outstanding and potential
      dilutive shares                 19,548,401      13,880,425      19,250,024      13,549,799
   Net loss                         $ (4,271,569)   $ (3,314,768)   $ (6,732,701)   $(11,350,364)

   DILUTED LOSS PER SHARE$                  (.22)   $       (.24)   $       (.35)   $       (.84)
                                    ============    ============    ============    ============


      Due to the Company's net losses, the weighted average number of shares of potentially dilutive securities for 2001 of 1,777,033 (three months) and 1,952,611 (nine months) and for 2000 of 1,423,746 (three months) and 421,187
(nine months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 400,000 for 2000 (for both

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE E - Net Loss Per Share  (Continued)
----------------------------------------

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE F - Business Segments (Continued)
--------------------------------------

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                                (in thousands)

                                                                          Consolidating
                                   ECD     Ovonic Battery  United Solar*     Entries     Consolidated
                                 --------  --------------  -------------  -------------  ------------
Revenues
    Three months ended
        March 31, 2001           $ 13,865   $   6,779        $  2,064      $  (4,986)      $ 17,722
        March 31, 2000              3,693       3,784            -              -             7,477

    Nine months ended
        March 31, 2001           $ 30,891   $  15,998        $  5,906      $  (9,851)      $ 42,944
        March 31, 2000              8,052      13,775            -              -            21,827

Operating Loss
    Three months ended
        March 31, 2001           $   (747)  $  (4,604)       $   (311)     $     682       $ (4,980)
        March 31, 2000               (424)     (2,644)           -              -            (3,068)

    Nine months ended
        March 31, 2001           $    530   $ (10,117)       $ (1,400)     $     875       $(10,112)
        March 31, 2000             (3,904)     (6,349)           -              -           (10,253)

Equity in Net Loss of Investee
  Under Equity Method
    Three months ended
        March 31, 2001           $   -      $    -           $   (835)     $      94       $   (741)
        March 31, 2000               (658)       -               -              -              (658)

    Nine months ended
        March 31, 2001           $   -      $    -           $ (1,909)     $     365       $ (1,544)
        March 31, 2000             (1,956)       -               -              -            (1,956)

Interest Expense**
    Three months ended
        March 31, 2001           $     10   $      44        $    130      $    -          $    184
        March 31, 2000                  4          84            -              -                88

    Nine months ended
        March 31, 2001           $     12   $     181        $    423      $    -          $    616
        March 31, 2000                 10         295            -              -               305



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE F - Business Segments (Continued)
--------------------------------------

                                                                          Consolidating
                                   ECD     Ovonic Battery  United Solar*     Entries     Consolidated
                                 --------  --------------  -------------  -------------  ------------
Interest Income**
    Three months ended
        March 31, 2001           $  1,472   $   -            $      5      $    -          $  1,477
        March 31, 2000                367       -                -              -               367

    Nine months ended
        March 31, 2001           $  4,619   $   -            $     45      $    -          $  4,664
        March 31, 2000                786       -                -              -               786

Depreciation Expense
    Nine months ended
        March 31, 2001           $    656   $  1,136         $  1,283      $  (1,267)      $  1,808
        March 31, 2000                558      1,083             -              -             1,641

Identifiable Assets
    As of March 31, 2001         $131,983   $ 13,961         $ 41,850      $ (27,039)      $160,755
    As of March 31, 2000           30,977     12,343             -              -            43,320

Capital Expenditures
    Nine months ended
        March 31, 2001           $    697   $     32         $    554      $    -          $  1,283
        March 31, 2000                183        272             -              -               455

Investments in Equity
  Method Investees
    Nine months ended
        March 31, 2001           $  4,049   $   -            $ 25,739      $  (5,587)      $ 24,201
        March 31, 2000              2,260       -                -              -             2,260


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

                              Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
---------------------------------------------------------------------------
2000
----

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

                                                         Three Months Ended
                                                               March 31
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------

      Cost of revenues from product development
         agreements                                   $ 9,108,000   $ 1,816,000
      Product development and research                  3,356,000     4,225,000
                                                      -----------   -----------
            Total cost of product development          12,464,000     6,041,000
      Revenues from product development
         agreements                                     9,245,000     1,719,000
                                                      -----------   -----------
            Net cost of product development           $ 3,219,000   $ 4,322,000
                                                      ===========   ===========


      The loss results from (i) ongoing product development and continued market development activities, (ii) fixed costs related to maintaining and improving the Company's core competencies pertaining to materials and electrode products, and (iii) ongoing protection of the Company's intellectual property.

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 831% to $7,354,000 in the three months ended March 31, 2001 from $790,000 in the three months ended March 31, 2000. Photovoltaic sales were $1,586,000 in 2001 versus zero in 2000. United Solar's financial statements were not consolidated with ECD until April 11, 2000. Machine-building revenues increased to $5,205,000 in 2001 compared to $325,000 in 2000. The machine-building revenues in 2001 were applicable to contracts to supply and build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and the sale of equipment for the manufacture of NiMH batteries to the Rare Earth Ovonic joint ventures. Both contracts, which are accounted for on the percentage of completion method of accounting and currently have a total backlog of $58,246,000, will be substantially completed during the third quarter of fiscal 2002. The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. Sales of negative and positive electrodes increased $51,000, due to an increase in sales of positive electrodes. Battery pack sales increased to $407,000 in 2001 versus $360,000 in 2000. Battery pack sales increased due to orders from customers primarily related to evaluation of battery packs for possible use in their products.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 438% to $9,245,000 in the three months ended March 31, 2001 from $1,719,000 in the three months ended March 31, 2000. There were total increases in product development agreements of $8,419,000 which were due primarily to development programs in 2001 for Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell) ($2,936,000), Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems) ($3,888,000), Ovonic Media, LLC (Ovonic Media) ($347,000) (see discussion of these joint ventures and the associated development contracts under Liquidity and Capital Resources) and United Solar contracts with Department of Energy (DOE) ($365,000), partially offset by completing programs with Shell Hydrogen ($0 in 2001 compared to $63,000 in 2000) and National Institute of Standards and Technology (NIST) in the Company's battery and hydrogen technologies ($205,000 in 2001 compared to $909,000 in 2000).

      Revenues from license and other agreements were zero in the three months ended March 31, 2001 compared to $1,000,000 in the three months ended March 31, 2000. The 2000 revenues resulted from a license to Sanyo Electric Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. Royalties decreased 8% to $730,000 in the three months ended March 31, 2001 from $796,000 in the three months ended March 31, 2000, primarily due to a favorable change in estimate in the 2000 period which resulted in higher 2000 revenues.

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

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $825,000 in the three months ended March 31, 2001 from $357,000 in the three months ended March 31, 2000, principally due to litigation costs ($194,000 in 2001 versus zero in 2000) for the protection of our NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

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

                                                        Nine Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2001          2000
                                                    -----------   -----------
     Cost of revenues from product development
        agreements                                  $21,090,000   $ 7,714,000
     Product development and research                 8,784,000    11,563,000
                                                    -----------   -----------
           Total cost of product development         29,874,000    19,277,000
     Revenues from product development
        agreements                                   22,107,000     7,629,000
                                                   ------------   -----------
           Net cost of product development         $  7,767,000   $11,648,000
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

      Product sales, consisting of photovoltaic products, machine building, battery packs, and positive and negative battery electrodes, increased 255% to $14,314,000 in the nine months ended March 31, 2001 from $4,038,000 in the nine months ended March 31, 2000. Photovoltaic sales were $4,556,000 in 2001 versus zero in 2000. United Solar financial statements were not consolidated until April 11, 2000. Machine-building revenues increased to $8,619,000 in 2001 compared to $1,448,000 in 2000. The machine-building revenues in 2001 were applicable to contracts to build production equipment for Bekaert ECD Solar Systems having 25MW of annual capacity and for equipment for the manufacture of NiMH batteries for the Rare Earth Ovonic joint ventures. Both contracts, which are accounted for on the percentage of completion method of accounting and currently have a total backlog of $58,246,000, will be substantially completed during the third quarter of fiscal 2002. Sales of negative and positive electrodes decreased $941,000, primarily due to one of the Company's principal negative electrode licensees currently manufacturing its own electrode products as allowed under its license from the Company. Because most battery pack orders are being filled through GM Ovonic, the Company's battery pack sales decreased to $855,000 in 2001 versus $1,365,000 in 2000.

      Revenues from product development agreements, which relate primarily to joint ventures established for the development and commercialization of ECD's technologies, increased 190% to $22,107,000 in the nine months ended March 31, 2001 from $7,629,000 in the nine months ended March 31, 2000. There were total increases in product development agreements of $18,234,000 which were due primarily to development programs in 2001 for Texaco Ovonic Fuel Cell Company ($6,153,000), Texaco Ovonic Hydrogen Systems ($8,461,000), Ovonic Media ($1,789,000) (see discussion of these joint ventures under Liquidity and Capital Resources) and United Solar contracts with DOE ($1,226,000), partially offset by completing programs with GM to develop batteries for electric and hybrid electric vehicle applications ($0 in 2001 compared to $1,002,000 in 2000), the Shell Hydrogen program ($0 in 2001 compared to $750,000 in 2000) and decreases in revenues from programs with DOE and National Renewable Energy Laboratory ($770,000 in 2001 compared to $1,103,000 in 2000) and NIST in the Company's battery and hydrogen technologies ($1,411,000 in 2001 compared to $3,054,000 in 2000).

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

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technology. These expenses increased to $2,840,000 in the nine months ended March 31, 2001 from $1,250,000 in the nine months ended March 31, 2000, principally due to litigation costs ($1,143,000 in 2001 versus $40,000 in 2000) for protection of our NiMH battery patent and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

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

      Of the Company's $87,693,000 cash, cash equivalents and investments, the Company purchased $23,773,000 of investments during the nine months ended March 31, 2001 consisting of commercial paper, classified as available for sale, maturing from 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

      During the nine months ended March 31, 2001, $11,477,000 of cash was used in operations. The difference between the net loss of $6,733,000 and the net cash used in operations was due to an increase of $11,799,000 in accounts receivable, principally due to a $50 milion contract with Bekaert ECD Solar Systems to build production equipment expected to be completed in 2002 and contracts from the Texaco Ovonic joint ventures (see below for details) that will provide the Company revenues in excess of $80 million that will last up to three years, partially offset by depreciation expense of $1,808,000 and increases of $5,290,000 in accounts payable and accrued expenses due to increased purchases relating to aforementioned new programs. In addition, $1,283,000 of machinery and equipment was purchased during this period.

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

      During the fiscal quarter ended March 31, 2001, we issued 2000 shares of Common Stock to eight members of our Board of Directors for services rendered valued at approximately $40,000.

      Our directors and Texaco acquired the ECD Common Stock in private transactions and had access to all material information relating to ECD. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") of ECD held on February 22, 2001, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                           For          Withheld Authority
                                        -----------     ------------------

            Stanford R. Ovshinsky        22,534,352          366,387
            Iris M. Ovshinsky            22,535,182          365,557
            Robert C. Stempel            22,319,939          580,800
            Nancy M. Bacon               22,509,684          391,055
            Umberto Colombo              22,534,938          365,801
            Subhash K. Dhar              22,540,048          360,691
            Hellmut Fritzsche            22,536,494          364,245
            Tyler Lowrey                 22,542,448          358,291
            Walter J. McCarthy, Jr.      22,535,998          364,741
            Florence I. Metz             22,534,563          366,176
            James R. Metzger             22,534,307          366,432
            Stanley K. Stynes            22,538,603          362,136
            William M. Wicker            22,538,252          362,487

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      A report on Form 8-K was filed on March 7, 2001 reporting that on March 6, 2001 Ovonic Battery had filed suit in federal court in Detroit, Michigan, against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

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


                                  Energy Conversion Devices, Inc.
                                  -------------------------------
                                  (Registrant)



                             By:  /s/Stephan W. Zumsteg
                                  -------------------------------
                                  Stephan W. Zumsteg
Date: August 16, 2001             Vice President and Chief Financial Officer
                                  (Principal financial and accounting officer)



                             By:  /s/Stanford R. Ovshinsky
                                  -------------------------------
                                  Stanford R. Ovshinsky
Date:  August 16, 2001            President and Chief Executive Officer