Form 10-K405
period 2001-06-30
ENERGY CONVERSION DEVICES INC
filed 2001-09-28
CIK 32878

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED         JUNE 30, 2001
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


FOR THE TRANSITION PERIOD FROM              TO
                               ------------   ---------------

                          COMMISSION FILE NUMBER 1-8403
                                                 ------

                         ENERGY CONVERSION DEVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                            38-1749884
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

2956 WATERVIEW DRIVE, ROCHESTER HILLS, MICHIGAN                    48309
    (Address of Principal Executive Offices)                    (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 293-0440

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (Title of Class)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                YES  X                                      NO
                   ------                                      ------

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X].

         THE AGGREGATE MARKET VALUE OF STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF SUCH STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON SEPTEMBER 21, 2001) WAS APPROXIMATELY $311 MILLION. AS OF SEPTEMBER 21, 2001, THERE WERE 219,913 SHARES OF ECD'S CLASS A COMMON STOCK, 430,000 SHARES OF ECD'S CLASS B COMMON STOCK AND 21,233,251 SHARES OF ECD'S COMMON STOCK OUTSTANDING.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                     PART I

ITEM 1:      BUSINESS
                                    OVERVIEW

         Energy Conversion Devices, Inc. (ECD) is a technology and manufacturing company, founded by Stanford R. Ovshinsky and Iris M. Ovshinsky, engaged in the invention, engineering, development and commercialization of new materials, products and production technology. Under the direction of Stanford R. Ovshinsky, principal inventor, we have established a leadership role in the development of proprietary materials, products and production technology based on our atomically engineered amorphous and disordered materials using chemical and structural disorder to provide extra degrees of freedom that result in our ability to make many new materials.

         We develop Ovonic materials that permit us to design and commercialize new products such as nickel metal hydride (NiMH) batteries, thin-film solar (photovoltaic) cell products and phase-change optical memory media. These products have unique chemical, electrical, mechanical or optical properties and superior performance characteristics. We use a systems approach to solve problems.

         We have established a multi-disciplinary business, scientific, technical and manufacturing organization to commercialize products based on our technologies. We have enabling proprietary technologies in the important fields of:

         Alternative Energy Technology

                  Energy Storage
                  #        Rechargeable NiMH batteries
                  #        Ovonic Solid Hydrogen Storage Systems(TM)

                  Energy Generation
                  #        Thin-film solar cells and related products
                  #        Ovonic Regenerative Fuel Cells(TM)

         Information Technology
                  #        Ovonic Unified Memory(TM)
                  #        Rewritable optical memory technology
                  #        Thin-film switches and control devices

         We manufacture and sell our proprietary products ourselves, through our joint venture companies and through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, production of our proprietary materials and products, as well as in designing and building production machinery.

         Our corporate structure and the activities we conduct directly and through our subsidiaries and joint ventures are summarized below:

ENERGY STORAGE
--------------

   Ovonic Battery Company, Inc.*                              ECD -- 91.4%
                                                              Honda Motor Company, Ltd. 3.2%
                                                              Sanoh Industrial Co., Ltd. 3.2%
                                                              Sanyo Electric Co. Ltd. 2.2%

   Texaco Ovonic Hydrogen Systems LLC                         ECD -- 50%
                                                              Texaco Energy Systems Inc. -- 50%
   BATTERIES
   ---------
      Texaco Ovonic Battery Systems LLC**                     Ovonic Battery Company, Inc.--  50%
                                                              Texaco Ovonic Battery Company Inc.--  50%

      Sovlux Battery Co., Ltd.                                ECD --  50%
                                                              Chepetsky Mechanical Plant --   50%
                                                                (an enterprise of the Russian Ministry of Atomic
                                                                Energy (Minatom))

      Rare Earth Ovonic Metal
         Hydride Joint Venture Co. Ltd.                       ECD & Ovonic Battery Company, Inc.-- 19%
      Rare Earth Ovonic High Power                            Inner Mongolia Baotou Steel Rare-Earth
         NiMH Battery Joint Venture Co.                         High Tech Holding Co. Ltd.-- 75%
      Rare Earth Ovonic NiMH Battery                          American Wako Koeki Corp.-- 6%
         Electrode Joint Venture Co. Ltd.

ENERGY GENERATION
------ ----------
   PHOTOVOLTAICS
   -------------

      United Solar Systems Corp.*                             ECD --  81%
                                                              Bekaert Corporation-- 19%

      Bekaert ECD Solar Systems LLC                           United Solar Systems Corp. --  40%
                                                              Bekaert Corporation --  60%

      Sovlux Co., Ltd.                                        ECD --  50%
                                                              State Research & Production Enterprise Kvant and
                                                                 enterprises of Minatom --  50%
   FUEL CELLS
   ----------
      Texaco Ovonic Fuel Cell                                 ECD-- 50%
         Company LLC                                          Texaco Energy Systems Inc.-- 50%

INFORMATION TECHNOLOGIES
------------------------
   OVONIC UNIFIED MEMORY
   ---------------------
      Ovonyx, Inc.                                            ECD --  41.7%
                                                              Tyler Lowrey; Intel Capital; private investors-- 58.3%
   OPTICAL MEMORY
   --------------
      Ovonic Media, LLC                                       ECD --  49%
                                                              GE --  51%

-------
* The revenues of these entities are included in our consolidated financial statements.
** In July 2001, Texaco Inc. purchased from General Motors Corporation its stake in GM Ovonic, L.L.C. and we and Texaco announced the formation of Texaco Ovonic Battery Systems LLC.

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

         Production manufacturing activities are conducted by using our joint ventures. ECD's principal manufacturing activity consists of machine building by our Production Technology and Machine Building Division. The principal manufacturing activities of Ovonic Battery Company, Inc. and Texaco Ovonic Battery Systems LLC have been battery packs, positive and negative electrodes for NiMH batteries, and hydride materials. United Solar Systems Corp. and Bekaert ECD Solar Systems LLC manufacture our photovoltaic products.

         The critical factor to large-scale market penetration of products incorporating our technologies is the manufacturing of such products in sufficient quantities to achieve economies of scale, reduce product cost and deliver to the marketplace products that answer basic consumer needs.

         Certain technical terms used in this Annual Report are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this
Item 1.

                                MAJOR BUSINESSES

         Our business strategy is to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. We are pursuing our business strategy by developing and commercializing new products and production technologies based on our proprietary Ovonic materials. We have established joint ventures, licensing arrangements and other strategic alliances with major companies around the world to permit us to achieve our strategic objectives. Our battery licensees have produced more than a billion NiMH batteries during 2000.

         Energy activities, specifically in the areas of complete systems for energy generation, storage and infrastructure, represent a major element of our business. Environmentally-safe methods of generating and storing energy have become critical in today's world. Our battery and photovoltaic products as well as our hydrogen storage materials and technologies have gained worldwide recognition, particularly in light of sustained concerns about air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns which contribute to international political, military and economic instability.

         Our information technology activities include our Ovonic Unified Memory
(OUM), based on our proprietary electrical phase-change materials, which have a wide variety of computer and information technology applications. OUM is intended to replace conventional FLASH, DRAM and SRAM semiconductor memory and information processing devices. Our Ovonic phase-change rewritable optical memory technology is integral to the emerging DVD rewritable optical disk systems. Due to their high data storage capacity, leading manufacturers in the optical disk industry are targeting a wide range of computer and information technology applications for DVD-Rewritable disks, including digital television recording.

         Revenues for our last three fiscal years in our major business groups were as follows:

                                                             2001              2000             1999
                                                          ----------        ----------       ----------
                                                           (000's)           (000's)           (000's)
         Alternative energy technology
                 Energy storage                              $32,727           $15,757          $23,315
                 Energy generation                            17,406             4,398            2,928
         Information technologies                              3,336             4,489            2,616
         Other
                 Machine building                             16,934             1,824              348
                 Services to joint ventures                      677             2,843            2,773
                 Other                                           324               668              992
                                                          ----------        ----------       ----------
                      Total Revenues                         $71,404           $29,979          $32,972
                                                          ==========        ==========       ==========

         The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2001, three customers represented 54% of the Company's total revenues (25% Rare Earth Ovonic joint ventures, 17% Texaco Ovonic Hydrogen Systems and 12% Texaco Ovonic Fuel Cell). In the years ended June 30, 2000 and 1999, two customers represented 25% (14% GM Ovonic and 11% General Motors) and 63% (18% GM Ovonic and 45% GM) of the Company's total revenues, respectively.

ALTERNATIVE ENERGY TECHNOLOGY

ENERGY STORAGE

         RECHARGEABLE BATTERIES. Using Ovonic materials, our battery subsidiary, Ovonic Battery Company, Inc., has developed the proprietary NiMH battery technology which has achieved recognition by all significant battery manufacturers throughout the world.

         Ovonic NiMH batteries store over twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally-hazardous substances. Ovonic NiMH batteries are made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics; electric and hybrid electric vehicles; power tools, utility and industrial applications; 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications.

         Our basic patents cover all commercial NiMH batteries. Ovonic Battery has established a dominant patent position in the field of NiMH batteries, with 68 issued United States patents and 283 foreign counterparts. While all of our patents involving Ovonic NiMH battery technology are important to our licensing activities, there are approximately 10 patents which we believe to be particularly important. These patents have various dates of expiration ranging from 2002 through 2018. Additional United States and foreign patent applications are in various stages of preparation, prosecution and allowance. In view of the overall strength of our patent position relating to NiMH batteries, and with the realization that the validity of newer patents have not been tested in court, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business. We are, however, involved in litigation to protect certain of our patents from infringement by others and are defending one of our patents against claims by a third party. See Item 3: Legal Proceedings on page 30.

         Ovonic NiMH batteries are manufactured and sold throughout the world by major international companies under licensing and joint venture arrangements. Ovonic Battery also produces the metal hydride negative electrodes and nickel hydroxide positive electrode materials for sale to its licensees, including its Texaco Ovonic Battery Systems joint venture. Metal hydride materials for use in Ovonic Solid Hydrogen Storage Systems(TM) are also being sold by Ovonic Battery to Texaco Ovonic Hydrogen Systems LLC. During the fiscal year ended June 30, 2001, Ovonic Battery produced negative electrodes and positive electrode materials for sale to certain licensees for assembly into complete batteries for consumer and propulsion applications. It also has produced batteries for electric vehicle (EV) and hybrid electric vehicle (HEV) applications engineered and designed for volume production.

         Our royalty-bearing NiMH battery licenses provide for upfront nonrefundable license fees of up to $5 million paid to us at the time we enter into the license agreement. A license fee of $3 to $5 million, depending on factors such as geographical scope and fields of application, requires licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for propulsion applications) of the selling price of NiMH batteries. Licensees of NiMH batteries are granted nonexclusive, royalty-bearing licenses under our consumer NiMH battery patents (and, in the case of certain licensees, our battery technology) to make, have made, use, sell, lease or otherwise dispose of NiMH batteries. Certain licensees have paid upfront, nonrefundable license fees of less than $3 million, but are required to pay royalty rates higher than 0.5% or to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. We acquired our ownership interest in these joint ventures by the contribution of patents or technology (or both). These licenses do not require the payment of royalties and, depending on the scope of the license, may not require the payment of upfront nonrefundable license fees.

         All licenses can be terminated by us if the licensee fails to make royalty payments. The licenses also can be terminated by the licensee should the licensee determine the license is unnecessary; however, the licensee's rights to make NiMH batteries under our patents would also terminate. Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one-year periods. Based upon our NiMH battery patent portfolio (and should a market for NiMH batteries remain for the next 17 years), we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2018 at the present time.

         We are currently focusing on five principal battery markets:

         #        portable electronics, portable power tools and consumer
                  applications;
         #        EV, HEV, fuel cell electric vehicle (FCEV) and fuel cell
                  hybrid electric vehicle (FCHEV) batteries for propulsion in vehicles and light trucks;
         #        36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications;
         #        electric and hybrid electric buses and trucks;
         #        two- and three-wheeled electric vehicle propulsion.

These batteries can also serve industrial applications such as utility applications, industrial uses, telecommunications, energy storage for remote power generation and battery-operated industrial equipment.

         RECHARGEABLE PORTABLE ELECTRONICS, PORTABLE POWER TOOLS AND CONSUMER BATTERIES. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products (such as cellular telephones, portable computers and cordless tools) has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. At present, conventional Ni-Cd batteries have an energy density of 30-35 watt-hours/kilogram. Ovonic NiMH batteries are capable of having an energy density of over 90 watt-hours/kilogram. Technology improvements have led to a demonstration of energy density in excess of 100 watt-hours/kilogram and over 1000 watts/kilogram of power in our prototype batteries with even higher energy densities in the process of development.

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

         Ovonic Battery has licensing arrangements with the world's largest battery manufacturing companies. Its proprietary battery technology has been licensed for consumer battery applications to Toshiba Battery Co., Ltd., Sanyo Electric Co., Ltd., Canon Inc., Hitachi Maxell, Ltd. and Furukawa Battery Co., Ltd., all leading Japanese companies; GP Batteries International Limited (formerly Sylva Industries, Ltd.) in Hong Kong, one of the world's largest manufacturers of 9-volt batteries and button cells; Varta Batterie AG; Sovlux Battery Co. Ltd., our joint venture in Russia; Harding Energy Inc.; Moltech Power Systems, Inc. (formerly Eveready Battery Company, Inc.); Walsin Technology Corporation and Nan Ya Plastics Corporation (Nan Ya) (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; Samsung Electronics Co., Ltd. and LG Chemical, Ltd., leading Korean companies. In addition, the Ovonic battery technology is being used in consumer battery applications by another consumer battery manufacturer based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. (Saft Group) and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

         In addition to our three joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed for consumer battery applications, we have entered into royalty-bearing consumer battery license agreements with two other Chinese companies - BYD Battery Co., Ltd. and SANIK Battery Co. Ltd.

         ELECTRIC, HYBRID AND FUEL CELL ELECTRIC, AND FUEL CELL HYBRID ELECTRIC VEHICLE BATTERIES. The strategic importance of EVs, HEVs, FCEVs and FCHEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, global climate change, ozone layer depletion, dependence on imported oil and the high cost of fuel. It is expected that the introduction of HEVs may open up large new markets in future years.

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

         In May 1999, the U.S. Department of Energy (DOE) released the results of baseline performance testing of the General Motors EV1 and the Chevrolet S-10 electric pickup truck powered by Ovonic NiMH batteries manufactured by GM Ovonic, L.L.C., the predecessor to Texaco Ovonic Battery Systems. According to the DOE results, the EV1 with Ovonic NiMH batteries is the first vehicle to have a range of 220.7 miles at a constant speed of 45 miles-per-hour (mph) and 160.6 miles at a constant speed of 60 mph. In addition, the S-10 electric pickup truck with Ovonic NiMH batteries traveled 130.6 miles at a constant speed of 45 mph and 87.7 miles at a constant speed of 60 mph, twice as far as the S-10 powered by the lead acid battery previously tested. The baseline performance testing was conducted by the DOE's Field Operations Program at the Idaho National Engineering and Environmental Laboratory.

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

         TEXACO OVONIC BATTERY SYSTEMS. In June 1994, Ovonic Battery and General Motors Corporation formed a joint venture, GM Ovonic, of which we owned 40% interest and General Motors owned a 60% interest, to manufacture and sell Ovonic Battery's proprietary NiMH batteries for four-wheeled electric propulsion applications. In July 2001, Texaco Energy Systems Inc. (TESI) completed the purchase from GM of its stake in GM Ovonic and we and TESI announced the formation of Texaco Ovonic Battery Systems, a 50-50 joint venture between Ovonic Battery and TESI, for the purpose of bringing advanced NiMH batteries into widespread commercial production for automotive applications as well as to further develop them for non-automotive applications. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. TESI's contribution to the joint venture for NiMH-battery-related activities will total more than $150 million over the next few years. The joint venture will significantly increase its existing manufacturing facilities in Kettering, Ohio, and its development facilities in Troy, Michigan. Texaco Ovonic Battery Systems is also investing in the development of production-ready prototypes of the new Ovonic NiMH monoblock battery, a compact design for high-voltage (36-42 volt) automotive electrical systems for future gasoline-powered automobiles.

         INNOVATIVE TRANSPORTATION SYSTEMS A.G. In May 1999, we participated in the founding of Unique Mobility Europa, GmbH to manufacture and sell EVs, HEVs and FCHEVs for world markets. The business and assets of Unique Europa have been reorganized into a new company, Innovative Transportation Systems A.G., based in Germany. As of September 15, 2001, we own an approximately 30% interest in Innovative Transportation which is in the process of building a running prototype of its product, the InnoVan, a new, purpose-built minivan using a composite body structure and an advanced battery-powered electric drivetrain. The InnoVan can be configured as either a 2-passenger cargo van or a 6-passenger commuter van and is designed to serve urban transportation requirements where urban pollution concerns have restricted the use of conventional vehicles. The vehicle has been specifically designed to utilize our Ovonic NiMH batteries.

         OTHER VEHICLE BATTERY BUSINESS ARRANGEMENTS. In addition to its Texaco Ovonic Battery Systems joint venture, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture of Ovonic NiMH vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Varta, Nan Ya, GP Batteries and Sovlux Battery. Sanyo, Toshiba, Hyundai, GP Batteries and Sovlux Battery have restricted rights to export vehicle propulsion batteries to North America. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group is licensed under a royalty-bearing license agreement for the manufacture and sale of vehicle propulsion batteries in the United States.

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

         In June 2001, Ovonic Battery was awarded a contract by the U.S. Army Tank-Automotive and Armaments Command (TACOM), a division of the Department of the Army, U.S. Department of Defense (DOD), to develop an advanced liquid-cooled, plastic monoblock battery for heavy-duty HEVs. This 30-month, $5 million, 50-50 cost-share contract calls for coordinated research and development to be carried out by Ovonic Battery and TACOM. The program is linked to the 21st Century Truck Initiative, a government/industry partnership aimed at doubling to tripling the fuel economy of heavy-duty vehicles. The products developed under this program will find application in both the public and private sectors, satisfying the "dual use" requirement established by the DOD.

         Ovonic Battery has developed a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of EVs, HEVs, FCEVs and FCHEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. This internally-sponsored development was based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of capacities. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Texaco Ovonic Battery Systems is positioning itself to offer the industry a high power, durable, high charge/discharge rate NiMH battery. Ovonic Battery has demonstrated the power capabilities of its prototype HEV battery at more than 1000 watts per kilogram. Ovonic NiMH batteries for HEVs are being reviewed with a variety of potential customers. This "Family of Batteries" program is intended to provide next- and future-generation NiMH batteries. Both EV and HEV types of NiMH batteries are included in the program with the objective of increasing the energy density and power of future batteries as well as reducing their size and cost.

         Texaco Ovonic Battery Systems' HEV battery, developed under the Ovonic Battery "Family of Batteries" program, meets specifications set by the Partnership for Next Generation of Vehicles, a program among DaimlerChrysler Corporation, Ford Motor Company, General Motors and the U.S. Department of Commerce. As presently designed for production, Ovonic NiMH batteries tested for HEVs have the following performance characteristics:

                   Specific Energy:                   70 watt-hours/kg.
                   Peak Power:                        900 watts/kg.
                   Regenerative Power:                600 watts/kg.

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

         We have entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh Industrial Co., Ltd. and Nan Ya. Subject to these agreements, Texaco Ovonic Battery Systems has been granted an exclusive royalty-free license for the manufacture and sale of batteries for two- and three-wheeled vehicles.

         Sanoh, a licensee in Japan, has expanded its production of NiMH batteries for two-wheeled electric vehicle applications at its plant in Koga, Japan. Among Sanoh's customers are large manufacturers of electric scooters and bicycles such as Honda Motor Company, Ltd. which has announced plans to introduce new products.

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

         OTHER BATTERY APPLICATIONS. Several licensees of Ovonic NiMH battery technology, such as Sovlux, Canon and Texaco Ovonic Battery Systems, have been granted rights to manufacture and sell large batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery-operated industrial equipment. There are numerous other applications for Ovonic NiMH batteries where standby, uninterruptible and portable energy storage is required or convenient.

         OVONIC SOLID HYDROGEN STORAGE SYSTEMS(TM). Hydrogen energy technology has been a part of our scientific work and business strategy since our founding in 1960.

         No potential fuel source approaches the ideal fuel other than hydrogen. It is clean and efficient and it yields more energy per unit of weight than any other existing fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply and has been referred to as the ultimate fuel.

         The principal stumbling blocks to the use of hydrogen as a fuel have been the costly and inefficient energy extraction process and the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquifaction at extremely low temperatures. Using these methods of storage allows just 31 grams of hydrogen per liter to be stored at a high pressure of 5,000 psi and 71 grams per liter in liquid form at the extremely low temperature of -253(0)C. Hydrogen liquifaction requires a tremendous amount of energy (approximately 10 kWh of electric energy to liquify 1 kilogram of hydrogen), expensive cryogenic storage tanks, and liquid hydrogen evaporates at a rate of 2-5% per day.

         We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology which stores hydrogen in a solid metal matrix at low practical pressures. Our Ovonic Solid Hydrogen Storage Systems(TM) technology is capable of storing 103 grams of hydrogen per liter. Our advanced hydride materials have been shown to store up to 7% hydrogen by weight, or the equivalent of 780 standard liters of hydrogen per kilogram of hydride materials. We have the basic patent position in the metal hydride field with 29 U.S. and 163 foreign patents applicable to hydrogen energy storage, as well as patent applications in various stages of prosecution.

         On October 31, 2000, we and TESI formed a joint venture, Texaco Ovonic Hydrogen Systems LLC to further develop and advance the commercialization of the Ovonic Solid Hydrogen Systems(TM). TESI is a wholly owned subsidiary of Texaco and is focused on commercialization efforts in hydrogen storage systems in conjunction with its development of viable fuel-processing technology for fuel cells. We and TESI each own 50% of Texaco Ovonic Hydrogen Systems. The initial funding of Texaco Ovonic Hydrogen Systems from TESI for initial product and market development will be up to $104 million, of which $11.8 million was expended in fiscal year 2001 and $16 million is expected to be expended in fiscal year 2002. Our contribution to Texaco Ovonic Hydrogen Systems in return for our 50% interest consisted of licenses, know-how and proprietary technology.

         Many of the more fundamental patents applicable to our nickel metal hydride battery technology also provide us with a proprietary position in our solid hydrogen storage in metal hydride materials technology. We do not believe that the expiration of any patent applicable to our solid hydrogen storage materials technology during the next five years will have a material adverse effect on our business, and we expect to replace expiring patents with new applications and patents.

         Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, Texaco Ovonic Hydrogen Systems is currently manufacturing prototype compact hydrogen storage canisters that can store hydrogen in a portable form to operate lawnmowers, garden equipment, power generators or even barbecue grilles.

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

         Our Ovonic Solid Hydrogen Storage Systems(TM) technology requires further technical and product development and additional financial resources to reach commercial product status.

         During fiscal year 2001, we completed all tasks required under a development program, under a cost-sharing contract awarded by the U.S. Department of Commerce through its National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP), relating to metal hydride materials for use in NiMH batteries and our Ovonic Solid Hydrogen Storage Systems(TM).

         Under a DOE-sponsored program, we are developing an integrated renewable hydrogen-generation storage system. This system uses our multijunction photovoltaics to electrolyze water into oxygen and hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. The system is being designed for residential or small-scale commercial production of hydrogen which can be used to replace conventional fuels as sources of energy conversion. In connection with this program, we have converted a 4-stroke gasoline-powered scooter to run on hydrogen stored in our solid hydrogen storage materials and devices. This program commenced in May 1997 and is currently scheduled to be completed by the end of calendar 2001. This contract is a standard R&D cost-sharing contract, which requires us to bear 50% of the overall costs of this program, with standard termination provisions. We expect to recognize revenue of approximately $1,949,000 during the term of this contract. We retain the technology rights for any inventions or other discoveries under this program. DOE has so-called "march-in rights" under standard government contracts of this type to use, or have others use, this technology on a royalty-free basis under certain conditions.

ENERGY GENERATION

         PHOTOVOLTAIC TECHNOLOGY. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. We originated and have patented our proprietary continuous web, multilayer, large-area thin-film amorphous silicon (a-Si) technology, and, together with our joint venture, United Solar Systems Corp., are leaders in thin-film amorphous photovoltaic technology. We have invented a unique proprietary approach to the manufacture of thin-film photovoltaic products. Compared to PV products that are produced by other PV technologies, our PV products are substantially lighter, more rugged, require much less energy to produce and can be produced in high volume at significantly lower cost. We believe that with large-volume production equipment making solar panels on an annual basis capable of producing 100 megawatts of electrical power which is small compared to conventional power generation plants, our PV products can become price competitive to conventional fuels. Our proprietary position in photovoltaic technology ranges from the invention of materials and the development of products to the design and manufacture of production equipment. We and United Solar have more than 176 U.S. patents and 447 foreign counterpart patents in the area of photovoltaic technology.

         Because many of our patents are so broad and because our patent portfolio is so extensive, we do not consider the expiration of any patent applicable to PV technology to be material. In view of the overall strength of our patent position relating to PV technology, we do not believe that the expiration of any of our PV technology patents that will expire in the next five years will have a material adverse effect on our business.

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

         There are other thin-film technologies for producing solar cells using materials containing cadmium which is not environmentally friendly and requires that care be taken with the products using such materials during manufacturing and after sale. These other thin-film technologies, as well as crystalline silicon technology, employ a step-and-repeat batch process, not a continuous roll-to-roll manufacturing process.

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

         Amorphous cells with different light absorption properties also can be deposited continuously, one on top of another, to capture the broad solar spectrum more effectively, which increases the energy conversion efficiency of the multi-cell device and improves performance stability. This unique multi-junction approach has resulted in world record efficiencies for our a-Si technology. United Solar has been awarded an "R&D 100" award by R&D Magazine for its triple-junction amorphous silicon solar electric module. The magazine's editors and staff, together with outside experts, reviewed thousands of new inventions to determine the 100 most significant advances of 1998. United Solar was also honored in January 2001 with the Bright Light Award for its triple-junction technology by DOE. The Award honors the best scientific and technological accomplishments during the 20th century carried out under the sponsorship of DOE.

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

         In April 2000, we entered into a strategic alliance with N.V. Bekaert S.A., the worldwide leading manufacturer of steel wire, steel wire products and steel cord, and a fast-growing manufacturer of advanced materials. The Bekaert Group is a world leader in advanced metal transformation and coating technologies, headquartered in Belgium, with 87 production locations employing more than 17,000 people.

         As part of our alliance, Bekaert provided ECD with the cash to acquire the shares in United Solar formerly held by Canon and we formed a new joint venture company, Bekaert ECD Solar Systems LLC, which assembles PV modules, provides systems integration and markets and sells PV products. Bekaert now holds a 19% interest in United Solar. Bekaert ECD Solar Systems is owned 40% by United Solar and 60% by Bekaert.

         Bekaert's total investment commitment relating to our strategic alliance is $84 million, which includes $24 million which was provided to ECD as partial payment to purchase Canon's stock in United Solar and an investment of $60 million in United Solar and in Bekaert ECD Solar Systems. All of this investment is expected to be funded by the end of calendar year 2001 except for the last $12 million which will be funded before 2004. A portion of the funds invested by Bekaert in United Solar will be used to purchase new manufacturing equipment, which we will supply to make solar panels on an annual basis capable of producing 25 megawatts of electrical power. A portion of the investment in Bekaert ECD Solar Systems will be used to implement an expanded sales and marketing program for PV products. Our contribution to United Solar in return for our ownership interest consisted of licenses, know-how and proprietary technology. United Solar and Bekaert ECD Solar Systems will require additional financial resources to fund their future activities.

         United Solar and Bekaert ECD Solar Systems are producing a variety of PV products and selling PV modules and systems throughout the world. They manufacture products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems and marine applications at the Troy, Michigan facilities.

         United Solar and Bekaert ECD Solar Systems are setting up their new manufacturing plant in Auburn Hills, Michigan. Approximately $63 million is expected to be invested in this new, state-of-the-art solar facility which will expand manufacturing capacity five-fold with the 25 megawatt annual capacity photovoltaic manufacturing equipment designed and being built by our Production Technology and Machine Building Division.

         Based on research and development conducted by us in the early 1980s, we and United Solar have developed, and United Solar and Bekaert ECD Solar Systems are manufacturing and selling, unique products for the building industry such as PV shingles, metal roofing products and PV laminate products which emulate conventional roofing materials in form, construction, function and installation. United Solar received the Popular Science 1996 "Best of What's New" Grand Award, and it received the Discover Magazine 1997 "Technology Innovation Award" for its flexible solar shingles.

         The PV roofing products are receiving enthusiastic market response. United Solar and Bekaert ECD Solar Systems have recently shipped solar panels capable of producing 100 kilowatts of electrical power to Sacramento Municipal Utilities District, California, solar panels for 148 kilowatts to Energy Australia and have also entered into a contract with Texaco to install a PV system in California capable of producing 400 kilowatts of electrical power. Texaco has the option to expand the system to 1 megawatt of power.

         United Solar is also building on ECD's development of extremely light weight PV technology and developing PV products for space applications. The global telecommunications revolution is expected to result in the launch of large constellations of low earth orbit satellites and high altitude platforms in the next decade which will require lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells, initially developed by ECD, are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter than conventional technologies as well as less expensive.

         In December 1998, United Solar's ultralight space solar modules were successfully installed on the MIR Space Station. The cells have gone through thousands of thermal cycles successfully under space conditions, and have demonstrated reliable space performance without any degradation. United Solar's installation on the MIR marks the first time advanced thin-film amorphous solar modules have been installed on an orbiting spacecraft.

         In April 2000, upon the successful completion of a Phase I contract, we were awarded a two-year cost-sharing contract by the U.S. Air Force to further advance our proprietary PV space technology. This contract is a standard R&D cost-sharing contract which requires us to bear 50% of the overall costs of this program. We expect to recognize revenue of approximately $1,145,000 during the term of this contract. Under this contract, we and United Solar will develop laser-integrated extremely light, thin-film amorphous silicon-based solar panels on Kapton(R), a lightweight, 1 to 2 mil thick plastic substrate, for auxiliary spacecraft power systems. The technology being developed is capable of providing 2500 watts per kilogram which is dramatically higher than 30-50 watts per kilogram currently available, with savings of approximately $500,000 per satellite launch.

         In July 2001, DOE and NREL awarded United Solar a contract under the Photovoltaic Technologies Beyond the Horizon program. Under this contract, United Solar will work on the development of high-efficiency thin-film solar cells deposited at high rates. This cost-sharing contract requires United Solar to bear 50% of the overall cost of the program and will provide approximately $500,000 in revenue over its three-year term.

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

         We are completing a three-year cost-sharing program with DOE and NREL to further advance our proprietary roll-to-roll PV manufacturing technology. This program is part of the DOE's ongoing initiatives to enhance U.S. leadership in the world PV market through improved PV manufacturing processes and reduced manufacturing costs.

         OVONIC REGENERATIVE FUEL CELLS(TM). On September 21, 2000, we and TESI formed a joint venture, Texaco Ovonic Fuel Cell Company, LLC (Texaco Ovonic Fuel
Cell) to further develop and advance the commercialization of the Ovonic Regenerative Fuel Cell(TM) technology. TESI is focused on commercialization efforts in fuel cells and other advanced energy technologies. We and TESI each own 50% of Texaco Ovonic Fuel Cell. The initial funding of Texaco Ovonic Fuel Cell from TESI for initial product and market development will be up to $70 million, of which $8.8 million was expended in fiscal year 2001 and $14 million is expected to be expended in fiscal year 2002. Our contribution to Texaco Ovonic Fuel Cell in return for our 50% interest consisted of licenses, know-how and proprietary technology.

         The Ovonic Regenerative Fuel Cells(TM) are electromechanical devices that include two electrodes, an anode and a cathode. Between the two electrodes is a solid or liquid electrolyte that allows ions to pass through, but prevents electrons from passing through. Hydrogen, which enters the cathode, and oxygen, which enters the anode, are converted into water (a byproduct) and electrical energy.

         Our unique, low-cost, proprietary materials technology does not rely on expensive and rare noble metals such as platinum and palladium, and can provide significantly superior performance and lower costs as compared to other technologies, such as proton exchange membrane (PEM) fuel cells.

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

         The principal differences between PEM fuel cells and Ovonic Regenerative Fuel Cells(TM) technology lie in the costs of materials required to make each, the processes by which they operate and in operating temperature ranges. PEM fuel cells require platinum in the electrodes and a costly proton exchange membrane. The Ovonic Regenerative Fuel Cell(TM), by contrast, promises to require no costly precious metal in its electrodes and no membrane. Additionally, a PEM fuel cell's operating temperature is in the narrow 60(0)C - 80(0)C range while the Ovonic Regenerative Fuel Cell(TM) is able to operate anywhere within the range of about -20(0)C to +120(0)C.

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

         Our Ovonic Regenerative Fuel Cell(TM) technology requires further technical and product development and additional financial resources to reach commercial product status.

INFORMATION TECHNOLOGIES

         We have developed a number of key proprietary products and processes in the field of information technology.

         OVONIC UNIFIED MEMORY. On the basis of Stanford Ovshinsky's pioneering invention, we developed the first nonvolatile semiconductor memory, the Ovonic Electrically Erasable Programmable Read Only Memory, for computer data storage in the 1960s. We have advanced and extended that early work and have developed a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices, called Ovonic Unified Memory (OUM).

         In January 1999, we and Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance (a corporation was formed on June 23, 1999), Ovonyx, Inc. (initially owned 50% by ECD and the balance owned by Mr. Lowrey together with one of his affiliates), to commercialize OUM. Our contribution to Ovonyx, in return for our ownership interest, consisted of licenses, know-how and proprietary technology. In February 2000, Ovonyx formed a strategic alliance with Intel in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. The investment by Intel Capital and other investors has brought our ownership of Ovonyx to 41.7%.

         OUM is designed to provide nonvolatile computer data storage with the speed of current volatile DRAM semiconductor system memory as well as to decrease the cost of production. OUM also offers an opportunity to develop new, fast computer architectures so as to eliminate the use of multiple tiers of memory as well as data transfer bottlenecks caused by the current computer memory hierarchy. By removing the distinction between archival storage and system memory, data can be stored in a nonvolatile fashion and "executed in place," resulting in improved computer performance and lower costs of data transfer than those associated with the currently used memory hierarchy. We believe that OUM can, in a single device, replace the multiple memory types of devices, such as FLASH, SRAM and DRAM, which are used in today's personal computers.

         The application of OUM is intended for use in the rapidly growing FLASH memory market. FLASH memory is used in portable electronic devices such as laptop computers, pagers, and cellular telephones as all-solid-state, low-power replacements for magnetic hard disk storage. Another important application of Ovonic memory and the Ovonic Threshold Switch can provide a basis for practical, highly complex, three-dimensional neural network systems for use in advanced artificial intelligence and speech- and image-pattern recognition. Because OUM memory can provide the capability to store more than one bit of information per memory cell, it can allow the fabrication of semiconductor memory with high storage density. An application under development is the use of OUM in electronic cash and smart card systems that require information to be stored in an encrypted, secure and tamperproof manner.

         In November 1999, Ovonyx and Lockheed Martin Space Electronics & Communications (now BAE Systems) entered into a royalty-bearing agreement to commercialize the OUM technology to replace FLASH, DRAM, FPGA and other electronic devices in radiation-hardened space and military applications.

         In December 2000, Ovonyx and STMicroelectronics signed a nonexclusive royalty-bearing agreement whereby STMicroelectronics will license Ovonyx thin-film nonvolatile semiconductor memory technology for use in microcontrollers, FLASH memory, MOS logic and other applications. The two companies also established a joint development program.

         Our OUM technology may require further technical development and financial resources to reach commercial product status.

         OPTICAL MEMORY. We are the inventor and originator of phase-change rewritable optical memory disk technology. Our Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disk, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (1,000 in the case of CD-RW and 500,000 in the case of DVD-RAM).

         We have licensed our phase-change rewritable optical memory technology to a number of companies engaged in the manufacture of data storage media and expect to license others who are developing phase-change optical memory products. Among our licensees are Matsushita Electric Industrial Co., Ltd. (Matsushita/Panasonic), Ricoh Company Limited, Sony Corporation, Toshiba Corporation, Asahi Chemical Industry Co., Ltd., Hitachi, Ltd., Plasmon Limited, Toray Industries, Inc., TDK Corporation and Teijin, Limited.

         Our rewritable phase-change optical memory licenses provide for an advance royalty payment of $25,000 paid to us at the inception of the license agreement. Generally, licensees pay us a royalty of 1-1/2% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. The licenses can be terminated by us if the licensee fails to make royalty payments or can be terminated by the licensee, in which event the licensee's rights to make optical memory disks under our patents would also terminate. The term of the license agreements extends as long as the patents are in force. Our present portfolio of patents covering rewritable optical memory products does not expire until 2011 and we expect to replace expiring patents with new applications and patents.

         A "convergence" of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging "convergence" product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives (DVD-ROM) are commercially available now, as well as DVD-RAM and DVD-RW, two formats that use our phase-change rewritable optical memory technology. These products are used for storage of both video and computer data.

         Following the successful development of technology under a NIST ATP project, we and General Electric, through its GE Plastics business unit, formed a strategic alliance in March 2000, the first activity of which was the creation of a joint venture, Ovonic Media, LLC. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property, know-how and licenses and will contribute other assets to the joint venture. GE will make cash and other contributions to the joint venture. We received a $3 million dollar contract from Ovonic Media to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

         Ovonic Media has completed the first phase of the technology development phase of its operations and is planning the second phase of operation involving a scale up of manufacturing capacity with production equipment to begin initial market penetration. The second phase of operations will require additional funding beyond the capital contribution by GE, requiring Ovonic Media to seek funding from external sources or from its joint venture partners.

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

THIN-FILM SYNTHETIC MATERIALS

         ECD has developed a range of vapor-deposited thin-film materials and cost-effective roll-to-roll production technologies, including a high-rate microwave plasma-enhanced chemical vapor deposition (MPCVD) process. The major commercial application for this technology is high-performance optical coatings.

         OPTICAL FILMS. An important application for transparent thin-film coatings which are deposited using our cost-effective roll-to-roll production technologies is in thin-film optical coatings which selectively absorb, reflect or transmit certain types of electromagnetic radiation. These coatings have a wide range of commercial applications-- from anti-glare screens for computer and television displays to solar-controlled windows for architectural and automotive applications. In February 1999, we received a contract from Southwall Technologies, Inc. to build proprietary large-area MPCVD equipment. In July 2000, our Production Technology and Machine Building Division delivered the large area roll-to-roll MPCVD machine to Southwall. This is the first large-scale commercial machine utilizing our passive coatings technology, and is expected to provide a platform for commercialization of our passive coatings technology and related equipment.

         VAPOR BARRIER FILMS. Our MPCVD process also has been applied in the development of a novel, low-cost, transparent vapor barrier coating for plastic beverage containers and flexible packaging films. An extremely thin coating (less than 1 millionth of an inch, or 1/50th of the wavelength of visible light) of our MPCVD amorphous silicon oxide (chemically modified quartz glass) improved the oxygen and water vapor barrier of commodity and rigid packaging films by about a factor of 100. By blocking oxygen and water vapor transmission, the shelf life of food beverages, pharmaceuticals and other types of sensitive products is extended.

               PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                        AND CENTRAL ANALYTICAL LABORATORY

         Our Production Technology and Machine Building Division operates as a profit center for our machine-building and engineering activities. It has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and our licensees multiple generations of photovoltaic production lines, including United Solar's existing machinery and equipment for solar cells capable of producing 5 megawatts of electricity on an annual basis, as well as research, development and manufacturing equipment for batteries, vapor barrier coating and other materials technology. We have completed the design and engineering work and have begun the construction and assembly of United Solar's 25 megawatt annual capacity equipment.

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

         As of June 30, 2001, the amount of future revenues we were entitled to receive under contracts with government agencies totaled approximately $5,119,000, $2,322,000 of which was not funded by the government as of June 30, 2001. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. The Company's government contracts, which have partially funded development of limited portions of certain areas of the Company's technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. We retain the technology rights for any inventions or other discoveries under these contracts. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by the Company under such contracts.

         The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2001. All of our research and development costs are expensed as incurred.

                                                          Direct Research and Development Expenditures
                                              ---------------------------------------------------------------------
                                                                      Year Ended June 30,
                                                 ---------------------------------------------------------------
                                                         2001                2000                  1999
                                                   ---------------     ----------------      -----------------
       Sponsored by licensees,                     $    26,936,302     $      8,333,348      $      14,403,073
          Government agencies
          and industrial partners
       Sponsored by us                                   7,809,453           11,863,416              8,381,514
                                                   ---------------     ----------------      -----------------
                                                   $    34,745,755     $     20,196,764      $      22,784,587
                                                   ===============     ================      =================


                    SOURCES AND AVAILABILITY OF RAW MATERIALS

         Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on our manufacturing operations. The key raw materials used in our business are metals, primarily nickel, titanium, manganese, cobalt and stainless steel as well as various rare-earth elements; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane, disilane and germane; and polymer materials.

                         PATENTS AND PROPRIETARY RIGHTS

         Since our founding in 1960, we have focused our research and development efforts on amorphous, disordered and related materials, a previously unrecognized field of materials science that has since attracted widespread attention. We have established a multi-disciplinary business, scientific and technical organization ranging from research and development to manufacturing and selling products as well as designing and building production machinery, activities which we recognize need to be carefully protected. Our extensive patent portfolio consists of 361 United States patents and 815 foreign counterparts, and includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

         Three patents, which we have considered to be important to our business, will expire during 2001 and 2002; however, we do not expect the expiration of these patents to adversely affect our business prospects. Because we have generated other patents which basically and broadly cover our business, we believe that our proprietary patent position will be sustained notwithstanding the expiration of these patents.

         We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which have been resolved in our favor prior to trial. See Item 3: Legal Proceedings on page 30.

                            CONCENTRATION OF REVENUES

         See Note B of the Notes to Consolidated Financial Statements on page 65 of this Report.

                                     BACKLOG

         Our backlog of orders as of June 30, 2001 for machine-building contracts, photovoltaic products, battery packs and electrodes is $49,485,000. The backlog at August 31, 2000 for machine-building contracts, photovoltaic products, battery packs and electrodes was $66,121,000. We expect to recognize $42,735,000 of backlog in 2002.

                                   COMPETITION

         Because each of our technologies has the potential to replace certain existing energy storage, energy generation and information technology products, competition for products based on our technologies comes from new technologies, improvements to current technologies and improved products from current technologies.

         We also compete with companies that currently manufacture and distribute products based on well-established technologies in the fields of energy generation and storage and information technology. Some of the firms with which we compete are among the largest industrial companies in the world. Many of our competitors have established product lines, extensive financial, manufacturing and marketing resources, and large research and development staffs and facilities. However, none of them have our total systems approach.

         We believe our success depends primarily on our total systems approach with the ability to apply our technologies to the development and production of proprietary products and production technologies that offer significant advantages in performance, efficiency, cost and environmental friendliness over competing products and technologies. We expect to maintain our competitive position by diligently prosecuting patents, designing innovative applications for our technologies, removing costs from our technology applications, developing volume manufacturing processes, and continuing to form strategic relationships with leading companies.

         Many of our technologies, such as those in the field of energy generation and storage, compete with well-established existing conventional technologies. There are likely to be transition costs incurred in switching from existing technologies to new technologies in these fields. Until we are able to achieve cost reductions through increased production volumes, the costs to produce products based on our technologies may also be higher than the cost of products based on existing technologies. These factors may combine to provide companies offering products based on existing technologies with a competitive advantage.

                                    EMPLOYEES

         As of September 21, 2001, we had a total of 503 employees, of which 173 are Ovonic Battery employees and 91 are United Solar employees. The above numbers do not include employees of our joint ventures or licensees. We consider our relations with our employees to be excellent.

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

Cycle Life - the number of times a device can be switched or can be charged and discharged.

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

MOS Logic - Integrated circuits utilizing conventional MOS (Metal Oxide Silicon) transistors that perform logic functions.

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

Phase-Change Rewritable - an optical memory technology invented by Ovshinsky in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material between crystalline and amorphous states.

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

ITEM 2:      PROPERTIES

         A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery and United Solar, follows:


                                                                                               Number of
          Location                                                                            Square Feet
          --------                                                                            -----------
          ECD:
            2956 Waterview, Rochester Hills, MI                                                49,550
            1675 West Maple Road, Troy, MI                                                     31,550
            1050 East Square Lake Road, Bloomfield Hills, MI                                   11,000
            1621 Northwood, Troy, MI                                                           24,900


          Ovonic Battery:
            1864 Northwood, Troy, MI                                                           12,480
            1826 Northwood, Troy, MI                                                           12,480
            1707 Northwood, Troy, MI                                                           27,400
            1414 Combermere, Troy, MI                                                           9,870

          United Solar:
            1100 West Maple Road, Troy, MI                                                     47,775
                                                                                              -------
                      TOTAL                                                                   227,005
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

         A summary of the facilities of our joint ventures follows:

                                                                                            Number of
          Location                                                                         Square Feet
          --------                                                                         -----------
          Texaco Ovonic Hydrogen Systems and Texaco
          Ovonic Fuel Cell:
             2983 Waterview, Rochester Hills, MI                                               71,542

          Bekaert ECD Solar Systems:
             3800 Lapeer Road, Auburn Hills, MI                                               167,526

          United Solar Systems de Mexico S.A. de C.V.
             AV. LA PAZ. No. 10009, Parque Industrial Pacifico,
             Tijuana, B.C., Mex. C.P. 22670                                                    67,362
                                                                                              -------

                      TOTAL                                                                   306,430
                                                                                              =======

ITEM 3:      LEGAL PROCEEDINGS

         In March 2001, Ovonic Battery initiated litigation in Federal District Court for the Eastern District of Michigan against Matsushita Battery Industrial Co. Ltd. ("MBI"), Panasonic EV Energy Co. Ltd., Toyota Motor Corporation, and five employees of MBI for infringement of Ovonic Battery's U.S. Patent Nos. 5,348,822 and 5,536,591 for hybrid electric vehicle and consumer battery sales in the United States; U.S. Patent No. 5,879,831 for hybrid electric vehicle sales in the United States; for misappropriating confidential information and filing U.S. Patent No. 6,013,390 incorrectly naming MBI employees instead of Ovonic Battery employees as inventors. In July 2001, Ovonic Battery sought leave of court to amend its complaint to join Texaco Ovonic Battery Systems LLC as a co-plaintiff and filed a motion for a Preliminary Injunction against MBI and its affiliates to enjoin the sale of infringing MBI batteries in the United States. The litigation is currently in the preliminary discovery phase.

         On July 24, 2001, an individual, Kaplesh Kumar, filed a lawsuit against Ovonic Battery, ECD and Stanford Ovshinsky, in the Federal District Court of Massachusetts, alleging infringement of his U.S. Patent No. 4,565,686 and other acts of unfair competition. We believe that the litigation is without merit and intend to vigorously defend the lawsuit.

         Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

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

         As of September 21, 2001, there were approximately 2,200 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

         Below is the reported high and low price on the NASDAQ National Market System for our Common Stock for the following quarters:

                                                            For the Fiscal Year Ended June 30
                                                                  (in Dollars Per Share)
                                     ---------------------------------------------------------------------------------
                                                2002                       2001                        2000
                                     -------------------------  --------------------------  ---------------

                                      High         Low           High          Low           High          Low
                                      ----         ---           ----          ---           ----          ---
First Quarter*                       $28.00       $12.640       $42.75        $22.063       $15.00        $ 9.188
(July - September)


Second Quarter                                                  $38.25        $14.563       $11.313       $ 8.00
(October - December)


Third Quarter                                                   $30.875       $19.50        $31.438       $ 9.00
(January - March)


Fourth Quarter                                                  $36.54        $21.125       $27.375       $11.50
(April - June)

-------

*  Through September 21, 2001

         We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

         During the fiscal year ended June 30, 2001, we issued the following securities to the following parties for the consideration noted. In each case, the offering was to an extremely limited number of persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.


Party/ies                     Security Issued         Number of Securities           Consideration
---------                     ---------------         --------------------           -------------
TRMI Holdings Inc. (Texaco)   Common Stock            185,475 shares                 $5,445,000

8 members of our Board of     Common Stock            2,000 shares                   Services rendered valued at
Directors                                                                            approximately $40,000


         During the fiscal year ended June 30, 2001, we issued 145 shares of our Common Stock to two persons for no consideration pursuant to their exchange of certain Convertible Investment Certificates for Common Stock. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act, for an exchange of securities with an existing security holder exclusively, where no commission or other remuneration is paid for soliciting such exchange.

         Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of the Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock). So long as Texaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to Texaco, Texaco has the right to purchase additional ECD Stock in order for Texaco to maintain its same proportionate interest in ECD Stock as Texaco held prior to the issuance of the additional ECD Stock. If Texaco elects to purchase ECD Common Stock, the purchase price shall be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which Texaco is entitled to purchase.

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

         On October 9, 2001, the shareholders of Texaco and Chevron will vote on the merger of Texaco and Chevron. If the merger is completed, the combined companies will be renamed ChevronTexaco Corporation and TRMI Holdings will become a wholly owned subsidiary of ChevronTexaco.

ITEM 6: SELECTED FINANCIAL DATA

         Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                             June 30,
                                       ------------------------------------------------------------------------------------
                                            2001            2000              1999              1998             1997
                                       --------------  ---------------   ---------------   ---------------  ---------------
Revenues:

   Product sales                        $  24,239,970    $   6,892,355     $    4,524,238     $   9,858,343    $ 14,897,144
   Royalties                                2,898,956        3,440,164          2,735,622         2,485,981       1,394,872
   Revenues from product                   37,582,138       10,418,985         17,240,615        14,321,416       5,738,877
      development agreements
   Revenues from license                    5,300,000        3,138,000          4,753,995         1,701,134       5,828,648
      and other agreements
   Other                                    1,383,429        6,089,581          3,717,826         3,190,707       1,718,933
                                        -------------    -------------     --------------     -------------    ------------

            TOTAL REVENUES                 71,404,493       29,979,085         32,972,296        31,557,581      29,578,474
                                        -------------    -------------     --------------     -------------    ------------

Net Loss                                $  (5,121,838)   $ (16,656,128)    $  (13,777,589)    $ (16,664,999)   $(17,954,612)
                                        ==============   =============     ==============     =============    ============

Basic Net Loss per                      $        (.26)   $       (1.16)    $        (1.06)    $       (1.50)   $      (1.67)
   Common Share

Diluted Net Loss                        $        (.26)   $       (1.16)    $        (1.06)    $       (1.50)   $      (1.67)
   per Common Share

At year end:
   Cash and Cash Equivalents            $  33,055,399    $  44,592,017     $   19,076,983     $  25,786,112    $ 14,270,145
   Short-Term Investments               $  48,908,662    $  44,723,500     $            -     $           -    $          -
   Total Assets                         $ 166,105,387    $ 148,905,642     $   39,807,998     $  51,360,816    $ 37,729,097
   Long-Term Liabilities                $  18,154,121    $  20,059,353     $    2,679,936     $   3,967,496    $    585,795
   Working Capital                      $  92,577,489    $  89,789,457     $   18,438,953     $  29,800,158    $ 23,161,108
   Stockholders' Equity                 $ 110,740,711    $  98,776,560     $   23,188,627     $  34,815,346    $ 26,418,659

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

         The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with Texaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. According to generally accepted accounting principles as practiced in the United States (GAAP), the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

         The Company had a net loss of $5,122,000 on revenues of $71,404,000 in the year ended June 30, 2001 compared to a net loss of $16,656,000 on revenues of $29,979,000 for the year ended June 30, 2000. The $11,534,000 improvement in profitability resulted primarily from a lower loss from operations where there was a 138% ($41,425,000) increase in revenues while operating expenses increased only 77% ($35,557,000). The improved operating performance resulted from a $4,914,000 improvement for ECD (operating loss of $285,000 in 2001 versus operating loss of $5,199,000 in 2000) and a $2,956,000 improvement for Ovonic Battery (operating loss of $7,627,000 in 2001 versus operating loss of $10,583,000 in 2000), partially offset by an increased operating loss of $2,245,000 for United Solar (operating loss of $2,742,000 in 2001 versus operating loss of $497,000 in 2000 due to the inclusion of United Solar's operating results for all of 2001 compared to their inclusion only after April 11 in the prior year).

         The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride battery technology have led to a new family of batteries not only for hybrid electric vehicles, electric vehicles and fuel cell electric vehicles, but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications. Expenses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2001 losses. Partially offsetting the loss from operations in the year ended June 30, 2001 was other income (net) of $4,945,000 compared to other expense (net) of $721,000 in the prior year.

         The increase in revenues primarily resulted from higher revenues from product development agreements ($27,163,000), higher product sales ($17,348,000) and from license and other agreements ($2,162,000), partially offset by lower royalties ($541,000). ECD's revenues increased to $48,218,000 in 2001 from $11,213,000 in 2000 due to increased revenues from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell and due to machine-building sales to Bekaert ECD Solar Systems to build equipment having an annual capacity of 25MW of photovoltaic products. The increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($12,931,000 in 2001 versus $149,000 in 2000), increased revenues from product development agreements ($10,771,000 in 2001 versus $4,851,000 in 2000), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, and increased revenues from license and other agreements ($5,300,000 in 2001 versus $3,138,000 in 2000), partially offset by lower sales of electrode materials and battery packs. United Solar's 2001 revenues increased to $7,674,000 in 2001 versus $3,763,000 in 2000 as a result of their inclusion for a full year in the Company's consolidated financial results versus the prior year when they were included only after April 11, 2000 (the beginning date for the consolidation of United Solar).

         Product sales, consisting of machine building, photovoltaic products (for United Solar since April 11, 2000), positive and negative battery electrodes, and battery packs, increased 252% to $24,240,000 in the year ended June 30, 2001 from $6,892,000 in the year ended June 30, 2000. Machine-building revenues increased 828% to $16,934,000 in 2001 from $1,824,000 in 2000. The machine-building revenues in 2001 relate primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($12,931,000) and ECD's contract with Bekaert ECD Solar Systems to provide photovoltaic production equipment with an annual capacity of 25MW ($3,973,000). The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales were $2,212,000 for the period from April 11, 2000 through June 30, 2000 and $5,975,000 for the year ended June 30, 2001. Battery pack sales decreased to $975,000 in 2001 versus $1,493,000 in 2000 due to decreased orders from customers for evaluation of battery packs. Sales of negative and positive electrodes decreased $1,007,000 primarily due to reduced sales to GM Ovonic. The Company currently has a product sales backlog of $49,485,000, $42,735,000 of which is expected to be recognized as revenues in Fiscal 2002. (See NOTE B - Notes to Consolidated Financial Statements.)

         Royalties decreased 16% to $2,899,000 in the year ended June 30, 2001 from $3,440,000 in the year ended June 30, 2000. The royalties the Company receives continue to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See NOTE B - Notes to Consolidated Financial Statements.)

         Revenues from product development agreements increased 261% to $37,582,000 in the year ended June 30, 2001 from $10,419,000 in the year ended June 30, 2000. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($11,818,000), Texaco Ovonic Fuel Cell ($8,831,000) and Texaco Ovonic Battery Systems ($6,433,000) for advanced product development services, all of which began in Fiscal 2001. Also contributing to the increase were contracts with Ovonic Media ($2,298,000 in 2001 versus $634,000 in 2000) and Partnership for Next Generation Vehicles (PNGV) ($2,090,000 in 2001 versus $509,000 in 2000). Partially offsetting these increases were the completion of programs with GM, which helped to fund the development of the family of NiMH batteries (zero in 2001 versus $1,002,000 in 2000), National Institute of Standards and Technology (NIST), which advanced the Company's hydrogen storage and optical memory technologies ($1,744,000 in 2001 versus $3,883,000 in 2000), and Shell Hydrogen (zero in 2001 versus $750,000 in 2000). (See Research and Product Development in Item 1 and NOTE B - Notes to Consolidated Statements.)

         Revenues from license and other agreements increased to $5,300,000 in the year ended June 30, 2001 from $3,138,000 in the year ended June 30, 2000. The 2001 revenues included $5,000,000 in license fees from the Rare Earth Ovonic joint ventures, $250,000 from BYD Battery Co., Ltd., and $50,000 from SANIK Battery Co., Ltd., all from the People's

Republic of China. The 2000 license fees included $1,000,000 from Sanyo Electric Co., $1,778,000 from Toshiba Battery and $360,000 from Japan Storage. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

         Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $1,383,000 in the year ended June 30, 2001 from $6,090,000 in the year ended June 30, 2000. This decrease was due to reduced revenues from Ovonyx ($382,000 in 2001 versus $2,686,000 in 2000), GM Ovonic ($1,095,000 in 2001 versus $1,745,000 in 2000)
and Bekaert ECD Solar Systems (zero in 2001 versus $1,098,000 in 2000). Revenues from Ovonyx are lower because they have hired their own employees and utilize fewer of the Company's services. Revenues from GM Ovonic were lower due to reduced activity at GM Ovonic. Revenues from Bekaert ECD Solar Systems are lower due to lower management fees in 2001.

         The $13,452,000 increase in cost of product sales in the year ended June 30, 2001 results from the $17,348,000 increase in product sales. The $864,000 gross profit on product sales in 2001 is an improvement of $3,896,000 compared to 2000. The improvement primarily results from machine-building contracts and sales of photovoltaic products with positive gross profit margins. Partially offsetting this improvement was a higher loss on the sales of electrode materials which resulted from the Company maintaining its production capacity to produce hydride powders to meet the needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for electrodes, combined with high fixed costs, result in the loss on product sales for these products.

         For the year ended June 30, 2001, compared to the year ended June 30, 2000, the net cost of product development to the Company decreased by $6,778,000 despite an increase in expenditures for the development products by $20,385,000 because the amount of funding received by customers increased by $27,163,000.

                                                                     Year Ended June 30,
                                                             ------------------ ------------------
                                                                    2001               2000
                                                             -----------------  -----------------
Cost of revenues from product development
     agreements                                                 $  36,553,000        $ 10,373,000
Product development and research                                    9,355,000          15,150,000
                                                                -------------        ------------
         Total cost of product development                         45,908,000          25,523,000
Revenues from product development
     agreements                                                    37,582,000          10,419,000
                                                                -------------        ------------
         Net cost of product development                        $   8,326,000        $ 15,104,000
                                                                =============        ============

The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

         Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. These expenses increased to $3,766,000 in the year ended June 30, 2001 from $1,750,000 in the year ended June 30, 2000, principally due to litigation costs ($1,913,000 in 2001 versus $59,000 in 2000) for the protection of our NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

         The decrease in operating, general and administrative expenses from $8,717,000 in the year ended June 30, 2000 to $8,421,000 in the year ended June 30, 2001 was due to increased allocations to cost of revenues from product development agreements ($7,558,000), partially offset by increased spending ($5,150,000) and $900,000 due to the inclusion of United Solar expenses for all of 2001 compared to their inclusion in results after April 11, 2000.

         The $5,666,000 improvement in other income (net) ($4,945,000 income in 2001 compared to $721,000 loss in 2000) resulted primarily from higher interest income ($5,864,000 in 2001 compared to $1,576,000 in 2000) because of higher cash investments and from a higher minority interest share of losses relating to Bekaert's 19% ownership of United Solar ($1,070,000 in 2001 versus $182,000 in
2000) because of Bekaert's 19% ownership for all of 2001 compared to Bekaert's 19% ownership for a portion of 2000 (after April 11, 2000).

         The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

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

         The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride
(NiMH) battery technology have led to a new family of batteries not only for hybrid electric vehicles (HEVs), electric vehicles (EVs) and fuel cell electric vehicles (FCEVs), but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications.
ECD's continued investments in its battery, solid hydride, and fuel cell development programs, as well as its activities at United Solar and Bekaert ECD Solar Systems are all reported as losses. Losses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2000 losses. In addition to the loss from operations, the Company incurred other expense (net) of $721,000 in the year ended June 30, 2000, compared to other expense (net) of $784,000 in the same period in the prior year.

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

         Revenues from product development agreements decreased 40% from $17,241,000 in the year ended June 30, 1999 to $10,419,000 in the year ended June 30, 2000. There were increases in revenues from the Shell Hydrogen program (which concluded in 2000) ($750,000 in 2000 compared to none in 1999) and the hydrogen storage program with the Department of Energy ($781,000 in 2000 compared to $191,000 in 1999). These increases in 2000 were more than offset by decreases in revenues resulting from completing programs, after having successfully met program objectives, with General Motors to develop batteries for electric and hybrid electric vehicle applications ($1,002,000 in 2000 compared to $8,039,000 in 1999) and with NIST for a new, low-cost manufacturing system for DVDs based on ECD's proprietary phase-change optical memory technology ($3,883,000 in 2000 compared to $5,606,000 in 1999), which resulted in establishing a new joint venture, Ovonic Media LLC, with General Electric. Contracts with DOE and National Renewable Energy Laboratory in photovoltaics also had decreased revenues ($1,733,000 in 2000 compared to $2,928,000 in 1999). This net decrease in photovoltaics revenues was due to decreased revenues ($551,000) from contracts which had been completed in 1999 and had no revenues in 2000, decreased revenues ($719,000) from contracts which were completed in 2000, reduced revenues ($470,000) from a contract with a lower level of funding in 2000, partially offset by increased revenues ($545,000) from contracts which were new or had increased funding in 2000. (See Research and Product Development in Item 1 and NOTE B - Notes to Consolidated Financial Statements.)

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

         Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Revenues increased by $2,372,000 to $6,090,000 in the year ended June 30, 2000 from $3,718,000 in the year ended June 30, 1999. This increase was due to revenues of $2,686,000 from Ovonyx and $1,098,000 from Bekaert ECD Solar Systems, partially offset by lower billings to GM Ovonic. The revenues from Ovonyx relate to personnel, facilities and miscellaneous administrative and laboratory services provided by the Company beginning in January 1999. Revenues from GM Ovonic are lower in 2000 because we were leasing fewer of our employees to GM Ovonic.

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

         The Company incurred expenses for product development of $25,523,000 ($10,373,000 funded and $15,150,000 unfunded) in the year ended June 30, 2000, compared to expenses of $29,243,000 ($17,361,000 funded and $11,882,000 unfunded) in the year ended June 30, 1999. The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

         Expenses were incurred in 2000 and 1999 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. These expenses increased to $1,750,000 in the year ended June 30, 2000 from $1,656,000 in the year ended June 30, 1999 with litigation expenses of $59,000 in 2000 and $302,000 in 1999.

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

         Other expense (net) was $784,000 in the year ended June 30, 1999, compared to other expense (net) of $721,000 in the year ended June 30, 2000. Due primarily to better operating performance at United Solar (expenses at United Solar were reduced by $1,353,000 on flat revenues), the Company incurred reduced charges for equity losses of $2,463,000 in 2000 compared to $3,660,000 in 1999. As required under GAAP, the Company recorded losses representing the Company's share of the losses of United Solar (prior to April 11, 2000) and Bekaert ECD Solar Systems regardless of the value of these investments. Also, included in other expense (net) in 2000 is $182,000 of income for minority interest share of losses related to Bekaert's share of United Solar's losses. (See NOTES A and D of Notes to Consolidated Financial Statements for further discussions of United Solar and the Company's accounting for United Solar.) Also, interest income increased to $1,576,000 in 2000 compared to $1,187,000 in 1999. In 1999, a
$1,970,000 gain was recognized related to the sale of Ovonic Battery stock to Sanyo.

                         Liquidity and Capital Resources

         As of June 30, 2001, the Company had unrestricted consolidated cash, cash equivalents, short-term investments and accounts receivable (including $16,004,000 of amounts due from related parties) of $116,777,000, an increase of $11,396,000 from June 30, 2000. As of June 30, 2001, the Company had consolidated working capital of $92,577,000 compared with a consolidated working capital of $89,789,000 as of June 30, 2000. Since June 30, 2001, ECD has received approximately $45,000,000 from the exercise of warrants and from additional shares purchased by Texaco to maintain their 20% ownership.

         The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2002 to increase to approximately $51,565,000, compared to $27,508,000 received from product development agreements in the year ended June 30, 2001. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

         During the year ended June 30, 2001, of the Company's $81,964,000 cash, cash equivalents and short-term investments, the Company purchased $49,068,000 of short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 34 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days.

         During the year ended June 30, 2001, $12,374,000 of cash was used in operations. The difference between the net loss of $5,122,000 and the net cash used in operations was principally due to increases in accounts receivable and amounts due from related parties and a decrease in deferred revenues, partially offset by increases in amounts payable and accrued expenses. In addition, $2,240,000 of machinery and equipment was purchased or constructed, principally for ECD's expansion and for United Solar, during this period.

         As part of its long-standing strategy, the Company has made investments in its technologies, which have resulted in enabling intellectual property and products. This has allowed the Company to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products.

         The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

         - Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and Texaco Energy Systems, Inc., a wholly owned subsidiary of Texaco, (TESI) formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as to further develop them for non-automotive applications. TESI will fund approximately $150,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' manufacturing facility in Kettering, Ohio, and for market development and advanced product development. The advanced product development will be accomplished through a $48,000,000 product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last from one to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $6,433,000 for work performed under the contract in fiscal 2001 and is budgeted to receive approximately $17,000,000 in 2002.

         - Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and TESI formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. TESI will fund an initial amount of up to $104,000,000, including product and market development. The principal use of the funds is to fund a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last from one to thee years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $11,818,000 for work performed under the contract in fiscal 2001 and is budgeted to receive approximately $16,000,000 in 2002.

         - Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and TESI formed whose initial mission is to further develop Ovonic regenerative fuel cell technology to validate manufacturing methodologies and produce production-ready prototypes. TESI will fund initial product and market development of up to $70,000,000. The primary use of this funding is to fund a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, will last from one to three years, and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $8,831,000 for work performed under the contract in fiscal 2001 and is budgeted to receive approximately $14,000,000 in 2002.

         - Bekaert ECD Solar Systems/United Solar - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out United Solar's previous joint venture partner). The remaining funds will be used to fund a fivefold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $50,000,000 with an annual capacity of 25MW. Bekaert ECD Solar Systems/United Solar require approximately $40,000,000 in financing to fund increased working capital requirements and operating losses. The Company and Bekaert are considering various funding mechanisms that could result in the Company making cash investments or guaranteeing debt of Bekaert ECD Solar Systems.

         - Ovonic Media LLC - a strategic alliance formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media. ECD received a $3,000,000 contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. Following a successful demonstration, the partners are currently developing a commercialization plan which may result in the Company having to make cash investments in Ovonic Media.

         - Ovonyx Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others with a purpose to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as FLASH, SRAM and DRAM. Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition, ECD receives royalties from Ovonyx equal to .5% of Ovonyx's revenues.

         These strategic alliances and new business agreements have both near-term and long-term impacts on the Company's capital resources. The Texaco, Bekaert, Ovonyx and General Electric agreements will all result in reduced cash expenditures as the Company's business partners assume the responsibility for funding operations, while, at the same time, form the basis in the long term to commercialize the Company's products.

         Accordingly, the Company expects significant revenues and cash flows related to product development agreements, many of which already exist, that are entered into by the Company with industry partners and U.S. government agencies to develop the Company's products and production technology, thereby adding to the Company's technological base. The Company has received, since July 1, 2000, approximately $45,500,000 (approximately $36,000,000 of which occurred after June 30, 2001) in proceeds from the exercise of warrants and employee stock options. While there are additional employee stock options and warrants, which may be exercised, the Company is unable to predict the amount or the timing of such exercises.

         On May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000. As part of this agreement, Texaco has rights to purchase additional shares of ECD Common Stock in order to maintain its 20% equity stake. In connection with these rights, Texaco purchased 633,833 additional shares for $14,339,000, of which 448,358 shares for $8,894,000 were purchased after June 30, 2001.

         During the next 12 months, the Company expects to purchase up to $7,000,000 of machinery and equipment, primarily to increase the Company's capabilities to conduct semiconductor research.

         The Company is not aware of events or circumstances that would significantly alter royalty revenues for the next 12 months. Based on historical trends, the amount of cash from royalties to be received in the year ending June 30, 2002 is expected to be approximately $2,900,000 compared to $3,377,000 received in the year ended June 30, 2001. The amount of royalties we receive each year is dependent on the production volumes of our licensees, the sales price of their products and currency exchange rates. Approximately 80% of the royalties the Company receives are based on the Japanese Yen and, therefore, changes in exchange rates can significantly alter royalty revenues. Licensees may not terminate royalty payments to us without also terminating the licensee's rights to manufacture products under our patents. The failure of licensees to pay royalties would constitute a material breach of the license agreement for which we could terminate the license or seek damages.

         License and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. Therefore, the Company is unable to forecast the amount of cash, if any, to be received for license and other agreements for the year ending June 30, 2002.

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

         Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $81,956,000 and $89,110,000 of these investments on June 30, 2001 and 2000, respectively. On June 30, 2001, the investments had an average maturity of 224 days, $48,909,000 of which had maturities of 91 days to 34 months. On June 30, 2000, the investments had an average maturity of 314 days, $44,724,000 of which had maturities of 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2001 portfolio of approximately $639,000.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Rochester Hills, Michigan

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Item 14 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respect when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP


Detroit, Michigan
September 28, 2001

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         June 30,
                                                                           -------------------------------------
                                                                                  2001               2000
                                                                           -----------------   -----------------
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $33,047,000 at
      June 30, 2001 and $44,386,000 at June 30, 2000                        $     33,055,399    $     44,592,017
   Short-term investments                                                         48,908,662          44,723,500
   Accounts receivable (net of allowance for uncollectible accounts of approximately $583,000 at June 30, 2001 and $579,000 at June 30,
      2000)                                                                       18,809,094           7,172,166
   Amounts due from related parties                                               16,003,632           8,893,354
   Inventories                                                                     1,333,542             994,077
   Other                                                                             542,930             302,413
                                                                           -----------------   -----------------
         TOTAL CURRENT ASSETS                                                    118,653,259         106,677,527

PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
   Land and land improvements                                                        267,000             312,588
   Buildings and improvements                                                      1,214,625           1,042,781
   Machinery and other equipment (including construction
      in progress of approximately $1,010,000 at June 30, 2001 and
      $578,000 at June 30, 2000)                                                  22,261,322          18,808,002
   Capitalized lease equipment                                                     3,056,060           4,734,653
                                                                           -----------------   -----------------
                                                                                  26,799,007          24,898,024
   Less accumulated depreciation and amortization                                (20,660,619)        (18,636,752)
                                                                           -----------------   -----------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                       6,138,388           6,261,272

Investments in EV Global and Rare Earth
   Ovonic-China (NOTE A)                                                           1,000,000           1,000,000

Long-Term Note Receivable -  Bekaert ECD Solar
   Systems (NOTE A)                                                               10,256,110           9,631,495

Deferred tax assets                                                                  864,999                   -

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                                      23,421,156          22,394,868
   Bekaert ECD Europa                                                                 28,347                   -
   Texaco Ovonic Fuel Cell Company                                                         -                   -
   Texaco Ovonic Hydrogen Systems                                                          -                   -
   GM Ovonic                                                                               -                   -
   Ovonyx                                                                                  -
   Ovonic Media                                                                            -                   -
   Innovative Transportation Systems                                               4,000,206           1,639,716
   Sovlux                                                                                  -                   -

OTHER ASSETS                                                                       1,742,922           1,300,764
                                                                           -----------------   -----------------
         TOTAL ASSETS                                                       $    166,105,387    $    148,905,642
                                                                           =================   =================

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          June 30,
                                                                             ------------------------------------
                                                                                   2001               2000
                                                                             -----------------   ----------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $     18,413,708    $     6,133,826
   Accounts payable - related parties                                                   10,533             17,546
   Salaries, wages and amounts withheld from employees                               2,366,673          1,998,684
   Deferred revenues under business agreements (NOTE A)                                222,730            161,331
   Deferred revenues - related parties (NOTE A)                                      2,346,054          6,376,644
   Current installments on long-term liabilities (NOTE E)                            2,716,072          2,200,039
                                                                             -----------------   ----------------
         TOTAL CURRENT LIABILITIES                                                  26,075,770         16,888,070

LONG-TERM LIABILITIES (NOTE E)                                                       7,898,011         10,427,858

LONG-TERM NOTES PAYABLE (NOTE E)                                                    10,256,110          9,631,495

DEFERRED GAIN                                                                          278,328            669,072

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                                             3,818,488          3,938,667
                                                                             -----------------   ----------------
         TOTAL LIABILITIES                                                          48,326,707         41,555,162

NEGATIVE GOODWILL (NOTE D)                                                           2,681,993          3,148,426

MINORITY INTEREST (NOTE D)                                                           4,355,976          5,425,494

STOCKHOLDERS' EQUITY
   Capital Stock (NOTES F and G)
      Class A Convertible Common Stock, Par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                                           2,199              2,199
      Class B Convertible Common Stock,
        Par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000 shares                             4,300              4,300

   Common Stock, par value $0.01 per share: Authorized - 30,000,000 shares
         Issued & Outstanding - 19,053,026 shares at June 30, 2001
           and 18,098,646 shares at June 30, 2000                                      190,530            180,986
   Additional paid-in capital                                                      339,858,798        324,293,312
   Accumulated deficit                                                            (227,305,918)      (222,184,080)
   Accumulated other comprehensive income                                              881,342             50,783
   Unearned Compensation on Class B Convertible
      Common Stock                                                                  (2,890,540)        (3,570,940)
                                                                             -----------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                110,740,711         98,776,560
                                                                             -----------------   ----------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $    166,105,387    $   148,905,642
                                                                             =================   ================

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year Ended June 30,
                                                                --------------------------------------------------------
                                                                      2001                2000                1999
                                                                ----------------    ----------------     ---------------
REVENUES (NOTES A and B)
    Product sales                                                $    13,925,029     $     3,271,723      $    2,043,419
    Product sales to related parties                                  10,314,941           3,620,632           2,480,819
                                                                ----------------    ----------------     ---------------
       Total product sales                                            24,239,970           6,892,355           4,524,238
    Royalties                                                          2,898,956           3,440,164           2,735,622
    Revenues from product development
       agreements                                                      7,421,512           9,660,782          17,126,426
    Revenues from product development
       agreements with related parties                                30,160,626             758,203             114,189
                                                                ----------------    ----------------     ---------------
       Total revenues from product development
           agreements                                                 37,582,138          10,418,985          17,240,615
    Revenues from license and other agreements                         5,300,000           3,138,000           4,753,995
    Other                                                                265,015             434,810             340,033
    Other revenues from related parties                                1,118,414           5,654,771           3,377,793
                                                                ----------------    ----------------     ---------------
       Total other revenues                                            1,383,429           6,089,581           3,717,826
                                                                ----------------    ----------------     ---------------
           TOTAL REVENUES                                             71,404,493          29,979,085          32,972,296

EXPENSES (NOTE A)
    Cost of product sales                                             23,376,373           9,924,350           8,136,000
    Cost of revenues from product development
       agreements                                                     36,552,685          10,373,243          17,361,358
    Product development and research                                   9,354,940          15,149,637          11,881,945
    Patent defense                                                     1,913,212              59,300             301,670
    Patents                                                            1,853,129           1,690,275           1,354,826
    Operating, general and administrative                              8,421,047           8,717,388           6,930,251
                                                                ----------------    ----------------     ---------------
           TOTAL EXPENSES                                             81,471,386          45,914,193          45,966,050
                                                                ----------------    ----------------     ---------------

LOSS FROM OPERATIONS                                                 (10,066,893)        (15,935,108)        (12,993,754)

OTHER INCOME (EXPENSE):
    Interest income                                                    5,864,202           1,576,243           1,186,528
    Interest expense                                                    (800,911)           (574,386)           (563,613)
    Equity loss in joint ventures                                     (1,996,689)         (2,462,978)         (3,659,503)
    Minority interest share of losses                                  1,069,518             181,911                   -
    Gain on sale of Ovonic Battery stock                                       -                   -           1,970,000
    Loss on Unique Mobility stock                                              -                   -            (212,541)
    Other nonoperating income - (net)                                    808,935             558,190             495,294
                                                                ----------------    ----------------     ---------------
           TOTAL OTHER INCOME (EXPENSE)                                4,945,055            (721,020)           (783,835)
                                                                ----------------    ----------------     ---------------

NET LOSS                                                         $    (5,121,838)    $   (16,656,128)     $  (13,777,589)
                                                                ================    ================     ===============
BASIC NET LOSS PER SHARE (NOTE H)                                $          (.26)    $         (1.16)     $        (1.06)
                                                                ================    ================     ===============

DILUTED NET LOSS PER SHARE (NOTE H)                              $          (.26)    $         (1.16)     $        (1.06)
                                                                ==================  ================     ===============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)

                         Three years ended June 30, 2001

                               Class A and Class B
                               Convertible
                               Common Stock             Common Stock
                               -----------------------  -----------------------                Accumulated
                               Number                   Number                   Additional    Other
                               Of                       of                       Paid-In       Comprehensive   Accumulated
                               Shares       Amount      Shares       Amount      Capital       Loss            Deficit
                               -----------  ----------  ----------   ----------  ------------  -------------   --------------
Balance at July 1, 1998          219,913    $   2,199   12,639,817   $  126,398  $227,092,920  $    (47,000)   $(191,750,363)

Net loss for year ended
   June 30, 1999                                                                                                 (13,777,589)
Realized loss on investment                                                                          47,000

Comprehensive loss

Issuance of Class B
   convertible common stock      430,000        4,300                               4,591,540

Earned compensation on
   Class B convertible
   common stock

Issuance of stock to
   directors and consultants                                 5,000           50        39,950

Common stock issued in connection
   with exercise of
   stock options and warrants
   and conversion of CICs                                  161,730        1,617     1,583,045

Common stock issued in connection
   with Unique Europa                                       34,723          348       439,602

Stock options issued to
   non-employees                                                                      114,042

Purchase of treasury stock
                               ---------    ---------   ----------   ----------  ------------  ------------    --------------
Balance at June 30, 1999         649,913    $   6,499   12,841,270   $  128,413  $233,861,099  $          0    $(205,527,952)
                               =========    =========   ==========   ==========  ============  ============    ==============

                                                                    Unearned
                                                                    Compensation
                                       Treasury Stock               on
                                       ------------------------     Class B
                                       Number                       Convertible      Total
                                       of                           Common           Stockholders'
                                       Shares         Amount        Stock            Equity
                                       -------------  ------------  -------------    -------------
Balance at July 1, 1998                   (42,000)    $  (608,808)  $           0    $  34,815,346

Net loss for year ended
   June 30, 1999                                                                       (13,777,589)
Realized loss on investment                                                                 47,000
                                                                                     -------------
Comprehensive loss                                                                     (13,730,589)

Issuance of Class B
   convertible common stock                                         (4,591,540)              4,300

Earned compensation on
   Class B convertible
   common stock                                                         340,200            340,200

Issuance of stock to
   directors and consultants                                                                40,000

Common stock issued in connection
   with exercise of
   stock options and warrants
   and conversion of CICs                                                                1,584,662

Common stock issued in connection
   with Unique Europa                                                                      439,950

Stock options issued to
   non-employees                                                                           114,042

Purchase of treasury stock                (67,400)       (419,284)                        (419,284)
                                       -----------   -------------  -------------    -------------
Balance at June 30, 1999                 (109,400)   $ (1,028,092)  $(4,251,340)     $  23,188,627
                                       ===========   ============   ============     =============

See notes to consolidated financial statements.

                            (Continued on next page.)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)

                         Three years ended June 30, 2001

                                   (CONTINUED)

                                     Class A and Class B
                                     Convertible
                                     Common Stock             Common Stock
                                     -----------------------  -----------------------                Accumulated
                                     Number                   Number                   Additional    Other
                                     Of                       of                       Paid-In       Comprehensive   Accumulated
                                     Shares       Amount      Shares       Amount      Capital       Income          Deficit
                                     -----------  ----------  ----------   ----------  ------------  -------------   --------------

Balance at July 1, 1999                649,913    $   6,499   12,841,270   $  128,413  $233,861,099  $           0   $(205,527,952)

Net loss for year ended
   June 30, 2000                                                                                                       (16,656,128)
Unrealized gain on
   investments                                                                                              50,783

Comprehensive loss

Earned compensation on
   Class B convertible
   common stock

Issuance of stock to directors
   and consultants                                                 3,542           35        34,942

Common stock issued in connection
   with exercise of
   stock options and warrants
   and conversion of CICs                                        965,434        9,654    11,529,526

Stock options issued to
     non-employees                                                                          146,000
Purchase of treasury stock
Warrants sold to GE Plastics                                                                400,000

Treasury stock sold to
   Texaco

Common stock sold to
   Texaco                                                      3,588,400       35,884    65,570,745
Stock issued to Canon                                            700,000        7,000    12,751,000
                                     ---------   ----------   ----------   ----------  ------------  -------------   --------------
Balance at June 30, 2000               649,913   $    6,499   18,098,646   $  180,986  $324,293,312  $      50,783   $(222,184,080)
                                     =========   ==========   ==========   ==========  ============  =============   ==============
                                                               Unearned
                                                               Compensation
                                  Treasury Stock               on
                                  ------------------------     Class B
                                  Number                       Convertible      Total
                                  of                           Common           Stockholders'
                                  Shares         Amount        Stock            Equity
                                  -------------  ------------  -------------    -------------

Balance at July 1, 1999               (109,400)  $(1,028,092)  $ (4,251,340)    $  23,188,627

Net loss for year ended
   June 30, 2000                                                                 (16,656,128)
Unrealized gain on
   investments                                                                        50,783
                                                                                -------------
Comprehensive loss                                                               (16,605,345)

Earned compensation on
   Class B convertible
   common stock                                                      680,400          680,400

Issuance of stock to directors
   and consultants                                                                     34,977

Common stock issued in connection
   with exercise of
   stock options and warrants
   and conversion of CICs                                                          11,539,180

Stock options issued to
     non-employees                                                                    146,000
Purchase of treasury stock             (45,000)     (735,679)                        (735,679)
Warrants sold to GE Plastics                                                          400,000

Treasury stock sold to
   Texaco                               154,400     1,763,771                       1,763,771

Common stock sold to
   Texaco                                                                          65,606,629
Stock issued to Canon                                                              12,758,000
                                  -------------  ------------  -------------    -------------
Balance at June 30, 2000                      0  $          0  $ (3,570,940)    $  98,776,560
                                  =============  ============  =============    =============

See notes to consolidated financial statements.

                            (Continued on next page.)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)

                         Three years ended June 30, 2001

                                   (CONTINUED)

                                     Class A and Class B
                                     Convertible
                                     Common Stock             Common Stock
                                     -----------------------  -----------------------                Accumulated
                                     Number                   Number                   Additional    Other
                                     Of                       of                       Paid-In       Comprehensive   Accumulated
                                     Shares       Amount      Shares       Amount      Capital       Income          Deficit
                                     -----------  ----------  ----------   ----------  ------------  -------------   --------------

Balance at July 1, 2000                649,913    $   6,499   18,098,646   $  180,986  $324,293,312  $      50,783   $(222,184,080)

Net loss for year ended
   June 30, 2001                                                                                                        (5,121,838)
Unrealized gain on investments                                                                             830,559

Comprehensive loss

Earned compensation on
   Class B stock

Issuance of stock to directors
   and consultants                                                 2,000           20        40,636

Common stock issued in connection
   with exercise of
   stock options and warrants                                    766,905        7,669     9,970,428

Stock options issued to non-
   employees                                                                                111,671
Common stock sold to Texaco                                      185,475        1,855     5,442,751
                                       -------    ---------   ----------   ----------  ------------  -------------   --------------
Balance at June 30, 2001               649,913    $   6,499   19,053,026   $  190,530  $339,858,798  $     881,342   $(227,305,918)
                                       =======     ========   ==========   ==========  ============  =============   ==============

                                                Unearned
                                                Compensation
                                                on
                                                Class B
                                                Convertible      Total
                                                Common           Stockholders'
                                                Stock            Equity
                                                -------------    -------------

Balance at July 1, 2000                         $(3,570,940)    $98,776,560

Net loss for year ended
   June 30, 2001                                                 (5,121,838)
Unrealized gain on investments                                      830,559
                                                               ------------
Comprehensive loss                                               (4,291,279)

Earned compensation on
   Class B stock                                     680,400        680,400

Issuance of stock to directors
   and consultants                                                   40,656

Common stock issued in connection
   with exercise of
   stock options and warrants                                     9,978,097

Stock options issued to non-
   employees                                                        111,671
Common stock sold to Texaco                                       5,444,606
                                                ------------   ------------
Balance at June 30, 2001                        $(2,890,540)   $110,740,711
                                                ============   ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended June 30,
                                                                        -----------------------------------------------
                                                                              2001            2000           1999
                                                                        --------------- --------------- ---------------
OPERATING ACTIVITIES:
    Net loss                                                            $   (5,121,838)  $ (16,656,128)  $ (13,777,589)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                         2,301,798       2,194,989       1,974,726
       Equity loss in joint ventures                                         1,996,689       2,462,978       3,659,503
       Profit deferred on sales to Bekaert ECD Solar Systems                 1,564,777         209,395              -
       Gain on sale of Ovonic Battery stock                                         -               -       (1,970,000)
       Creditable royalties                                                   (120,179)         56,564         (52,017)
       Options issued to executive for services rendered                            -          113,250         453,000
       Stock issued for services rendered                                      832,727         861,377         494,242
       Loss on Unique Mobility stock                                                -               -          212,541
       Loss on sale of equipment                                                61,228           5,051              -
       Amortization of deferred gain                                          (390,744)       (441,060)       (441,014)
       Amortization of negative goodwill                                      (466,433)       (116,608)             -
       Minority interest                                                    (1,069,518)       (181,911)             -
       Other                                                                        -           62,000              -
Changes in working capital:
       Accounts receivable                                                 (11,636,928)      5,417,811       2,541,141
       Amounts due from related parties                                     (7,110,278)     (7,489,069)       (102,999)
       Inventories                                                            (339,465)        400,364         484,852
       Other assets                                                           (682,675)         22,994         382,435
       Accounts payable and accrued expenses                                12,647,873      (3,378,186)        465,934
       Accounts payable - related parties                                       (7,013)         16,551         (33,735)
       Deferred revenues under business agreements                              61,399      (1,187,756)        (67,995)
       Deferred revenues - related parties                                  (4,030,590)      6,376,644              -
       Deferred tax assets                                                    (864,999)             -               -
                                                                        --------------   -------------   -------------
NET CASH USED IN OPERATIONS                                                (12,374,169)    (11,250,750)     (5,776,975)
                                                                        --------------   -------------   -------------

INVESTING ACTIVITIES:
       Purchases of capital equipment                                       (2,240,193)       (698,328)     (1,321,562)
       Investment in United Solar                                                   -       (1,499,589)     (2,500,000)
       Investment in Bekaert ECD Solar Systems                              (4,523,841)             -               -
       Investment in N.V. Bekaert Europa                                       (43,750)             -               -
       Cash acquired in business combination                                        -        7,080,329              -
       Investment in Innovative Transportation                              (2,409,000)       (400,000)             -
       Purchase of investments                                             (49,067,511)    (44,672,717)             -
       Sales of investments                                                 45,712,907              -               -
       Proceeds from sale of capital equipment                                      50          14,420              -
                                                                        --------------   -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                      (12,571,338)    (40,175,885)     (3,821,562)
                                                                        --------------   -------------   -------------

FINANCING ACTIVITIES:
       Purchase of treasury stock                                                   -         (735,679)       (419,284)
       Principal payments under short-term and long-term
         debt obligations and capitalized lease obligations                 (2,013,814)     (1,518,982)     (1,297,272)
       Proceeds from sale of stock of subsidiary                                    -               -        2,970,000
       Proceeds from sale of stock, including treasury stock,
         to Texaco                                                           5,444,606      67,370,400              -
       Proceeds from sale of stock upon exercise of stock
         options and warrants                                                9,978,097      11,425,930       1,135,964
       Proceeds from issuance of warrants--GE Plastics                              -          400,000              -
       Proceeds from nonrefundable advance royalties                                -               -          500,000
                                                                        --------------   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   13,408,889      76,941,669       2,889,408
                                                                        --------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (11,536,618)     25,515,034      (6,709,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            44,592,017      19,076,983      25,786,112
                                                                        --------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   33,055,399   $  44,592,017   $  19,076,983
                                                                        ==============   =============   =============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended June 30,
                                                                -----------------------------------------------------
                                                                      2001               2000              1999
                                                                ----------------   ----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

Cash paid for interest                                           $       800,911    $       574,386   $       563,613

The Company's noncash investing and
     financing activities were as follows:

     Investments in EV Global/Unique Mobility                                 -                  -            439,950

     Issuance of 700,000 shares of ECD
         common stock to Canon in exchange
         for Canon's interest in United Solar                                 -          12,758,000                -

     Long-term note receivable -
         Bekaert ECD Solar Systems                                       624,615          9,631,495                -

     Long-term note payable - Canon                                     (624,615)        (9,631,495)               -

























See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

         The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. (Honda), Sanoh Industrial Company, Ltd. (Sanoh) and Sanyo Electric Co., Ltd. (Sanyo). The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

         The Company has a number of strategic alliances and has, as of June 30, 2001, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) GM Ovonic LLC (GM Ovonic) (see Note O - Subsequent Events), Ovonic Battery's 40% joint venture with General Motors Corporation (GM) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications (on July 17, 2001 Texaco Energy Systems Inc. (TESI) and Ovonic Battery signed an agreement to continue the business of GM Ovonic, renamed Texaco Ovonic Battery Systems, LLC (Texaco Ovonic Battery Systems), in which GM's interest was converted and restructured so that ECD and TESI each have a 50% interest in the joint venture;
(iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel Cell), a 50%-owned joint venture with TESI to further develop and commercialize Ovonic Regenerative Fuel Cells(TM) technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a 50%-owned joint venture with TESI to further develop Ovonic hydrogen storage technology; (v) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital (Intel) and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (vi) Ovonic Media LLC (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vii) Innovative Transportation Systems AG (Innovative Transportation Systems), a German company owned 30% by ECD. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd. (Sovlux), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europa (Bekaert ECD Europa) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of ECD's ventures.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

         Intellectual property and patents resulting from the Company's investments in its technologies are valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

         The Company's investments in its joint ventures, other than Bekaert ECD Solar Systems, Innovative Transportation Systems and Bekaert ECD Europa, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

         To the extent that the Company has made cash contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

         Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees (other than the lease guarantee in Note M) with respect to liabilities incurred by its joint ventures.

         Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of our ownership percentage.

         Certain items for the years ended June 30, 2000 and 1999 have been reclassified to be consistent with the classification of items in the year ended June 30, 2001.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. SAB 101 was effective for the Company in the quarter ended June 30, 2001. The adoption of SAB 101 had no impact on the earnings or the financial position of the Company.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

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

         The Company entered into foreign currency forward contracts ("forward contracts") on March 30, 2001 for $5,267,000 to hedge the foreign currency exposure on Japanese Yen in anticipation of purchases of machinery related to a machine-building contract. Expected amounts and payment dates for the purchase of the machinery as stated in the purchase orders match the terms within the forward contracts. Thus, the forward contracts have been treated as cash flow hedges under SFAS 133. The payment dates for both the machinery purchases and forward contracts extend from the period April 23, 2001 to May 15, 2002. As of June 30, 2001, the cash flow hedge was 100% effective. The Company believes that it remains probable that the payment dates for the machinery will take place within 60 days of the machinery payment dates.

Cash Equivalents

         Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-Term Investments

         Short-term investments consist of commercial paper, classified as available for sale, maturing in 91 days to 34 months from date of acquisition and are stated at cost, which approximates fair market value.

Investments in EV Global Motors Company (EV Global) and Rare Earth Ovonic-China

         The Company accounts for its investment in EV Global using the cost method of accounting. ECD's interest in EV Global is less than 1%. The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

battery and other technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

Accounts Receivable

                                                                                          June 30,
                                                                            -------------------------------------
                                                                                   2001                2000
                                                                            -----------------   -----------------
Long-term contracts accounted for under percentage
     of completion accounting
         Revenues recognized but unbilled
              Commercial customers                                           $     11,604,014    $        201,397

         Amounts billed to customers
              Commercial customers                                                  1,215,328             638,369
                                                                            -----------------   -----------------
                      Sub-total                                                    12,819,342             839,766

Long-term contracts not accounted for under percentage
     of completion accounting
         Amounts earned which are billed in the
            subsequent month
              U.S. Government                                                         844,720             689,217
              Commercial customers                                                     72,970             154,767
                                                                            -----------------   -----------------
                                                                                      917,690             843,984
         Amounts billed
              U.S. Government                                                       2,545,250             786,585
              Commercial customers                                                     51,020                  -
                                                                            -----------------   -----------------
                                                                                    2,596,270             786,585

         Retainages
              U.S. Government                                                          40,500              74,497
                                                                            -----------------   -----------------
                      Sub-total                                                     3,554,460           1,705,066

Amounts unbilled for other than long-term contracts
              Commercial customers                                                  2,164,631           2,837,375

Amounts billed for other than long-term contracts
              U.S. Government                                                              -                4,687
              Commercial customers                                                    853,661           2,364,272
                                                                            -----------------   -----------------
                      Sub-total                                                       853,661           2,368,959

Allowance for uncollectible accounts                                                 (583,000)           (579,000)
                                                                            -----------------   -----------------
                      TOTAL                                                  $     18,809,094    $      7,172,166
                                                                            =================   =================

         Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at June 30, 2001 and June 30, 2000. Certain U.S. government contracts remain subject to audit. (See Note N - Contingent Liabilities.)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

Amounts Due from Related Parties

                                                                                             June 30,
                                                                               ------------------------------------
                                                                                      2001               2000
                                                                               ----------------    ----------------
Long-term contracts accounted for under percentage
     of completion accounting
        Revenues recognized but unbilled
           Bekaert ECD Solar Systems                                            $     1,229,324     $       393,426

        Amounts billed
           Bekaert ECD Solar Systems                                                  5,637,611             939,854
                                                                               ----------------    ----------------
                  Sub-total                                                           6,866,935           1,333,280

Long-term contracts not accounted for under percentage
     of completion accounting
        Amounts earned which are billed in the
           subsequent month
           Bekaert-ECD Solar Systems                                                    130,000                  -
           Ovonic Media                                                                  16,748                  -
           Texaco Ovonic Battery Systems                                              6,432,859                  -
           Texaco Ovonic Fuel Cell                                                      932,323                  -
           Texaco Ovonic Hydrogen Systems                                               777,441                  -
                                                                               ----------------    ----------------
                  Sub-total                                                           8,289,371                  -

        Amounts billed
           GM Ovonic                                                                    185,830              22,097

        Amounts unbilled for other than long-term contracts
           Bekaert ECD Solar Systems                                                         -            6,728,194
           GM Ovonic                                                                     20,714              13,087
           Ovonyx                                                                        30,875             352,668
                                                                               ----------------    ----------------
                  Sub-total                                                              51,589           7,093,949

        Amounts billed for other than long-term contracts
           Bekaert ECD Solar Systems                                                    396,912                  -
           GM Ovonic                                                                    187,132             315,163
           Ovonyx                                                                        25,863             128,865
                                                                               ----------------    ----------------
                  Sub-total                                                             609,907             444,028
                                                                               ----------------    ----------------

                  TOTAL                                                         $    16,003,632     $     8,893,354
                                                                               ================    ================

Inventories

         Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, electrodes, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

         Inventories for United Solar and Ovonic Battery are as follows:

                                                                  Year Ended June 30,
                                                         -------------------------------------
                                                               2001                2000
                                                         -----------------   -----------------
         Finished products                                   $    109,500        $     37,785
         Work in process                                          809,829             557,732
         Raw materials                                            414,213             398,560
                                                             ------------        ------------
                                                             $  1,333,542        $    994,077
                                                             ============        ============

Property, Plant and Equipment

         All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                                            Years
                                                     -------------------
Buildings and improvements                                 5 to 20
Machinery and other equipment                              3 to 10

Capitalized lease equipment and                            3 to  5
leasehold improvements

         Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to five years. Accumulated amortization on capitalized lease equipment as of June 30, 2001 and June 30, 2000 was $1,834,000 and $2,398,000, respectively.

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

Long-Term Note Receivable

         In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 2004 in connection with the acquisition of Canon's interest in United Solar (see Note E).

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE A - Summary of Accounting Policies (Continued)

Product Development, Patents and Technology

         Product development and research costs are expensed as they are incurred and, as such, the Company's investments in its technologies and patents are recorded at zero in its financial statements, regardless of their values. The technology investments are the bases by which the Company is able to enter into license and joint venture agreements.

         Total direct product development and research costs, a portion of which is included in cost of revenues from product development agreements, were $34,746,000, $20,197,000 and $22,785,000 for the three years ended June 30,
2001, 2000 and 1999, respectively.

Patents

         Patent expenditures are charged directly to expense. Total patent expenditures were $1,853,000, $1,690,000 and $1,355,000 for the three years ended June 30, 2001, 2000 and 1999, respectively. Patent defense expenditures of $1,913,000 in 2001, $59,000 in 2000 and $302,000 in 1999, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense.

Product Sales

         Product sales include photovoltaics, battery electrodes and materials, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. In certain cases, low sales volumes related to negative electrodes combined with high fixed costs result in losses.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement


NOTE A - Summary of Accounting Policies (Continued)

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

Business Agreements

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement


NOTE A - Summary of Accounting Policies (Continued)

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

                    Notes to Consolidated Financial Statement

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements

         The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                                                             Year Ended June 30,
                                                                             -------------------------------------------------------
                                                                                2001*                2000*                  1999
                                                                             -----------          ------------           -----------
Product sales:
      Machine building                                                       $12,961,589          $  1,745,653           $   330,411
      Battery packs                                                              844,895             1,506,715               797,227
      Negative and positive electrodes                                           118,545                19,355               915,781
                                                                             -----------          ------------           -----------
                                                                              13,925,029             3,271,723             2,043,419
Product sales-related parties:
      Photovoltaics                                                            5,975,424             2,212,251                  --
      Machine building                                                         3,972,778                78,391                17,952
      Battery packs                                                              130,000               (13,418)              262,542
      Negative and positive electrodes                                           236,739             1,343,408             2,200,325
                                                                             -----------          ------------           -----------
                                                                              10,314,941             3,620,632             2,480,819
                                                                             -----------          ------------           -----------
Total product sales                                                          $24,239,970          $  6,892,355           $ 4,524,238
                                                                             ===========          ============           ===========

Royalties
      Battery technology                                                     $ 2,846,795          $  3,300,547           $ 2,681,778
      Optical memory                                                              52,161               139,617                53,844
                                                                             -----------          ------------           -----------
                                                                             $ 2,898,956          $  3,440,164           $ 2,735,622
                                                                             ===========          ============           ===========
Revenues from product development agreements:
      Photovoltaics                                                          $ 2,600,216          $  2,185,911           $ 2,927,982
      Battery technology                                                       3,557,618             4,727,639            11,488,080
      Optical memory                                                             603,724             1,029,102             2,472,230
      Hydrogen                                                                   659,954             1,610,632               191,231
      Other                                                                         --                 107,498                46,903
                                                                             -----------          ------------           -----------
                                                                               7,421,512             9,660,782            17,126,426
Revenues from product development
   agreements - related parties
      Battery technology                                                       7,213,698               123,733               114,189
      Optical memory                                                           2,297,977               634,470                    --
      Hydrogen                                                                11,818,301                    --                    --
      Fuel cells                                                               8,830,650                    --                    --
                                                                             -----------          ------------           -----------
                                                                              30,160,626               758,203               114,189
                                                                             -----------          ------------           -----------

Total revenues from product development
   agreements                                                                $37,582,138          $ 10,418,985           $17,240,615
                                                                             ===========          ============           ===========

License and other agreements
      Battery technology                                                     $ 5,300,000          $  3,138,000           $ 4,663,995
      Optical memory                                                                --                    --                  90,000
                                                                             -----------          ------------           -----------
                                                                             $ 5,300,000          $  3,138,000           $ 4,753,995
                                                                             ===========          ============           ===========

------------

* United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

         In the year ended June 30, 2001, the Company entered into license agreements with three Chinese companies (BYD Battery Co., Ltd. ($250,000), SANIK Battery Co., Ltd. ($50,000) and Rare Earth Ovonic ($5,000,000).

         In the year ended June 30, 2000, the Company entered into a new license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery Co., Ltd. for its HEV technology. In addition, Japan Storage Battery Co., Ltd. (Japan Storage), a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $360,000.

         In the year ended June 30, 1999, the Company entered into a patent license agreement with Sanyo. Sanyo has been granted a nonexclusive license under Ovonic Battery patents, which includes the right to sublicense Sanyo affiliates. The license agreement provided for an up-front payment of $4,400,000, which was recognized as license revenue, and payment of advance royalties of $500,000, which was deferred. In addition, ECD and Sanyo also entered into a stock purchase agreement that provided for the purchase by Sanyo of a minority interest in Ovonic Battery. The stock purchase agreement, which provided for payments totaling $2,970,000, also contained terms which required the Company to assist Sanyo in negotiating a cooperative venture agreement with a joint venture of ECD. The Company recognized a $1,970,000 gain relating to the sale of stock of Ovonic Battery in the year ended June 30, 1999 under the terms of the stock purchase agreement and deferred $1,000,000 pending the negotiation of a cooperative venture agreement. In the year ended June 30, 2000, the cooperative venture agreement was completed and the $1,000,000 was recognized as revenues from license and other agreements, as the earnings process related to this aspect of the transaction was completed.

         The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2001, three customers represented 54% of the Company's total revenues (25% Rare Earth Ovonic joint ventures, 17% Texaco Ovonic Hydrogen and 12% Texaco Ovonic Fuel Cell). In the years ended June 30, 2000 and 1999, two customers represented 25% (14% GM Ovonic and 11% GM) and 63% (18% GM Ovonic and 45% GM) of the Company's total revenues, respectively.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

         The following table presents revenues by country based on the location of the customer:

                                                                                        Year Ended June 30,
                                                                   -----------------------------------------------------------------
                                                                       2001                       2000                       1999
                                                                   -----------                -----------                -----------
United States                                                      $44,190,933                $21,243,803                $24,879,683
Mexico                                                               5,975,424                       --                         --
China                                                               18,227,952                       --                         --
Australia                                                                 --                      536,764                       --
Germany                                                                151,125                    698,211                       --
Japan                                                                2,304,348                  5,984,375                  6,701,664
Hong Kong                                                              275,405                     81,519                    783,822
The Netherlands                                                         40,000                    779,336                       --
Other countries                                                        239,306                    655,077                    607,127
                                                                   -----------                -----------                -----------
                                                                   $71,404,493                $29,979,085                $32,972,296
                                                                   ===========                ===========                ===========


NOTE C - Nonrefundable Advance Royalties

         At June 30, 2001 and 2000 the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                                            June 30,
                                                 -------------------------------
                                                    2001                 2000
                                                 ----------           ----------
Battery                                          $1,819,416           $1,913,331
Optical memory                                    1,999,072            2,025,336
                                                 ----------           ----------
                                                 $3,818,488           $3,938,667
                                                 ==========           ==========


         During the years ended June 30, 2001, 2000 and 1999, $120,179, $165,536 and $52,017, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 2000, a nonrefundable advance royalty of $100,000 was received from Japan Storage. During the year ended June 30, 1999, a nonrefundable advance royalty of $500,000 was received from Sanyo. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments

Joint Ventures

United Solar/Bekaert ECD Solar Systems

         Immediately prior to the April 11, 2000 transaction described below, United Solar was owned 49.98% by ECD, 49.98% by Canon, and the remainder by a minority shareholder. United Solar repurchased the shares of the minority shareholder, bringing the ownership of United Solar for both ECD and Canon to 50%.

         On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment in a new manufacturing plant with an annual capacity of 25 megawatts
(MW) that has been designed and is being built by ECD, a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

         This transaction involved the following:

         - Bekaert invested $72,000,000 for 1,372,015 newly issued shares of United Solar stock and its 60% share of Bekaert ECD Solar Systems ($42,000,000 in cash and $30,000,000 in the form of a note, payable on an as-needed basis).

         - Bekaert ECD Solar Systems paid to ECD (1) $12,000,000 in cash (paid at the closing of the transaction) and will pay (2) $12,000,000 (to be paid to ECD no later than January 1, 2004).

         - ECD paid to Canon for all of Canon's shares in United Solar stock (1) $12,000,000 in cash, (2) a note, guaranteed by Bekaert, for $12,000,000 to be paid to Canon no later than January 1, 2004 and (3) 700,000 shares of ECD stock.

         - United Solar invested $28,000,000 for its 40% interest in Bekaert ECD Solar Systems, consisting of (1) $23,056,000 in cash, (2) $5,000,000 in the form of a note, payable on an as-needed basis, but no later than April 11, 2003, and (3) the stock of United Solar de Mexico with a negative book value of $56,000.

         As a result of this transaction, United Solar is owned 81% by ECD and 19% by Bekaert. Bekaert ECD Solar Systems is owned 40% by United Solar and 60% by Bekaert.

         At the closing of this transaction, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 25MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)

         Effective April 11, 2000, ECD has consolidated United Solar in ECD's financial statements. Prior to the transaction, United Solar's fiscal year end was December 31. United Solar's year end has now been changed to June 30 to coincide with ECD's year end.

         ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which includes the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 and the $456,630 balance in ECD-United Solar's joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,265,000) is being amortized over seven years on a straight-line basis.

         The FASB has issued SFAS 142, "Goodwill and Other Intangible Assets." This would require the Company to recognize any unamortized negative goodwill as an extraordinary gain no later than July 1, 2002. The Company does not plan to implement this new standard before that date, but will continue to amortize negative goodwill through June 30, 2002 and will recognize the balance of approximately $2,216,000 as an extraordinary gain at July 1, 2002.

         The fair value of the assets acquired by ECD was:

Cash                                                                                      $  7,080,329
Accounts Receivable                                                                          6,274,337
Inventory                                                                                      805,196
Other                                                                                          182,516
Property, Plant and Equipment (net)                                                          7,425,587
Investment in Bekaert ECD Solar Systems                                                     23,000,000
Other                                                                                          156,200
                                                                                          ------------
           Total Assets                                                                     44,924,165

Accounts Payable                                                                             5,223,086
Current Installments of long-term debt                                                       1,445,703
Long-term notes payable - Canon                                                              2,500,000
Long-term Debt                                                                               6,242,720
                                                                                          ------------
           Total Liabilities                                                                15,411,509
                                                                                          ------------
Net assets acquired                                                                         29,512,656
Less   - Minority interest (19%)                                                            (5,607,405)
       - Write off of fixed assets                                                          (7,425,587)
       - Negative goodwill                                                                  (3,265,034)
                                                                                          ------------
ECD's investment in United Solar                                                          $ 13,214,630
                                                                                          ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


         ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD billed approximately $149,000 and $79,000 in the nine months ended March 31, 2000 and in the year ended 1999, respectively. These amounts are included in other revenues. In addition, in the nine months ended March 31, 2000 and in the year ended 1999, United Solar billed ECD for approximately $359,000 and $437,000, respectively, for work performed in accordance with U.S. Government contracts.

         The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                            BEKAERT ECD SOLAR SYSTEMS
                             STATEMENT OF OPERATIONS

                                                                                   Year Ended
                                                                                 June 30, 2001
                                                                                 -------------
                                                                                  (Unaudited)
     Revenues                                                                    $   8,606,637

     Operating Expenses:
         Cost of Sales                                                              10,435,170
         General and Administrative                                                  4,131,707
                                                                                 -------------
                  Total Expenses                                                    14,566,877
     Other Income                                                                       38,251
                                                                                 -------------
     Net Loss                                                                    $  (5,921,989)
                                                                                 =============


                            BEKAERT ECD SOLAR SYSTEMS
                                  BALANCE SHEET

                                                                                  June 30, 2001
                                                                             -------------------------
                                                                                   (Unaudited)
      Current Assets:
          Cash and Cash Equivalents                                                 $  10,726,490
          Inventory                                                                     7,714,969
          Other Current Assets                                                          5,100,865
                                                                                    -------------
                  Total Current Assets                                                 23,542,324
      Property, Plant and Equipment (Net)                                              26,104,169
      Other Assets                                                                     20,908,387
                                                                                    -------------
                  Total Assets                                                      $  70,554,880
                                                                                    =============

      Current Liabilities:
          Accounts Payable and Accrued Expenses                                     $  14,602,720
          Note Payable-ECD                                                             10,256,110
                                                                                    -------------
                  Total Current Liabilities                                            24,858,830
      Members' Equity                                                                  45,696,050
                                                                                    -------------

                  Total Liabilities and Members' Equity                             $  70,554,880
                                                                                    =============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


         Bekaert ECD Solar Systems was formed on April 11, 2000 and, for the period from April 11, 2000 through June 30, 2000 and for the year ended June 30, 2001, the Company recorded revenues of $2,291,000 and $9,948,000, respectively, from Bekaert ECD Solar Systems.

GM Ovonic

         In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. As of June 30, 2001, General Motors had a 60% interest and Ovonic Battery has a 40% interest in this joint venture. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consists of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

         On July 17, 2001, TESI bought GM's interest in GM Ovonic. TESI will invest approximately $150,000,000 to the venture, renamed Texaco Ovonic Battery Systems LLC (Texaco Ovonic Battery) and Ovonic Battery will contribute additional technology. Texaco Ovonic Battery Systems will be owned 50% by Ovonic Battery and 50% by TESI. (See Note O - Subsequent Events.)

         During the years ended June 30, 2001, 2000 and 1999, the Company had revenues of $2,127,000, $4,233,000 and $5,924,000, respectively, related to sales of products to GM Ovonic and revenues for services performed for GM Ovonic.

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

         ECD recorded revenues from Ovonyx of $382,000 and $2,686,000 for the years ended June 30, 2001 and 2000, respectively, representing services performed for its operations which commenced on January 15, 1999. ECD has received payment of $3,022,000 for these services as of June 30, 2001, and the remaining balance is included in accounts receivable.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


Texaco Ovonic Fuel Cell

         In September 2000, ECD and TESI, a wholly owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic Regenerative Fuel Cells(TM) technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

         The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell that are derived from Texaco Ovonic Fuel Cell's financial statements.

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                             STATEMENT OF OPERATIONS

                                                                           From Date of Inception
                                                                            (September 21, 2000)
                                                                           Through June 30, 2001
                                                                           ---------------------
                                                                                (Unaudited)
Revenues
   Dividend Income                                                               $      24,940

Expenses:
   Product Development - Paid or Payable to ECD                                      7,205,892
   Product Development - Paid or Payable to Texaco                                     456,892
   Depreciation Expense                                                                 55,129
                                                                                 -------------
       Total Expenses                                                                7,717,913
                                                                                 -------------

Net Loss                                                                         $  (7,692,973)
                                                                                 =============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                  BALANCE SHEET

                                                                                  June 30, 2001
                                                                             -------------------------
                                                                                   (Unaudited)
     Current Assets:
         Cash                                                                     $         9,599
         Investments                                                                      121,452
                                                                                  ---------------
              Total Current Assets                                                        131,051
     Fixed Assets:
         Leasehold Improvements                                                           674,797
         Machinery and Other Equipment                                                    711,621
         Construction in Progress                                                         238,394
                                                                                  ---------------
              Total Fixed Assets                                                        1,624,812
     Less Accumulated Depreciation and Amortization                                       (55,129)
                                                                                  ---------------
              Net Fixed Assets                                                          1,569,683
                                                                                  ---------------
                  Total Assets                                                    $     1,700,734
                                                                                  ===============

     Current Liabilities:
         Amount Due ECD                                                           $       932,323
         Amount Due Texaco                                                                311,384
                                                                                  ---------------
              Total Current Liabilities                                                 1,243,707

     Members' Equity:
         Capital Contributions                                                          8,150,000
         Cumulative Deficit                                                            (7,692,973)
                                                                                  ---------------
              Total Members' Equity                                                       457,027

                  Total Liabilities and Members' Equity                           $     1,700,734
                                                                                  ===============

         During the year ended June 30, 2001, the Company recorded revenues of $8,831,000 for services provided to this joint venture.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


         The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from Texaco Ovonic Hydrogen Systems' financial statements.

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                             STATEMENT OF OPERATIONS

                                                                           From Date of Inception
                                                                             (October 31, 2000)
                                                                           Through June 30, 2001
                                                                           ---------------------
                                                                                (Unaudited)
Revenues
    Dividend Income                                                            $        27,520

Expenses:
    Product Development - Paid or Payable to ECD                                     9,922,335
    Product Development - Paid or Payable to Texaco                                    596,310
    Depreciation Expense                                                                69,095
                                                                               ---------------
        Total Expenses                                                              10,587,740
                                                                               ---------------

Net Loss                                                                       $   (10,560,220)
                                                                               ===============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                  BALANCE SHEET

                                                                                  June 30, 2001
                                                                             -------------------------
                                                                                   (Unaudited)
     Current Assets:
         Cash                                                                     $         1,001
         Investments                                                                      150,411
                                                                                  ---------------
              Total Current Assets                                                        151,412
     Fixed Assets:
         Leasehold Improvements                                                           900,329
         Machinery and Other Equipment                                                    597,071
         Construction in Progress                                                         398,590
                                                                                  ---------------
              Total Fixed Assets                                                        1,895,990
     Less Accumulated Depreciation and Amortization                                       (69,095)
                                                                                  ---------------
              Net Fixed Assets                                                          1,826,895
                                                                                  ---------------
                  Total Assets                                                    $     1,978,307
                                                                                  ===============

     Current Liabilities:
         Amount Due ECD                                                           $       777,441
         Amount Due Texaco                                                                434,086
                                                                                  ---------------
              Total Current Liabilities                                                 1,211,527

     Members' Equity:
         Capital Contributions                                                         11,327,000
         Cumulative Deficit                                                           (10,560,220)
                                                                                  ---------------
              Total Members' Equity                                                       766,780

                  Total Liabilities and Members' Equity                           $     1,978,307
                                                                                  ===============


         During the year ended June 30, 2001, the Company recorded revenues of $11,818,000 for services provided to this joint venture.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)

$1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its investment in Innovative Transportation Systems.

         Innovative Transportation Systems is in its formative stage and there are no financial statements currently available.

Investment in EV Global and Rare Earth Ovonic

         In February 1998, the Company and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement (Agreement) which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global common stock and 129,241 shares of Unique Mobility Inc. (Unique Mobility) common stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD common stock. ECD's interest in EV Global is less than 1%.

         During the year ended June 30, 2000, ECD signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advance Ovonic nickel hydroxide materials and production equipment for NiMH batteries. As of June 30, 2001, three of the contemplated five joint ventures have been started. ECD's subsidiary, Ovonic Battery, will contribute technology for its 19% interest in each of these joint ventures.

Ovonic Media

         In March 2000, ECD and GE formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and will contribute other assets in the form of tangible personal property to the joint venture. GE will make cash and other contributions to the joint venture.

         For the years ended June 30, 2001 and 2000, the Company had revenues of $2,298,000 and $634,000, respectively, from Ovonic Media for providing services.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


         The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                                  OVONIC MEDIA
                             STATEMENT OF OPERATIONS


                                                                                    Year Ended
                                                                                   June 30, 2001
                                                                                   -------------
                                                                                    (Unaudited)
         Revenues                                                                  $        --

         Operating Expenses:
              Product Development                                                      1,569,310
              General and Administrative                                                 403,288
                                                                                   -------------
                  Total Expenses                                                       1,972,598
                                                                                   -------------
         Loss From Operations                                                         (1,972,598)
              Interest Expense                                                            (6,584)
                                                                                   -------------
         Net Loss                                                                  $  (1,979,182)
                                                                                   =============


                                  OVONIC MEDIA
                                  BALANCE SHEET

                                                                                  June 30, 2001
                                                                             -------------------------
                                                                                   (Unaudited)
      Current Assets:
          Property, Plant and Equipment (Net)                                      $     569,579
                                                                                   -------------
                  Total Assets                                                     $     569,579
                                                                                   =============

      Current Liabilities:
          Accounts Payable to ECD                                                  $      17,341
                                                                                   -------------
                  Total Liabilities                                                       17,341

      Members' Equity:
          Capital Contributions                                                        3,080,584
          Accumulated Deficit                                                         (2,528,346)
                                                                                   -------------
                  Total Members' Equity                                                  552,238
                                                                                   -------------

                  Total Liabilities and Members' Equity                            $     569,579
                                                                                   =============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE D - Joint Ventures and Investments (Continued)


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

NOTE E - Long-Term Liabilities and Line of Credit

         A summary of the Company's long-term liabilities is as follows:


                                                                        June 30,
                                                            ------------------------------
                                                                2001               2000
                                                            -----------        -----------
Capitalized leases - Finova
       (with interest rates of approximately 12%)           $ 1,335,301        $ 2,552,643
Capitalized leases - Fuji
       (interest rate of 6.93%)                               6,500,000          7,458,879
Note Payable - Canon (discount rate of 6.3%)                 10,256,110          9,631,495
Note Payable - Canon (interest rate of 6.21%)                 2,500,000          2,500,000
Other capitalized leases                                         15,295             39,375
Other                                                           263,487             77,000
                                                            -----------        -----------
           Total                                             20,870,193         22,259,392
Less amounts included in current liabilities                  2,716,072          2,200,039
                                                            -----------        -----------
           Total Long-Term Liabilities                      $18,154,121        $20,059,353
                                                            ===========        ===========


Capitalized Leases

         In April 1998, the Company entered into a $6,000,000 capital lease transaction with Finova Capital Corporation, which has two components. One component, which has been fully utilized, provided $2,000,000 to refinance existing leased equipment (resulting in $1,200,000

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE E - Long-Term Liabilities and Line of Credit (Continued)

net cash to the Company) and has a three-year term at the expiration of which the Company will be required to purchase the equipment for 10% of the original cost. On April 25, 2001, the Company purchased the equipment under this lease for a total cost of $204,000. The second component provided for up to $4,000,000 of financing through December 31, 1998 for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost. At June 30, 1998, the Company had entered into sale-and-leaseback arrangements of $3,137,000 in connection with the second component. The unused portion of the second component has expired.

         The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

         The Company is obligated under a capital lease with Fuji Bank for certain machinery and equipment. Under the terms of the agreement, United Solar has made 43 monthly payments of $120,475 from the period November 21, 1997 to June 21, 2001, and will make 42 monthly payments of $174,733 from the period July 21, 2001 until the lease termination date of December 21, 2004, at which time United Solar can repurchase the assets for the nominal value of $1.00. The lease is guaranteed by Canon and, as a result, Canon has a lien on United Solar's assets.

Notes Payable and Other Long-Term Liabilities

         In connection with the acquisition of Canon's interest in United Solar, ECD issued a noninterest-bearing note payable to Canon for $12,000,000 due no later than January 2004. This note payable was recorded on April 11, 2000, by ECD at a value of $9,500,000 (at a discount rate of 6.3%). (See Note A - Long-Term Note Receivable.)

         United Solar entered into a term loan with Canon in the amount of $2,500,000. Interest accrues at a rate of 6.21% per annum and the loan plus accrued interest is payable in full on January 17, 2003. At the Company's option, certain additional rights can be given to Canon under a license currently in effect in lieu of a cash payment.

Other

         The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2001, 2000 and 1999 was approximately $1,941,000, $765,000, and $699,000, respectively.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE E - Long Term Liabilities and Line of Credit (Continued)

         Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2001 are as follows:

                                                       Long-Term Note
                                                       Payable and
                                                       Other Long-Term
                                                       Liabilities            Capital Leases     Operating Leases
                                                       -----------------      --------------     ----------------
2002                                                   $            --        $    2,882,605     $      2,372,083
2003                                                           2,500,000           2,810,723            2,200,928
2004                                                          12,000,000           2,096,795            2,165,533
2005                                                                --             1,048,397            1,549,498
2006                                                                --                  --              1,211,972
Thereafter                                                       263,487                --              3,467,838
                                                       -----------------      --------------     ----------------
     TOTAL                                                    14,763,487           8,838,520     $     12,967,852
                                                                                                 ================
     Less interest & taxes included above                      1,743,890             987,924
                                                       -----------------      --------------
     Present value of minimum payments                 $      13,019,597      $    7,850,596
                                                       =================      ==============

Line of Credit

         In April 2001, the Company entered into a two-year financing agreement with Standard Federal Bank for a line of credit of up to $3,000,000. This financing bears an interest rate of prime, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth. The Company has not borrowed under this financing agreement.

NOTE F - Capital Stock

         The voting rights of ECD's three classes of stock are as follows:

              - Class A Convertible Common Stock - 25 votes per share
              - Class B Convertible Common Stock - one vote per share
              - Common Stock - one vote per share

         The Class A Convertible Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005 and is convertible at the option of the holder any time prior to that date.

         As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, president and CEO of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE F - Capital Stock (Continued)

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

         As part of an Executive Employment Agreement between ECD and Mr. Robert
C. Stempel, chairman and executive director of ECD, dated January 15, 1999 (the "Employment Agreement"), ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD common stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between the Company and Mr. Stempel states that the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. The Company is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of $680,400 in each of the years ended June 30, 2001 and 2000 in connection with this transaction. Following stockholder approval on March 25, 1999 authorizing 430,000 shares of a new class B Common Stock (Class B Common Stock), par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock. After the conversion of the Class A Common Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

         The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

         During the years ended June 30, 2001, 2000 and 1999, ECD issued 2,000, 3,542 and 5,000 shares of restricted common stock, respectively, as compensation to employees, consultants, contractors and directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2001, 2000 and 1999 of $40,000, $35,000 and
$40,000, respectively, relating to these restricted shares of Common Stock.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock

         The Company has Common Stock reserved for issuance as follows:

                                                                                         Number of Shares
                                                                                ----------------------------------
                                                                                June 30, 2001        June 30, 2000
                                                                                -------------        -------------
Conversion of Class A Convertible Common Stock                                        219,913              219,913
Conversion of Class B Convertible Common Stock                                        430,000              430,000
Stock options                                                                       5,221,302            2,587,247
1999 Private Placement Warrants                                                           --               120,000
Warrants issued in connection with public offering of units                         1,720,535            1,750,000
Warrants issued in connection with services rendered                                   70,000              285,000
Warrants issued to General Electric                                                   400,000              400,000
Convertible Investment Certificates                                                     5,600                5,745
                                                                                -------------        -------------
      TOTAL RESERVED SHARES                                                         8,067,350            5,797,905
                                                                                =============        =============

Stock Option Plans

         The Company's 1976 Amended and Restated Stock Option Plan (the "Amended Plan") which expired in November 1996, the 1987 Stock Option and Incentive Plan (1987 Stock Option Plan), which expired in December 1997, the 1995 Non-Qualified Stock Option Plan (1995 Stock Option Plan) and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. All four stock option plans are administered by the Compensation Committee.

         Options under the Amended Plan and the 1987 Stock Option Plan expire six years from the date of grant. Options under the 1995 and the 2000 Stock Option plans expire no later than 10 years from the date of grant. Stock options under the 1995 stock option plan may not be exercised during the first six months of the grant. Thereafter, options may be exercised cumulatively each year, starting at the end of six months after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. Stock options under the 2000 Stock Option Plan may not be exercised during the first year of the grant. Therefore, options may be exercised cumulatively each year, starting at the end of the first year after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. The exercise price of all options granted has been equal to the fair market value of the Common Stock at the time of grant.

         The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the optionholders against dilution.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

         A summary of the transactions during the years ended June 30, 2001, 2000 and 1999 with respect to the Company's Amended Plan, 1987 Stock Option Plan, 1995 Stock Option Plan and 2000 Stock Option Plan follows:

                                               2001                             2000                             1999
                                    ---------------------------      ---------------------------      ---------------------------
                                                       Weighted                         Weighted                         Weighted
                                                        Average                          Average                          Average
                                                       Exercise                         Exercise                         Exercise
                                    Shares                Price      Shares                Price      Shares                Price
                                    ---------------------------      ---------------------------      ---------------------------
Outstanding July 1                  1,453,865         $   13.50      2,254,693         $   13.17      2,269,413         $   12.97
Granted                             1,334,400         $   22.66          5,000         $   19.00        185,000         $   10.19
Exercised                             341,345         $   13.43        798,468         $   12.59        161,482         $    7.01
Cancelled                               2,375         $   23.51          7,360         $   13.61         38,238         $   12.93
                                    ---------         ---------      ---------         ---------      ---------         ---------
Outstanding June 30                 2,444,545         $   18.50      1,453,865         $   13.50      2,254,693         $   13.17
                                    =========         =========      =========         =========      =========         =========
Exercisable June 30                 1,058,820         $   13.72      1,339,065         $   13.75      2,060,993         $   13.44
                                    =========         =========      =========         =========      =========         =========

         The following table summarizes information about stock options outstanding at June 30, 2001:

                                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               --------------------------------------------------       ------------------------------
                                                       Weighted         Weighted                              Weighted
                                     Number             Average          Average            Number             Average
Range of                          Outstanding          Remaining        Exercise         Exercisable          Exercise
Exercise Prices                  As of 6/30/01     Contractual Life       Price         As of 6/30/01          Price
---------------                  -------------     ----------------     --------        -------------        ---------
$10.1880 - $10.5000                  104,900            7.58            $10.2118               50,000         $10.2379
$11.8750 - $15.1250                  696,225            3.81            $12.1583              696,225         $12.1583
$15.5000 - $20.1250                  286,995            4.31            $17.2431              283,995         $17.2246
$22.6250 - $27.0400                1,356,425            9.61            $22.6643               28,600         $23.1731
                                   ---------            ----            --------          -----------         --------
                                   2,444,545            7.25            $18.5013            1,058,820         $13.7240


         In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were cancelled and new stock options, covering 150,000 (adjusted to 356,969 as of June 30, 2001) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 228,563 as of June 30, 2001) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of all the outstanding stock options is $14.14 per share. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and (ii) thereafter, the fair market value of any additional shares as adjusted for the antidilution provisions, determined quarterly.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)


         The number of stock options granted to Mr. and Dr. Ovshinsky is adjusted pursuant to the antidilution provisions of the stock option plans. For the three years ended June 30, 2001, 2000 and 1999, Mr. Ovshinsky was granted stock options to purchase 18,239, 106,611 and 4,084 shares of ECD Common Stock, respectively. For the three years ended June 30, 2001, 2000 and 1999, Dr. Ovshinsky was granted stock options to purchase 12,160, 71,074 and 2,723 shares of ECD Common Stock, respectively. The weighted average exercise price of the options granted to Mr. and Dr. Ovshinsky during the three years ended June 30, 2001, 2000 and 1999 was $30.53, $18.80 and $9.22 per share, respectively.

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

         The Company continues to apply APB 25 to its stock-based compensation awards to employees. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share for the years ended June 30, 2001, 2000 and 1999 would have been increased by approximately $4,018,000, $2,133,000 and $1,972,000 and $.21, $.15 and $.15 per share, respectively. The fair value of the options granted during 2001, 2000 and 1999 is estimated as $19,078,000, $1,849,000 and $2,139,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                            2001             2000            1999
                                                         ----------       ----------      ----------
Dividend Yield                                                   0%               0%              0%
Volatility   %                                               82.84%           77.96%          70.27%
Risk Free Interest Rate                                       4.48%            6.19%           4.87%
Expected Life                                            5.10 years       4.31 years      4.08 years


Warrants

         As of June 30, 2001, ECD had outstanding warrants for the purchase of 1,720,535 shares of Common Stock in connection with its 1998 limited public offering of units. These warrants, which traded on the NASDAQ National Market under the symbol ENERW, were exercisable at $20.54 at any time on or prior to July 31, 2001, the expiration date of the warrants. ECD also had outstanding warrants for the purchase of 70,000 shares of ECD Common Stock. These warrants were issued pursuant to the Placement Agents' Warrant Agreement in connection with the 1998 limited public offering. The warrants had the same terms and provisions as the warrants described above. The majority of such warrants were

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)


exercised for ECD Common Stock. Proceeds to ECD from the warrant exercises were approximately $36,000,000. (See Note O - Subsequent Events.)

         As of June 30, 2001, ECD also had outstanding warrants for the purchase of 400,000 shares of Common Stock granted to General Electric pursuant to a Common Stock Warrant between General Electric and ECD entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

Other Rights to Purchase Stock

         Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67,400,000. As part of this Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

         So long as Texaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to Texaco, Texaco has the right to purchase additional ECD Stock in order for Texaco to maintain its same proportionate interest in ECD Stock as Texaco held prior to the issuance of the additional ECD Stock. If Texaco elects to purchase ECD Common Stock, the purchase price shall be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which Texaco is entitled to purchase.
(See Note O - Subsequent Events.)

         If Texaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, Texaco's right to purchase such additional ECD Stock, which are the subject of the Rights Notice, shall terminate.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE H - Net Loss Per Share

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

                                                        2001                     2000                    1999
                                                    ------------             ------------             ------------
Weighted average number of
      shares outstanding                              19,348,954               14,327,869               13,019,657

Net loss                                            $ (5,121,838)            $(16,656,128)            $(13,777,589)

BASIC NET LOSS PER SHARE                            $       (.26)            $      (1.16)            $      (1.06)
                                                    ============             ============             ============

Weighted average number of
      shares outstanding                              19,348,954               14,327,869               13,019,657

Weighted average shares for
      dilutive securities                                    -0-                      -0-                      -0-
                                                    ------------             ------------             ------------

Average number of shares outstanding
      And potential dilutive shares                   19,348,954               14,327,869               13,019,657

Net loss                                            $ (5,121,838)            $(16,656,128)            $(13,777,589)

DILUTED NET LOSS PER SHARE                          $       (.26)            $      (1.16)            $      (1.06)
                                                    ============             ============             ============


         Due to the Company's net losses, the 2001, 2000 and 1999 weighted average shares of potential dilutive securities of 1,872,516, 721,513 and 101,898, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 0, 332,817 and 3,840,852, respectively, were excluded from the 2001, 2000 and 1999 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE I - Federal Taxes on Income

         At June 30, 2001 and 2000, the Company has approximately $73,100,000 and $70,704,000, respectively, of net deferred tax assets, consisting primarily of $50,950,000 and $70,190,000, respectively, due to net operating loss carryforwards, and $487,000 and $514,000, respectively, due to tax credit carryforwards and at June 30, 2001, $20,798,000 in temporary differences, including $18,360,000 due to a basis difference in the Company's investments in the Texaco Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems joint ventures. However, a valuation reserve of $72,235,000 is required due to the Company's operating

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE I - Federal Taxes on Income (Continued)

history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

         The benefit in 2001 associated with the net deferred tax asset offsets the current provision of $865,000, which represents the Alternative Minimum Tax payable in the current year.

         The Company's valuation reserve was increased by $1,531,000 in 2001, $27,388,000 in 2000 and $381,000 in 1999 for the impact of the 2001, 2000 and
1999 net operating losses, temporary differences and the expiration of tax carryforwards. The increase in 2001 is mainly the result of ECD's net operating losses. The Company's utilization of United Solar's net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue code.

         At June 30, 2001, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:


                                     Net Tax Operating              R&D Credit
                                     Loss Carryforward             Carryforward
                                     -----------------             ------------
                   2003                $  13,938,000               $    --
                   2004                    4,245,000                    --
                   2005                    5,307,000                    --
                   2006                   14,651,000                    --
                   2007                   10,548,000                 276,000
                   2008                    9,302,000                  41,000
                   2009                   11,923,000                  30,000
                   2010                    9,313,000                  15,000
                   2011                    6,854,000                  40,000
                   2012                   26,121,000                  14,000
                   2013                   12,447,000                  29,000
                   2014                    7,219,000                  42,000
                   2015                         --                      --
                   2016                         --                      --
                   2017                         --                      --
                   2018                    6,825,000                    --
                   2019                      993,000                    --
                   2020                   10,170,000                    --
                   2021                         --                      --
                                       -------------               ---------
                                       $ 149,856,000               $ 487,000
                                       =============               =========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE J - Related Party Transactions

         For the three years ended June 30, 2001, 2000 and 1999, ECD incurred expenses of $45,656, $470,824 and $63,331, respectively, for services rendered by its directors.

         For related party transactions involving United Solar, Bekaert ECD Solar Systems, Ovonic Media, Ovonyx, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems, Texaco Ovonic Battery Systems, GM Ovonic and Sovlux see Note D.

NOTE K - Business Segments

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

         The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                                 (in thousands)

                                                                                                        Consolidating
                                                          ECD        Ovonic Battery    United Solar        Entries      Consolidated
                                                       --------      --------------    ------------     -------------   ------------
Revenues
    Year ended June 30, 2001                           $ 48,218         $ 34,374         $ 7,674          $(18,862)       $ 71,404
    Year ended June 30, 2000                             11,213           16,365           3,763*           (1,362)         29,979
    Year ended June 30, 1999                              7,285           25,687            --                --            32,972

Interest Income
    Year ended June 30, 2001                           $  5,816         $   --           $    48          $   --          $  5,864
    Year ended June 30, 2000                              1,526             --                50*             --             1,576
    Year ended June 30, 1999                              1,187             --              --                --             1,187

Interest Expense**
    Year ended June 30, 2001                           $     12         $    220         $   569          $   --          $    801
    Year ended June 30, 2000                                 15              385             174*             --               574
    Year ended June 30, 1999                                 39              525            --                --               564

Operating Income (Loss)
    Year ended June 30, 2001                           $   (285)        $ (7,627)        $(2,742)         $    587        $(10,067)
    Year ended June 30, 2000                             (5,199)         (10,583)           (497)*             344         (15,935)
    Year ended June 30, 1999                             (6,407)          (6,587)           --                --           (12,994)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE K - Business Segments (Continued)

                                                                                                        Consolidating
                                                          ECD        Ovonic Battery    United Solar        Entries      Consolidated
                                                       --------      --------------    ------------     -------------   ------------
Equity in Net Loss of Investees
  Under Equity Method
    Year ended June 30, 2001                           $    (49)        $  --           $ (2,434)         $    486        $  (1,997)
    Year ended June 30, 2000                             (2,067)           --               (396)*            --             (2,463)
    Year ended June 30, 1999                             (3,660)           --               --                --             (3,660)

Depreciation Expense
    Year ended June 30, 2001                           $    825         $ 1,442         $  1,720          $ (1,685)       $   2,302
    Year ended June 30, 2000                                708           1,486              424*             (424)           2,194
    Year ended June 30, 1999                                728           1,247             --                --              1,975

Capital Expenditures
    Year ended June 30, 2001                           $  1,349         $   106         $    786          $   --          $   2,241
    Year ended June 30, 2000                                265             335               98*             --                698
    Year ended June 30, 1999                                522             800             --                --              1,322

Investments in Equity
  Method Investees
    Year ended June 30, 2001                           $   --           $  --           $ 23,450          $   --          $  23,450
    Year ended June 30, 2000                               --              --             22,395              --             22,395
    Year ended June 30, 1999                           $    956            --               --                --                956

Identifiable Assets
    Year ended June 30, 2001                           $127,462         $27,106         $ 38,909          $(27,372)       $ 166,105
    Year ended June 30, 2000                            121,225           8,930           41,763           (23,012)         148,906
    Year ended June 30, 1999                             26,796          13,012             --                --             39,808

----------

 * For the period from April 11, 2000 to June 30, 2000.

** Excludes intercompany interest.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement

NOTE L - Quarterly Financial Data (Unaudited)

                                                 First            Second             Third            Fourth              Total
                                                Quarter           Quarter           Quarter           Quarter              Year
                                                -------           -------           -------           -------              ----
Year Ended June 30, 2001
  Revenues                                    $ 10,134,110      $ 15,087,880      $ 17,722,191      $ 28,460,312*      $ 71,404,493
  Operating income (loss)                     $ (3,092,695)     $ (2,038,710)     $ (4,980,438)     $     44,950       $(10,066,893)
  Net income (loss)                           $ (1,744,964)     $   (716,168)     $ (4,271,569)     $  1,610,863       $ (5,121,838)
  Basic earnings per share                    $       (.09)     $       (.04)     $       (.22)     $        .09       $       (.26)
  Diluted earnings per share                  $       (.09)     $       (.04)     $       (.22)     $        .07       $       (.26)

Year Ended June 30, 2000
  Revenues                                    $  7,580,072      $  6,769,919      $  7,477,421      $  8,151,673       $ 29,979,085
  Operating loss                              $ (3,433,841)     $ (3,751,302)     $ (3,067,979)     $ (5,681,986)      $(15,935,108)
  Net loss                                    $ (3,745,140)     $ (4,290,456)     $ (3,314,768)     $ (5,305,764)      $(16,656,128)
  Basic earnings per share                    $       (.28)     $       (.32)     $       (.24)     $       (.32)      $      (1.16)
  Diluted earnings per share                  $       (.28)     $       (.32)     $       (.24)     $       (.32)      $      (1.16)

-------------------

* Includes $3,900,000 related to work performed and expensed in the second and third quarters by Ovonic Battery for Texaco Ovonic Battery Systems that subsequently became billable upon the formation of Texaco Ovonic Battery Systems.

NOTE M - Commitments

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

NOTE N - Contingent Liabilities

         The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA is in process of auditing the Company's indirect rates, including its methodology of computing these rates, for the year ended June 30, 1999. In its draft report, DCAA has questioned the allowability of and the allocability of certain costs. In addition, DCAA has stated that there could be penalties imposed. The Company is, together with its government consultants, in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. It is not possible to estimate the effect of the resolution of all of the issues, but management believes the range of additional costs to be from $0 to $2,200,000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statement


NOTE O - Subsequent Events

         Texaco Ovonic Battery Systems - On July 17, 2001, TESI and Ovonic Battery signed an agreement to continue the previous business of GM Ovonic. GM Ovonic was renamed Texaco Ovonic Battery Systems and GM's previous investment (40%) in GM Ovonic was converted and restructured with Ovonic Battery and TESI each having a 50% interest in this joint venture. In connection with this agreement, Ovonic Battery recognized revenues of $6,433,000, representing costs to be reimbursed to Ovonic Battery for work performed through June 30, 2001, for Texaco Ovonic Battery Systems.

         Warrants - On August 1, 2001, ECD announced that it had received approximately $36,000,000 from the exercise of warrants for the purchase of approximately 1,750,000 shares. These warrants had been issued in May 1998 in connection with a registered limited public offering of units, each unit consisting of one share of ECD Common Stock and one warrant.

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:


                                  Director
                                   of the
                                  Company                                             Principal Occupation and
            Name                   Since              Office                             Business Experience
            ----                   -----              ------                             -------------------
Stanford R. Ovshinsky               1960       President, Chief         Mr. Ovshinsky, 78, the founder, Chief Executive Officer
                                               Executive Officer        and President of ECD, has been an executive officer and
                                               and Director             director of ECD since its inception in 1960. Mr. Ovshinsky is the primary inventor of ECD's technologies. He also
                                                                        serves as the chief executive officer and a director of
                                                                        Ovonic Battery; chief executive officer and chairman of
                                                                        United Solar; president and member of the Management
                                                                        Committees of Texaco Ovonic Fuel Cell and Texaco Ovonic
                                                                        Hydrogen Systems; a member of the Management Committee of
                                                                        Texaco Ovonic Battery Systems and Bekaert ECD Solar Systems;
                                                                        chairman and director of Ovonyx; a member of the Alliance
                                                                        Board of Ovonic Media; and co-chairman of the board of
                                                                        directors of Sovlux. Mr. Ovshinsky is the husband of Dr.
                                                                        Iris M. Ovshinsky.

Iris M. Ovshinsky                   1960       Vice President and       Dr. Ovshinsky, 74, co-founder and Vice President of ECD,
                                               Director                 has been an executive officer and director of ECD since
                                                                        its inception in 1960.  Dr. Ovshinsky also serves as a
                                                                        director of Ovonic Battery. Dr. Ovshinsky is the wife of
                                                                        Stanford R. Ovshinsky.

Robert C. Stempel                   1995       Chairman of the          Mr. Stempel, 68, is Chairman of the Board and Executive
                                               Board and Executive      Director of ECD. Prior to his election as a director in
                                               Director                 December 1995, Mr. Stempel served as senior  business and
                                                                        technical advisor to Mr. Ovshinsky. He is also the chairman of Ovonic Battery; a director of United Solar and Ovonyx; a member of the Management Committee of Texaco Ovonic Fuel
                                                                        Cell, Texaco Ovonic Hydrogen Systems and Bekaert ECD Solar
                                                                        Systems; Chief Executive Officer and a member of the
                                                                        Management Committee of Texaco Ovonic Battery Systems and a
                                                                        member of the Alliance Board of Ovonic Media. From 1990
                                                                        until his retirement in 1992, he was the chairman and chief executive officer of General Motors Corporation; prior to
                                                                        serving as chairman, he was GM's president since 1987. He is a director of Southwall Technologies, Inc.

Nancy M. Bacon                      1977       Senior Vice              Mrs. Bacon, 55, Senior Vice President, joined ECD in 1976
                                               President and            as its Vice President of Finance and Treasurer. Mrs.
                                               Director                 Bacon also serves as a director of United Solar and Sovlux and is a member of the Management Committee of Bekaert ECD
                                                                        Solar Systems.

Umberto Colombo                     1995       Director                 Professor Colombo, 73, is Chairman of the Scientific
                                                                        Councils of the ENI Enrico Mattei Foundation and of the
                                                                        Instituto Per l'Ambiente in Italy. He was chairman of the
                                                                        Italian National Agency for New Technology, Energy and the
                                                                        Environment until 1993 and then served as Minister of
                                                                        Universities and Scientific and Technological Research in
                                                                        the Italian Government until 1994. Professor Colombo is a
                                                                        member of the board of directors of several Italian-based
                                                                        public companies. He is also active as a consultant in
                                                                        international science and technology policy institutions
                                                                        related to economic growth.

Subhash K. Dhar                     1999       Director                 Mr. Dhar, 50, President and Chief Operating Officer of
                                                                        Ovonic Battery, joined ECD in 1981 and has held various
                                                                        positions with Ovonic Battery since its inception in
                                                                        October 1982. He also serves as a director of Ovonic
                                                                        Battery.

Hellmut Fritzsche                   1969       Vice President and       Dr. Fritzsche, 74, was a professor of Physics at the
                                               Director                 University of Chicago from 1957 until his retirement in
                                                                        1996. He was chairman of the Department of Physics at the
                                                                        University of Chicago until 1986. Dr. Fritzsche has been a vice president of ECD since 1965, acting on a part-time
                                                                        basis, chiefly in ECD's research and product development
                                                                        activities. He serves on the board of directors of United
                                                                        Solar.

Tyler Lowrey                        1999       Director                 Mr. Lowrey, 48, President and Chief Executive Officer of
                                                                        Ovonyx, held a variety of positions with Micron Technology
                                                                        Inc. from 1984-1997, including Vice Chairman, Chief
                                                                        Technology Officer, Chief Operating Officer and Vice
                                                                        President, R&D. Mr. Lowrey was responsible for DRAM, SRAM,
                                                                        Flash and RFID product development as well as heading up all manufacturing operations, DRAM design, QA and R&D Process
                                                                        Fab at Micron. He also serves as a director of Ovonyx.

Walter J. McCarthy, Jr.             1995       Director                 Mr. McCarthy, 76, until his retirement in 1990, was the
                                                                        chairman and chief executive officer of Detroit Edison
                                                                        Company. He has served as a consultant to ECD since 1990.
                                                                        Until 1995, Mr. McCarthy also served on the boards of
                                                                        Comerica Bank, Detroit Edison Company and Federal-Mogul
                                                                        Corporation. He is a member of the National Academy of
                                                                        Engineering. Mr. McCarthy serves as chairman of the
                                                                        Compensation Committee and is on the Audit Committee of the
                                                                        ECD board.

Florence I. Metz                    1995       Director                 Dr. Metz, 72, until her retirement in 1996, held various
                                                                        executive positions with Inland Steel: General Manager, New
                                                                        Ventures, Inland Steel Company (1989-1991); General Manager,
                                                                        New Ventures, Inland Steel Industries (1991-1992) and
                                                                        Advanced Graphite Technologies (1992-1993); Program Manager
                                                                        for Business and Strategic Planning at Inland Steel
                                                                        (1993-1996). Dr. Metz also serves on the Board of Directors of Ovonic Battery and is on the Compensation and Audit
                                                                        Committees of the ECD board.

James R. Metzger                    2000       Director                 Mr. Metzger, 54, is Vice President and Chief Technology
                                                                        Officer at Texaco Inc. and has held various positions since joining Texaco in 1969. Mr. Metzger's responsibilities at
                                                                        Texaco include Corporate Planning and Economics, Safety,
                                                                        Health and Environment, Corporate Services and Purchasing.
                                                                        He is a member of the Diversity Council, chairs the
                                                                        Corporate Technology Council and serves on Texaco's
                                                                        Executive Council, the company's senior management
                                                                        committee. Mr. Metzger serves on the Audit Committee of the
                                                                        ECD board.

Stanley K. Stynes                   1977       Director                 Dr. Stynes, 69, was Dean, College of Engineering at Wayne
                                                                        State University from 1970 to August 1985, and a professor of engineering at Wayne State University from 1985 until his retirement in 1992. He has been involved in various
                                                                        administrative, teaching, research and related activities.
                                                                        Dr. Stynes serves as chairman of the Audit Committee of the
                                                                        ECD board.

William M. Wicker                   2000       Director                 Mr. Wicker, 52, is Senior Vice President at Texaco Inc.
                                                                        Prior to joining Texaco in 1997, Mr. Wicker was a Managing
                                                                        Director at Credit Suisse First Boston, which he joined in
                                                                        1989. Mr. Wicker's responsibilities at Texaco include Texaco
                                                                        Power and Gasification, Texaco Natural Gas, Texaco Pipeline
                                                                        International and Texaco Energy Systems. He serves on
                                                                        Texaco's Executive Council, the company's senior management committee.

                            COMPENSATION OF DIRECTORS

         Officers of ECD who serve on ECD's Board do not receive compensation for their services as a director. The other directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year and are paid $1,000 for attendance at each Board meeting and each Committee meeting (in person or via telephone conference call). They are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel. During the year ended June 30, 2001, ECD directors who are not employed by the Company received an option to purchase 5,000 shares of ECD Common Stock at $22.625 per share, the fair market value of the stock on the day of the grant. Messrs. Metzger and Wicker have waived any entitlement to compensation for serving as directors of ECD.

         The executive officers of ECD are as follows:

                                                                                         Served As An Executive
             Name                    Age                      Office                    Officer or Director Since
             ----                    ---                      ------                    -------------------------
Stanford R. Ovshinsky                78    President, Chief Executive Officer and                    1960(1)
                                           Director

Iris M. Ovshinsky                    74    Vice President and Director                               1960(1)

Robert C. Stempel                    68    Executive Director and Chairman                           1995
                                           Of the Board

Nancy M. Bacon                       55    Senior Vice President and Director                        1976

Hellmut Fritzsche                    74    Vice President and Director                               1969

Subhash K. Dhar                      50    President and Chief Operating Officer                     1986
                                           of Ovonic Battery and Director

Stephan W. Zumsteg                   55    Vice President and Chief Financial                        1997
                                           Officer

--------------

(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


         See above for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, Nancy M. Bacon, Hellmut Fritzsche and Subhash K. Dhar.

         Stephan W. Zumsteg joined ECD in March 1997. He was elected Treasurer in April 1997 and Vice President and Chief Financial Officer in February 2001. Mr. Zumsteg also serves as Treasurer of Ovonic Battery, Texaco Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems. Prior to joining ECD, Mr. Zumsteg was Chief Financial Officer of the Kirlin Company from July 1996 to February 1997 and Vice President-Finance & Administration and Chief Financial Officer of Lincoln Brass Works from July 1991 to June 1996.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during fiscal year ended June 30, 2001, all filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by ECD during its last three fiscal years to its Chief Executive Officer and each of its other four most highly compensated executive officers for the fiscal year ended June 30, 2001.

                           SUMMARY COMPENSATION TABLE


                                                    Annual                                  Long Term
                                                 Compensation                             Compensation
                                                 ------------                             ------------

                                                                             Restricted       Options        All
        Name and Principal           Fiscal                                     Stock        (Number of      Other
             Position                Year(1)     Salary(2)        Bonus         Award          Shares)   Compensation(3)
-------------------------------      -------   -----------        ------     -----------       -------     ----------
  Stanford R. Ovshinsky,              2001       $334,408                                     118,239(4)    $10,361
  President and Chief                 2000       $303,908                                     106,611(5)    $12,657
  Executive Officer                   1999       $294,929                                       4,084(5)    $14,952


  Iris M. Ovshinsky,                  2001       $284,636                                      82,160(4)    $10,361
  Vice President                      2000       $265,918                                      71,074(5)    $12,657
                                      1999       $257,941                                       2,723(5)    $14,952



  Robert C. Stempel,                  2001       $270,004                                     100,000       $ 4,191
  Chairman and                        2000       $270,004                           -               -       $ 5,035
  Executive Director                  1999       $270,004                  $4,591,540(6)      300,000       $ 6,111


  Nancy M. Bacon,                     2001       $264,243                                      60,000       $ 6,041
  Senior Vice President               2000       $255,008                                                   $ 6,538
                                      1999       $254,854                                                   $ 7,104


  Subhash K. Dhar, President and      2001       $247,703                                      50,000       $ 5,528
  Chief Operating Officer, Ovonic     2000       $224,421                                                   $ 5,829
  Battery                             1999       $220,001                                                   $ 6,157

--------------

(1) ECD's fiscal year is July 1 to June 30. ECD's 2001 fiscal year ended June 30, 2001.

(2) Amounts shown include compensation deferred under ECD's 401 (k) Plan. Does not include taxable income resulting from exercise of stock options.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of Mr. Ovshinsky, Dr. Ovshinsky, Mrs. Bacon and Mr. Dhar in the amount of $4,800 under ECD's 401(k) Plan with respect to each of the calendar years ended December 31, 2000, 1999 and 1998;
         (ii) the dollar value of any life insurance premiums paid by ECD in the calendar years ended December 31, 2000, 1999 and 1998, respectively, with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $5,561, $7,857 and $10,152; Dr. Ovshinsky $5,561, $7,857 and $10,152; Mr. Stempel $4,191, $5,035
         and $6,111; Mrs. Bacon $1,241, $1,738 and $2,304; Mr. Dhar $728, $1,029
         and $1,357. Under the 401 (k) Plan, which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants in the amount of 50% of each such participant's contributions. These matching contributions were limited to 3% of a participant's salary, up to $160,000 for the three calendar years reported.

(4) In fiscal year 2001, of the stock options issued to Mr. and Dr. Ovshinsky in the amount of 118,239 shares and 82,160 shares, respectively, 18,239 shares (Mr. Ovshinsky) and 12,160 shares (Dr. Ovshinsky) were issued pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option agreements, if ECD issues any equity securities other than pursuant to the exercising of options, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note G - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

(5) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock.

(6) Represents the market value, less consideration paid consisting of the par value $.01, of 430,000 shares of Common Stock awarded to Mr. Stempel under a Restricted Stock Agreement dated January 15, 1999. Such shares of Common Stock were exchanged for an equal number of shares of Class B Common Stock upon the approval by ECD's stockholders, at the Annual Meeting held on March 25, 1999, of a proposal to amend ECD's Certificate of Incorporation to authorize 430,000 shares of a new Class B Common Stock. See "Class B Common Stock." All shares of Restricted Stock will be deemed to vest if Mr. Stempel is serving as a director and officer of ECD on September 30, 2005 or upon the occurrence of a change in control of ECD. Dividends will be paid on the Restricted Stock if and to the extent paid on ECD's Common Stock generally. So long as Mr. Stempel continues to serve as a director of ECD and irrespective of whether the shares are deemed vested, he will be entitled to exercise all voting rights with respect to the Restricted Stock, including all preferential voting rights to which the Class B Common Stock may become entitled after the conversion of the Class A Common Stock. The value of Mr. Stempel's Restricted Stock at the close of ECD's fiscal year was $8,400,000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2001.

                                                                                               Potential Realizable Value at
                                                                                                  Assumed Annual Rates of
                                                                                                Stock Price Appreciation for
                                                  Individual Grants                                  Option Term(1)
                             ------------------------------------------------------------   ----------------------------------
                               Number of       Percent of
                              Securities         Total
                              Underlying        Options         Exercise
                                Options         Granted         of Base
                                Granted       to Employees       Price      Expiration
         Name                     (#)        in Fiscal Year     ($/Sh)         Date               5%                   10%
-------------------------    -----------     --------------    ---------    ----------      --------------        ------------
Stanford R. Ovshinsky             118,239(2)     8.94%         $23.84(3)        (4)            $1,773,094          $4,493,369

Iris M. Ovshinsky                  82,160(2)     6.21%         $23.80(3)        (5)            $1,396,590          $3,703,721

Robert C. Stempel                 100,000        7.60%          $22.625       3/14/11          $1,422,874          $3,605,842

Nancy M. Bacon                     60,000        4.54%          $22.625       3/14/11          $  853,724          $2,163,505

Subhash K. Dhar                    50,000        3.80%          $22.625       3/14/11          $  711,437          $1,802,921

-------------

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

(2) Of the stock options issued to Mr. and Dr. Ovshinsky in the amount of 118,239 shares and 82,160 shares, respectively, 18,239 shares (Mr. Ovshinsky) and 12,160 shares (Dr. Ovshinsky) were issued pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option agreements, if ECD issues any equity securities other than pursuant to the exercising of options, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note G to the Consolidated Financial Statement - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

(3) The exercise price is the weighted average exercise price of the stock options granted in fiscal year 2001.

(4) Of the 118,239 stock options granted in fiscal year 2001, 100,000 shares expire on 3/14/11 and 18,239 shares expire on November 18, 2003 or 12 months after termination of employment, whichever is later.

(5) Of the 82,160 stock options granted in fiscal year 2001, 70,000 shares expire on 3/14/11 and 12,160 shares expire on November 18, 2003 or 12 months after termination of employment, whichever is later.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

         The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 2001, and the number and value of unexercised options held by the named executive officers at fiscal year end.


                                   Shares                           Number of Securities            Value of Unexercised
                                 Acquired on                       Underlying Unexercised           in-the-Money Options
                                  Exercise     Value Realized    Options at Fiscal Year End          at Fiscal Year End
            Name                     (#)            ($)           Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------------      ------------   ------------       -------------------------      -------------------------
Stanford R. Ovshinsky(1)           65,400      $990,101(2)             551,926/100,000              $8,176,779/$537,500

Iris M. Ovshinsky(3)               27,500      $524,101(4)             375,451/70,000               $5,526,212/$376,250

Robert C. Stempel(5)               25,000      $300,688(6)             579,000/100,000              $8,726,850/$537,500

Nancy M. Bacon(7)                  12,000      $145,420(8)             150,200/60,000               $2,215,725/$322,500

Subhash K. Dhar(9)                 18,000      $178,912(10)             44,040/50,000                $495,450/$268,750

----------------

(1) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $13.27 and $22.63 per share, respectively.

(2) Of the $990,101 value realized, approximately $306,930 was used to cover withholding taxes and other expenses associated with the exercise and $17,500 was used to purchase 2,500 shares of ECD Common Stock.

(3) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $11.85 and $22.63 per share, respectively.

(4) Of the $524,101 value realized, approximately $179,429 was used to cover withholding taxes and other expenses associated with the exercise and $17,500 was used to purchase 2,500 shares of ECD Common Stock.

(5) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $12.93 and $22.63 per share, respectively.

(6) Of the $300,688 value realized, approximately $108,000 was used to cover withholding taxes and other expenses associated with the exercise and $58,750 was used to purchase 5,000 shares of ECD Common Stock.

(7) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $13.25 and $22.63 per share, respectively.

(8) Of the $145,420 value realized, approximately $50,020 was used to cover withholding taxes and other expenses associated with the exercise and $29,375 was used to purchase 2,500 shares of ECD Common Stock.

(9) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $16.75 and $22.63 per share, respectively.

(10) Of the $178,912 value realized, approximately $63,316 was used to cover withholding taxes and other expenses associated with the exercise and $25,125 was used to purchase 1,500 shares of ECD Common Stock.

                              EMPLOYMENT AGREEMENTS

         On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Board of Directors of ECD and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases as determined by the Board of Directors of ECD and an annual bonus equal to 1% of pre-tax income of ECD (excluding Ovonic Battery) and 1% of the operating income of Ovonic Battery. Mr. Ovshinsky's annual salary increases for fiscal years 2000 and 1999 have been determined based upon increases in the cost of living as determined by the Compensation Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit-metropolitan area published by the Bureau of Labor Statistics. In recognition and acknowledgement of Mr. Ovshinsky's invaluable contributions to ECD which resulted in significant strategic alliances, the Compensation Committee determined that Mr. Ovshinsky's salary increase in fiscal year 2001 should be above the nominal cost-of-living increase.

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

COMPENSATION COMMITTEE

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

COMPENSATION OF EXECUTIVE OFFICERS

         The Compensation Committee considers ECD's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market-whether scientific, managerial or otherwise-so as to enable ECD to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of ECD's Common Stock-such as by a granting of stock option or similar equity-based compensation-to instill ownership thinking and align the employees' and stockholders' objectives. ECD has been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

         During ECD's last fiscal year, the Compensation Committee determined that ECD had achieved several important scientific and business milestones. The Compensation Committee also concluded that the achievement of these milestones had not yet been fully reflected in ECD's financial results. However, the Compensation Committee determined that it was advisable to raise executive base salaries and grant stock options to ECD's executive officers. There were no bonuses awarded to ECD executives during the fiscal year.

CHIEF EXECUTIVE OFFICER COMPENSATION

         In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by ECD and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 2001 was determined in accordance with his Employment Agreements with ECD and Ovonic Battery and included a discretionary increase above the nominal cost-of-living increase. Based on Mr. Ovshinsky's employment agreement with ECD, he is entitled to a bonus, payable in fiscal year 2002, based on ECD's financial performance in fiscal year 2001.

                                               COMPENSATION COMMITTEE
                                               Walter J. McCarthy, Jr.
                                               Florence I. Metz

                                PERFORMANCE GRAPH

         The line graph below compares the cumulative total stockholder return on ECD's Common Stock over a five-year period with the return on the NASDAQ Stock Market - U.S. Index and the JP Morgan H & Q Technology Index.

                                  [LINE GRAPH]

                                                                               Cumulative Total Return
                                                      ---------------------------------------------------------------------------
                                                              6/96        6/97         6/98        6/99        6/00         6/01
ENERGY CONVERSION DEVICES, INC.                             100.00       56.04        42.58       43.68      111.54       123.08
NASDAQ STOCK MARKET (U.S.)                                  100.00      121.60       160.06      230.22      340.37       184.51
JP MORGAN H & Q TECHNOLOGY                                  100.00      130.60       165.43      267.75      469.74       233.62

         The total return with respect to NASDAQ Stock Market - U.S. Index and the JP Morgan H & Q Technology Index assumes that $100 was invested on June 30, 1996, including reinvestment of dividends.

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

                             AUDIT COMMITTEE REPORT

         The Audit Committee is comprised of four outside directors, three of whom are independent under the rules of the Nasdaq Stock Market, Inc. (Nasdaq). Nasdaq rules permit one director who is not independent as defined in the rules, and is not a current employee or an immediate family member of such employer, to be appointed to the Audit Committee. In fiscal 2001, the Board of Directors appointed Mr. James Metzger to the Audit Committee. Because Mr. Metzger is an executive officer of Texaco and because the Company received payments from Texaco (other than those arising solely from investments in the Company's securities) that exceeded 5% of the Company's consolidated gross revenues for fiscal 2001, Mr. Metzger is not deemed to be independent under Nasdaq rules. Because of the importance to the Company and its shareholders of the joint ventures formed by the Company and Texaco, the Board of Directors determined that it was in the best interests of the Company and its shareholders that Mr. Metzger serve on the Audit Committee.

         In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company. During fiscal year 2001, the Audit Committee met five times with management and the independent auditors, Deloitte & Touche LLP (Deloitte) and discussed the interim financial information contained in each quarterly earnings announcement prior to public release.

         In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from Deloitte a formal written statement describing all relationships between Deloitte and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Audit Committee also discussed with management and Deloitte the quality and adequacy of the Company's internal controls. The Audit Committee reviewed with Deloitte their audit plans, audit scope, and identification of audit risks.

         The Audit Committee discussed and reviewed with Deloitte all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees," and, with and without management present, discussed and reviewed the results of Deloitte's examination of the financial statements.

         The Audit Committee reviewed with management and Deloitte the audited financial statements of the Company as of and for the fiscal year ended June 30, 2001. Management has the responsibility for the preparation of the Company's financial statements and Deloitte has the responsibility for the examination of those statements.

         Based on the above-mentioned reviews and discussions with management and Deloitte, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001, for filing with the Securities and Exchange Commission.

                                   AUDIT FEES

         The aggregate fees billed or expected to be billed to the Company for the fiscal year ended June 30, 2001 by the Company's principal accounting firm, Deloitte & Touche LLP, are as follows:

Audit Fees...............................................................................$ 315,000
Financial Information Systems Design and Implementation Fees.............................$    -0-
All Other Fees...........................................................................$  75,850
                                                                                         ---------

              Total......................................................................$ 390,850
                                                                                         =========

         The Audit Committee, based on its reviews and discussions with management and Deloitte noted above, determined that the provision of All Other Services by Deloitte was compatible with maintaining Deloitte's independence.

                                         AUDIT COMMITTEE
                                         Stanley K. Stynes, Chairman
                                         Walter J. McCarthy Jr.
                                         Florence I. Metz
                                         James R. Metzger

                             AUDIT COMMITTEE CHARTER

         PURPOSE. The Audit Committee ("Committee") is established as an independent committee of the Board of Directors ("Board"). Its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to shareholders and others, the systems of internal controls which management has established and the audit process. The Committee's primary duties and responsibilities are to:

     - Serve as an independent party to monitor the Company's financial reporting process and internal control system.

     - Review and appraise the audit efforts of the Company's independent accountants.

     - Provide an open means of communication between the independent accountants, financial and senior management, and the Board.

     - Oversee that management has established and maintained processes to assure compliance by the Company with all applicable laws, regulations and Company policy.

         Consistent with these functions, the Committee should encourage continuous improvement of, and should monitor adherence to, the Company's policies, procedures and practices at all levels.

         COMPOSITION. The Committee shall consist of three or more directors as determined by the Board, each of whom shall be independent of the management of the Company and are free of any relationships that, in the opinion of the Board, would interfere with their exercise of independent judgment as a committee member. All members of the Committee shall have a working familiarity with basic finance and accounting practices, and at least one member of the Committee shall have accounting or related financial management sophistication.

         The Board shall appoint the members of the Committee and the Committee's Chair. The term of membership shall be at the discretion of the Board.

         AUTHORITY. The Committee's direct reporting responsibility shall be to the Board.

         The Committee shall have the power to conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Committee shall be empowered to retain independent counsel, accountants, or others to assist in the conduct of any investigation.

         MEETINGS. The Committee shall meet at least four times annually, or more frequently as circumstances require. As part of its job to foster open communications, the Committee should meet at least quarterly with management and the independent accountants in separate executive sessions to discuss any matters that the Committee or each of these groups believe should be discussed privately.

         RESPONSIBILITIES AND DUTIES. The duties and responsibilities of a member of the Committee are in addition to those duties set out for a member of the Board. To fulfill its responsibilities and duties, the Committee shall:

Board of Directors

     - Submit the minutes of all meetings of the Committee to the Board and discuss Committee actions and recommendations as deemed appropriate.

     - Review and update this Charter periodically, at least annually, to allow the Committee to operate effectively and respond to the Company's changing needs.

     - Perform any other activities consistent with this Charter, the Company's By-laws and governing law, as the Committee or the Board deems necessary or appropriate.

Financial Reporting Process

     - In consultation with the independent accountants, review the integrity of the Company's financial reporting process, both internal and external, including the review of audit findings and any significant suggestions for improvements provided to management by the independent accountants.

     - Review with financial management and the independent accountants the 10Q prior to its filing or prior to the release of operating results.

     - Following completion of the annual audit, review separately with each of management and the independent accountants:

         (a)  The Company's annual financial statements and related footnotes.

         (b) The independent accountant's audit of the financial statements and their report thereon.

         (c) Any significant changes required in the independent accountant's audit plan.

         (d) Any serious difficulties or disputes with management encountered during the course of the audit, including any restrictions on the scope of the work or access to required information.

         (e) Qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosure practices used or proposed to be adopted.

         (f) Other matters related to the conduct of the audit, which are to be communicated to the Committee under generally accepted auditing standards.

     - Inquire of the existence and substance of any significant accounting accruals, reserves, or other estimates made by management having a material impact on the financial statements.

     - Review significant accounting and reporting issues, including recent professional and regulatory pronouncements, and understand their impact on the financial statements.

     - Inquire of management and the independent accountants about significant risks or exposures and assess the steps management has taken to minimize such risks to the Company.

Process Improvement

     - Consider and review with the independent accountants and financial and accounting personnel:

         (a) The adequacy and effectiveness of the accounting and financial controls of the Company, including computerized information system controls and security.

         (b) Any significant findings and recommendations of the independent accountants for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable, together with management's responses.

Independent Accountants

     - Instruct the independent accountants that the Board, as the shareholders' representative, is their client and provide an opportunity for the independent accountants to be available to the Board as appropriate.

     - Review the performance quality of the independent accountants and make recommendations to the Board regarding the appointment or the termination of the independent accountants selected to audit the financial statements of the Company and its subsidiaries.

     - Consider with management and the independent accountants the rationale for employing audit firms other than the principal independent accountants.

     - Review requests for any significant management consulting engagement to be performed by the independent accountants and be advised of other studies undertaken at the request of management that are beyond the scope of the audit engagement letter and the related costs.

     - Consider and review with the independent accountants and the financial management of the Company:

         (a) The scope of the proposed audit for the current year, the audit procedures to be utilized and the cost of the audit.

         (b) The coordination of audit effort to assure completeness of coverage, reduction of redundant efforts and the effective use of audit resources.

         (c) The results of the audit, including any comments or recommendations of the independent accountants.

     - Review and monitor the maintenance of the independent accountants' independence through discussion with and written disclosure from the independent accountants of:

         (a) All relationships between the independent accountants and the Company that may reasonably be thought to bear on independence.

         (b) The independent accountants' professional judgment that they are independent of the Company within the meaning of the Securities Act.

Legal Compliance

     - Review with the General Counsel any legal matters that could have a significant impact on the Company's financial statements.

     - Ensure that management has the proper review system in place to ensure that the Company's financial statements, reports and other financial information disseminated to government organizations and the public, satisfy legal requirements.

     -   Issue a report for the proxy statement indicating that the Committee:

         (a) Reviewed and discussed the Company's audited financial statements with management and the independent auditors.

         (b) Discussed the matters outlined in SAS No. 61, Communication with Audit Committees, with the independent auditors.

         (c) Discussed independence issues with the auditors and received the communications required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. This standard directs auditors to (1) disclose in an annual letter to the Committee all relationships between the auditing firm and the Company that "in the auditor's professional judgment may reasonably be thought to bear on independence," and (2) include a confirmation of the auditor's independence in the letter.

         (d) The report will state whether, based on the reviews and discussions described above, anything came to the attention of the Committee members that caused them to believe the Company's audited financial statements included in Form 10-K "contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading."

         (e) Names of the Committee members will be printed in the proxy statement beneath the Committee's report (no signatures required).

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

         As of September 21, 2001, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (Sanoh Shares) owned by Sanoh Industrial Co., Ltd. (Sanoh) under the terms of an agreement dated as of November 3, 1992 between ECD and Sanoh which, together with the Class A Common Stock and 19,984 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 20.70% of the combined voting power of ECD's outstanding stock.

         The following table sets forth, as of September 21, 2001, information concerning the beneficial ownership of Class A Common Stock by each director and all executive officers and directors of ECD as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.

                                          Class A
Name of                                Common Stock            Total Number of Shares
Beneficial Owner                 Beneficially Owned(1)(2)         Beneficially Owned         Percentage of Class
-----------------------------    ------------------------      ----------------------        -------------------
Stanford R. Ovshinsky                    153,420                      153,420                       69.8%

Iris M. Ovshinsky                         65,601                       65,601                       29.8%

All other executive officers
and directors as
a group (12 persons)
                                            --                           --                          --
                                         -------                      -------                       -----
Total                                    219,021                      219,021                       99.6%
                                         =======                      =======                       =====

----------

(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

(2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated in the above table, but are included in the shares of Common Stock beneficially owned by Mr. and Dr. Ovshinsky (see table of beneficial ownership of Common Stock on page 112).

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

                                  COMMON STOCK

         DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth, as of September 21, 2001, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.


                                                            Amount and Nature of
     Name of Beneficial Owner                               Beneficial Ownership(1)             % of Class(2)
     ------------------------                               -----------------------             ----------
       Robert C. Stempel                                         1,070,404(3)                       4.81%

       Stanford R. Ovshinsky                                       844,086(4)                       3.85%

       Iris M. Ovshinsky                                           448,796(5)                       2.07%

       Nancy M. Bacon                                              175,215(6)                         *

       Subhash K. Dhar                                              45,540(7)                         *

       Hellmut Fritzsche                                            20,710(8)                         *

       Walter J. McCarthy, Jr.                                      13,437                            *

       Stanley K. Stynes                                            12,318                            *

       Florence I. Metz                                             10,134(9)                         *

       Stephan W.  Zumsteg                                          10,000(10)                        *

       Umberto Colombo                                               8,401(11)                        *

       Tyler Lowrey                                                  8,250(12)                        *

       William M.  Wicker                                              -

       James R.  Metzger                                               -

                                                                 ---------                         ------

       All executive officers and directors as a                 2,667,291                         11.29%
       group (14 persons)                                        =========                         ======



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

      (3) Includes 430,000 shares of Class B Common Stock and 579,000 shares represented by options exercisable within 60 days.

      (4) Includes 551,926 shares (adjusted as of June 30, 2001) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

      (5) Includes 375,451 shares (adjusted as of June 30, 2001) represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

      (6) Includes 150,200 shares represented by options exercisable within 60 days.

      (7) Includes 44,040 shares represented by options exercisable within 60 days.

      (8) Includes 8,980 shares represented by options exercisable within 60 days.

      (9) Includes 3,000 shares represented by options exercisable within 60 days.

      (10) Includes 8,000 shares represented by options exercisable within 60 days.

      (11) Includes 5,000 shares represented by options exercisable within 60 days.

      (12) Includes 7,000 shares represented by options exercisable within 60 days.


         PRINCIPAL SHAREHOLDERS. The following table sets forth, as of September 21, 2001, to the knowledge of ECD, the beneficial holders of more than 5% of ECD's Common Stock (see footnotes for calculation used to determine "percentage of class" category):



            Name and Address of                    Amount and Nature of
             Beneficial Holder                      Beneficial Ownership          Percentage of Class
             -----------------                      --------------------          -------------------
   TRMI Holdings Inc. (Texaco)                          4,376,633(1)                   20.00%(1)
   2000 Westchester Avenue
   White Plains, NY 10650

   Stanford R. and Iris M. Ovshinsky                    1,292,882(2)                    5.92%(3)(4)
   2956 Waterview Drive
   Rochester Hills, Michigan 48309

   Robert C. Stempel                                    1,070,404(5)                    4.81%(3)
   2956 Waterview Drive
   Rochester Hills, Michigan 48309


(1) Pursuant to the Stock Purchase Agreement dated as of May 1, 2000, Texaco has agreed that (i) so long as it beneficially owns an aggregate of 5% of ECD's Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, Texaco will vote its ECD Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock). TRMI Holdings' percentage of class is computed based on 21,233,251 shares of Common Stock outstanding, 219,913 shares of Class A Common Stock outstanding and 430,000 shares of Class B Common Stock outstanding.

             On October 9, 2001, the shareholders of Texaco and Chevron will vote on the merger of Texaco and Chevron. If the merger is completed, the combined companies will be renamed ChevronTexaco Corporation and TRMI Holdings will become a wholly owned subsidiary of Chevron Texaco.

      (2) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30, 2005), 19,984 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights and 927,377 (adjusted as of June 30, 2001) shares represented by options exercisable within 60 days.

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

      (5) Includes 430,000 shares of Class B Common Stock owned by Mr. Stempel (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September, 30, 2005) 61,404 shares of Common Stock and 579,000 shares represented by options exercisable within 60 days.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         TEXACO. Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco has rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

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

         TEXACO OVONIC FUEL CELL. Stanford R. Ovshinsky, a director of ECD, is president of Texaco Ovonic Fuel Cell as well as a member of its Management Committee. Robert C. Stempel, a director of ECD, is a member of the Management Committee of Texaco Ovonic Fuel Cell. ECD owns 50% of Texaco Ovonic Fuel Cell.

         For the year ended June 30, 2001, ECD recorded revenues of $8,831,000 from Texaco Ovonic Fuel Cell for facilities and product development services.

         TEXACO OVONIC HYDROGEN SYSTEMS. Stanford R. Ovshinsky, a director of ECD, is president of Texaco Ovonic Hydrogen Systems as well as a member of its Management Committee. Robert C. Stempel, a director of ECD, is a member of the Management Committee of Texaco Ovonic Hydrogen Systems. ECD owns 50% of Texaco Hydrogen.

         For the year ended June 30, 2001, ECD recorded revenues of $11,818,000 from Texaco Ovonic Hydrogen Systems for facilities and product development services.

         TEXACO OVONIC BATTERY SYSTEMS. Stanford R. Ovshinsky and Robert C. Stempel, directors of Ovonic Battery, are members of the Management Committee of Texaco Ovonic Battery Systems. Mr. Stempel is the chief executive officer of Texaco Ovonic Battery. Ovonic Battery owns 50% of Texaco Ovonic Battery Systems.

         For the year ended June 30, 2001, Ovonic Battery recorded revenues of $6,433,000 from Texaco Ovonic Battery Systems for product development services.

         OVONYX. Stanford R. Ovshinsky, Robert C. Stempel and Tyler Lowrey, directors of ECD, are directors of Ovonyx. Tyler Lowrey is also President and Chief Executive Officer of Ovonyx. ECD currently owns 41.7% of Ovonyx and Mr. Lowrey owns in excess of 10% of Ovonyx.

         ECD recorded revenues from Ovonyx of $382,000 and $2,686,000 for the years ended June 30, 2001 and 2000, respectively, representing services performed for its operations which commenced on January 15, 1999. ECD has received payment of $3,022,000 for these services as of June 30, 2001, and the remaining balance is included in accounts receivable.

         GM OVONIC. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, were members of the Board of Managers of GM Ovonic. Ovonic Battery had a 40% interest in this joint venture. In July 2001, Texaco purchased from General Motors its stake in GM Ovonic which was then reorganized as Texaco Ovonic Battery Systems.

         For the year ended June 30, 2001, the Company had revenues of $2,127,000 from GM Ovonic for the sales of products and providing contract personnel services, facilities and product development services.

         OVONIC MEDIA. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Alliance Board of Ovonic Media. ECD has a 49% interest in this joint venture.

         For the year ended June 30, 2001, the Company had revenues of $2,298,000 from Ovonic Media for providing product development services.

         UNITED SOLAR. Stanford R. Ovshinsky, Robert C. Stempel, Nancy M. Bacon and Hellmut Fritzsche, directors of ECD, are directors of United Solar. The financial statements of United Solar are included in the consolidated financial statements of ECD for the period from April 11, 2000 through June 30, 2001.

         For the period from July 1, 1999 through April 10, 2000, the Company recorded revenues of $149,000 from United Solar for services performed for United Solar under a product development subcontract.

         BEKAERT ECD SOLAR SYSTEMS. Stanford R. Ovshinsky, Robert C. Stempel and Nancy M. Bacon, directors of ECD, are members of the Management Committee of Bekaert ECD Solar Systems, of which United Solar owns 40%.

         Bekaert ECD Solar Systems was formed on April 11, 2000 and for the period from April 11, 2000 through June 30, 2000 and the year ended June 30, 2001, the Company recorded revenues of $2,291,000 and $9,948,000, respectively, from Bekaert ECD Solar Systems for miscellaneous services.

         SOUTHWALL. Robert C. Stempel, a director of ECD, is a member of the Board of Directors of Southwall.

         For the year ended June 30, 2001, the Company had revenues of $30,000 from Southwall under a contract to build large-area deposition equipment. The completed equipment was shipped to Southwall in July 2000. $708,000 of the sale price is included in accounts receivable at June 30, 2001.

         Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $190,008 in salary during the year ended June 30, 2001.

         Benjamin Ovshinsky, Stanford R. Ovshinsky's son, is employed by ECD as its business representative for Western United States. He received compensation of $69,089 during the year ended June 30, 2001.

         HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of ECD. HKO Media, Inc. was paid $71,691 by ECD for its services during the fiscal year ended June 30, 2001.

                                     PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)      1.       Financial Statements

                     See Part II.                                                                         Page
                                                                                                          ----

         2.       Financial Statement Schedules

                     Schedule II - Valuation and Qualifying Accounts.......................................122
                  The following is included in Part II, Item 8:

                     Independent Auditors' Report...........................................................45

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

         3.       Exhibits (including those incorporated by reference)

                                                                                                              Page or
                                                                                                             Reference
                                                                                                             ---------
3.1          Restated Certificate of Incorporation filed September 29, 1967                                     (a)

3.2          Certificate of Amendment to Certificate of Incorporation filed February 24, 1998,                  (b)
             increasing authorized shares of the Company's Common Stock from 15,000,000 shares to
             20,000,000 shares

3.3          Certificate of Amendment of Incorporation filed January 27, 2000 increasing                        (c)
             authorized shares of the Company's Common Stock from 20,000,000 shares to 30,000,000

3.4          Certificate of Amendment to Certificate of Incorporation filed March 25, 1999                      (d)
             extending voting rights of the Company's Class A Common Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock

3.5          Bylaws in effect as of July 17, 1997                                                               (e)

3.6          Amendment to Article VIII of the Bylaws effective as of April 27, 2000                             (f)

4.1          Agreement among the Company, Stanford R. Ovshinsky and Iris M. Ovshinsky relating to               (g)
             the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

10.1         Executive Employment Agreement dated as of September 2, 1993 between the Company,                  (h)
             Ovonic Battery Company, Inc. and Stanford R. Ovshinsky

10.2         Executive Employment Agreement dated as of September 2, 1993 between the Company and               (i)
             Stanford R. Ovshinsky

10.3         Stock Option Agreement by and between Ovonic Battery Company, Inc. and Stanford R.                 (j)
             Ovshinsky dated as of November 18, 1993

10.4         Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated as               (k)
             of November 18, 1993

10.5         Stock Option Agreement by and between the Company and Iris M. Ovshinsky dated as of                (l)
             November 18, 1993

10.6         Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan                               (m)

10.7         Executive Employment Agreement dated as of February 19, 1998 between the Company and               (n)
             Iris M. Ovshinsky


10.8         Executive Employment Agreement, Restricted Stock Agreement and Stock Option Agreement              (o)
             dated as of January 15, 1999 between the Company and Robert C. Stempel

10.9         Stock Purchase Agreement by and between the Company and TRMI Holdings Inc. dated as                (p)
             of May 1, 2000

10.10        Foundation Agreement dated as of March 17, 2000 between United Solar Systems Corp.,                (q)
             Bekaert Corporation and the Company

10.11        Limited Liability Agreement effective as of April 11, 2000 by and between United                   (r)
             Solar Systems Corp. and Bekaert Corporation

10.12        Texaco Ovonic Fuel Cell Company LLC Agreement                                                      125

10.13        Texaco Ovonic Hydrogen Storage Systems LLC Agreement                                               183

21.1         List of all direct and indirect subsidiaries of the Company                                        (s)

23.1         Consent of Independent Auditors                                                                    243

23.2         Consent of Independent Auditors relating to the financial statements of Bekaert ECD                244
             Solar Systems LLC as of December 31, 2000

99.1         Financial Statements of Bekaert ECD Solar Systems LLC as of December 31, 2000                      245

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

(f) Filed as Exhibit 3.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-42758) and incorporated herein by reference.

(g) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(h) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(i) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(j) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(k) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(l) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(m) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(n) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(o) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

(p) Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(q) Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(r) Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(s) Filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.




(b)      Reports on Form 8-K

                  Reports on Form 8-K were filed on October 4, 2001 and November 3, 2001 reporting the formation of Texaco Ovonic Fuel Cell Company LLC and Texaco Ovonic Hydrogen Systems LLC, respectively.

                  A report on Form 8-K was filed on March 7, 2001 reporting that on March 6, 2001 Ovonic Battery had filed suit in federal court in Detroit, Michigan, against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co. Ltd. and several related entities for infringement of patents held by Ovonic Battery.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                            Additions                  Deductions
                                                                    ---------------------------        --------------
                                                   Balance at       Charged to       Charged to        Write-off of
                                                   Beginning of     Costs and        Other             Accounts        Balance at
Description                                        Period           Expenses         Accounts          Receivable      End of Period
------------------------------------------------   ---------------  ---------------------------        --------------  -------------
Allowance for Uncollectible Accounts:

     Year Ended June 30, 2001                      $  579,000       $  824,000                         $  (820,000)    $  583,000
     Year Ended June 30, 2000                         303,000          442,000       $    87,000*         (253,000)       579,000
     Year Ended June 30, 1999                         315,000          231,000                            (243,000)       303,000

Reserve for Losses on
Government Contracts:

     Year Ended June 30, 2001                      $1,350,000       $  300,000                                         $1,650,000
     Year Ended June 30, 2000                       1,350,000                                                           1,350,000
     Year Ended June 30, 1999                       1,350,000                                                           1,350,000

Reserve for Warranty:

     Year Ended June 30, 2001                      $   70,284       $  908,612                                         $  978,896
     Year Ended June 30, 2000                            --             70,284                                             70,284
     Year Ended June 30, 1999                            --                                                                  --

-------------

* Represents allowance for uncollectible accounts for United Solar at April 11, 2000 (the date at which United Solar was consolidated).

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGY CONVERSION DEVICES, INC.




                                       By: /s/ Stanford R. Ovshinsky
                                           -------------------------------------
                                           Stanford R. Ovshinsky,
                                           President and Chief Executive Officer
Dated: September 28, 2001                  (Principal Executive Officer)



             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





   /s/ Stanford R. Ovshinsky               President, Chief Executive Officer and       September 28, 2001
   ----------------------------------      Director (Principal Executive Officer)
   Stanford R. Ovshinsky




   /s/ Stephan W. Zumsteg                  Vice President and Chief Financial Officer   September 28, 2001
   ----------------------------------      (Principal Financial and  Accounting
   Stephan W. Zumsteg                      Officer)




   /s/ Robert C. Stempel                   Director                                     September 28, 2001
   ----------------------------------      (Chairman of the Board)
   Robert C. Stempel




   /s/ Nancy M. Bacon                      Director                                     September 28, 2001
   ----------------------------------
   Nancy M. Bacon

   /s/ Umberto Colombo                     Director                                     September 28, 2001
   ----------------------------------
   Umberto Colombo




   /s/ Subhash K.  Dhar                    Director                                     September 28, 2001
   ----------------------------------
   Subhash K.  Dhar




   /s/ Hellmut Fritzsche                   Director                                     September 28, 2001
   ----------------------------------
   Hellmut Fritzsche




   /s/ Tyler Lowrey                        Director                                     September 28, 2001
   ----------------------------------
   Tyler Lowrey




   /s/ Walter J. McCarthy, Jr.             Director                                     September 28, 2001
   ----------------------------------
   Walter J. McCarthy, Jr.




   /s/ Florence I. Metz                    Director                                     September 28, 2001
   ----------------------------------
   Florence I. Metz




   /s/ James R. Metzger                    Director                                     September 28, 2001
   ----------------------------------
   James R.  Metzger




   /s/ Iris M. Ovshinsky                   Director                                     September 28, 2001
   ----------------------------------
   Iris M. Ovshinsky




   /s/ Stanley K. Stynes                   Director                                     September 28, 2001
   ----------------------------------
   Stanley K. Stynes




   /s/ William M.  Wicker                  Director                                     September 28, 2001
   ----------------------------------
   William M.  Wicker

                                 EXHIBIT INDEX



Exhibit                       Description
-------                       -----------

10.12                         Texaco Ovonic Fuel Cell Company
                              LLC Agreement

10.13                         Texaco Ovonic Hydrogen Storage
                              Systems LLC Agreement

23.1                          Consent of Independent Auditors

23.2                          Consent of Independent Auditors

99.1                          Financial Statements of Bekaert
                              ECD Solar Systems LLC as of December 31,
                              2000