Form 10-Q
period 2001-09-30
ENERGY CONVERSION DEVICES INC
filed 2001-11-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For  the  period  ended         SEPTEMBER 30, 2001
                       -------------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------------

                 Commission file number        1-8403
                                        ---------------------

                        ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    DELAWARE                                               38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    2956 WATERVIEW DRIVE, ROCHESTER HILLS, MICHIGAN                    48309
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (248) 293-0440
                                                  -----------------------------

    1675 West Maple Road, Troy, Michigan 48084
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes X .  No   .
                                              ---     ---
      As of November 9, 2001, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 21,233,251 shares of Common Stock outstanding.


                              Page 1 of 41 Pages

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
Item 1.   Financial Statements
-------   --------------------

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                             (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
REVENUES
   Product sales                                             $  8,663,358    $  1,228,146
   Product sales to related parties                             2,496,294       1,963,418
                                                             ------------    ------------
         Total product sales                                   11,159,652       3,191,564

   Royalties                                                      602,227         875,636
   Royalties - related parties                                      6,617          -
                                                             ------------    ------------
         Total royalties                                          608,844         875,636

   Revenues from product development agreements                 1,774,531       1,957,206
   Revenues from product development
      agreements with related parties                           8,769,000       3,136,270
                                                             ------------    ------------
         Total revenues from product development agreements    10,543,531       5,093,476

   Revenues from license and other agreements                      -              300,000

   Other                                                           44,290          51,502
   Other revenues from related parties                            102,262         621,932
                                                             ------------    ------------
         Total other revenues                                     146,552         673,434
                                                             ------------    ------------
         TOTAL REVENUES                                        22,458,579      10,134,110

EXPENSES
   Cost of product sales                                       10,704,457       3,194,559
   Cost of revenues from product development
      agreements                                               10,320,129       4,560,600
   Product development and research                             1,916,245       2,379,340
   Patent defense                                                 605,501         387,206
   Patents                                                        743,150         603,401
   Operating, general and administrative                        2,065,851       2,101,699
                                                             ------------    ------------
         TOTAL EXPENSES                                        26,355,333      13,226,805
                                                             ------------    ------------
LOSS FROM OPERATIONS                                           (3,896,754)     (3,092,695)

OTHER INCOME (EXPENSE):
   Interest income                                              1,356,557       1,554,012
   Interest expense                                              (154,574)       (220,693)
   Equity loss in joint ventures                                 (773,019)       (206,502)
   Minority interest share of losses                              353,497          94,900
   Other non-operating income (net)                               349,675         126,014
                                                             ------------    ------------
   TOTAL OTHER INCOME (EXPENSE)                                 1,132,136       1,347,731
                                                             ------------    ------------
   NET LOSS                                                  $ (2,764,618)   $ (1,744,964)
                                                             ============    ============
   BASIC NET LOSS PER SHARE                                  $       (.13)   $       (.09)
                                                             ============    ============
   DILUTED NET LOSS PER SHARE                                $       (.13)   $       (.09)
                                                             ============    ============

See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                                 ASSETS
                                 ------

                                                              September 30,      June 30,
                                                                  2001             2001
                                                              -------------    ------------
                                                              (Unaudited)

CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $44,955,000 at
      September 30, 2001 and $33,047,000 at June 30, 2001     $ 44,983,795      $ 33,055,399
   Short-term investments                                       74,443,727        48,908,662
   Accounts receivable (net of allowance for uncollectible
      accounts of approximately $548,000 at September 30,
      2001, and $583,000 at June 30, 2001)                      14,935,942        18,809,094
   Amounts due from related parties                             21,473,029        16,003,632
   Inventories                                                   1,393,899         1,333,542
   Other                                                           424,228           542,930
                                                              ------------      ------------
         TOTAL CURRENT ASSETS                                  157,654,620       118,653,259

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                      267,000           267,000
   Buildings and improvements                                    2,258,165         1,214,625
   Machinery and other equipment (including construction
      in progress of approximately $1,198,000 and $1,010,000
      at September 30, 2001 and June 30, 2001, respectively)    23,140,329        22,261,322
   Capitalized lease equipment                                   3,056,060         3,056,060
                                                              ------------      ------------
                                                                28,721,554        26,799,007
   Less accumulated depreciation and amortization              (21,132,387)      (20,660,619)
                                                              ------------      ------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                     7,589,167         6,138,388

Investments in EV Global and Rare Earth
   Ovonic-China (NOTE A)                                         1,000,000         1,000,000

Long-Term Note Receivable - Bekaert ECD Solar
   Systems (NOTE A)                                             10,418,493        10,256,110

Deferred tax assets                                                864,999           864,999

JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                    21,941,455        23,421,156
   Bekaert ECD Europa                                               29,438            28,347
   Texaco Ovonic Fuel Cell Company                                  -                 -
   Texaco Ovonic Hydrogen Systems                                   -                 -
   Texaco Ovonic Battery Systems                                    -                 -
   Ovonyx                                                           -                 -
   Ovonic Media                                                     -                 -
   Innovation Transportation Systems                             3,871,329         4,000,206
   Sovlux                                                           -                 -

OTHER ASSETS                                                     2,288,507         1,742,922
                                                              ------------      ------------
      TOTAL ASSETS                                            $205,658,008      $166,105,387
                                                              ============      ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                               September 30,     June 30,
                                                                   2001            2001
                                                               -------------    ------------
                                                               (Unaudited)
    CURRENT LIABILITIES
      Accounts payable and accrued expenses                    $ 18,707,080     $ 18,413,708
      Accounts payable - related parties                             26,719           10,533
      Salaries, wages and amounts withheld from employees         1,796,185        2,366,673
      Deferred revenues under business agreements                    75,000          222,730
      Deferred revenues - related parties                         1,067,794        2,346,054
      Current installments on long-term liabilities               2,786,683        2,716,072
                                                               ------------     ------------
            TOTAL CURRENT LIABILITIES                            24,459,461       26,075,770

    LONG-TERM LIABILITIES                                         7,316,960        7,898,011

    LONG-TERM NOTES PAYABLE                                      10,418,493       10,256,110

    DEFERRED GAIN                                                   243,537          278,328

    NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                      3,766,493        3,818,488
                                                               ------------     ------------
            TOTAL LIABILITIES                                    46,204,944       48,326,707

    NEGATIVE GOODWILL (NOTE D)                                    2,565,385        2,681,993

    MINORITY INTEREST (NOTE D)                                    4,002,479        4,355,976

    STOCKHOLDERS' EQUITY
      Capital Stock
        Class A Convertible Common Stock,
          par value $0.01 per share:
            Authorized - 500,000 shares
            Issued & outstanding - 219,913 shares                     2,199            2,199
        Class B Convertible Common Stock,
          par value $0.01 per share
            Authorized, Issued and Outstanding - 430,000 shares       4,300            4,300

      Common Stock, par value $0.01 per share:
            Authorized - 30,000,000 shares
            Issued & Outstanding - 21,233,251 shares at
              September 30, 2001 and 19,053,026 shares at
              June 30, 2001                                         212,333          190,530
      Additional paid-in capital                                384,381,773      339,858,798
      Accumulated deficit                                      (230,070,536)    (227,305,918)
      Accumulated other comprehensive income                      1,075,571          881,342
      Unearned Compensation on Class B Convertible
        Common Stock                                             (2,720,440)      (2,890,540)
                                                               ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                            152,885,200      110,740,711
                                                               ------------     ------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $205,658,008     $166,105,387
                                                               ============     ============

    See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                  $ (2,764,618)   $ (1,744,964)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              496,569         553,617
       Equity loss in joint ventures                              773,019         206,502
       Profit deferred on sales to Bekaert ECD Solar Systems      908,572         282,354
       Creditable royalties                                       (51,995)         (4,704)
       Stock and stock options issued for services rendered       248,700         170,100
       Amortization of deferred gain                              (34,791)       (110,265)
       Amortization of negative goodwill                         (116,608)       (116,608)
       Minority interest                                         (353,497)        (94,900)
       Other                                                       (2,260)         -

   Changes in working capital:
       Accounts receivable                                      3,873,152       1,086,558
       Amounts due from related parties                        (5,469,397)     (4,375,192)
       Inventories                                                (60,357)          3,663
       Other assets                                              (426,883)       (396,676)
       Accounts payable and accrued expenses                     (277,116)      1,452,318
       Accounts payable - related parties                          16,186             503
       Deferred revenues under business agreements               (147,730)      3,164,979
       Deferred revenues - related parties                     (1,278,260)         59,192
                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                      (4,667,314)        136,477

INVESTING ACTIVITIES:
       Purchases of capital equipment                          (1,958,648)       (298,644)
       Investment in Bekaert ECD Solar Systems                    (45,758)         -
       Investment in N.V. Bekaert Europa                          (28,346)        (43,750)
       Purchase of investments                                (35,622,315)     (2,091,298)
       Sales of investments                                    10,281,479          -
       Proceeds from sale of capital equipment                     13,560          -
                                                             ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                       (27,360,028)     (2,433,692)

FINANCING ACTIVITIES:
       Principal payments under short-term and long-term
         debt obligations and capitalized lease obligations      (510,440)       (547,327)
       Proceeds from sale of stock to Texaco                    8,893,629          -
       Proceeds from sale of stock upon exercise
         of stock options and warrants                         35,572,549       4,934,178
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      43,955,738       4,386,851
                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      11,928,396       2,089,636

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               33,055,399      44,592,017
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 44,983,795    $ 46,681,653
                                                             ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------

     SUPPLEMENTAL DISCLOSURES OF
          CASH FLOW INFORMATION:

     Cash paid for interest                                       $ 154,574       $ 220,693

     The Company's noncash investing and
        financing activities were as follows:

        Accretion of interest - long-term note receivable -
           Bekaert ECD Solar Systems                                162,383         152,493

        Accretion of interest - long-term note payable - Canon     (162,383)       (152,493)












See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation
------------------------------

      Information for the three months ended September 30, 2001 (fiscal 2002) and 2000 (fiscal 2001) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles in the United States (GAAP) for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2001 Annual Report on Form 10-K which contains a summary of ECD's accounting principles and other footnote information.

      ECD is a technology and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology based on its atomically engineered amorphous and disordered materials. ECD's core business is energy and information, with enabling proprietary technologies in energy generation, energy storage and in the field of information.

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd. (Honda), Sanoh Industrial Company, Ltd. (Sanoh) and Sanyo Electric Co., Ltd. (Sanyo). The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

     The Company has a number of strategic alliances and has, as of September 30, 2001, seven major investments accounted for by the equity method: (i) Texaco Ovonic Battery Systems LLC, Ovonic Battery's 50% joint venture with Texaco Energy Systems Inc., a subsidiary of ChevronTexaco, (TESI) to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications, uninterruptible power supplies and telecommunication applications; (ii) Texaco Ovonic Fuel Cell Company LLC, a 50%-owned joint venture with TESI to further develop and commercialize Ovonic(TM) Regenerative Fuel Cells technology; (iii) Texaco Ovonic Hydrogen Systems LLC, a 50%-owned joint venture with TESI to further develop Ovonic(TM) hydrogen storage technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD;
(v) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (vi) Bekaert ECD Solar Systems LLC, United Solar's 40% joint venture with Bekaert; and (vii) Innovative Transportation Systems AG, a German company owned 26% by ECD and 8% by Texaco Ovonic Battery Systems. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd., and United Solar and Bekaert ECD Solar Systems formed

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

a joint venture in Belgium, N.V. Bekaert ECD Europa (Bekaert ECD Europa) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

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

      Certain items for the three months ended September 30, 2000 and as of June 30, 2001 have been reclassified to be consistent with the classification of items as of and for the three months ended September 30, 2001.

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

      The Company entered into foreign currency forward contracts ("forward contracts") on March 30, 2001 for $5,267,000 to hedge the foreign currency exposure on Japanese Yen in anticipation of purchases of machinery related to a machine-building contract. Expected amounts and payment dates for the purchase of the machinery as stated in the purchase

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

orders match the terms within the forward contracts. Thus, the forward contracts have been treated as cash flow hedges under Statement of Financial Accounting Standards (SFAS) 133. The payment dates for both the machinery purchases and forward contracts extend from the period April 23, 2001 to May 15, 2002. As of September 30, 2001, the cash flow hedge was 100% effective. The Company believes that it remains probable that the payment dates for the machinery will take place within 60 days of the scheduled machinery payment dates.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                               Three Months Ended
                                                  September 30,
                                          ----------------------------
                                              2001            2000
                                          ------------    ------------
                                          (Unaudited)     (Unaudited)

       Net Loss                           $(2,764,618)    $(1,744,964)
       OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities         194,229         192,130
                                          ------------    ------------
       COMPREHENSIVE LOSS                 $(2,570,389)    $(1,552,834)
                                          ============    ============

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-Term Investments
----------------------

      Short-term investments consist of commercial paper, classified as available for sale, maturing in 91 days to 32 months from date of acquisition and are stated at cost, which approximates fair market value.

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

Accounts Receivable
-------------------

                                                      September 30,     June 30,
                                                          2001            2001
                                                      -------------   ------------

Long-term contracts accounted for under percentage-
  of-completion accounting
      Revenues recognized but unbilled
          Commercial customers                        $  6,057,157    $ 11,604,014

      Amounts billed to customers
          Commercial customers                           4,476,738       1,215,328
                                                      ------------    ------------
               Sub-total                                10,533,895      12,819,342

Long-term contracts not accounted for under percentage-
  of-completion accounting
      Amounts earned which are billed in the
        subsequent month
          U.S. Government                                  525,206         844,720
          Commercial customers                             436,108          72,970
                                                      ------------    ------------
                                                           961,314         917,690
      Amounts billed
          U.S. Government                                1,176,483       2,545,250
          Commercial customers                              51,020          51,020
                                                      ------------    ------------
                                                         1,227,503       2,596,270
      Retainages
          U.S. Government                                   10,500          40,500
                                                      ------------    ------------
               Sub-total                                 2,199,317       3,554,460

Amounts unbilled for other than long-term contracts
          Commercial customers                           1,853,569       2,164,631

Amounts billed for other than long-term contracts
          Commercial customers                             897,161         853,661

Allowance for uncollectible accounts                      (548,000)       (583,000)
                                                      ------------    ------------
               TOTAL                                  $ 14,935,942    $ 18,809,094
                                                      ============    ============

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at September 30, 2001 and June 30, 2001. Certain U.S. government contracts remain subject to audit.

      Included in accounts receivable at September 30, 2001, is $9,953,802 due from Rare Earth Ovonic joint ventures in China (see Note D).

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                      September 30,      June 30,
                                                          2001             2001
                                                      -------------    ------------
Long-term contracts accounted for under percentage-
   of-completion accounting
      Revenues recognized but unbilled
          Bekaert ECD Solar Systems                    $   560,806     $ 1,229,324
          Texaco Ovonic Battery Systems                    101,860          -
                                                       -----------     -----------
                                                           662,666       1,229,324
                                                       -----------     -----------
      Amounts billed
          Bekaert ECD Solar Systems                     10,269,348       5,637,611
          Texaco Ovonic Battery Systems                    161,000          -
                                                       -----------     -----------
                                                        10,430,348       5,637,611
                                                       -----------     -----------
              Sub-total                                 11,093,014       6,866,935

Long-term contracts not accounted for under percentage-
   of-completion accounting
      Amounts earned which are billed in the
        subsequent month
          Bekaert-ECD Solar Systems                        130,000         130,000
          Ovonic Media                                     423,103          16,748
          Texaco Ovonic Battery Systems (formerly GM
            Ovonic)                                      1,695,668       6,432,859
          Texaco Ovonic Fuel Cell Company                  664,582         932,323
          Texaco Ovonic Hydrogen Systems                 1,123,799         777,441
                                                       -----------     -----------
              Sub-total                                  4,037,152       8,289,371

      Amounts billed
          Texaco Ovonic Battery Systems (formerly GM
            Ovonic                                       2,249,476         185,830
          Texaco Ovonic Fuel Cell Company                1,090,624          -
          Texaco Ovonic Hydrogen Systems                 1,917,699          -
                                                       -----------     -----------
                                                         5,257,799         185,830

      Amounts unbilled for other than long-term contracts
          Texaco Ovonic Battery Systems (formerly
            GM Ovonic)                                      -               20,714
          Innovative Transportation Systems                500,000          -
          Ovonyx                                            40,023          30,875
                                                       -----------     -----------
              Sub-total                                    540,023          51,589

      Amounts billed for other than long-term contracts
          Bekaert ECD Solar Systems                        400,532         396,912
          Texaco Ovonic Battery Systems (formerly
            GM Ovonic)                                      41,009         187,132
          Ovonyx                                           103,500          25,863
                                                       -----------     -----------
              Sub-total                                    545,041         609,907
                                                       -----------     -----------
              TOTAL                                    $21,473,029     $16,003,632
                                                       ===========     ===========


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Inventories
-----------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials, battery packs and other products, together with supplies, are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

      Inventories for United Solar and Ovonic Battery are as follows:

                                      September 30,      June 30,
                                          2001             2001
                                      -------------    ------------

           Finished products           $   61,980       $  109,500
           Work in process                819,171          809,829
           Raw materials                  512,748          414,213
                                       ----------       ----------
                                       $1,393,899       $1,333,542
                                       ==========       ==========


Long-Term Note Receivable
-------------------------

      In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This non-interest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 2004 in connection with the acquisition of Canon's interest in United Solar (see Note D).

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

Product Sales
-------------

      Product sales include photovoltaics, metal hydride materials, revenues related to building of battery packs, and revenues related to machine-building contracts. Revenues related to machine-building contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. In certain cases, low sales volumes related to metal hydride materials combined with high fixed costs result in losses.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2001           2000
                                                    ------------   ------------
        Product sales:
            Machine building                         $ 8,412,455    $ 1,024,031
            Battery packs                                121,693        178,075
            Metal hydride materials                      129,210         26,040
                                                     -----------    -----------
                                                       8,663,358      1,228,146
                                                     -----------    -----------
        Product sales-related parties:
            Photovoltaics                              1,229,545      1,381,043
            Machine building                           1,141,041        538,846
            Battery packs                                 52,860         -
            Metal hydride materials                       72,848         43,529
                                                     -----------    -----------
                                                       2,496,294      1,963,418
                                                     -----------    -----------
        Total product sales                          $11,159,652    $ 3,191,564
                                                     ===========    ===========

        Royalties
            Battery technology                       $   567,811    $   848,997
            Optical memory                                34,416         26,639
                                                     -----------    -----------
                                                         602,227        875,636
                                                     -----------    -----------
        Royalties-related parties
            Optical memory                                 6,617         -
                                                     -----------    -----------
                                                           6,617        -
                                                     -----------    -----------
        Total royalties                              $   608,844    $   875,636
                                                     ===========    ===========

        Revenues from product development agreements:
            Photovoltaics                            $ 1,016,835    $   870,443
            Battery technology                           481,661        662,227
            Optical memory                               111,978         77,596
            Hydrogen                                     164,057        346,940
                                                     -----------    -----------
                                                       1,774,531      1,957,206
                                                     -----------    -----------
        Revenues from product development
          agreements - related parties:
            Battery technology                         3,129,029        132,001
            Optical memory                               406,355        667,269
            Hydrogen                                   3,297,638      1,440,000
            Fuel cells                                 1,935,978        897,000
                                                     -----------    -----------
                                                       8,769,000      3,136,270
                                                     -----------    -----------
        Total revenues from product development
          agreements                                 $10,543,531    $ 5,093,476
                                                     ===========    ===========

        License and other agreements:
            Battery technology                       $    -         $   300,000
                                                     -----------    -----------
                                                     $    -         $   300,000
                                                     ===========    ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:


                                             Three Months Ended
                                                September 30,
                                        ----------------------------
                                            2001            2000
                                        ------------    ------------

              United States             $12,302,218     $ 6,748,955
              Mexico                      1,229,545       1,381,403
              China                       8,423,846       1,198,037
              Australia                      -              735,783
              Germany                        37,575          38,001
              Japan                         440,777          17,355
              Hong Kong                      24,618          14,576
                                        -----------     -----------
                                        $22,458,579     $10,134,110
                                        ===========     ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 2001 and June 30, 2001, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                        September 30,     June 30,
                                            2001            2001
                                        ------------    ------------
              Battery                   $ 1,785,974     $ 1,819,416
              Optical memory              1,980,519       1,999,072
                                        -----------     -----------
                                        $ 3,766,493     $ 3,818,488
                                        ===========     ===========


      During the three months ended September 30, 2001 and 2000, $51,995 and $4,704, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

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

        - Bekaert ECD Solar Systems paid to ECD $12,000,000 in cash (paid at the closing of the transaction), and will pay to ECD $12,000,000 (to be paid no later than January 1, 2004).

        -   ECD paid to Canon for all of Canon's shares in United Solar stock
            (1) $12,000,000 in cash, (2) a note, guaranteed by Bekaert, for $12,000,000 to be paid to Canon no later than January 1, 2004 and
            (3) 700,000 shares of ECD Common Stock.

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

      At the close of this transaction, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 25MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      Effective April 11, 2000, ECD has consolidated United Solar in ECD's financial statements. Prior to the transaction, United Solar's fiscal year end was December 31. United Solar's year end has been changed to June 30 to coincide with ECD's year end.

      ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 and the $456,630 balance in ECD-United Solar's joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which results in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The resulting negative goodwill ($3,265,000) is being amortized over seven years on a straight-line basis.

      The Financial Accounting Standards Board (FASB) has issued SFAS 142, "Goodwill and Other Intangible Assets." This would require the Company to recognize any unamortized negative goodwill as an extraordinary gain no later than July 1, 2002. The Company does not plan to implement this new standard before that date, but will continue to amortize negative goodwill through June 30, 2002 and will recognize the balance of approximately $2,216,000 as an extraordinary gain at July 1, 2002.

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                        BEKAERT ECD SOLAR SYSTEMS LLC
                           STATEMENT OF OPERATIONS
                           -----------------------

                                                   Three Months Ended
                                                      September 30,
                                              -----------------------------
                                                  2001             2000
                                              ------------     ------------
                                              (Unaudited)      (Unaudited)

          Revenues                            $ 4,009,815      $ 1,233,891

          Operating Expenses:
              Cost of Sales                     4,498,503        1,148,407
              General and Administrative        1,290,397          678,962
                                              ------------     ------------
                  Total Expenses                5,788,900        1,827,369
          Other Income (Expense)                 (143,209)          76,147
                                              ------------     ------------
          Net Loss                            $(1,922,294)     $  (517,331)
                                              ============     ============

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                        BEKAERT ECD SOLAR SYSTEMS LLC
                                BALANCE SHEET
                                -------------

                                                       September 30, 2001
                                                       ------------------
                                                          (Unaudited)
          Current Assets:
              Cash and Cash Equivalents                   $ 11,571,574
              Inventory                                      7,737,499
              Other Current Assets                           4,836,075
                                                          ------------
                  Total Current Assets                      24,145,148
          Property, Plant and Equipment (Net)               40,809,012
          Other Assets                                      20,517,811
                                                          ------------
                  Total Assets                            $ 85,471,971
                                                          ============

          Current Liabilities:
              Accounts Payable and Accrued Expenses       $ 14,774,212
                                                          ------------
                  Total Current Liabilities                 14,774,212
          Long-term Liabilities:
              Note Payable - ECD                            10,418,493
              Note Payable - United Solar                    4,597,946
              Other                                             88,453
                                                          ------------
                  Total Long-term Liabilities               15,104,892
                                                          ------------
          Members' Equity                                   55,592,867
                                                          ------------
                  Total Liabilities and Members' Equity   $ 85,471,971
                                                          ============

Texaco Ovonic Battery Systems

      On July 17, 2001, TESI bought General Motors Corporation's interest in GM Ovonic, LLC. GM Ovonic had been previously formed as a joint venture between Ovonic Battery and General Motors for the manufacture and commercialization of Ovonic NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. As of June 30, 2001, General Motors had a 60% interest and Ovonic Battery had a 40% interest in this joint venture. Ovonic Battery contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic NiMH battery technology to the joint venture. The contribution of General Motors consisted of operating capital, plant, equipment and management personnel necessary for the volume production of batteries.

      Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by TESI. The joint venture plans to increase production capacity, engage in market development activities and implement an advanced product development program. These activities will be funded by TESI and include a contract from Texaco Ovonic Battery Systems to Ovonic Battery for advanced product development work. Ovonic Battery contributed additional technology to

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

the joint venture to allow it to expand the application of Ovonic nickel metal hydride battery technology to include telecommunications and uninterruptible power supply (UPS).

      There are no financial statements currently available for Texaco Ovonic Battery Systems.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance (a corporation was formed on June 23, 1999), Ovonyx (initially owned 50% by ECD and the balance owned by Mr. Lowrey together with an affiliate of Mr. Lowrey), to commercialize ECD's Ovonic Unified Memory. In February 2000, Ovonyx formed a strategic alliance with Intel Corporation in which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program utilizing one of Intel's wafer fabrication facilities. Presently, ECD owns 41.7% of Ovonyx, Mr. Lowrey and his affiliate own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      ECD recorded revenues from Ovonyx of $101,000 and $94,000 for the three months ended September 30, 2001 and 2000, respectively, representing services performed for its operations which commenced on January 15, 1999.

Texaco Ovonic Fuel Cell

      In September 2000, ECD and TESI, a wholly owned subsidiary of Texaco, formed Texaco Ovonic Fuel Cell. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic(TM) Regenerative Fuel Cells technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell that are derived from Texaco Ovonic Fuel Cell's financial statements.

                      TEXACO OVONIC FUEL CELL COMPANY LLC
                            STATEMENT OF OPERATIONS
                            -----------------------

                                                        Three Months Ended
                                                        September 30, 2001
                                                        ------------------
                                                            (Unaudited)
          Revenues
              Dividend Income                               $     1,433

          Expenses:
              Product Development - Paid or Payable to ECD    1,511,776
              Product Development - Paid or Payable to TESI     338,236
              Depreciation Expense                               74,584
                                                            -----------
                  Total Expenses                              1,924,596
                                                            -----------
          Net Loss                                          $(1,923,163)
                                                            ===========

                      TEXACO OVONIC FUEL CELL COMPANY LLC
                                 BALANCE SHEET
                                 -------------

                                                        September 30, 2001
                                                        ------------------
                                                           (Unaudited)
          Current Assets:
              Cash and Cash Equivalents                     $ 1,107,970
                                                            -----------
                  Total Current Assets                        1,107,970
          Fixed Assets:
              Leasehold Improvements                            866,845
              Machinery and Other Equipment                     863,113
              Construction in Progress                          319,091
                                                            -----------
                  Total Fixed Assets                          2,049,049
          Less Accumulated Depreciation and Amortization       (129,713)
                                                            -----------
              Net Fixed Assets                                1,919,336
                                                            -----------
                  Total Assets                              $ 3,027,306
                                                            ===========

          Current Liabilities:
              Amount Due ECD                                $ 1,755,206
              Amount Due TESI                                   338,236
                                                            -----------
                  Total Current Liabilities                   2,093,442

          Members' Equity:
              Capital Contributions                          10,550,000
              Cumulative Deficit                             (9,616,136)
                                                            -----------
                  Total Members' Equity                         933,864
                                                            -----------
                  Total Liabilities and Members' Equity     $ 3,027,306
                                                            ===========

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the three months ended September 30, 2001 and 2000, the Company recorded revenues of $1,936,000 and $897,000, respectively, for services provided to this joint venture.

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems. TESI will fund initial product and market development. The primary use of this funding is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic(TM) hydrogen technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from Texaco Ovonic Hydrogen Systems' financial statements.


                   TEXACO OVONIC HYDROGEN SYSTEMS LLC
                        STATEMENT OF OPERATIONS
                        -----------------------


                                                             Three Months Ended
                                                             September 30, 2001
                                                             ------------------
                                                                (Unaudited)
          Revenues
              Dividend Income                                   $     1,472

          Expenses:
              Product Development - Paid or Payable to ECD        2,804,189
              Product Development - Paid or Payable to TESI         425,728
              Depreciation Expense                                   87,126
                                                                -----------
                  Total Expenses                                  3,317,043
                                                                -----------

          Net Loss                                              $(3,315,571)
                                                                ===========

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                   TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            BALANCE SHEET
                            -------------
                                                         September 30, 2001
                                                         -----------------
                                                            (Unaudited)
          Current Assets:
              Cash and Cash Equivalents                     $    185,152
                                                            ------------
                  Total Current Assets                           185,152
          Fixed Assets:
              Leasehold Improvements                             910,410
              Machinery and Other Equipment                      896,729
              Construction in Progress                           582,365
                                                            ------------
                  Total Fixed Assets                           2,389,504
          Less Accumulated Depreciation and Amortization        (156,221)
                                                            ------------
              Net Fixed Assets                                 2,233,283
                                                            ------------
                  Total Assets                              $  2,418,435
                                                            ============

          Current Liabilities:
              Amount Due ECD                                $  3,041,498
              Amount Due TESI                                    425,728
                                                            ------------
                  Total Current Liabilities                    3,467,226

          Members' Equity:
              Capital Contributions                           12,827,000
              Cumulative Deficit                             (13,875,791)
                                                            ------------
                  Total Members' Equity                       (1,048,791)
                                                            ------------
                  Total Liabilities and Members' Equity     $  2,418,435
                                                            ============

      During the three months ended September 30, 2001 and 2000, the Company recorded revenues of $3,298,000 and $1,440,000, respectively, for services provided to this joint venture.

Innovative Transportation Systems

      Innovative Transportation Systems, a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility, Inc. Common Stock. At the inception of Innovative Transportation Systems, ECD's interest was 5.7%. ECD's interest increased to 30% as of March 8, 2001 as a result of additional investments. As of March 8, 2001, ECD is using the equity method to account for its investment in Innovative Transportation Systems. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in Innovative Transportation Systems for an 8% investment, reducing ECD's ownership to 26%.

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

      For the three months ended September 30, 2001 and 2000, the Company had revenues of $406,000 and $667,000, respectively, from Ovonic Media for providing services.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                             OVONIC MEDIA, LLC
                          STATEMENT OF OPERATIONS
                          -----------------------

                                                   Three Months Ended
                                                      September 30,
                                              -----------------------------
                                                  2001             2000
                                              ------------     ------------
                                              (Unaudited)      (Unaudited)

          Revenues                             $    -          $    -

          Operating Expenses:
              Product Development                 290,369         510,862
              General and Administrative           90,878         100,824
                                               ----------      ----------
                  Total Expenses                  381,247         611,686
                                               ----------      ----------
          Loss From Operations                   (381,247)       (611,686)
              Interest Expense                      -              (2,922)
                                               ----------      ----------
          Net Loss                             $ (381,247)     $ (614,608)
                                               ==========      ==========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                              OVONIC MEDIA, LLC
                                BALANCE SHEET
                                -------------

                                                          September 30, 2001
                                                          ------------------
                                                             (Unaudited)

          Current Assets                                   $     -
          Property, Plant and Equipment (Net)                   594,687
                                                           ------------
                 Total Assets                              $    594,687
                                                           ============

          Current Liabilities:
              Accounts Payable to ECD                      $    423,696
                                                           ------------
                  Total Liabilities                             423,696

          Members' Equity:
              Capital Contributions                           3,080,584
              Accumulated Deficit                            (2,909,593)
                                                           ------------
                  Total Members' Equity                         170,991
                                                           ------------

                  Total Liabilities and Members' Equity    $    594,687
                                                           ============

Investment in EV Global and Rare Earth Ovonic

      In February 1998, ECD and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement (Agreement) which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The Agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock. ECD's interest in EV Global is less than 1%.

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic nickel hydroxide materials and production equipment for NiMH batteries. As of September 30, 2001, three of the contemplated five joint ventures have been started. ECD and Ovonic Battery contributed technology for their 19% interest in each of these joint ventures. All of these joint ventures are being accounted for using the cost method of accounting.

      Ovonic Battery has three contracts to supply equipment and technology totaling $63.6 million to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $49.1 million from the Bank of Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

limited to, nonpayment due to force majeure, acts of war, or other political or economic events. Of the total Letters of Credit of $49.1 million, LaSalle Bank has accepted the risk of nonpayment due to nonconforming documents for payments totaling $18.5 million. To date, Ovonic Battery has received payments totaling $16.5 million under the three contracts, $7.1 million for amounts not covered by Letters of Credit and $9.4 million for amounts covered by Letters of Credit. The $9.4 million received under the Letters of Credit was paid to Ovonic Battery by LaSalle Bank under the guarantees related to conforming documents. To date, LaSalle Bank has not been paid by the Bank of Communications based on the contention that the documents presented were nonconforming. The Company is in discussions with its joint venture partner in China to resolve the issues. The Company has outstanding accounts receivable of approximately $10 million at September 30, 2001. It is not possible to estimate the impact, if any, on the Company's financial statements.

Sovlux

      In 1990, ECD formed Sovlux, a joint venture to manufacture ECD's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy (Minatom). Sovlux has not been able to continue production of photovoltaic products due to current economic conditions in Russia.

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

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE E - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the three months ended September 30 are computed as follows:

                                                        2001            2000
                                                    ------------    ------------

  Weighted average number of shares outstanding      20,972,923      18,883,836

  Net loss                                          $(2,764,618)    $(1,744,964)

  BASIC NET LOSS PER SHARE                          $      (.13)    $      (.09)
                                                    ===========     ===========

  Weighted average number of shares outstanding      20,972,923      18,883,836

  Weighted average shares for dilutive securities        0               0
                                                    -----------     -----------
  Average number of shares outstanding and
     potential dilutive shares                       20,972,923      18,883,836

  Net loss                                          $(2,764,618)    $(1,744,964)

  DILUTED NET LOSS PER SHARE                        $      (.13)    $      (.09)
                                                    ===========     ===========

      Due to the Company's net losses, 2001 and 2000 weighted average shares of potential dilutive securities of 994,318 and 2,272,395, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were an additional 39,034 potentially dilutive securities which were excluded from the 2001 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)

                                                                          Consolidating
                                 ECD       Ovonic Battery   United Solar     Entries      Consolidated
                               --------    --------------   ------------  -------------   ------------

Revenues
    Three months ended
      September 30, 2001       $ 19,811       $ 12,969        $  1,648       $(11,969)       $ 22,459
      September 30, 2000          5,920          3,421           2,251         (1,458)         10,134


Interest Income
    Three months ended
      September 30, 2001       $  1,279       $   -           $     78       $   -           $  1,357
      September 30, 2000          1,523           -                 31           -              1,554

Interest Expense*
    Three months ended
      September 30, 2001       $   -          $     35        $    120       $   -           $    155
      September 30, 2000           -                74             147           -                221

Operating Loss
    Three months ended
      September 30, 2001       $   (458)      $ (2,006)       $ (1,050)      $   (383)       $ (3,897)
      September 30, 2000            379         (3,564)           (178)           270          (3,093)


Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      September 30, 2001       $   (129)      $   -           $   (769)      $    125        $   (773)
      September 30, 2000           -              -               (206)          -               (206)

Depreciation and
  Amortization Expense
    Three months ended
      September 30, 2001       $    189       $    284        $    433       $   (409)       $    497
      September 30, 2000            161            391             439           (437)            554



              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                                          Consolidating
                                 ECD       Ovonic Battery   United Solar     Entries      Consolidated
                               --------    --------------   ------------  -------------   ------------
Capital Expenditures
    Three months ended
      September 30, 2001       $  1,662       $     89        $    208       $   -           $  1,959
      September 30, 2000             54             74             171           -                299

Investments in Equity
  Method Investees
    Three months ended
      September 30, 2001       $   -          $   -           $ 21,971       $   -           $ 21,971
      September 30, 2000           -              -             21,950           -             21,950

Identifiable Assets
    Three months ended
      September 30, 2001       $175,177       $ 21,185        $ 37,122       $(27,826)       $205,658
      September 30, 2000        130,798          7,608          45,793        (27,786)        156,413



----------
    * Excludes intercompany interest.

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

Note H - Contingent Liabilities
-------------------------------

      The Company's contracts with the U.S. government and its agencies are subject to the audits by the Defense Contract Audit Agency (DCAA). DCAA is in the process of auditing the Company's indirect rates, including its methodology of computing these rates, for the year ended June 30, 1999. In its draft report, DCAA has questioned the allowability, and the allocability, of certain costs. In addition, DCAA has stated that there could be penalties imposed. The Company is, together with its government consultants, in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. It is not possible to estimate the effect of the resolution of all of the issues, but management believes the range of additional cost to be from zero dollars to $2,200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected in future periods.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
           OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains forward-looking statements about our financial condition, results of operations, plans, objectives, future performance and business. In addition, from time to time we and our representatives have made or may make forward-looking statements orally or in writing. The words "may," "will," "believes," "expects," "intends," "anticipates," "estimates," and similar expressions have been used in this Quarterly Report to identify forward-looking statements.

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

  - our licensees and joint venture partners may be unwilling or unable to meet their commitments or devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

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

                            Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2000
------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. According to generally accepted accounting principles as practiced in the United States, the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss of $2,765,000 on revenues of $22,459,000 in the three months ended September 30, 2001 compared to a net loss of $1,745,000 on revenues of $10,134,000 for the three months ended September 30, 2000. The $1,020,000 increase in the net loss resulted primarily from higher cost of patent defense and the maintenance of core competency in manufacture of materials in the Ovonic Battery segment and higher costs at the United Solar segment related to its move to its Auburn Hills facility, together with costs at United Solar associated with its expansion in connection with the 25MW production capacity scheduled to be on line in 2002.

      The increased loss resulted from an $837,000 decrease for the ECD segment (operating loss of $458,000 in 2001 versus operating income of $379,000 in 2000) and an increased operating loss of $872,000 for United Solar (operating loss of $1,050,000 in 2001 versus operating loss of $178,000 in 2000), partially offset by a $1,558,000 improvement for Ovonic Battery (operating loss of $2,006,000 in 2001 versus operating loss of $3,564,000 in 2000).

      The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride battery technology have led to a family of batteries not only for hybrid electric vehicles, electric vehicles and fuel cell electric vehicles, but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications. Expenses related to metal hydride materials production and the ongoing protection of the Company's intellectual property also contributed to the 2001 losses. Partially offsetting the loss from operations in the three months ended September 30, 2001 was other income (net) of $1,132,000 compared to other income (net) of $1,348,000 in the prior year.

      The increase in revenues primarily resulted from higher revenues from product development agreements ($5,450,000) and higher product sales ($7,968,000), partially offset by lower royalties ($267,000) and license and other agreements (zero in 2001 and $300,000 in 2000). The ECD segment's revenues increased to $19,811,000 in 2001 from $5,920,000 in 2000 due to increased revenues from product development agreements of $2,968,000, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell and due to machine-building sales to Bekaert ECD Solar Systems to build manufacturing equipment to make solar panels capable of producing 25MW of electrical power on an annual basis. The $9,548,000 increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($8,412,000 in 2001 versus $884,000 in 2000), increased revenues from product development agreements ($3,611,000 in 2001 versus $794,000 in 2000), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, and decreased revenues from license and other agreements (zero in 2001 versus $300,000 in 2000). United Solar's 2001 revenues decreased to $1,648,000 in 2001 versus $2,251,000 in 2000.

      Product sales, consisting of machine building, photovoltaic products, metal hydride materials and battery packs, increased 250% to $11,160,000 in the three months ended September 30, 2001 from $3,192,000 in the three months ended September 30, 2000. Machine-building revenues increased 511% to $9,553,000 in 2001 from $1,563,000 in 2000. The increase in machine-building revenues in 2001 relate primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($8,412,000 in 2001 compared to $884,000 in 2000) and ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar panels capable of producing annually 25MW of electrical power ($1,141,000 in 2001 compared to $538,000 in 2000). All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $1,381,000 for 2000 and $1,230,000 for 2001 (see Note D). Sales of metal hydride materials were $202,000 in

2001 compared to $70,000 in 2000. The Company currently has a product sales backlog of $39,733,000, $32,983,000 of which is expected to be recognized as revenues in Fiscal 2002.

      Royalties decreased 30% to $609,000 in the three months ended September 30, 2001 from $876,000 in the three months ended September 30, 2000. The royalties the Company receives continue to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share.

      Revenues from product development agreements increased 107% to $10,544,000 in the three months ended September 30, 2001 from $5,093,000 in the three months ended September 30, 2000. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($3,298,000 for 2001 compared to $1,440,000 for
2000), Texaco Ovonic Fuel Cell ($1,936,000 for 2001 compared to $897,000 for
2000) and Texaco Ovonic Battery Systems ($3,064,000 for 2001 compared to zero in
2000) for advanced product development services, all of which began in Fiscal 2001. Partially offsetting these increases were the completion of programs with National Institute of Standards and Technology, which advanced the Company's hydrogen storage and optical memory technologies ($112,000 in 2001 versus $660,000 in 2000), contracts with Ovonic Media ($406,000 in 2001 versus $667,000 in 2000) and Partnership for a New Generation of Vehicles (zero in 2001 versus $71,000 in 2000).

      Revenues from license and other agreements decreased to zero in the three months ended September 30, 2001 from $300,000 in the three months ended September 30, 2000. The 2000 license fees included $250,000 from BYD Battery Co., Ltd. and $50,000 from SANIK Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $147,000 in the three months ended September 30, 2001 from $673,000 in the three months ended September 30, 2000. This decrease was due to decreases in Texaco Ovonic Battery Systems (formerly GM Ovonic) (zero in 2001 versus $335,000 in 2000) and Bekaert ECD Solar Systems ($3,000 in 2001 versus $193,000 in 2000). Revenues from Texaco Ovonic Battery Systems were lower due to reduced activity. Revenues from Bekaert ECD Solar Systems were lower due to lower management fees in 2001.

      The $7,510,000 increase in cost of product sales in the three months ended September 30, 2001 results from the $7,968,000 increase in product sales. The $455,000 gross profit on product sales in 2001 is an improvement of $458,000 compared to 2000. The improvement primarily results from machine-building contracts with positive margins. Partially offsetting the profitability of the machine-building contracts is the continued loss on the sales of metal hydride materials which resulted from the Company maintaining its production capacity to produce hydride powders to meet the future needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for metal hydride materials, combined with high fixed costs, result in the loss on product sales for these products.

      For the three months ended September 30, 2001, compared to the three months ended September 30, 2000, the net cost of product development to the Company decreased by $155,000 despite an increase in expenditures for the development products by $5,296,000 because the amount of funding received by customers increased by $5,451,000.

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2001           2000
                                                    ------------   ------------
     Cost of revenues from product development
       agreements                                   $ 10,320,000   $ 4,561,000
     Product development and research                  1,916,000     2,379,000
                                                    ------------   -----------
            Total cost of product development         12,236,000     6,940,000
     Revenues from product development
       agreements                                     10,544,000     5,093,000
                                                    ------------   -----------
            Net cost of product development         $  1,692,000   $ 1,847,000


The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $1,349,000 in the three months ended September 30, 2001 from $991,000 in the three months ended September 30, 2000, principally due to litigation costs ($606,000 in 2001 versus $387,000 in 2000) for the protection of the Company's NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      The decrease in operating, general and administrative expenses from $2,102,000 in the three months ended September 30, 2000 to $2,066,000 in the three months ended September 30, 2001 was due to increased allocations to product development research expenses and to cost of revenues from product development agreements ($2,073,000), partially offset by increased spending ($1,930,000) due to personnel additions and other expenses associated with the Company's growth and $107,000 due to the inclusion of United Solar expenses for 2001.

      The $216,000 decrease in other income (net) ($1,132,000 income in 2001 compared to $1,348,000 income in 2000) resulted primarily from lower interest income ($1,357,000 in 2001 compared to $1,554,000 in 2000) because of lower interest rates on its investments and from higher equity losses ($773,000 in 2001 compared to $207,000 in 2000) partially offset by higher minority interest share of losses relating to Bekaert's 19% ownership of United Solar ($353,000 in 2001 versus $95,000 in 2000).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

                        Liquidity and Capital Resources

      As of September 30, 2001, the Company had unrestricted consolidated cash, cash equivalents, short-term investments and accounts receivable (including $21,473,000 of amounts due from related parties) of $155,836,000, an increase of $39,060,000 from June 30, 2001. As of September 30, 2001, the Company had consolidated working capital of $133,195,000 compared with a consolidated working capital of $92,577,000 as of June 30, 2001. Since June 30, 2001, ECD has received approximately $44,466,000 from the exercise of warrants and from additional shares purchased by Texaco to maintain its 20% ownership.

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

      During the three months ended September 30, 2001, of the Company's $119,428,000 cash, cash equivalents and short-term investments, the Company purchased $35,622,000 of short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 32 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of September 30, 2001, there were two investments which, at that time, did not comply with this policy. The Company believes that this was only a temporary situation and, based on advice from its bank, has continued to hold these investments.

      During the three months ended September 30, 2001, $4,667,000 of cash was used in operations. The difference between the net loss of $2,765,000 and the net cash used in operations was principally due to increases in amounts due from related parties and in deferred revenues, partially offset by increases in accounts receivable. In addition, $1,959,000 of machinery and equipment was purchased or constructed, principally for ECD's expansion and for United Solar, during this period.

      Ovonic Battery has three contracts to supply equipment and technology totaling $63.6 million to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $49.1 million from the Bank of Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not limited to, nonpayment due to force majeure, acts of war, or other political or economic events. Of the total Letters of Credit of $49.1 million, LaSalle Bank has accepted the risk of nonpayment due to nonconforming documents for payments totaling $18.5 million. To date, Ovonic Battery has received payments totaling $16.5 million under the three contracts, $7.1 million for amounts not covered by Letters of Credit and $9.4 million for amounts covered by Letters of Credit. The $9.4 million received under the Letters of Credit was paid to Ovonic Battery by LaSalle Bank under the guarantees related to conforming documents. To date, LaSalle Bank has not been paid by the Bank of Communications based on the contention that the documents presented were nonconforming. The Company is in discussions with its joint venture partner in China to resolve the issues. The Company has outstanding accounts receivable of approximately $10 million at September 30, 2001. It is not possible to estimate the impact, if any, on the Company's financial statements.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

      - Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and TESI formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as to further develop them for non-automotive applications. TESI will fund approximately $150,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Troy, Michigan, and in Kettering, Ohio, and for market development and advanced product development. The advanced product development will be accomplished through a $48,000,000 product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $3,064,000 for work performed under the contract in the three months ended September 30, 2001 and is budgeted to receive approximately $17,000,000 in 2002.

      - Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and TESI formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. TESI will fund an initial amount of up to $104,000,000, including product and market development. The principal use of the funds is to fund a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $3,298,000 for work performed under the contract in the three months ended September 30, 2001 and is budgeted to receive approximately $16,000,000 in 2002.

      - Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and TESI formed whose initial mission is to further develop Ovonic regenerative fuel cell technology to validate manufacturing methodologies and produce production-ready prototypes. TESI will fund initial product and market development of up to $70,000,000. The primary use of this funding is to fund a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, will last up to three years, and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $1,936,000 for work performed under the contract in the three months ended September 30, 2001 and is budgeted to receive approximately $14,000,000 in 2002.

      - Bekaert ECD Solar Systems/United Solar - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out United Solar's previous joint venture partner). The remaining funds will be used to fund a fivefold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $55,000,000 with an annual capacity of 25MW. Bekaert ECD Solar Systems/United Solar require approximately $40,000,000 in financing to fund capital equipment, start up, increased working capital requirements and operating losses. The Company and Bekaert are considering various funding mechanisms that could result in Bekaert and ECD guaranteeing debt of Bekaert ECD Solar Systems.

      - Ovonic Media, LLC - a strategic alliance formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media. ECD received a $3,000,000 contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. Following a successful demonstration, the partners are currently developing a commercialization and financing plan.

      - Ovonyx, Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others with a purpose to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as FLASH, SRAM and DRAM. Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition, ECD receives royalties from Ovonyx equal to .5% of Ovonyx's revenues.

      These strategic alliances and new business agreements have both near-term and long-term impacts on the Company's capital resources. The ChevronTexaco, Bekaert, Ovonyx and General Electric agreements have resulted in reduced cash expenditures as the Company's business partners have assumed the responsibility for funding operations, while, at the same time, form the basis in the long term to commercialize the Company's products.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

      On October 9, 2001, the shareholders of Texaco Inc. and Chevron Corp. voted on the merger of Texaco and Chevron. The combined companies have been renamed ChevronTexaco Corporation and TRMI Holdings is a wholly owned subsidiary of ChevronTexaco.

      So long as ChevronTexaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to ChevronTexaco, ChevronTexaco has the right to purchase additional ECD Stock in order for ChevronTexaco to maintain its same proportionate interest in ECD Stock as ChevronTexaco held prior to the issuance of the additional ECD Stock. If ChevronTexaco elects to purchase ECD Common Stock, the purchase price shall be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which ChevronTexaco is entitled to purchase.

      If ChevronTexaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, ChevronTexaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice shall terminate.

      ChevronTexaco purchased 448,358 shares of ECD Common Stock on August 29, 2001 for $8,894,000 to maintain its 20% proportionate interest in the Company. Previously, ChevronTexaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000, 39,805 shares for approximately $1,078,000 on January 31, 2001 and 20,437 additional shares for approximately $572,000 on May 8, 2001.

      ChevronTexaco acquired the ECD Common Stock in a private transaction and had access to all material information relating to ECD. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $119,428,000 and $81,956,000 of these investments on September 30, 2001 and June 30, 2001, respectively. On September 30, 2001, the investments had an average maturity of 292 days, $74,444,000 of which had maturities of 91 days to 32 months. On June 30, 2001, the investments had an average maturity of 224 days, $48,909,000 of which had maturities of 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of September 30, 2001, there were two investments which, at that time, did not comply with this policy. The Company believes that this was only a temporary situation and, based on advice from its bank, has continued to hold these investments. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our September 30, 2001 portfolio of approximately $915,000.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      A.    Exhibits
            --------

      10.1 Amended and Restated Operating Agreement of Texaco Ovonic Battery Systems LLC (f/k/a GM Ovonic L.L.C.) dated as of July 17, 2001 by and between Texaco Energy Systems Inc. and Ovonic Battery Company, Inc.

       3.1 Amendment to Article VIII of the Bylaws effective as of November 8, 2001


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


                                    Energy Conversion Devices, Inc.
                                    -------------------------------
                                    (Registrant)



                              By:   /s/ Stephan W. Zumsteg
                                    --------------------------------------------
                                    Stephan W. Zumsteg
Date: November 14, 2001             Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)



                              By:   /s/ Stanford R. Ovshinsky
                                    --------------------------------------------
                                    Stanford R. Ovshinsky
Date: November 14, 2001             President and Chief Executive Officer