Form 10-Q
period 2001-12-31
ENERGY CONVERSION DEVICES INC
filed 2002-02-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     DECEMBER 31, 2001
                    -----------------------------------------------------------

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

            Commission file number        1-8403
                                   ---------------------

                        ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


    DELAWARE                                              38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   2956 WATERVIEW DRIVE, ROCHESTER HILLS, MICHIGAN                     48309
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code         (248) 293-0440
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

      As of February 12, 2002, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 21,242,473 shares of Common Stock outstanding.


                               Page 1 of 47 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                                (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                  December 31,                     December 31,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
REVENUES
  Product sales                            $ 8,715,512     $ 1,453,540     $ 17,378,870    $ 2,681,686
  Product sales to related parties           2,460,484       2,315,408        4,956,778      4,278,826
                                           -----------     -----------     ------------    -----------
      Total product sales                   11,175,996       3,768,948       22,335,648      6,960,512

  Royalties                                    411,268         798,224        1,013,495      1,673,860
  Royalties - related parties                    4,368          -                10,985         -
                                           -----------     -----------     ------------    -----------
      Total royalties                          415,636         798,224        1,024,480      1,673,860

  Revenues from product development
    agreements                               1,963,884       1,380,318        3,738,415      3,337,524
  Revenues from product development
   agreements with related parties          13,036,736       6,387,910       21,805,736      9,524,180
                                           -----------     -----------     ------------    -----------
      Total revenues from product
        development agreements              15,000,620       7,768,228       25,544,151     12,861,704
  Revenues from license and other
    agreements                                  -            2,500,000           -           2,800,000
  Other                                         27,251         111,659           71,541        163,161
  Other revenues from related parties          125,395         140,821          227,657        762,753
                                            ----------     -----------     ------------    -----------
      Total other revenues                     152,646         252,480          299,198        925,914
                                           -----------     -----------     ------------    -----------
        TOTAL REVENUES                      26,744,898      15,087,880       49,203,477     25,221,990

EXPENSES
  Cost of product sales                     10,470,201       3,786,622       21,174,658      6,981,181
  Cost of revenues from product
   development agreements                   14,896,043       7,422,280       25,216,172     11,982,880
  Product development and research           2,629,654       3,048,166        4,545,899      5,427,506
  Patent defense                             1,345,674         561,946        1,951,175        949,152
  Patents                                      366,086         462,214        1,109,236      1,065,615
  Operating, general and administrative      2,039,104       1,845,362        4,104,955      3,947,061
                                           -----------     -----------     ------------    -----------
        TOTAL EXPENSES                      31,746,762      17,126,590       58,102,095     30,353,395
                                           -----------     -----------     ------------    -----------

LOSS FROM OPERATIONS                        (5,001,864)     (2,038,710)      (8,898,618)    (5,131,405)

OTHER INCOME (EXPENSE)
  Interest income                            1,369,287       1,633,200        2,725,844      3,187,212
  Interest expense                            (154,885)       (210,579)        (309,459)      (431,272)
  Equity loss in joint ventures             (1,038,453)       (597,019)      (1,811,472)      (803,521)
  Minority interest share of losses            417,447         360,047          770,944        454,947
  Other nonoperating income (net)               91,284         136,893          440,959        262,907
                                           -----------     -----------     ------------    -----------
        TOTAL OTHER INCOME                     684,680       1,322,542        1,816,816      2,670,273
                                           -----------     -----------     ------------    -----------
NET LOSS                                   $(4,317,184)    $  (716,168)     $(7,081,802)   $(2,461,132)
                                           ===========     ===========     ============    ===========
BASIC NET LOSS PER SHARE                   $      (.20)    $      (.04)     $      (.33)   $      (.13)
                                           ===========     ===========     ============    ===========
DILUTED NET LOSS PER SHARE                 $      (.20)    $      (.04)     $      (.33)   $      (.13)
                                           ===========     ===========     ============    ===========

See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                             ASSETS
                             ------

                                                             December 31,      June 30,
                                                                 2001            2001
                                                             ------------    ------------
                                                             (Unaudited)
CURRENT ASSETS (NOTE A)
  Cash, including cash equivalents of $55,616,000
   ($20,000,000 of which is restricted) at December 31,
   2001 and $33,047,000 at June 30, 2001 (NOTE G)            $ 55,625,413    $ 33,055,399
  Short-term investments                                       62,359,453      48,908,662
  Accounts receivable (net of allowance for uncollectible
   accounts of approximately $495,000 at December 31,
   2001, and $583,000 at June 30, 2001)                        19,352,034      18,809,094
  Amounts due from related parties                             21,608,110      16,003,632
  Inventories                                                   1,433,206       1,333,542
  Other                                                           376,630         542,930
                                                             ------------    ------------
      TOTAL CURRENT ASSETS                                    160,754,846     118,653,259

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                      267,000         267,000
  Buildings and improvements                                    2,886,626       1,214,625
  Machinery and other equipment (including construction in
   progress of approximately $814,000 and $1,010,000
   at December 31, 2001 and June 30, 2001, respectively)       23,198,390      22,261,322
  Capitalized lease equipment                                   3,056,060       3,056,060
                                                             ------------    ------------
                                                               29,408,076      26,799,007
  Less accumulated depreciation and amortization              (21,647,004)    (20,660,619)
                                                             ------------    ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                       7,761,072       6,138,388

Investments in EV Global and Rare Earth Ovonic - China
  (NOTE A)                                                      1,000,000       1,000,000

Long-Term Note Receivable - Bekaert ECD Solar Systems
  (NOTE A)                                                     10,583,447      10,256,110

Deferred tax assets                                               864,999         864,999

JOINT VENTURES (NOTE D)
  Bekaert ECD Solar Systems                                    20,266,958      23,421,156
  Bekaert ECD Europa                                               22,117          28,347
  Texaco Ovonic Fuel Cell Company                                  -               -
  Texaco Ovonic Hydrogen Systems                                   -               -
  Texaco Ovonic Battery Systems                                    -               -
  Ovonyx                                                           -               -
  Ovonic Media                                                     -               -
  Innovative Transportation Systems                             3,745,697       4,000,206
  Sovlux                                                           -               -

      OTHER ASSETS                                              2,234,693       1,742,922
                                                             ------------    ------------
        TOTAL ASSETS                                         $207,233,829    $166,105,387
                                                             ============    ============

See notes to consolidated financial statements.

             ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                                                             December 31,      June 30,
                                                                 2001            2001
                                                             ------------    ------------
                                                             (Unaudited)
   CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $ 22,990,825    $ 18,413,708
     Accounts payable - related parties                             9,496          10,533
     Salaries, wages and amounts withheld from employees        2,633,000       2,366,673
     Deferred revenues under business agreements                  199,933         222,730
     Deferred revenues - related parties                        3,061,673       2,346,054
     Current installments on long-term liabilities              2,804,429       2,716,072
                                                             ------------    ------------
          TOTAL CURRENT LIABILITIES                            31,699,356      26,075,770

   LONG-TERM LIABILITIES                                        6,778,122       7,898,011

   LONG-TERM NOTES PAYABLE                                     10,583,447      10,256,110

   DEFERRED GAIN                                                  208,746         278,328

   NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                     3,719,017       3,818,488
                                                             ------------    ------------
          TOTAL LIABILITIES                                    52,988,688      48,326,707

   NEGATIVE GOODWILL (NOTE D)                                   2,448,777       2,681,993

   MINORITY INTEREST (NOTE D)                                   3,585,032       4,355,976

   STOCKHOLDERS' EQUITY
     Capital Stock
      Class A Convertible Common Stock,
        par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                      2,199           2,199
      Class B Convertible Common Stock,
        par value $0.01 per share
         Authorized, Issued and Outstanding - 430,000
          shares                                                    4,300           4,300

     Common Stock, par value $0.01 per share:
         Authorized - 30,000,000 shares
         Issued & Outstanding - 21,237,443 shares at
          December 31, 2001 and 19,053,026 shares at
          June 30, 2001                                           212,374         190,530
     Additional paid-in capital                               384,509,099     339,858,798
     Accumulated deficit                                     (234,387,720)   (227,305,918)
     Accumulated other comprehensive income                       421,420         881,342
     Unearned Compensation on Class B Convertible
      Common Stock                                             (2,550,340)     (2,890,540)
                                                             ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                          148,211,332     110,740,711
                                                             ------------    ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $207,233,829    $166,105,387
                                                             ============    ============

    See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                (Unaudited)

                                                                Six Months Ended
                                                                  December 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                $ (7,081,802)   $ (2,461,132)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                            1,034,935       1,164,305
    Equity loss in joint ventures                            1,811,472         803,521
    Profit deferred on sales to Bekaert ECD Solar Systems    1,751,676         887,435
    Creditable royalties                                       (99,471)        (15,891)
    Stock and stock options issued for services rendered       497,400         340,200
    Amortization of deferred gain                              (69,582)       (220,530)
    Amortization of negative goodwill                         (233,216)       (233,216)
    Minority interest                                         (770,944)       (454,947)
    Other                                                       (4,998)          7,825
  Changes in working capital:
    Accounts receivable                                       (542,940)     (1,754,544)
    Amounts due from related parties                        (5,604,478)     (6,442,230)
    Inventories                                                (99,664)        (48,868)
    Other assets                                              (325,472)       (806,519)
    Accounts payable and accrued expenses                    5,418,114       2,146,233
    Accounts payable - related parties                          (1,037)        (13,829)
    Deferred revenues under business agreements                (22,797)      2,038,421
    Deferred revenues - related parties                        715,619        (461,499)
                                                          ------------    ------------
NET CASH USED IN OPERATIONS                                 (3,627,185)     (5,525,265)

INVESTING ACTIVITIES:
  Purchases of capital equipment                            (3,251,367)       (828,493)
  Investment in Bekaert ECD Solar Systems                     (126,094)         -
  Investment in Bekaert ECD Europa                             (22,117)        (43,750)
  Investment in Innovative Transportation Systems               -             (909,000)
  Purchase of investments                                  (38,076,055)    (20,442,560)
  Sale of investments                                       24,165,343       6,000,000
  Proceeds from sale of capital equipment                       24,076          -
                                                          ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                      (17,286,214)    (16,223,803)

FINANCING ACTIVITIES:
  Principal payments under short-term and long-term
   debt and capitalized lease obligations                   (1,031,532)     (1,051,310)
  Proceeds from sale of stock to ChevronTexaco               8,893,629       3,794,560
  Proceeds from sale of stock upon exercise
   of stock options and warrants                            35,621,316       4,432,310
  Proceeds from issuance of warrants                           -             3,276,560
                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   43,483,413      10,452,120

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 22,570,014     (11,296,948)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            33,055,399      44,592,017
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 55,625,413    $ 33,295,069
                                                          ============    ============


See notes to consolidated financial statements.

           ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
                           (Unaudited)


                                                           Six Months Ended
                                                             December 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

Cash paid for interest                                  $ 309,459    $ 431,272

The Company's noncash investing and
  financing activities were as follows:

  Accretion of interest - long-term note receivable -
    Bekaert ECD Solar Systems                             327,337      307,402

  Accretion of interest - long-term note payable -
    Canon                                                (327,337)    (307,402)
















  See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and six months ended December 31, 2001 (fiscal 2002) and 2000 (fiscal 2001) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

      ECD is an advanced technology and manufacturing company engaged in the invention, engineering, development, production and commercialization of new materials, products, systems and production technology based on its atomically engineered amorphous and disordered materials. ECD's core business is energy and information, with enabling proprietary technologies in energy generation, energy storage and in the field of information.

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

      The Company has a number of strategic alliances and has, as of December 31, 2001, seven major investments accounted for by the equity method: (i) Texaco Ovonic Battery Systems LLC, Ovonic Battery's 50% joint venture with Texaco Energy Systems Inc., a subsidiary of ChevronTexaco Corporation (TESI), to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications, uninterruptible power supplies and telecommunication applications; (ii) Texaco Ovonic Fuel Cell Company LLC, a 50%-owned joint venture with TESI to further develop and commercialize Ovonic(TM) Regenerative Fuel Cells technology; (iii) Texaco Ovonic Hydrogen Systems LLC, a 50%-owned joint venture with TESI to further develop Ovonic(TM) hydrogen storage technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD to design, develop, demonstrate and commercialize the Company's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs; (v) Ovonyx, Inc., a 41.7%-

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (vi) United Solar, owned 81% by ECD, has a 40% joint venture, Bekaert ECD Solar Systems LLC, to sell its photovoltaic modules and systems throughout the world; and (vii) Innovative Transportation Systems AG, a German company owned 26% by ECD and 8% by Texaco Ovonic Battery Systems to manufacture and sell electric vehicles, hybrid electric vehicles and fuel cell electric vehicles. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd., and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europa (Bekaert ECD Europa), owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

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

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment. Additionally, the Company has no financial or other guarantees (other than the lease guarantees in Note G) with respect to liabilities incurred by its joint ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company's ownership percentage.

      Certain items for the three months and six months ended December 31, 2000 and as of June 30, 2001 have been reclassified to be consistent with the classification of items as of and for the three months and six months ended December 31, 2001.

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

      The Company entered into foreign currency forward contracts ("forward contracts") on March 30, 2001 for $5,267,000 to hedge the foreign currency exposure on Japanese Yen in anticipation of purchases of machinery related to a machine-building contract. Expected amounts and payment dates for the purchase of the machinery as stated in the purchase orders match the terms within the forward contracts. Thus, the forward contracts have been treated as cash flow hedges under Statement of Financial Accounting Standards (SFAS) 133. The payment dates for both the machinery purchases and forward contracts extend from the period April 23, 2001 to May 15, 2002. As of December 31, 2001, the cash flow hedge was 100% effective. The Company believes that it remains probable that the payment dates for the machinery will take place within 60 days of the scheduled machinery payment dates.

Other Comprehensive Income (Loss)
--------------------------------

      The Company's total comprehensive loss was as follows:

                                          Three Months Ended              Six Months Ended
                                             December 31,                    December 31,
                                      ---------------------------    ----------------------------
                                          2001            2000           2001            2000
                                      ------------    -----------    ------------    ------------
                                       (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

Net Loss                              $ (4,317,184)   $  (716,168)   $ (7,081,802)   $ (2,461,132)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on
  securities (net)                        (654,151)       587,425        (459,922)        779,555
                                      ------------    -----------    ------------    ------------
COMPREHENSIVE LOSS                    $ (4,971,335)   $  (128,743)   $ (7,541,724)   $ (1,681,577)
                                      ============    ===========    ============    ============

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Investments in EV Global Motors Company (EV Global) and Rare Earth Ovonic-China
-------------------------------------------------------------------------------

      The Company accounts for its investment in EV Global using the cost method of accounting. ECD's interest in EV Global is less than 1%. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other related technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Accounts Receivable
-------------------

                                                    December 31,     June 30,
                                                        2001           2001
                                                    ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
           Commercial customers                     $ 10,217,203   $ 11,604,014

      Amounts billed to customers
           Commercial customers                        4,146,674      1,215,328
                                                    ------------   ------------
             Sub-total                                14,363,877     12,819,342

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
           U.S. Government                               403,547        844,720
           Commercial customers                          763,105         72,970
                                                    ------------   ------------
                                                       1,166,652        917,690
      Amounts billed
           U.S. Government                             1,011,900      2,545,250
           Commercial customers                           51,020         51,020
                                                    ------------   ------------
                                                       1,062,920      2,596,270

      Retainages
           U.S. Government                                10,500         40,500
                                                    ------------   ------------
             Sub-total                                 2,240,072      3,554,460

Amounts unbilled for other than long-term contracts
           Commercial customers                        2,324,105      2,164,631

Amounts billed for other than long-term contracts
           Commercial customers                          918,980        853,661

Allowance for uncollectible accounts                    (495,000)      (583,000)
                                                    ------------   ------------
             TOTAL                                  $ 19,352,034   $ 18,809,094
                                                    ============   ============

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. There are no material retentions at December 31, 2001 and June 30, 2001. Certain U.S. government contracts remain subject to audit.

      Included in accounts receivable at December 31, 2001, is $14,135,000 due from Rare Earth Ovonic joint ventures in China (see Note D).

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                        December 31,     June 30,
                                                            2001           2001
                                                        ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
         Bekaert ECD Solar Systems                      $ 4,725,618    $ 1,229,324
         Texaco Ovonic Battery Systems                      213,431         -
                                                        -----------    -----------
                                                          4,939,049      1,229,324
      Amounts billed
         Bekaert ECD Solar Systems                        7,395,679      5,637,611
                                                        -----------    -----------
              Sub-total                                  12,334,728      6,866,935

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
         Bekaert ECD Solar Systems                          130,000        130,000
         Ovonic Media                                        -              16,748
         Texaco Ovonic Battery Systems                    2,221,171      6,432,859
         Texaco Ovonic Fuel Cell Company                    775,387        932,323
         Texaco Ovonic Hydrogen Systems                   1,950,669        777,441
                                                        -----------    -----------
              Sub-total                                   5,077,227      8,289,371

      Amounts billed
         Texaco Ovonic Battery Systems                    3,654,751        185,830

      Amounts unbilled for other than long-term contracts
         ChevronTexaco Technology Ventures                   20,762         -
         Texaco Ovonic Battery Systems                       -              20,714
         Ovonyx                                              75,923         30,875
                                                        -----------    -----------
              Sub-total                                      96,685         51,589

      Amounts billed for other than long-term contracts
         Bekaert ECD Solar Systems                          327,857        396,912
         Texaco Ovonic Battery Systems                       15,979        187,132
         Ovonyx                                             100,883         25,863
                                                        -----------    -----------
              Sub-total                                     444,719        609,907
                                                        -----------    -----------
              TOTAL                                     $21,608,110    $16,003,632
                                                        ===========    ===========

Inventories
-----------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials, battery packs and other products are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Inventories for United Solar and Ovonic Battery are as follows:

                                    December 31,      June 30,
                                       2001             2001
                                    -----------      -----------

           Finished products        $    84,980      $   109,500
           Work in process              771,502          809,829
           Raw materials                576,724          414,213
                                    -----------      -----------
                                    $ 1,433,206      $ 1,333,542
                                    ===========      ===========

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE  B  -  Product  Sales,  Royalties,  Revenues  from  Product  Development
-----------------------------------------------------------------------------
Agreements and License and Other Agreements
-------------------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                        Six Months Ended
                                                          December 31,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Product sales:
     Machine building                              $ 16,664,691   $  2,279,971
     Battery packs                                      258,389        342,109
     Metal hydride materials                            455,790         59,606
                                                   ------------   ------------
                                                     17,378,870      2,681,686
                                                   ------------   ------------
Product sales - related parties:
     Photovoltaics                                    2,698,196      2,969,527
     Machine building                                 2,102,872      1,134,270
     Battery packs                                       -             106,494
     Metal hydride materials                            155,710         68,535
                                                   ------------   ------------
                                                      4,956,778      4,278,826
                                                   ------------   ------------
Total product sales                                $ 22,335,648   $  6,960,512
                                                   ============   ============

Royalties
     Battery technology                            $    970,608   $  1,597,034
     Optical memory                                      42,887         76,826
                                                   ------------   ------------
                                                      1,013,495      1,673,860
Royalties - related parties
     Microelectronics                                    10,985         -
                                                   ------------   ------------
Total royalties                                    $  1,024,480   $  1,673,860
                                                   ============   ============

Revenues from product development agreements:
     Photovoltaics                                 $  1,448,566   $  1,327,579
     Battery technology                               1,776,579      1,070,906
     Optical memory                                     172,695        416,929
     Hydrogen                                           308,181        522,110
     Clear coat                                          32,394         -
                                                   ------------   ------------
                                                      3,738,415      3,337,524
                                                   ------------   ------------
Revenues from product development
  agreements - related parties:
     Battery technology                               8,227,793        292,081
     Optical memory                                     841,737      1,442,448
     Hydrogen                                         8,316,791      4,572,363
     Fuel cells                                       4,419,415      3,217,288
                                                   ------------   ------------
                                                     21,805,736      9,524,180
                                                   ------------   ------------
Total revenues from product development
      agreements                                   $ 25,544,151   $ 12,861,704
                                                   ============   ============
License and other agreements:
     Battery technology                            $     -        $  2,800,000
                                                   ============   ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE  B  -  Product  Sales,  Royalties,  Revenues  from  Product  Development
-----------------------------------------------------------------------------
Agreements and License and Other Agreements (Continued)
-------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                           Six Months Ended
                                              December 31,
                                      ----------------------------
                                          2001            2000
                                      ------------    ------------

              United States           $ 27,460,818    $ 15,625,487
              China                     16,678,513       4,868,079
              Mexico                     3,587,513       2,969,527
              Japan                        913,486       1,516,580
              Hong Kong                    487,342         108,616
              Germany                       75,150          74,181
              Netherlands                   -               40,000
              Other countries                  655          19,520
                                      ------------    ------------
                                      $ 49,203,477    $ 25,221,990
                                      ============    ============

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 2001 and June 30, 2001, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                    December 31,      June 30,
                                       2001             2001
                                    -----------      -----------

              Battery               $ 1,748,346      $ 1,819,416
              Optical memory          1,970,671        1,999,072
                                    -----------      -----------
                                    $ 3,719,017      $ 3,818,488
                                    ===========      ===========

      Creditable royalties earned and recognized as revenue were:

                                     Periods Ended December 31,
                                     -------------------------
                                        2001           2000
                                     ----------     ----------
              Three months ended     $ 47,476       $ 11,187
              Six months ended         99,471         15,891


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

      On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entails an investment in a new manufacturing plant with an annual capacity of 25 megawatts
(MW), which has been designed and is being built by ECD, a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

      This transaction involved the following:

      o Bekaert invested $72,000,000 for 1,372,015 newly issued shares of United Solar stock and its 60% share of Bekaert ECD Solar Systems ($42,000,000 in cash and $30,000,000 in the form of a note, payable on an as-needed basis).

      o Bekaert ECD Solar Systems paid to ECD $12,000,000 in cash (paid at the closing of the transaction), and will pay to ECD $12,000,000 (to be paid no later than January 1, 2004).

      o ECD paid to Canon for all of Canon's shares in United Solar (1) $12,000,000 in cash, (2) a note, guaranteed by Bekaert, for $12,000,000 to be paid to Canon no later than January 1, 2004 and (3) 700,000 shares of ECD Common Stock.

      o United Solar invested $28,000,000 for its 40% interest in Bekaert ECD Solar Systems, consisting of (1) $23,056,000 in cash, (2) $5,000,000 in the form of a note, payable on an as-needed basis, but no later than April 11, 2003, and (3) the stock of United Solar de Mexico with a negative book value of $56,000.

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

      ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock which was valued at $12,758,000 and the $456,630 carrying value of ECD's investment in United Solar on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which results in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The resulting negative goodwill ($3,265,000) is being amortized over seven years on a straight-line basis.

      The Financial Accounting Standards Board (FASB) has issued SFAS 142, Goodwill and Other Intangible Assets. This will require the Company to recognize any unamortized negative goodwill as an extraordinary gain no later than July 1, 2002. The Company does not plan to implement this new standard before that date, but will continue to amortize negative goodwill through June 30, 2002 and will recognize the balance of approximately $2,216,000 as an extraordinary gain at July 1, 2002.

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from its financial statements.

                          BEKAERT ECD SOLAR SYSTEMS LLC
                             STATEMENT OF OPERATIONS
                             -----------------------

                                       Three Months Ended            Six Months Ended
                                          December 31,                 December 31,
                                  ---------------------------   ---------------------------
                                      2001           2000           2001           2000
                                  ------------   ------------   ------------   ------------
                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
  Revenues                        $ 4,956,673    $ 1,492,895    $ 8,966,488    $ 2,726,786

  Operating Expenses:
    Cost of Sales                   5,805,410      2,191,689     10,303,913      3,340,096
    General and Administrative      2,271,850      1,501,829      3,562,247      2,180,791
                                  -----------    -----------    -----------    -----------
       Total Expenses               8,077,260      3,693,518     13,866,160      5,520,887
  Other Income (Expense)             (772,322)        53,225       (915,531)       129,372
                                  -----------    -----------    -----------    -----------
  Net Loss                        $(3,892,909)   $(2,147,398)   $(5,815,203)   $(2,664,729)
                                  ===========    ===========    ===========    ===========


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          BEKAERT ECD SOLAR SYSTEMS LLC
                                  BALANCE SHEET
                                  -------------

                                                     December 31,
                                                         2001
                                                   ----------------
                                                     (Unaudited)
    Current Assets:
      Cash and Cash Equivalents                     $ 18,002,411
      Inventory                                        6,925,319
      Other Current Assets                             6,811,770
                                                    ------------
           Total Current Assets                       31,739,500
    Property, Plant and Equipment (Net)               59,512,283
    Other Assets                                      39,220,359
                                                    ------------
           Total Assets                             $130,472,142
                                                    ============
    Current Liabilities:
      Accounts Payable and Accrued Expenses         $ 28,126,326
                                                    ------------
           Total Current Liabilities                  28,126,326
    Long-term Liabilities:
      Note Payable - ECD                              10,583,447
      Capital Lease Obligation                        39,338,316
                                                    ------------
           Total Long-term Liabilities                49,921,763
                                                    ------------
    Members' Equity                                   52,424,053
                                                    ------------
           Total Liabilities and Members' Equity    $130,472,142
                                                    ============

      The Company recorded revenues from Bekaert ECD Solar Systems of $2,431,000 and $4,801,000, respectively for the three months and six months ended December 31, 2001 and $2,183,000 and $4,104,000, respectively, for the three months and six months ended December 31, 2000, representing revenues realized on ECD's machine-building contract with Bekaert ECD Solar Systems and United Solar's sales of product to Bekaert ECD Solar Systems.

Texaco Ovonic Battery Systems

      On July 17, 2001, TESI bought General Motors Corporation's interest in GM Ovonic, LLC. GM Ovonic had been formed in 1994 as a joint venture between Ovonic Battery and General Motors for the manufacture and commercialization of Ovonic NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. As of June 30, 2001, General Motors had a 60% interest and Ovonic Battery had a 40% interest in this joint venture. Ovonic Battery contributed intellectual property, licenses, production processes, know-how, personnel and engineering services pertaining to Ovonic Nickel Metal Hydride (NiMH) battery technology to the joint venture. The contribution of General Motors consisted of operating capital, plant, equipment and management personnel.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      GM Ovonic was renamed Texaco Ovonic Battery Systems LLC and is owned 50% by Ovonic Battery and 50% by TESI. The joint venture is increasing production capacity, engaging in market development activities and implementing an advanced product development program. These activities are being funded by TESI and include a contract from Texaco Ovonic Battery Systems to Ovonic Battery for advanced product development work. Ovonic Battery contributed additional technology to the joint venture to allow it to expand the application of Ovonic NiMH battery technology to include telecommunications and uninterruptible power supply (UPS).

      The Company recorded revenue from Texaco Ovonic Battery Systems of $5,076,000 and $8,140,000, respectively, for the three months and six months ended December 31, 2001 for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development work).

      There are no financial statements currently available for Texaco Ovonic Battery Systems.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed a strategic alliance (Ovonyx, Inc.) to commercialize ECD's Ovonic Unified Memory (the corporation was formed on June 23, 1999, and was initially owned 50% by ECD with the balance owned by Mr. Lowrey and an affiliate of his). In February 2000, Ovonyx formed a strategic alliance with Intel Corporation pursuant to which Intel Capital, and other investors, made an equity investment in Ovonyx. Additionally, Ovonyx granted Intel a nonexclusive royalty-bearing license and began a joint development program with Intel utilizing one of Intel's wafer fabrication facilities. Presently, ECD owns 41.7% of Ovonyx, Mr. Lowrey and his affiliate own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      The Company recorded revenues from Ovonyx of $124,000 and $225,000, respectively, for the three months and six months ended December 31, 2001, and $119,000 and $213,000 for the three months and six months ended December 31, 2000, representing services performed for its operations which commenced on January 15, 1999.

Texaco Ovonic Fuel Cell

      In September 2000, ECD and TESI formed Texaco Ovonic Fuel Cell. TESI is funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Fuel Cell Company LLC to ECD to further develop Ovonic(TM) Regenerative Fuel Cells technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell that are derived from its financial statements.

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                             STATEMENT OF OPERATIONS
                             -----------------------


                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------    ------------------
                                             2001                  2001
                                         ------------          ------------
                                         (Unaudited)           (Unaudited)

Expenses:
  Product Development - Paid or
     Payable to ECD                      $  2,133,450          $  3,645,226
  Product Development - Paid or
     Payable to TESI                          278,460               616,696
  Depreciation Expense                        118,973               193,557
                                         ------------          ------------
    Total Expenses                          2,530,883             4,455,479
                                         ------------          ------------

Other Income:
  Dividend Income                        $      1,587          $      3,020
                                         ------------          ------------

Net Loss                                 $ (2,529,296)         $ (4,452,459)
                                         =============         =============

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                  BALANCE SHEET
                                  -------------

                                                     December 31,
                                                         2001
                                                   ----------------
                                                     (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                      $    822,604
                                                     ------------
        Total Current Assets                              822,604
   Fixed Assets:
      Leasehold Improvements                            1,257,339
      Machinery and Other Equipment                     1,237,995
      Construction in Progress                            238,913
                                                     ------------
        Total Fixed Assets                              2,734,247
   Less Accumulated Depreciation and Amortization        (259,363)
                                                     ------------
        Net Fixed Assets                                2,474,884
                                                     ------------
           Total Assets                              $  3,297,488
                                                     ============

   Current Liabilities:
      Amount Due ECD                                 $    775,387
      Amount Due TESI                                      93,000
                                                     ------------
        Total Current Liabilities                         868,387

   Members' Equity:
      Capital Contributions                            14,250,000
      Cumulative Deficit                              (11,820,899)
                                                     ------------
        Total Members' Equity                           2,429,101
                                                     ------------
           Total Liabilities and Members' Equity     $  3,297,488
                                                     ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues of $2,483,000 and $4,419,000 during the three months and six months ended December 31, 2001, and of $2,320,000 and $3,217,000 during the three months and six months ended December 31, 2000, respectively, for services provided to this joint venture (primarily for advanced product development work).

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems LLC. TESI is funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic(TM) hydrogen technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.


                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                             STATEMENT OF OPERATIONS
                             -----------------------


                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------    ------------------
                                             2001                  2001
                                         ------------          ------------
                                         (Unaudited)           (Unaudited)
Expenses:
  Product Development - Paid or
     Payable to ECD                      $ 3,091,951           $ 5,896,140
  Product Development - Paid or
     Payable to TESI                         727,905             1,153,633
  Depreciation Expense                       114,854               201,980
                                         -----------           -----------
    Total Expenses                         3,934,710             7,251,753
                                         -----------           -----------
Revenues
  Dividend Income                              4,186                 5,658
                                         -----------           -----------
Net Loss                                 $(3,930,524)          $(7,246,095)
                                         ===========           ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------


                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                  BALANCE SHEET
                                  -------------

                                                       December 31,
                                                           2001
                                                      --------------
                                                       (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                       $  5,504,637
                                                      ------------
        Total Current Assets                             5,504,637
   Fixed Assets:
      Leasehold Improvements                             1,091,108
      Machinery and Other Equipment                      1,314,094
      Construction in Progress                           1,955,729
                                                      ------------
        Total Fixed Assets                               4,360,931
   Less Accumulated Depreciation and Amortization         (273,664)
                                                      ------------
        Net Fixed Assets                                 4,087,267
                                                      ------------
           Total Assets                               $  9,591,904
                                                      ============

   Current Liabilities:
      Amount Due ECD                                     1,950,669
      Amount Due TESI                                      243,000
      Deferred Revenue                                      15,257
                                                      ------------
        Total Current Liabilities                        2,208,926

   Members' Equity:
      Capital Contributions                             25,127,000
      Cumulative Deficit                               (17,744,022)
                                                      ------------
        Total Members' Equity                            7,382,978
                                                      ------------
           Total Liabilities and Members' Equity      $  9,591,904
                                                      ============

      The Company recorded revenues from Texaco Ovonic Hydrogen Systems of $4,998,000 and $8,296,000, respectively, for the three months and six months ended December 31, 2001, and of $3,132,000 and $4,572,000, respectively, for the three months and six months ended December 31, 2000, respectively, for services provided to this joint venture (primarily for market development and advanced product development work).

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

      The Company recorded revenues from Ovonic Media of $436,000 and $842,000, respectively, for the three months and six months ended December 31, 2001, and of $775,000 and $1,442,000, respectively, for the three months and six months ended December 31, 2000.

      The following sets forth certain financial data regarding Ovonic Media that are derived from its financial statements.

                                OVONIC MEDIA, LLC
                             STATEMENT OF OPERATIONS
                             -----------------------

                                       Three Months Ended            Six Months Ended
                                          December 31,                 December 31,
                                  ---------------------------   ---------------------------
                                      2001           2000           2001           2000
                                  ------------   ------------   ------------   ------------
                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
  Revenues                        $     -         $    -         $    -         $     -

  Operating Expenses:
    Product Development               368,922        315,097        659,291         825,959
    General and Administrative        179,501        100,824        270,379         201,648
                                  -----------     ----------     ----------     -----------
      Total Expenses                  548,423        415,921        929,670       1,027,607
                                  -----------     ----------     ----------     -----------
  Loss From Operations               (548,423)      (415,921)      (929,670)     (1,027,607)
    Interest Expense                    -             (2,177)         -              (5,099)
                                  -----------     ----------     ----------     -----------
      Net Loss                    $  (548,423)    $ (418,098)    $ (929,670)    $(1,032,706)
                                  ===========     ==========     ==========     ===========


                                       26

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                OVONIC MEDIA, LLC
                                  BALANCE SHEET
                                  -------------

                                                      December 31,
                                                          2001
                                                     --------------
                                                      (Unaudited)

    Current Assets
       Advances to ECD                                $    716,274
                                                      ------------
          Total Current Assets                             716,274

    Property, Plant and Equipment (Net)                    482,052
                                                      ------------
          Total Assets                                $  1,198,326
                                                      ============

    Members' Equity:
      Capital Contributions                           $  4,656,342
      Accumulated Deficit                               (3,458,016)
                                                      ------------
           Total Members' Equity                         1,198,326
                                                      ------------
           Total Liabilities and Members' Equity      $  1,198,326
                                                      ============

Investment in EV Global and Rare Earth Ovonic

      In February 1998, ECD and EV Global, a Lee Iacocca company, entered into a Stock Purchase Agreement which provided for the transfer to EV Global of 146,924 shares of ECD Common Stock and warrants to purchase 133,658 shares of ECD Common Stock. The agreement also provided for the transfer to ECD of 250,000 shares of EV Global Common Stock and 129,241 shares of Unique Mobility Common Stock. Pursuant to the terms of the warrant agreement, EV Global elected to exchange, in March 2000, the warrants for 49,888 shares of ECD Common Stock. ECD's interest in EV Global is less than 1%.

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic nickel hydroxide materials and production equipment for NiMH batteries. As of December 31, 2001, three of the contemplated five joint ventures have been started. ECD and Ovonic Battery contributed technology for their 19% interest in each of these joint ventures. All of these joint ventures are being accounted for using the cost method of accounting. ECD and Ovonic Battery intend to make a $1,710,000 cash investment in the Rare Earth Ovonic joint ventures on February 22, 2002 and will maintain its 19% interest in these entities.

      Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $49,100,000 from the Bank of

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not limited to, nonpayment due to force majeure, acts of war, or other political or economic events. Of the Letters of Credit totaling $49,100,000, LaSalle Bank has accepted the risk of nonpayment due to nonconforming documents for payments totaling $18,500,000. As of February 12, 2002, Ovonic Battery has received payments totaling $24,800,000 under the three contracts, $8,900,000 for amounts not covered by Letters of Credit and $15,900,000 for amounts covered by Letters of Credit. There are currently no outstanding amounts where payments are past due.

      The Company recorded revenues from Rare Earth of $8,252,000 and $16,664,000, respectively, for the three and six months ended December 31, 2001 and $3,733,000 and $4,617,000, respectively, for the three and six months ended December 31, 2000.

Sovlux and Sovlux Battery

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


                                         Three Months Ended            Six Months Ended
                                            December 31,                 December 31,
                                    ---------------------------   ---------------------------
                                        2001           2000           2001           2000
                                    ------------   ------------   ------------   ------------
                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Weighted average number of shares
  Outstanding                        21,884,850      19,324,355     21,428,864    19,104,079
Net loss                            $(4,317,184)   $   (716,168)   $(7,081,802)  $(2,461,132)
BASIC NET LOSS PER SHARE            $      (.20)   $       (.04)   $      (.33)  $      (.13)
                                    ===========    ============    ===========   ===========

Weighted average number of shares
  Outstanding                        21,884,850      19,324,355     21,428,864    19,104,079

Weighted average shares for dilutive
  Securities                             -               -              -             -
                                    -----------    ------------    -----------   -----------
Average number of shares
  outstanding and potential
  dilutive shares                    21,884,850      19,324,355     21,428,864    19,104,079
Net loss                            $(4,317,184)   $   (716,168)   $(7,081,802)  $(2,461,132)

DILUTED LOSS PER SHARE              $      (.20)   $       (.04)   $      (.33)  $      (.13)
                                    ===========    ============    ===========   ===========

      Due to the Company's net losses, the weighted average shares of potential dilutive securities for 2001 of 640,259 (three months) and 793,195 (six months) and for 2000 of 1,809,002 (three months) and 2,030,660 (six months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities for 2001 of 93,002 (three months) and 64,142 (six months) and for 2000 zero (three months and six months) were excluded from the calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

NOTE F - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar, and the parent company, ECD. Ovonic Battery is involved in developing and commercializing battery technology. United Solar is involved in manufacturing, developing and commercializing photovoltaic technology. ECD is involved in microelectronics, fuel cell and hydrogen storage technologies, machine building and photovoltaics. Some general corporate expenses have been allocated to Ovonic Battery.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------


      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                (in thousands)

                                                                         Consolidating
                                   ECD     Ovonic Battery  United Solar     Entries     Consolidated
                                ---------  --------------  ------------  -------------  ------------
Revenues
    Three months ended
      December 31, 2001          $ 19,936     $ 15,544       $ 1,631       $(10,367)      $ 26,744
      December 31, 2000            11,106        5,798         1,591         (3,407)        15,088

    Six months ended
      December 31, 2001          $ 39,747     $ 28,513       $ 3,279       $(22,336)      $ 49,203
      December 31, 2000            17,026        9,219         3,842         (4,865)        25,222

Interest Income
    Three months ended
      December 31, 2001          $  1,292     $   -          $    77       $   -          $  1,369
      December 31, 2000             1,623         -               10           -             1,633

    Six months ended
      December 31, 2001          $  2,571     $   -          $   155       $   -          $  2,726
      December 31, 2000             3,146         -               41           -             3,187

Interest Expense*
    Three months ended
      December 31, 2001          $   -        $     30       $   124       $   -          $    154
      December 31, 2000                 1           64           146           -               211

    Six months ended
      December 31, 2001          $   -        $     65       $   244       $   -          $    309
      December 31, 2000                 1          137           293           -               431

Operating Income (Loss)
    Three months ended
      December 31, 2001          $ (1,399)    $ (2,142)      $(1,144)      $   (317)      $ (5,002)
      December 31, 2000               899       (1,949)         (911)           (78)        (2,039)

    Six months ended
      December 31, 2001          $ (1,857)    $ (4,148)      $(2,194)      $   (700)      $ (8,899)
      December 31, 2000             1,278       (5,513)       (1,089)           193         (5,131)



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                                         Consolidating
                                   ECD     Ovonic Battery  United Solar     Entries     Consolidated
                                ---------  --------------  ------------  -------------  ------------
Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      December 31, 2001          $   (125)    $   -         $ (1,038)      $    125       $ (1,038)
      December 31, 2000              -            -             (868)           271           (597)

   Six months ended
      December 31, 2001          $   (254)    $   -         $ (1,807)      $    250       $ (1,811)
      December 31, 2000              -            -           (1,075)           271           (804)

Depreciation and
  Amortization Expense
    Six months ended
      December 31, 2001          $    411     $    573      $    870       $   (819)      $  1,035
      December 31, 2000               390          766           856           (848)         1,164

Capital Expenditures
    Six months ended
      December 31, 2001          $  3,017     $    116      $    118       $   -          $  3,251
      December 31, 2000               304          200           324           -               828

Investments in Equity
  Method Investees
      December 31, 2001          $  3,746     $   -         $ 20,289       $   -          $ 24,035
      December 31, 2000              -            -           20,748           -            20,748

Identifiable Assets
      December 31, 2001          $172,552     $ 27,032      $ 35,909       $(28,259)      $207,234
      December 31, 2000           134,874       10,374        43,633        (27,772)       161,109



------------

*Excludes intercompany interest

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE G - Commitments
--------------------

      On February 12, 2001, ECD signed an agreement with the landlord of the Bekaert ECD Solar Systems' new facility in Auburn Hills, Michigan, guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems due for the first five years of the term of this lease agreement. ECD's maximum exposure and liability under this guaranty is reduced by 50% of monthly rental installments paid. In addition, Bekaert has guaranteed this rent obligation to the same extent as ECD.

      In December 2001, Bekaert ECD Solar Systems and LaSalle National Leasing Corporation entered into a $40 million sale-and-leaseback transaction. Bekaert ECD Solar Systems' 25MW machinery and equipment are being sold to LaSalle and leased back for a period of seven years. In connection with this transaction, ECD and Bekaert have severally guaranteed Bekaert ECD Solar Systems' lease payments for two years after the final draw down of the principal amount and ECD has pledged $20 million of its cash equivalents to secure its portion of the guarantee. After the first two-year period has expired, ECD and Bekaert will guarantee the remaining payments on a joint and several basis for the remaining term of the lease and ECD will no longer be required to pledge the $20 million in cash equivalents.

Note H - Contingent Liabilities
-------------------------------

      The Company's contracts with the U.S. government and its agencies are subject to the audits by the Defense Contract Audit Agency (DCAA). DCAA is in the process of auditing the Company's indirect rates, including its methodology of computing these rates, for the year ended June 30, 1999. In its draft report, DCAA has questioned the allowability, and the allocability, of certain costs. In addition, DCAA has stated that there could be penalties imposed. The Company, together with its government consultants, is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. It is not possible to estimate the effect of the resolution of all of the issues, but management believes the range of additional cost to be from zero dollars to $2,200,000.

Item 2.   Management's  Discussion  and Analysis of Financial  Condition  and
-------   -------------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results to be expected in future periods.

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

      O we may be unable to continue to protect and maintain the proprietary nature of our technology, or to convince others of the necessity of licensing our technology without litigation;

      O other companies may be successful in asserting patent infringement or other claims against us which prevent us from commercializing products based on our technology or which force us to make royalty or other payments to competitors;

      O other companies may develop competing technologies which cause our technology to become obsolete or noncompetitive;

      O our licensees and joint venture partners may be unwilling or unable to meet their commitments or devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

      O    we may be unable to successfully execute our internal business plans;

      O we may need to obtain additional debt or equity financing to continue to operate our business and financing may be unavailable or available only on disadvantageous terms;

      O we may experience performance problems with key suppliers or subcontractors;

      O adverse changes may occur in general economic conditions or in political or competitive forces affecting our business;

      O    competition may increase in our industry or markets;

      O our government product development or research contracts may be terminated by unilateral government action or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed;

      O we may become subject to legal or regulatory proceedings which may reach unfavorable resolutions;

      O there may be adverse changes in the securities markets which affect the price of our stock; or

      O we may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

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

                              Results of Operations

Three Months Ended  December 31, 2001 Compared to Three Months Ended
--------------------------------------------------------------------
December 31, 2000
-----------------

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

      The Company had a net loss of $4,317,000 on revenues of $26,745,000 in the three months ended December 31, 2001 compared to a net loss of $716,000 on revenues of $15,088,000 for the three months ended December 31, 2000. The $3,601,000 increase in the net loss resulted primarily from $784,000 in higher litigation expenses to protect the Company's intellectual property; lower revenues from licenses and other agreements (zero in 2001 versus $2,500,000 in 2000); reduced royalties ($416,000 in 2001 versus $798,000 in 2000); higher administrative expenses to support expanded operations to commercialize the Company's products; and higher costs at the United Solar segment related to its move to its Auburn Hills,

Michigan, facility associated with its expansion in connection with the 25MW production capacity scheduled to be on line in 2002.

      The increased loss resulted from an operating loss of $1,399,000 in 2001 for the ECD segment versus operating income of $899,000 in 2000, a $233,000 increased operating loss for United Solar (operating loss of $1,144,000 in 2001 versus operating loss of $911,000 in 2000), and a $193,000 increased operating loss for Ovonic Battery (operating loss of $2,142,000 in 2001 versus operating loss of $1,949,000 in 2000).

      The ECD/Ovonic Battery programs in the Ovonic nickel metal hydride (NiMH) battery technology have led to a family of batteries not only for hybrid electric vehicles, electric vehicles and fuel cell electric vehicles, but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications. Expenses related to metal hydride materials production and the ongoing protection of the Company's intellectual property also contributed to the 2001 losses. Partially offsetting the loss from operations in the three months ended December 31, 2001 was other income (net) of $685,000 compared to other income (net) of $1,323,000 in the prior year.

      The increase in revenues primarily resulted from higher product sales ($7,407,000) and higher revenues from product development agreements ($7,232,000), partially offset by lower royalties ($382,000) and license and other agreements (zero in 2001 and $2,500,000 in 2000). The ECD segment's revenues increased to $19,936,000 in 2001 from $11,106,000 in 2000 due to increased revenues from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell, and due to machine-building sales to Bekaert ECD Solar Systems to build manufacturing equipment to make solar panels capable of producing 25MW of electrical power on an annual basis. The $9,746,000 increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($8,252,000 in 2001 versus $1,233,000 in 2000) and increased revenues from product development agreements ($6,394,000 in 2001 versus $569,000 in 2000), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, partially offset by decreased revenues from license and other agreements (zero in 2001 versus $2,500,000 in 2000). United Solar's 2001 revenues increased to $1,631,000 in 2001 versus $1,591,000 in 2000.

      Product sales, consisting of machine building, photovoltaic products, metal hydride materials and battery packs, increased 197% to $11,176,000 in the three months ended December 31, 2001 from $3,769,000 in the three months ended December 31, 2000. Machine-building revenues increased 398% to $9,214,000 in 2001 from $1,851,000 in 2000. The increase in machine-building revenues in 2001 relates primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($8,252,000 in 2001 compared to $1,233,000 in 2000) and ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar panels capable of producing annually 25MW of electrical power ($962,000 in 2001 compared to $595,000 in 2000). All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $1,588,000 for 2000 and $1,469,000 for 2001 (see Note D). Sales of metal hydride materials were $409,000 in 2001 compared to $59,000 in 2000. The Company currently has a product sales backlog of $30,736,000, $23,599,000 of which is expected to be recognized as revenues in Fiscal 2002.

      Royalties decreased 48% to $416,000 in the three months ended December 31, 2001 from $798,000 in the three months ended December 31, 2000. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share, unfavorable exchange rates, and crediting a previous overpayment of royalties calculated erroneously by a licensee.

      Revenues from product development agreements increased 93% to $15,001,000 in the three months ended December 31, 2001 from $7,768,000 in the three months ended December 31, 2000. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($4,998,000 for 2001 compared to $3,132,000 for
2000), Texaco Ovonic Fuel Cell ($2,483,000 for 2001 compared to $2,320,000 for
2000) and Texaco Ovonic Battery Systems ($5,076,000 for 2001 compared to zero in
2000) for advanced product development services, all of which began in Fiscal 2001. Partially offsetting these increases were decreases in revenues from the services contract with Ovonic Media ($435,000 in 2001 versus $775,000 in 2000) and the completion of programs with National Institute of Standards and Technology, which advanced the Company's hydrogen storage and optical memory technologies ($61,000 in 2001 versus $545,000 in 2000).

      Revenues from license and other agreements decreased to zero in the three months ended December 31, 2001 from $2,500,000 in the three months ended December 31, 2000. The 2000 license fees resulted from a license to Inner Mongolia Rare Earth Ovonic Metal Hydride Co. Ltd., one of the three Rare Earth Ovonic joint ventures. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $153,000 in the three months ended December 31, 2001 from $252,000 in the three months ended December 31, 2000. This decrease was due to reduction in revenues from Texaco Ovonic Battery Systems (formerly GM Ovonic) ($450 in 2001 versus $388,000 in 2000), partially offset by United Solar ($369,000 management fee from Bekaert ECD Solar Systems in 2000). Revenues from Texaco Ovonic Battery Systems were lower since they now perform these services in-house. Revenues from Bekaert ECD Solar Systems were lower due to lower management fees in 2001.

      The $6,684,000 increase in cost of product sales in the three months ended December 31, 2001 was due to the $7,407,000 increase in product sales and resulted in a $706,000 gross profit on product sales in 2001, an improvement of $723,000 compared to 2000. The improvement primarily results from machine-building contracts with positive margins. Partially offsetting the profitability of the machine-building contracts is the continued loss on the sales of metal hydride materials which resulted from Ovonic Battery maintaining its production capacity to produce hydride powders to meet the future needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for metal hydride materials, combined with high fixed costs, result in the loss on product sales for these products.

      For the three months ended December 31, 2001, compared to the three months ended December 31, 2000, the net cost of product development to the Company decreased by $177,000 despite an increase in expenditures for the development of products by $7,056,000 because the amount of funding received from joint ventures and customers increased by $7,233,000.

                                                 Three Months Ended
                                                    December 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------
Cost of revenues from product development
   agreements                               $14,896,000     $ 7,422,000
Product development and research              2,630,000       3,048,000
                                            -----------     -----------
      Total cost of product development      17,526,000      10,470,000
Revenues from product development
   agreements                                15,001,000       7,768,000
                                            -----------     -----------
      Net cost of product development       $ 2,525,000     $ 2,702,000
                                            ===========     ===========

The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $1,712,000 in the three months ended December 31, 2001 from $1,024,000 in the three months ended December 31, 2000, principally due to litigation costs ($1,346,000 in 2001 versus $562,000 in 2000) for the protection of the Company's NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      The increase in operating, general and administrative expenses from $1,845,000 in the three months ended December 31, 2000 to $2,039,000 in the three months ended December 31, 2001 was due primarily to increased spending ($1,513,000) as a result of selling expenses associated with machine-building contracts, personnel additions and other expenses associated with the Company's growth and $167,000 increased United Solar expenses for 2001, partially offset by increased allocations to product development research expenses and to cost of revenues from product development agreements ($1,487,000).

      The $638,000 decrease in other income (net) ($685,000 income in 2001 compared to $1,323,000 income in 2000) resulted primarily from lower interest income ($1,369,000 in 2001 compared to $1,633,000 in 2000) because of lower interest rates on the Company's investments and from higher equity losses in joint ventures at Bekaert ECD Solar Systems ($913,000 in 2001 compared to $597,000 in 2000) and at Innovative Transportation Systems ($125,000 in 2001 versus zero in 2000).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
2000
----

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. According to GAAP, the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss of $7,082,000 on revenues of $49,203,000 in the six months ended December 31, 2001 compared to a net loss of $2,461,000 on revenues of $25,222,000 for the six months ended December 31, 2000. The $4,621,000 increase in the net loss resulted primarily from $1,002,000 in higher litigation expenses to protect the Company's intellectual property; lower revenues from licenses and other agreements (zero in 2001 versus $2,800,000 in 2000); reduced royalties ($1,024,000 in 2001 versus $1,674,000 in 2000); higher administrative expenses to support expanded operations to commercialize the Company's products; and higher costs at the United Solar segment related to its move to its Auburn Hills, Michigan, facility associated with its expansion in connection with the 25MW production capacity scheduled to be on line in 2002.

      The increased loss resulted from an operating loss of $1,857,000 in 2001 for the ECD segment versus operating income of $1,278,000 in 2000 and an increased operating loss of $1,105,000 for United Solar (operating loss of $2,194,000 in 2001 versus operating loss of $1,089,000 in 2000), partially offset by a $1,365,000 improvement for Ovonic Battery (operating loss of $4,148,000 in 2001 versus operating loss of $5,513,000 in 2000).

      The ECD/Ovonic Battery programs in the Ovonic NiMH battery technology have led to a family of batteries not only for hybrid electric vehicles, electric vehicles and fuel cell electric vehicles, but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications. Expenses related to metal hydride materials production and the ongoing protection of the Company's intellectual property also contributed to the 2001 losses. Partially offsetting the loss from operations in the six months ended December 31, 2001 was other income (net) of $1,817,000 compared to other income (net) of $2,670,000 in the prior year.

      The increase in revenues primarily resulted from higher product sales ($15,375,000) and higher revenues from product development agreements ($12,682,000), partially offset by lower royalties ($649,000) and license and other agreements (zero in 2001 and $2,800,00 in 2000). The ECD segment's revenues increased to $39,747,000 in 2001 from $17,026,000 in 2000 due to increased revenues of $4,041,000 from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell and due to machine-building sales to Bekaert ECD Solar Systems to build manufacturing equipment to make solar panels capable of producing 25MW of electrical power on an annual basis. The $19,294,000 increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($16,664,000 in 2001 versus $2,117,000 in 2000), increased revenues from product development agreements ($10,004,000 in 2001 versus $1,363,000 in 2000), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, partially offset by decreased revenues from license and other agreements (zero in 2001 versus $2,800,000 in 2000). United Solar's 2001 revenues decreased to $3,279,000 in 2001 versus $3,842,000 in 2000.

      Product sales, consisting of machine building, photovoltaic products, metal hydride materials and battery packs, increased 221% to $22,336,000 in the six months ended December 31, 2001 from $6,961,000 in the six months ended December 31, 2000. Machine-building revenues increased 450% to $18,768,000 in 2001 from $3,414,000 in 2000. The increase in machine-building revenues in 2001 relates primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($16,664,000 in 2001 compared to $2,117,000 in 2000) and ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar panels capable of producing annually 25MW of electrical power ($2,103,000 in 2001 compared to $1,134,000 in 2000). All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $2,970,000 for 2000 and $2,698,000 for 2001 (see Note D). Sales of metal hydride materials were $612,000 in 2001 compared to $128,000 in 2000. The Company currently has a product sales backlog of $30,736,000, $23,599,000 of which is expected to be recognized as revenues in Fiscal 2002.

      Royalties decreased 39% to $1,024,000 in the six months ended December 31, 2001 from $1,674,000 in the six months ended December 31, 2000. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share, unfavorable exchange rates, and crediting a previous overpayment of royalties calculated erroneously by a licensee.

      Revenues from product development agreements increased 99% to $25,544,000 in the six months ended December 31, 2001 from $12,862,000 in the six months ended December 31, 2000. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($8,297,000 for 2001 compared to $4,572,000 for
2000), Texaco Ovonic Fuel Cell ($4,419,000 for 2001 compared to $3,217,000 for
2000) and Texaco Ovonic Battery Systems ($8,140,000 for 2001 compared to zero in
2000) for advanced product development services, all of which began in Fiscal 2001. Partially offsetting these increases were decreases in revenues from the services contract with Ovonic Media ($842,000 in 2001 versus $1,442,000 in 2000) and the completion of programs with National Institute of Standards and Technology, which advanced the Company's hydrogen storage and optical memory technologies ($173,000 in 2001 versus $1,206,000 in 2000).

      Revenues from license and other agreements decreased to zero in the six months ended December 31, 2001, from $2,800,000 in the six months ended December 31, 2000. The 2000 license fees resulted from licenses to Inner
Mongolia Rare Earth Ovonic Metal Hydride Co. Ltd., one of the three Rare Earth Ovonic joint ventures; to BYD Battery Co., Ltd.; and, to SANIK Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $299,000 in the six months ended December 31, 2001 from $926,000 in the six months ended December 31, 2000. This decrease was due to reductions in revenues from Texaco Ovonic Battery Systems (formerly GM Ovonic), which now performs these services in-house ($1,300 in 2001 versus $723,000 in 2000) and United Solar ($175,000 management fee from Bekaert ECD Solar Systems in 2000).
Revenues from Bekaert ECD Solar Systems were lower due to lower management fees in 2001.

      The $14,193,000 increase in cost of product sales in the six months ended December 31, 2001 was due to the $15,375,000 increase in product sales and resulted in a $1,161,000 gross profit on product sales in 2001, an improvement of $1,182,000 compared to 2000. The improvement primarily results from machine-building contracts with positive margins. Partially offsetting the profitability of the machine-building contracts is the continued loss on the sales of metal hydride materials which resulted from Ovonic Battery maintaining its production capacity to produce hydride powders to meet the future needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for metal hydride materials, combined with high fixed costs, result in the loss on product sales for these products.

      For the six months ended December 31, 2001, compared to the six months ended December 31, 2000, the net cost of product development to the Company decreased by $331,000 despite an increase in expenditures for the development of products by $12,351,000 because the amount of funding received from joint ventures and customers increased by $12,682,000.

                                                 Six Months Ended
                                                   December 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------
Cost of revenues from product development
   agreements                               $ 25,216,000    $ 11,983,000
Product development and research               4,546,000       5,428,000
                                            ------------    ------------
      Total cost of product development       29,762,000      17,411,000
Revenues from product development
   agreements                                 25,544,000      12,862,000
                                            ------------    ------------
      Net cost of product development       $  4,218,000    $  4,549,000
                                            ============    ============

The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

      Expenses were incurred in 2001 and 2000 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $3,060,000 in the six months ended December 31, 2001 from $2,015,000 in the six months ended December 31, 2000, principally due to litigation costs ($1,951,000 in 2001 versus $949,000 in 2000) for the protection of the Company's NiMH battery patents and technology. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      The increase in operating, general and administrative expenses from $3,947,000 in the six months ended December 31, 2000 to $4,105,000 in the six months ended December 31, 2001 was due primarily to increased spending ($3,443,000) as a result of selling expenses associated with machine-building contracts, personnel additions and other expenses associated with the Company's growth and $274,000 increased expenses of United Solar expenses for 2001, partially offset by increased allocations to product development research expenses and to cost of revenues from product development agreements ($3,560,000).

      The $854,000 decrease in other income (net) ($1,816,000 income in 2001 compared to $2,670,000 income in 2000) resulted primarily from lower interest income ($2,726,000 in 2001 compared to $3,187,000 in 2000) because of lower interest rates on the Company's investments and from higher equity losses in joint ventures at Bekaert ECD Solar Systems ($1,557,000 in 2001 compared to $804,000 in 2000) and at Innovative Transportation Systems ($254,000 in 2001 compared to zero in 2000).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

                         Liquidity and Capital Resources

      As of December 31, 2001, the Company had consolidated cash, cash equivalents, short-term investments and accounts receivable (including $21,608,000 of amounts due from related parties) of $158,945,000 ($20,000,000 of which is restricted), an increase of $42,168,000 from June 30, 2001. As of December 31, 2001, the Company had consolidated working capital of $129,055,000 compared with a consolidated working capital of $92,577,000 as of June 30, 2001. Since June 30, 2001, ECD has received approximately $45,128,000 from the exercise of warrants, stock options and additional shares purchased by Texaco to maintain its 20% ownership.

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

      During the six months ended December 31, 2001, of the Company's $117,985,000 cash, cash equivalents and short-term investments, the Company purchased $38,076,000 of short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 32 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of December 31, 2001, there were two investments which, at that time, did not comply with this policy. The Company believes that this was only a temporary situation and, based on advice from its bank, has continued to hold these investments.

      During the six months ended December 31, 2001, $3,627,000 of cash was used in operations. The difference between the net loss of $7,082,000 and the net cash used in operations was principally due to increases in accounts payable and accrued expenses, deferred revenues, non-cash costs (principally depreciation, equity losses in joint ventures and deferred profits on sales to Bekaert ECD Solar Systems), partially offset by increases in accounts receivable (primarily related party). In addition, $3,251,000 of machinery and equipment was purchased or constructed, principally for ECD's expansion and for United Solar, during this period.

      Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $49,100,000 from the Bank of Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not limited to, nonpayment due to force majeure, acts of war, or other political or economic events. Of the Letters of Credit totaling $49,100,000, LaSalle Bank has accepted the risk of nonpayment due to nonconforming documents for payments totaling $18,500,000. As of February 12, 2002, Ovonic Battery has received payments totaling $24,800,000 under the three contracts, $8,900,000 for amounts not covered by Letters of Credit and $15,900,000 for amounts covered by Letters of Credit. There are currently no outstanding amounts where payments are past due.

      On February 22, 2002, the Company plans on making a cash investment of $1,710,000 in the Rare Earth Ovonic joint ventures.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

      o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and TESI formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as to further develop them for nonautomotive applications. TESI is funding approximately $150,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Troy, Michigan, and in Kettering, Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a $48,000,000 product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $8,140,000 for work performed under the contract in the six months ended December 31, 2001 and is budgeted to receive approximately $17,000,000 in 2002.

      o  Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between
         ECD and TESI formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. TESI is funding an initial amount of up to $104,000,000, including product and market development. The principal use of the funds is to fund a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $8,296,000 for work performed under the contract in the six months ended December 31, 2001 and is budgeted to receive approximately $16,000,000 in 2002.

      o Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and TESI formed with the initial mission of further developing the Ovonic regenerative fuel cell technology, validating the manufacturing methodologies and producing production-ready prototypes. TESI is funding initial product and market development of up to $70,000,000, the primary use of which is to fund a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, will last up to three years, and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $4,419,000 for work performed under the contract in the six months ended December 31, 2001 and is budgeted to receive approximately $14,000,000 in 2002.

      o Bekaert ECD Solar Systems/United Solar - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out United Solar's previous joint venture partner). The remaining funds will be used to fund a fivefold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $55,000,000 with an annual capacity of 25MW.

      o  Ovonic Media, LLC - a strategic alliance formed with General
         Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media. ECD received a $3,000,000 contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. Following a successful demonstration, the partners approved a commercialization and financing plan totaling an additional $4,000,000 for a period from July 1, 2001 to March 31, 2002.

      o Ovonyx, Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others with a purpose to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types. It has been used in rewritable CD and DVD disks and may have potential as a replacement for such memory types as FLASH, SRAM and DRAM. Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition, ECD receives royalties from Ovonyx equal to .5% of Ovonyx's revenues.

      These strategic alliances and new business agreements have both near-term and long-term impacts on the Company's capital resources. The ChevronTexaco, Bekaert, Ovonyx and General Electric agreements have resulted in the acceleration of the commercialization and development of the Company's products and technologies. The Company's business partners have funded most of its product development activities which has allowed the Company to preserve its financial resources.

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

      ChevronTexaco purchased 448,358 shares of ECD Common Stock on August 29, 2001 for $8,894,000 to maintain its 20% proportionate interest in ECD. Previously, ChevronTexaco purchased 125,233 shares of ECD Common Stock on October 26, 2000 for $3,795,000, 39,805 shares for approximately $1,078,000 on January 31, 2001 and 20,437 additional shares for approximately $572,000 on May 8, 2001.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $117,215,000 and $81,956,000 of these investments on December 31, 2001 and June 30, 2001, respectively. On December 31, 2001, the investments had an average maturity of 198 days, $62,359,000 of which had maturities of 91 days to 29 months. On June 30, 2001, the investments had an average maturity of 224 days, $48,909,000 of which had maturities of 91 days to 33 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of December 31, 2001, there were two investments which, at that time, did not comply with this policy. The Company believes that this was only a temporary situation and, based on advice from its bank, has continued to hold these investments. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our December 31, 2001 portfolio of approximately $920,000.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      A. Exhibits
         --------

         None


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


                                    Energy Conversion Devices, Inc.
                                    -------------------------------------------
                                    (Registrant)



                                    By: /s/ Stephan W. Zumsteg
                                    -------------------------------------------
                                    Stephan W. Zumsteg
Date: February 14, 2002             Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)



                                    By: /s/ Stanford R. Ovshinsky
                                    -------------------------------------------
                                    Stanford R. Ovshinsky
Date: February 14, 2002             President and Chief Executive Officer