Form 10-Q
period 2002-03-31
ENERGY CONVERSION DEVICES INC
filed 2002-05-15
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     MARCH 31, 2002
                    -----------------------------------------------------------

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
                                              ---  ----

      As of May 10, 2002, there were 219,913 shares of Class A Common Stock, 430,000 shares of Class B Common Stock and 21,248,973 shares of Common Stock outstanding.


                               Page 1 of 48 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

                         ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------
                                         (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                                     March 31,                     March 31,
                                            ---------------------------   ---------------------------
                                                2002           2001           2002           2001
                                            ------------   ------------   ------------   ------------
REVENUES
  Product sales                             $  7,277,124   $  4,572,471   $ 24,655,994   $  7,254,156
  Product sales to related parties             2,747,240      2,781,242      7,704,018      7,060,068
                                            ------------   ------------   ------------   ------------
      Total product sales                     10,024,364      7,353,713     32,360,012     14,314,224

  Royalties                                      453,509        730,467      1,467,004      2,404,327
  Royalties - related parties                      5,824         -              16,809         -
                                            ------------   ------------   ------------   ------------
      Total royalties                            459,333        730,467      1,483,813      2,404,327

  Revenues from product development
    agreements                                 1,322,810      1,509,272      5,061,225      4,846,796
  Revenues from product development
    agreements with related parties           12,717,273      7,735,712     34,523,009     17,259,892
                                            ------------   ------------   ------------   ------------
      Total revenues from product
        development agreements                14,040,083      9,244,984     39,584,234     22,106,688
  Revenues from license and other
    agreements                                    -              -              -           2,800,000
  Other                                           30,703         53,750        102,244        216,912
  Other revenues from related parties            (64,505)       339,277        163,152      1,102,030
                                            ------------   ------------   ------------   ------------
      Total other revenues                       (33,802)       393,027        265,396      1,318,942
                                            ------------   ------------   ------------   ------------
        TOTAL REVENUES                        24,489,978     17,722,191     73,693,455     42,944,181

EXPENSES
  Cost of product sales                        9,853,715      7,316,282     31,028,373     14,297,463
  Cost of revenues from product
   development agreements                     14,286,048      8,977,216     39,330,745     20,777,552
  Product development and research             3,615,509      3,486,591      8,332,883      9,096,641
  Patent defense (net)                           368,459        193,752      2,319,634      1,142,904
  Patents                                        401,069        631,455      1,510,305      1,697,070
  Operating, general and administrative        1,701,890      2,097,333      5,806,845      6,044,394
                                            ------------   ------------   ------------   ------------
        TOTAL EXPENSES                        30,226,690     22,702,629     88,328,785     53,056,024
                                            ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                          (5,736,712)    (4,980,438)   (14,635,330)   (10,111,843)

OTHER INCOME (EXPENSE)
  Interest income                              1,229,912      1,476,915      3,955,756      4,664,127
  Interest expense                              (144,696)      (184,396)      (454,155)      (615,668)
  Equity loss in joint ventures               (1,131,266)      (740,776)    (2,942,738)    (1,544,297)
  Minority interest share of losses              485,971        241,112      1,256,915        696,059
  Other nonoperating income (expense) (net)      282,175        (83,986)       723,134        178,921
                                            ------------   ------------   ------------   ------------
    TOTAL OTHER INCOME (EXPENSE)                 722,096        708,869      2,538,912      3,379,142
                                            ------------   ------------   ------------   ------------
NET LOSS                                    $ (5,014,616)  $ (4,271,569)  $(12,096,418)  $ (6,732,701)
                                            ============   ============   ============   ============
BASIC NET LOSS PER SHARE                    $       (.23)  $       (.22)  $       (.56)  $       (.35)
                                            ============   ============   ============   ============
DILUTED NET LOSS PER SHARE                  $       (.23)  $       (.22)  $       (.56)  $       (.35)
                                            ============   ============   ============   ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                             March 31,      June 30,
                                                               2002           2001
                                                            ------------   ------------
                                                            (Unaudited)
CURRENT ASSETS (NOTE A)
  Cash, including cash equivalents of $21,734,000 at
    March 31, 2002 and $33,047,000 at June 30, 2001         $ 23,381,166   $ 33,055,399
  Short-term investments (NOTE G)                             74,870,105     48,908,662
  Accounts and notes receivable (net of allowance for
    uncollectible accounts of approximately $495,000 at
    March 31, 2002, and $583,000 at June 30, 2001)            22,786,377     18,809,094
  Amounts due from related parties                            26,214,635     16,003,632
  Inventories                                                  1,438,952      1,333,542
  Other                                                          356,162        542,930
                                                             -----------    -----------
      TOTAL CURRENT ASSETS                                   149,047,397    118,653,259

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                     267,000        267,000
  Buildings and improvements                                   2,929,876      1,214,625
  Machinery and other equipment (including construction
    in progress of approximately $909,000 and $1,010,000
    at March 31, 2002 and June 30, 2001, respectively)        23,944,740     22,261,322
  Capitalized lease equipment                                  3,056,060      3,056,060
                                                             -----------    -----------
                                                              30,197,676     26,799,007
  Less accumulated depreciation and amortization             (21,969,319)   (20,660,619)
                                                             -----------    -----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                      8,228,357      6,138,388

Investments in EV Global and Rare Earth Ovonic-China
  (NOTE A)                                                     2,710,000      1,000,000

Long-Term Note Receivable - Bekaert ECD Solar Systems
  (NOTE A)                                                    10,751,013     10,256,110

Deferred tax assets                                               -             864,999

JOINT VENTURES (NOTE D)
  Bekaert ECD Solar Systems                                   18,185,940     23,421,156
  Bekaert ECD Europe                                              24,733         28,347
  Texaco Ovonic Fuel Cell Company                                 -              -
  Texaco Ovonic Hydrogen Systems                                  -              -
  Texaco Ovonic Battery Systems                                   -              -
  Ovonyx                                                          -              -
  Ovonic Media                                                    -              -
  Innovative Transportation Systems                            3,546,629      4,000,206
  Sovlux                                                          -              -

OTHER ASSETS                                                   2,822,881      1,742,922
                                                            ------------   ------------
       TOTAL ASSETS                                         $195,316,950   $166,105,387
                                                            ============   ============


See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          March 31,       June 30,
                                                             2002           2001
                                                         ------------   ------------
                                                         (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $ 20,228,014   $ 18,413,708
  Accounts payable - related parties                          544,293         10,533
  Salaries, wages and amounts withheld from employees       1,826,812      2,366,673
  Deferred revenues under business agreements                  75,000        222,730
  Deferred revenues - related parties                         998,576      2,346,054
  Current installments on long-term liabilities             2,514,139      2,716,072
                                                         ------------   ------------
       TOTAL CURRENT LIABILITIES                           26,186,834     26,075,770

LONG-TERM LIABILITIES                                       6,535,801      7,898,011

LONG-TERM NOTES PAYABLE                                    10,751,013     10,256,110

DEFERRED GAIN                                                 173,955        278,328

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                    3,696,513      3,818,488
                                                         ------------   ------------
       TOTAL LIABILITIES                                   47,344,116     48,326,707

NEGATIVE GOODWILL (NOTE D)                                  2,332,168      2,681,993

MINORITY INTEREST (NOTE D)                                  3,099,061      4,355,976

STOCKHOLDERS' EQUITY
  Capital Stock
  Class A Convertible Common Stock,
    par value $0.01 per share:
      Authorized - 500,000 shares
      Issued and outstanding - 219,913 shares                   2,199          2,199
  Class B Convertible Common Stock,
    par value $0.01 per share
      Authorized, Issued and Outstanding - 430,000 shares       4,300          4,300
  Common Stock, par value $0.01 per share:
      Authorized - 30,000,000 shares
      Issued and Outstanding - 21,242,473 shares at
        March 31, 2002 and 19,053,026 shares at
        June 30, 2001                                         212,425        190,530
  Additional paid-in capital                              384,651,810    339,858,798
  Accumulated deficit                                    (239,402,336)  (227,305,918)
  Accumulated other comprehensive income (loss)              (546,553)       881,342
  Unearned Compensation on Class B Convertible
    Common Stock                                           (2,380,240)    (2,890,540)
                                                         ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY                         142,541,605    110,740,711
                                                         ------------   ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $195,316,950   $166,105,387
                                                         ============   ============



See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                $(12,096,418)  $ (6,732,701)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                            1,638,858      1,808,327
    Equity loss in joint ventures                            2,942,738      1,544,297
    Profit deferred on sales to Bekaert ECD Solar Systems   (1,774,172)       741,835
    Creditable royalties                                      (121,975)       (27,665)
    Stock and stock options issued for services rendered       771,147        566,956
    Amortization of deferred gain                             (104,373)      (330,795)
    Amortization of negative goodwill                         (349,825)      (349,825)
    Minority interest                                       (1,256,915)      (696,059)
    Other                                                      (16,748)        54,824
  Changes in working capital:
    Accounts receivable                                     (3,977,283)    (4,206,928)
    Amounts due from related parties                        (5,687,162)    (7,592,176)
    Inventories                                               (105,410)      (418,850)
    Other assets                                              (893,191)    (1,202,431)
    Accounts payable and accrued expenses                    2,714,112      5,301,586
    Accounts payable - related parties                         533,760        (11,837)
    Deferred revenues under business agreements               (147,730)     2,045,905
    Deferred revenues - related parties                     (1,347,478)    (1,971,171)
                                                          ------------   ------------
NET CASH USED IN OPERATIONS                                (19,278,065)   (11,476,708)

INVESTING ACTIVITIES:
  Purchases of capital equipment                            (4,322,573)    (1,282,771)
  Proceeds from sale of capital equipment                       35,826         -
  Investment in Bekaert ECD Europe                              -             (43,750)
  Investment in Innovative Transportation Systems               -          (2,409,000)
  Investment in Rare Earth                                  (1,710,000)        -
  Purchase of investments                                  (72,698,554)   (23,773,397)
  Sale of investments                                       45,309,216     13,013,573
                                                          ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                      (33,386,085)   (14,495,345)

FINANCING ACTIVITIES:
  Principal payments under short-term and long-term
   debt and capitalized lease obligations                   (1,564,143)    (1,462,332)
  Proceeds from sale of stock to ChevronTexaco               8,893,629      4,872,288
  Proceeds from sale of stock upon exercise
   of stock options                                             87,883      4,547,574
  Proceeds from exercise of warrants                        35,572,548      4,341,560
                                                          ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   42,989,917     12,299,090

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (9,674,233)   (13,672,963)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 33,055,399     44,592,017
                                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 23,381,166   $ 30,919,054
                                                          ============   ============


See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Unaudited)


                                                            Nine Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2002        2001
                                                          ----------  ----------
SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION:

Cash paid for interest                                    $ 454,155   $ 615,668

The Company's noncash investing and
  financing activities were as follows:

  Accretion of interest - long-term note receivable -       494,903     464,763
      Bekaert ECD Solar Systems

  Accretion of interest - long-term note payable - Canon   (494,903)   (464,763)

  Transfer deferred tax asset to accounts receivable       (864,999)      -

  Record tax accounts receivable                            864,999       -

  Transfer Investment in Bekaert ECD Solar Systems
    to notes receivable                                  (4,493,166)      -

  Record note receivable - Bekaert ECD Solar Systems      4,493,166       -

















See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation
------------------------------

      Information for the three months and nine months ended March 31, 2002 (fiscal 2002) and 2001 (fiscal 2001) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with Generally Accepted Accounting Principles in the United States (GAAP) for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2001 Annual Report on Form 10-K which contains a summary of ECD's accounting policies and other footnote information.

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

      The Company has a number of strategic alliances and has, as of March 31, 2002, seven major investments accounted for by the equity method: (i) Texaco Ovonic Battery Systems LLC, Ovonic Battery's 50% joint venture with Texaco Energy Systems Inc., a subsidiary of ChevronTexaco Corporation (TESI), to manufacture and sell the Company's proprietary NiMH batteries for electric, hybrid electric and fuel cell electric vehicle applications, uninterruptible power supplies and telecommunication applications; (ii) Texaco Ovonic Fuel Cell Company LLC, a 50%-owned joint venture with TESI to further develop and commercialize Ovonic(TM) Regenerative Fuel Cells technology; (iii) Texaco Ovonic Hydrogen Systems LLC, a 50%-owned joint venture with TESI to further develop Ovonic(TM) hydrogen storage technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD to design, develop, demonstrate and commercialize the Company's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs; (v) Ovonyx, Inc., a 41.7%-

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic Unified Memory (OUM) technology; (vi) United Solar, owned 81% by ECD, has a 40% joint venture, Bekaert ECD Solar Systems LLC, to sell its photovoltaic modules and systems throughout the world; and (vii) Innovative Transportation Systems AG, a German company owned 26% by ECD and 8% by Texaco Ovonic Battery Systems to manufacture and sell electric vehicles, hybrid electric vehicles and fuel cell electric vehicles. In addition, ECD has a 50%-owned joint venture in Russia, Sovlux Co., Ltd., and a joint venture in Belgium, Bekaert ECD Solar Systems Europe N.V. (Bekaert ECD Europe) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

      The Company accounts for its investment ($1,000,000) in EV Global using the cost method of accounting. ECD's interest in EV Global is less than 1%. The Company has three joint ventures with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing and licensing of its battery and other related technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total investment of $1,710,000).

      Intellectual property and patents resulting from the Company's investments in its technologies are valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances and future developments whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      The Company's investments in its joint ventures, other than Bekaert ECD Solar Systems, Innovative Transportation Systems and Bekaert ECD Europe, are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Certain items for the three months and nine months ended March 31, 2001 and as of June 30, 2001 have been reclassified to be consistent with the classification of items as of and for the three months and nine months ended March 31, 2002.

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

      The Company entered into foreign currency forward contracts ("forward contracts") on March 30, 2001 for $5,267,000 to hedge the foreign currency exposure on Japanese Yen in anticipation of purchases of machinery related to a machine-building contract. Expected amounts and payment dates for the purchase of the machinery as stated in the purchase orders match the terms within the forward contracts. Thus, the forward contracts have been treated as cash flow hedges under Statement of Financial Accounting Standards (SFAS) 133. The payment dates for both the machinery purchases and forward contracts extend from the period April 23, 2001 to May 15, 2002. As of March 31, 2002, the cash flow hedge was 100% effective. The Company believes that it remains probable that the one remaining payment for the machinery will take place within 60 days of the scheduled machinery payment date.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:


                                                  Three Months Ended           Nine Months Ended
                                                       March 31,                   March 31,
                                               -------------------------   --------------------------
                                                  2002          2001          2002           2001
                                               -----------   -----------   ------------   -----------
                                               (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Net Loss                                       $(5,014,616)  $(4,271,569)  $(12,096,418)  $(6,732,701)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities (net)     (967,973)      511,375     (1,427,895)    1,290,930
                                               -----------   -----------   ------------   -----------
COMPREHENSIVE LOSS                             $(5,982,589)  $(3,760,194)  $(13,524,313)  $(5,441,771)
                                               ===========   ===========   ============   ===========

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

Short-Term Investments
----------------------

      Short-term investments consist of commercial paper, classified as available for sale, maturing in 91 days to 38 months from date of acquisition and are stated at cost, which approximates fair market value.

Financial Instruments
---------------------

      Due to the short-term maturities of cash, cash equivalents, marketable securities, accounts receivable and accounts payable, the Company believes the carrying value of its financial instruments to be a reasonable estimate of fair value.

Foreign Currency Transaction Gains and Losses
---------------------------------------------

      Since most of the Company's contracts and transactions are denominated and settled in U.S. dollars, there are no significant foreign currency gains or losses.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Accounts and Notes Receivable
-----------------------------

                                                    March 31,      June 30,
                                                      2002           2001
                                                   -----------    -----------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
         Commercial customers                      $17,088,383   $11,604,014

      Amounts billed to customers
         Commercial customers                          345,157     1,215,328
                                                   -----------   -----------
             Sub-total                              17,433,540    12,819,342

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
       subsequent month
         U.S. Government                               698,024       844,720
         Commercial customers                        1,198,271        72,970
                                                   -----------   -----------
                                                     1,896,295       917,690
      Amounts billed
         U.S. Government                               390,376     2,545,250
         Commercial customers                           51,020        51,020
                                                   -----------   -----------
                                                       441,396     2,596,270
      Retainages
         U.S. Government                                40,500        40,500
                                                   -----------   -----------
             Sub-total                               2,378,191     3,554,460

Amounts unbilled for other than long-term
   contracts
         Commercial customers                        2,858,680     2,164,631

Amounts billed for other than long-term
   contracts
         Commercial customers                          610,966       853,661

Allowance for uncollectible accounts                  (495,000)     (583,000)
                                                   -----------   -----------
             TOTAL                                 $22,786,377   $18,809,094
                                                   ===========   ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than ten years and have not been audited. There are no material retentions at March 31, 2002 and June 30, 2001. Certain U.S. government contracts remain subject to audit.

      Included in accounts receivable at March 31, 2002 and June 30, 2001, are $17,088,000 and $11,950,000, respectively, due from Rare Earth Ovonic joint ventures in China (see Note D).

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

Amounts Due from Related Parties
--------------------------------

                                                      March 31,     June 30,
                                                        2002          2001
                                                     -----------   -----------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
         Bekaert ECD Solar Systems                   $   407,298   $ 1,229,324

      Amounts billed
         Bekaert ECD Solar Systems                     3,432,521     4,015,345

      Retainages
         Bekaert ECD Solar Systems                     4,497,954     1,622,266
                                                     -----------   -----------
             Sub-total                                 8,337,773     6,866,935

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
       subsequent month
         Bekaert ECD Solar Systems                       130,000       130,000
         Ovonic Media                                     -             16,748
         Texaco Ovonic Battery Systems                 1,611,877     6,432,859
         Texaco Ovonic Fuel Cell Company               1,000,739       932,323
         Texaco Ovonic Hydrogen Systems                2,576,073       777,441
                                                     -----------   -----------
             Sub-total                                 5,318,689     8,289,371

      Amounts billed
         Texaco Ovonic Battery Systems                 6,585,367       185,830

Amounts unbilled for other than long-term contracts
         Ovonyx                                           20,827        30,875
         Texaco Ovonic Battery Systems                    -             20,714
                                                     -----------   -----------
             Sub-total                                    20,827        51,589

Amounts billed for other than long-term contracts
         Bekaert ECD Solar Systems                        -            396,912
         ChevronTexaco Technology Ventures             1,217,941        -
         Ovonyx                                           40,505        25,863
         Texaco Ovonic Battery Systems                   200,367       187,132
                                                     -----------   -----------
             Sub-total                                 1,458,813       609,907

Note Receivable
         Bekaert ECD Solar Systems                     4,493,166        -
                                                     -----------   -----------
             TOTAL                                   $26,214,635   $16,003,632
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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Basis of Presentation (Continued)
------------------------------------------

      Inventories for United Solar and Ovonic Battery are as follows:

                                   March 31,     June 30,
                                     2002           2001
                                  ----------    ----------

      Finished products           $  178,660    $  109,500
      Work in process                753,136       809,829
      Raw materials                  507,156       414,213
                                  ----------    ----------
                                  $1,438,952    $1,333,542
                                  ==========    ==========

Long-Term Note Receivable
-------------------------

      In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004 in connection with the acquisition of Canon's interest in United Solar (see Note D).

Product Development, Patents and Technology
-------------------------------------------

      Product development and research costs are expensed as they are incurred and, as such, the Company's investments in its technologies and patents are recorded in its financial statements at zero regardless of their values. The technology investments are the bases by which the Company is able to enter into license and joint venture agreements.

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

      In connection with a certain government contract, the Company may have to pay, as a recoupment to the government, a share of future license or royalty payments pertaining to certain patents.

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

      The first type of business agreement relates to licensing these proprietary technologies. Licensing activities are tailored to provide each licensee with the right to use the Company's technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to product development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee; and other agreements combine the efforts of the Company with those of the licensee.

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

Overhead and General and Administrative Allocations
---------------------------------------------------

      The Company allocates overhead and general and administrative expenses to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                       Nine Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2002           2001
                                                   -----------    -----------
     Product sales:
         Machine building                          $23,806,081    $ 6,400,998
         Battery packs                                 315,645        746,433
         Metal hydride materials                       534,268        106,725
                                                   -----------    -----------
                                                    24,655,994      7,254,156
     Product sales - related parties:
         Photovoltaics                               3,835,363      4,555,941
         Machine building                            3,667,003      2,218,409
         Battery packs                                  19,488        108,694
         Metal hydride materials                       182,164        177,024
                                                   -----------    -----------
                                                     7,704,018      7,060,068
                                                   -----------    -----------
     Total product sales                           $32,360,012    $14,314,224
                                                   ===========    ===========
     Royalties
         Battery technology                        $ 1,402,416    $ 2,299,349
         Optical memory                                 64,588        104,978
                                                   -----------    -----------
                                                     1,467,004      2,404,327
     Royalties - related parties
         Microelectronics                               16,809         -
                                                   -----------    -----------
     Total royalties                               $ 1,483,813    $ 2,404,327
                                                   ===========    ===========
     Revenues from product development agreements:
         Photovoltaics                             $ 1,692,117    $ 2,063,813
         Battery technology                          2,804,721      1,694,487
         Optical memory                                172,695        504,752
         Hydrogen                                      348,435        583,744
         Clear coat                                     43,257         -
                                                   -----------    -----------
                                                     5,061,225      4,846,796
     Revenues from product development
       agreements - related parties:
         Battery technology                         12,154,477        810,869
         Optical memory                              1,355,332      1,835,473
         Hydrogen                                   14,184,056      8,460,663
         Fuel cells                                  6,829,144      6,152,887
                                                   -----------    -----------
                                                    34,523,009     17,259,892
                                                   -----------    -----------
     Total revenues from product development
       agreements                                  $39,584,234    $22,106,688
                                                   ===========    ===========
     License and other agreements:
         Battery technology                        $    -         $ 2,800,000
                                                   ===========    ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                       Nine Months Ended
                                           March 31,
                                  ---------------------------
                                      2002           2001
                                  ------------   ------------
       United States              $44,040,011    $26,941,542
       China                       23,820,858      8,985,750
       Mexico                       3,835,363      4,555,941
       Japan                        1,355,847      2,134,019
       Hong Kong                      528,434        148,976
       Germany                        112,725        113,525
       Netherlands                     -              40,000
       Other countries                    217         24,428
                                  -----------    -----------
                                  $73,693,455    $42,944,181
                                  ===========    ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2002 and June 30, 2001, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                 March 31,    June 30,
                                   2002         2001
                                ----------   ----------
          Battery               $1,714,219   $1,819,416
          Optical memory         1,982,294    1,999,072
                                ----------   ----------
                                $3,696,513   $3,818,488
                                ==========   ==========

Creditable royalties earned and recognized as revenue were:

                                Periods Ended March 31,
                                -----------------------
                                   2002         2001
                                ----------   ----------

          Three months ended    $  22,504    $  11,774
          Nine months ended       121,975       27,665

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

                          BEKAERT ECD SOLAR SYSTEMS LLC
                             STATEMENT OF OPERATIONS
                             -----------------------


                                    Three Months Ended           Nine Months Ended
                                         March 31,                   March 31,
                                 -------------------------   -------------------------
                                    2002          2001          2002          2001
                                 -----------   -----------   -----------   ------------
                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
  Revenues                       $ 3,396,962   $ 2,257,375   $12,363,450   $ 4,984,161

  Operating Expenses:
    Cost of Sales                  4,356,608     3,217,147    14,180,773     6,557,243
    General and Administrative     1,685,975       978,932     5,628,592     3,159,723
                                 -----------   -----------   -----------   -----------
      Total Expenses               6,042,583     4,196,079    19,809,365     9,716,966
  Other Income (Expense)            (624,745)      (80,657)   (1,708,522)       48,715
                                 -----------   -----------   -----------   -----------
  Net Loss                       $(3,270,366)  $(2,019,361)  $(9,154,437)  $(4,684,090)
                                 ===========   ===========   ===========   ===========


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          BEKAERT ECD SOLAR SYSTEMS LLC
                                  BALANCE SHEET
                                  -------------

                                                   March 31,      June 30,
                                                     2002           2001
                                                 ---------------------------
                                                          (Unaudited)
   Current Assets:
       Cash and Cash Equivalents                 $  9,527,491   $ 10,726,490
       Inventory                                    6,613,931      7,714,969
       Other Current Assets                         7,526,687      5,100,865
                                                 ------------   ------------
          Total Current Assets                     23,668,109     23,542,324

   Property, Plant and Equipment (Net)             70,481,267     26,104,169
   Other Assets                                    34,555,304     20,908,387
                                                 ------------   ------------
          Total Assets                           $128,704,680   $ 70,554,880
                                                 ============   ============

   Current Liabilities:
       Accounts and Notes Payable and Accrued
        Expenses                                 $ 18,081,361   $ 14,602,720
                                                 ------------   ------------
          Total Current Liabilities                18,081,361     14,602,720
   Long-term Liabilities:
       Note Payable - ECD                          10,751,014     10,256,110
       Capital Lease Obligation                    50,599,820         -
                                                 ------------   ------------
          Total Long-term Liabilities              61,350,834     10,256,110
   Members' Equity                                 49,272,485     45,696,050
                                                 ------------   ------------
          Total Liabilities and Members' Equity  $128,704,680   $ 70,554,880
                                                 ============   ============

      As of March 31, 2002, an investment of $4,493,166 previously made by United Solar in Bekaert ECD Solar Systems has been transferred to an interest-bearing notes payable to United Solar.

      The Company recorded revenues from Bekaert ECD Solar Systems of $2,701,000 and $7,502,000, respectively, for the three months and nine months ended March 31, 2002 and $2,671,000 and $6,774,000, respectively, for the three months and nine months ended March 31, 2001, representing revenues realized on ECD's machine-building contract with Bekaert ECD Solar Systems and United Solar's sales of product to Bekaert ECD Solar Systems.

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

      The Company recorded revenue from Texaco Ovonic Battery Systems of $3,927,000 and $12,155,000, respectively, for the three months and nine months ended March 31, 2002 for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development work). The Company recorded revenues from Texaco Ovonic Battery of $46,000 and $188,000 for the three months and nine months ended March 31, 2002, for products sold to this joint venture.

      There are no financial statements currently available for Texaco Ovonic Battery Systems. Texaco Ovonic Battery Systems is in the developmental stage and, as such, has a history of operating losses.

Texaco Ovonic Fuel Cell Company

      In September 2000, ECD and TESI formed Texaco Ovonic Fuel Cell Company LLC. TESI is funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Fuel Cell Company to ECD to further develop Ovonic(TM) regenerative fuel cell technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell Company that are derived from its financial statements.

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                             STATEMENT OF OPERATIONS
                             -----------------------

                                    Three Months Ended            Nine Months   Inception (9/21/00)
                                         March 31,              Ended March 31,  Through March 31,
                                 -------------------------      --------------- ------------------
                                    2002          2001             2002                2001
                                 -----------   -----------      -----------     ------------------
                                 (Unaudited)   (Unaudited)      (Unaudited)         (Unaudited)
Expenses:
  Product Development -
    Paid or Payable to ECD       $ 2,176,879   $ 2,424,638      $ 5,822,105         $ 5,138,886
  Product Development -
    Paid or Payable to TESI          260,003       145,508          876,699             145,508
  Depreciation Expense               146,056         -              339,613                -
                                 -----------   -----------      -----------         -----------
       Total Expenses              2,582,938     2,570,146        7,038,417           5,284,394
                                 -----------   -----------      -----------         -----------
Other Income:
  Dividend Income                      2,276        17,179            5,296              22,160
                                 -----------   -----------      -----------         -----------
Net Loss                         $(2,580,662)  $(2,552,967)     $(7,033,121)        $(5,262,234)
                                 ===========   ===========      ===========         ===========


                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                  BALANCE SHEET
                                  -------------

                                                   March 31,      June 30,
                                                     2002           2001
                                                 ---------------------------
                                                         (Unaudited)
   Current Assets:
      Cash                                       $    39,424     $     9,599
      Investments                                     48,493         121,452
                                                 -----------     -----------
        Total Current Assets                          87,917         131,051
   Fixed Assets:
      Leasehold Improvements                       1,257,339         674,797
      Machinery and Other Equipment                1,427,630         976,466
      Construction in Progress                       212,772         308,759
                                                 -----------     -----------
        Total Fixed Assets                         2,897,741       1,960,022
   Less Accumulated Depreciation                    (405,420)        (65,806)
                                                 -----------     -----------
        Net Fixed Assets                           2,492,321       1,894,216
                                                 -----------     -----------
           Total Assets                          $ 2,580,238     $ 2,025,267
                                                 ===========     ===========
   Current Liabilities:
      Amount Due ECD                             $   931,303     $   932,323
      Amount Due TESI                                300,496         311,384
                                                 -----------     -----------
        Total Current Liabilities                  1,231,799       1,243,707
   Members' Equity:
      Capital Contributions                       15,750,000       8,150,000
      Cumulative Deficit                         (14,401,561)     (7,368,440)
                                                 -----------     -----------
        Total Members' Equity                      1,348,439         781,560
                                                 -----------     -----------
           Total Liabilities and Members' Equity $ 2,580,238     $ 2,025,267
                                                 ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues of $2,410,000 and $6,829,000 during the three months and nine months ended March 31, 2002, respectively, and $2,936,000 and $6,153,000 during the three months and nine months ended March 31, 2001, respectively, for services provided to this joint venture, primarily for advanced product development work.

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and TESI formed Texaco Ovonic Hydrogen Systems LLC. TESI is funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic(TM) hydrogen storage technology. The joint venture is owned 50% by TESI and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                             STATEMENT OF OPERATIONS
                             -----------------------

                                    Three Months Ended            Nine Months   Inception (10/31/00)
                                         March 31,              Ended March 31,  Through March 31,
                                 -------------------------      --------------- -------------------
                                    2002          2001              2002                2001
                                 -----------   -----------      ------------    -------------------
                                 (Unaudited)   (Unaudited)      (Unaudited)         (Unaudited)
Expenses:
  Product Development -
    Paid or Payable to ECD       $ 2,950,172   $ 3,284,289      $  8,846,312       $ 7,120,209
  Product Development -
    Paid or Payable to TESI          161,333       162,224         1,314,966           162,224
  Depreciation Expense               215,617        -                417,597            -
                                 -----------   -----------      ------------       -----------
      Total Expenses               3,327,122     3,446,513        10,578,875         7,282,433
                                 -----------   -----------      ------------       -----------
Other Income:
  Dividend Income                     20,330        19,127            25,988            24,640
                                 -----------   -----------      ------------       -----------
Net Loss                         $(3,306,792)  $(3,427,386)     $(10,552,887)      $(7,257,793)
                                 ===========   ===========      ============       ===========


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                  BALANCE SHEET
                                  -------------

                                                   March 31,      June 30,
                                                     2002           2001
                                                 ---------------------------
                                                         (Unaudited)
   Current Assets:
      Cash                                       $     3,376     $     1,002
      Investments                                    277,065         150,411
                                                 -----------     -----------
        Total Current Assets                         280,441         151,413

   Fixed Assets:
      Leasehold Improvements                       1,454,133         900,329
      Machinery and Other Equipment                1,616,644         651,953
      Construction in Progress                     3,666,868         408,589
                                                 -----------     -----------
        Total Fixed Assets                         6,737,645       1,960,871

   Less Accumulated Depreciation                    (489,281)        (71,684)
                                                 -----------     -----------
      Net Fixed Assets                             6,248,364       1,889,187
                                                 -----------     -----------
        Total Assets                             $ 6,528,805     $ 2,040,600
                                                 ===========     ===========

   Current Liabilities:
      Amount Due ECD                             $ 2,078,185     $   777,441
      Amount Due TESI                                348,130         434,086
      Deferred Revenue                                26,304          -
                                                 -----------     -----------
        Total Current Liabilities                  2,452,619       1,211,527

   Members' Equity:
      Capital Contributions                       25,127,000      11,327,000
      Cumulative Deficit                         (21,050,814)    (10,497,927)
                                                 -----------     -----------
        Total Members' Equity                      4,076,186         829,073
                                                 -----------     -----------
          Total Liabilities and Members' Equity  $ 6,528,805     $ 2,040,600
                                                 ===========     ===========

      The Company recorded revenues of $5,825,000 and $14,121,000 for the three months and nine months ended March 31, 2002, respectively, and $3,888,000 and $8,461,000 for the three months and nine months ended March 31, 2001, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

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

      The Company recorded revenues from Ovonyx of $71,000 (reflecting an adjustment of prior revenues recognized) and $155,000, respectively, for the three months and nine months ended March 31, 2002, and $87,000 and $299,000 for the three months and nine months ended March 31, 2001, representing services performed for its operations which commenced on January 15, 1999.

Innovative Transportation Systems

      Innovative Transportation Systems, a German company formed to manufacture battery-driven electric, hybrid electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility, Inc. Common Stock. At the inception of Innovative Transportation Systems, ECD's interest was 5.7%. ECD's interest increased to 30% as of March 8, 2001 as a result of additional investments. As of March 8, 2001, ECD is using the equity method to account for its investment in Innovative Transportation Systems. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in Innovative Transportation Systems for an 8% investment, reducing ECD's direct ownership to 26%.

      There are no financial statements currently available for Innovative Transportation Systems. Innovative Transportation Systems is in its developmental stage and, as such, has a history of operating losses.

Ovonic Media

      In March 2000, ECD and GE formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property and licenses and contributed other assets in the form of tangible personal property to the joint venture. GE will make cash and other contributions to the joint venture.

      The Company recorded revenues from Ovonic Media of $514,000 and $1,355,000, respectively, for the three months and nine months ended March 31, 2002, and $393,000 and $1,835,000, respectively, for the three months and nine months ended March 31, 2001, for services provided to this joint venture for advanced product development work.

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

                                OVONIC MEDIA, LLC
                             STATEMENT OF OPERATIONS
                             -----------------------

                                    Three Months Ended           Nine Months Ended
                                         March 31,                   March 31,
                                 -------------------------   -------------------------
                                    2002          2001          2002          2001
                                 -----------   -----------   -----------   ------------
                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
  Operating Expenses:
    Product Development          $  463,168    $  382,707    $ 1,250,549   $ 1,208,666
    General and Administrative       75,000       100,820        217,289       302,468
                                 ----------    ----------    -----------   -----------
       Total Expenses               538,168       483,527      1,467,838     1,511,134
                                 ----------    ----------    -----------   -----------
  Loss From Operations             (538,168)     (483,527)    (1,467,838)   (1,511,134)
    Interest Expense                 -             (1,485)        -             (6,584)
                                 ----------    ----------    -----------   -----------
  Net Loss                       $ (538,168)   $ (485,012)   $(1,467,838)  $(1,517,718)
                                 ==========    ==========    ===========   ===========


                                OVONIC MEDIA, LLC
                                  BALANCE SHEET
                                  -------------

                                                   March 31,      June 30,
                                                     2002           2001
                                                 ---------------------------
                                                         (Unaudited)
    Current Assets:
      Advances to ECD                            $   203,041    $    -
                                                 -----------    -----------
           Total Current Assets                      203,041         -
    Property, Plant and Equipment (Net)              457,117        569,579
                                                 -----------    -----------
           Total Assets                          $   660,158    $   569,579
                                                 ===========    ===========

    Current Liabilities:
      Accounts Payable to ECD                    $    -         $    17,341
                                                 -----------    -----------
           Total Liabilities                          -              17,341

    Members' Equity:
      Capital Contributions                        4,656,342      3,080,584

      Cumulative Deficit                          (3,996,184)    (2,528,346)
                                                 -----------    -----------
           Total Members' Equity                     660,158        552,238
                                                 -----------    -----------

           Total Liabilities and Members' Equity $   660,158    $   569,579
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

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of March 31, 2002, three of the contemplated five joint ventures have been started. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. On February 22, 2002, ECD and Ovonic Battery made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $50,458,000 from the Bank of Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not limited to, nonpayment due to force majeure, acts of war, or other political or economic events. As of March 31, 2002, Ovonic Battery has received payments totaling $25,076,000 under the three contracts, $9,171,000 for amounts not covered by Letters of Credit and $15,905,000 for amounts covered by Letters of Credit. There are currently no outstanding amounts where payments are past due.

      The Company recorded revenues from Rare Earth of $7,137,000 and $23,802,000, respectively, for the three and nine months ended March 31, 2002 and $4,119,000 and $8,736,000, respectively, for the three and nine months ended March 31, 2001.

Sovlux and Sovlux Battery

      In 1990, ECD formed Sovlux Co., Ltd., a joint venture to manufacture ECD's photovoltaic products in the countries of the former Soviet Union. Sovlux is owned 50% by ECD and 50% by the State Research and Production Enterprise Kvant and enterprises of the Russian Ministry of Atomic Energy (Minatom). Sovlux has not been able to continue production of photovoltaic products due to economic conditions in Russia.

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


                                            Three Months Ended           Nine Months Ended
                                                March 31,                    March 31,
                                        --------------------------   --------------------------
                                            2002          2001           2002          2001
                                        ------------  ------------   ------------  ------------
                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Weighted average number of shares
  Outstanding                            21,891,189    19,548,401      21,580,726   19,250,024
Net loss                                $(5,014,616)  $(4,271,569)   $(12,096,418) $(6,732,701)

BASIC NET LOSS PER SHARE                $      (.23)  $      (.22)   $       (.56) $      (.35)
                                        ===========   ===========    ============  ===========

Weighted average number of shares
  outstanding                            21,891,189    19,548,401      21,580,726   19,250,024
Weighted average shares for dilutive
  securities                                 -             -               -            -
                                        -----------   -----------    ------------  -----------
Average number of shares outstanding
  and potential dilutive shares          21,891,189    19,548,401      21,580,726   19,250,024

Net loss                                $(5,014,616)  $(4,271,569)   $(12,096,418) $(6,732,701)

DILUTED LOSS PER SHARE                  $      (.23)  $      (.22)   $       (.56) $      (.35)
                                        ===========   ===========    ============  ===========

      Due to the Company's net losses, the weighted average shares of potential dilutive securities for 2002 of 777,457 (three months) and 789,298 (nine months) and for 2001 of 1,777,033 (three months) and 1,952,611 (nine months) were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities for 2002 of 65,113 (three months) and 64,453 (nine months) and zero (both periods) for 2001 were excluded from the calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                (in thousands)

                                                                              Consolidating
                                    ECD       Ovonic Battery   United Solar      Entries      Consolidated
                                -----------   --------------   ------------   -------------   ------------
Revenues
    Three months ended
      March 31, 2002             $ 15,014        $ 12,707        $  1,438       $ (4,669)       $ 24,490
      March 31, 2001               13,865           6,779           2,064         (4,986)         17,722

    Nine months ended
      March 31, 2002             $ 53,062        $ 41,220        $  4,717       $(25,306)       $ 73,693
      March 31, 2001               30,891          15,998           5,906         (9,851)         42,944

Interest Income
    Three months ended
      March 31, 2002             $  1,158        $   -           $     72       $   -           $  1,230
      March 31, 2001                1,472            -                  5           -              1,477


    Nine months ended
      March 31, 2002             $  3,729        $   -           $    227       $   -           $  3,956
      March 31, 2001                4,619            -                 45           -              4,664

Interest Expense*
    Three months ended
      March 31, 2002             $   -           $     26        $    119       $   -           $    145
      March 31, 2001                   10              44             130           -                184

    Nine months ended
      March 31, 2002             $   -           $     91        $    363       $   -           $    454
      March 31, 2001                   12             181             423           -                616



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                                              Consolidating
                                    ECD       Ovonic Battery   United Solar      Entries      Consolidated
                                -----------   --------------   ------------   -------------   ------------

Operating Income (Loss)
    Three months ended
      March 31, 2002             $ (5,489)       $ (1,159)       $ (1,493)      $  2,405        $ (5,736)
      March 31, 2001                 (747)         (4,604)           (311)           682          (4,980)

    Nine months ended
      March 31, 2002             $ (8,991)       $ (5,307)       $ (3,687)      $  3,350        $(14,635)
      March 31, 2001                  530         (10,117)         (1,400)           875         (10,112)

Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      March 31, 2002             $   (200)       $   -           $ (1,057)      $    125        $ (1,132)
      March 31, 2001                 -               -               (835)            94            (741)

    Nine months ended
      March 31, 2002             $   (454)       $   -           $ (2,864)      $    375        $ (2,943)
      March 31, 2001                 -               -             (1,909)           365          (1,544)

Depreciation and
  Amortization Expense
    Nine months ended
      March 31, 2002             $    696        $    858        $  1,310       $ (1,225)       $  1,639
      March 31, 2001                  656           1,136           1,283         (1,267)          1,808

Capital Expenditures
    Nine months ended
      March 31, 2002             $  4,042        $    151        $    130       $   -           $  4,323
      March 31, 2001                  697              32             554           -              1,283

Investments in Equity
  Method Investees
      March 31, 2002             $  3,547        $   -           $ 22,349       $ (4,139)       $ 21,757
      March 31, 2001                4,049            -             25,739         (5,587)         24,201

Identifiable Assets
      March 31, 2002             $152,783        $ 33,486        $ 33,649       $(24,601)       $195,317
      March 31, 2001              131,983          13,961          41,850        (27,039)        160,755


--------------------

* Excludes intercompany interest

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

      In December 2001, Bekaert ECD Solar Systems and LaSalle National Leasing Corporation entered into a $40 million sale-and-leaseback transaction. Bekaert ECD Solar Systems' 25MW machinery and equipment are being sold to LaSalle and leased back for a period of seven years. In connection with this transaction, ECD and Bekaert have severally guaranteed Bekaert ECD Solar Systems' lease payments for two years after the final draw down of the principal amount and ECD has pledged $25 million of its short-term investments to secure its portion of the guarantee. The Company, at its sole election, can replace the investments with $20 million of money market funds to meet the security requirement. After the first two-year period has expired, ECD and Bekaert will guarantee the remaining payments on a joint and several basis for the remaining term of the lease and ECD will no longer be required to pledge the $20 million in short-term investments.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of results to be expected in future periods.


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

                              Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

      The Company had a net loss of $5,015,000 on revenues of $24,490,000 in the three months ended March 31, 2002 compared to a net loss of $4,272,000 on revenues of $17,722,000 for the three months ended March 31, 2001. The $743,000 increase in the net loss resulted primarily from an increase of $643,000 in the net cost of product development, reduced royalties of $271,000, reduced other revenues of $427,000, increased patent defense expenses of $175,000 (net) to protect the Company's intellectual property, partially offset by reduced administrative ($395,000) (net) and patent ($230,000) expenses, and improved margins on product sales ($133,000).

      The increased loss resulted from an operating loss of $3,084,000 in 2002 for the ECD segment (net of consolidating entries) versus an operating loss of $65,000 in 2001 primarily due to higher net cost of product development, a $1,182,000 increased operating loss for United Solar (operating loss of $1,493,000 in 2002 versus operating loss of $311,000 in 2001), offset by a $3,445,000 decreased operating loss for Ovonic Battery (operating loss of

$1,159,000 in 2002 versus operating loss of $4,604,000 in 2001), primarily resulting from a profitable machine-building contract and higher revenue from product development agreements.

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. According to Generally Accepted Accounting Principles as practiced in the United States (GAAP), the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet. Current product development programs include work on the Ovonic Cognitive Computer, a unique approach to computing with a single thin-film device in the sub-micron range that incorporates memory, logic and computing using higher, non-binary, base arithmetic and has built-in neurosynaptic learning ability. Another current project is the conversion of an automobile to a hybrid electric vehicle with an internal combustion engine fueled by hydrogen (Hydrogen ICE) coupled with an Ovonic NiMH Battery System to demonstrate driving performances similar to a conventionally fueled gasoline vehicle, but with superior fuel economy and virtually no exhaust emission. Such a vehicle could be a transition phase to the hydrogen economy and fuel-cell-powered vehicles.

      Expenses related to metal hydride materials production and the ongoing protection of the Company's intellectual property also contributed to the 2002 losses. Partially offsetting the loss from operations in the three months ended March 31, 2002 was other income (net) of $722,000 compared to other income (net) of $709,000 in the prior year.

      The increase in consolidated revenues primarily resulted from higher product sales ($2,671,000) and higher revenues from product development agreements ($4,795,000), partially offset by lower royalties ($271,000). The $5,928,000 increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($7,137,000 in 2002 versus $4,119,000 in 2001) and increased revenues from product development agreements ($4,955,000 in 2002 versus $1,142,000 in 2001), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems. The ECD segment's revenues, net of consolidating entries, increased to $10,345,000 in 2002 from $8,879,000 in 2001 due to increased revenues from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell Company, and increased machine-building sales to Bekaert ECD Solar Systems to build manufacturing equipment to make solar panels capable of producing 25MW of electrical power on an annual basis. United Solar's 2002 revenues decreased to $1,438,000 in 2002 versus $2,064,000 in 2001 because of lower sales prices for products sold to Bekaert ECD Solar Systems.

      Product sales, consisting of machine building, photovoltaic products, metal hydride materials and battery packs, increased 36% to $10,024,000 in the three months ended March 31, 2002 from $7,354,000 in the three months ended March 31, 2001. Machine-building revenues increased 67% to $8,706,000 in 2002 from $5,205,000 in 2001. The increase in machine-building revenues in 2002 relates primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($7,137,000 in 2002 compared to $4,119,000 in 2001) and ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar products capable of producing annually 25MW of electrical power ($1,564,000 in 2002 compared to $1,084,000 in 2001). All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $1,137,000 for 2002 and $1,586,000 for 2001 (see Note D). Sales of metal hydride materials were $105,000 in 2002 compared to $156,000 in 2001. The Company currently has a product sales backlog of $23,566,000, $8,842,000 of which is expected to be recognized as revenues in Fiscal 2002.

      Royalties decreased 37% to $459,000 in the three months ended March 31, 2002 from $730,000 in the three months ended March 31, 2001. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share and unfavorable exchange rates.

      Revenues from product development agreements increased 52% to $14,040,000 in the three months ended March 31, 2002 from $9,245,000 in the three months ended March 31, 2001. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($5,825,000 for 2002 compared to $3,888,000 for
2001), Texaco Ovonic Battery Systems ($3,927,000 for 2002 compared to zero in
2001) for advanced product development services, and Ovonic Media ($514,000 in 2002 versus $393,000 in 2001), partially offset by a reduction in revenues from Texaco Ovonic Fuel Cell Company ($2,410,000 for 2002 compared to $2,936,000 for
2001).

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to a $34,000 negative revenue in the three months ended March 31, 2002 from a $393,000 revenue in the three months ended March 31, 2001. This decrease was due to reduction in revenues from Texaco Ovonic Battery Systems (formerly GM Ovonic) ($4,000 in 2002 versus $252,000 in 2001). Revenues from Texaco Ovonic Battery Systems were lower as it now performs services previously provided by Ovonic Battery. Revenues from Ovonyx were affected by a $142,000 credit reflecting an adjustment in revenues previously recognized.

      The $2,537,000 increase in cost of product sales in the three months ended March 31, 2002 was consistent with the $2,671,000 increase in product sales and resulted in a $171,000 gross profit on product sales in 2002, compared to $37,000 in 2001. The improvement primarily results from machine-building contracts with positive margins. Partially offsetting the profitability of the machine-building contracts is the continued loss on the sales of metal hydride materials and the maintenance of Ovonic Battery's production capacity to produce hydride powders to meet the future needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for metal hydride materials, combined with high fixed costs, result in the loss on product sales for these products.

      Revenues from product development agreements continued to fund more than 75% of the Company's cost of product development. While the total cost of product development increased by $5,438,000 for the three months ended March 31, 2002, compared to the prior year, revenues increased by $4,795,000 resulting in a net increase of $643,000 in cost of product development.

                                               Three Months Ended
                                                   March 31,
                                           ---------------------------
                                               2002           2001
                                           ------------   ------------

Cost of revenues from product development
   agreements                              $14,286,000    $ 8,977,000
Product development and research             3,616,000      3,487,000
                                           -----------    -----------
      Total cost of product development 17,902,000 12,464,000 Revenues from product development
   agreements                               14,040,000      9,245,000
                                           -----------    -----------
      Net cost of product development      $ 3,862,000    $ 3,219,000
                                           ===========    ===========


The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $770,000 in the three months ended March 31, 2002 from $825,000 in the three months ended March 31, 2001, principally due to reduced patent expenses in 2002, partially offset by increased litigation costs (net) ($368,000 in 2002 versus $194,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to reimburse the Company for 50% of the litigation expenses beginning in fiscal 2002. This reimbursement ($689,000) has been offset against the patent defense costs for the three months ended March 31, 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in operating, general and administrative expenses (net) from $2,097,000 in the three months ended March 31, 2001 to $1,702,000 in the three months ended March 31, 2002 was due primarily to increased allocations of expenses to product development and research expenses and to cost of revenues from product development agreements ($1,883,000), partially offset by increased spending ($1,487,000) as a result of selling expenses associated with machine-building contracts, personnel additions and other expenses associated with the Company's growth.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                   Three Months Ended
                                                       March 31,
                                               ---------------------------
                                                   2002           2001
                                               ------------   ------------
Gross Expenses                                 $ 6,517,717    $ 5,030,569
Less  - allocations to product development
          and research                          (2,192,703)      (596,383)
      - allocations to cost of revenues from
          product development agreements        (2,506,515)    (2,220,244)
      - amortization of negative goodwill         (116,609)      (116,609)
                                               -----------    -----------
Remaining Expenses                             $ 1,701,890    $ 2,097,333
                                               ===========    ===========

      The $13,000 increase in other income (net) ($722,000 income in 2002 compared to $709,000 income in 2001) resulted primarily from gains realized on the sales of investments ($180,000 in 2002 compared to losses of $66,000 in 2001), partially offset by lower interest income ($1,230,000 in 2002 compared to $1,477,000 in 2001) because of lower interest rates on the Company's investments and from higher equity losses attributed to losses at Bekaert ECD Solar Systems ($932,000 in 2002 compared to $741,000 in 2001) and Innovative Transportation Systems ($200,000 in 2002 versus zero in 2001).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001
-----------------------------------------------------------------------------

      The Company had a net loss of $12,096,000 on revenues of $73,693,000 in the nine months ended March 31, 2002 compared to a net loss of $6,733,000 on revenues of $42,944,000 for the nine months ended March 31, 2001. The $5,363,000 increase in the net loss resulted primarily from reduced license revenues of $2,800,000, increased patent defense expenses (net) of $1,177,000 to protect the Company's intellectual property, reduced royalties of $921,000, reduced other revenues of $1,053,000, an increase of $313,000 in the net cost of product development, and reduced interest income ($708,000), partially offset by improved margins on product sales ($1,315,000) and improved other non-operating income ($544,000).

      The increased loss resulted from an operating loss of $5,641,000 in 2002 for the ECD segment (net of consolidating entries) versus operating income of $1,405,000 in 2001, primarily due to higher net cost of product development, and an increased operating loss of $2,287,000 for United Solar (operating loss of $3,687,000 in 2002 versus operating loss of $1,400,000 in 2001) primarily due to costs associated with the increased production capacity and the move to the new Auburn Hills facility, partially offset by a $4,810,000 decreased operating loss for Ovonic Battery (operating loss of $5,307,000 in 2002 versus operating loss of $10,117,000 in 2001), primarily resulting from a profitable machine-building contract and higher revenue from product development agreements.

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. According to Generally Accepted Accounting Principles as practiced in the United States (GAAP), the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet. Current product development programs include work on the Ovonic Cognitive Computer, a unique approach to computing with a single thin-film device in the sub-micron range that incorporates memory, logic and computing using higher, non-binary, base arithmetic and has built-in neurosynaptic learning ability. Another current project is the conversion of an automobile to a hybrid electric vehicle with an internal combustion engine fueled by hydrogen (Hydrogen ICE) coupled with an Ovonic NiMH Battery System to demonstrate driving performances similar to a conventionally fueled gasoline vehicle, but with superior fuel economy and virtually no exhaust emission. Such a vehicle could be a transition phase to the hydrogen economy and fuel-cell-powered vehicles.

      Expenses related to metal hydride materials production and the ongoing protection of the Company's intellectual property also contributed to the 2002 losses. Partially offsetting the loss from operations in the nine months ended March 31, 2002 was other income (net) of $2,539,000 compared to other income
(net) of $3,379,000 in the prior year.

      The increase in consolidated revenues primarily resulted from higher product sales ($18,046,000) and higher revenues from product development agreements ($17,478,000), partially offset by lower royalties ($921,000) and license and other agreements (zero in 2002 and $2,800,000 in 2001). The ECD segment's revenues, net of consolidating entries, increased to $27,756,000 in 2002 from $21,040,000 in 2001 due to increased revenues of $5,704,000 from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell Company and due to machine-building sales to Bekaert ECD Solar Systems to build manufacturing equipment to make solar products capable of producing 25MW of electrical power on an annual basis. The $25,222,000 increase in Ovonic Battery's revenues was primarily due to higher machine-building sales to Rare Earth Ovonic ($23,802,000 in 2002 versus $6,236,000 in 2001), increased revenues from product development agreements ($14,959,000 in 2002 versus $2,505,000 in 2001), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, partially offset by decreased revenues from license and other agreements (zero in 2002 versus $2,800,000 in 2001). United Solar's 2002 revenues decreased to $4,717,000 in 2002 versus $5,906,000 in 2001 because of lower sales prices for products sold to Bekaert ECD Solar Systems.

      Product sales, consisting of machine building, photovoltaic products, metal hydride materials and battery packs, increased 126% to $32,360,000 in the nine months ended March 31, 2002 from $14,314,000 in the nine months ended March 31, 2001. Machine-building revenues increased 219% to $27,473,000 in 2002 from $8,619,000 in 2001. The increase in machine-building revenues in 2002 relates primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($23,802,000 in 2002 compared to $6,236,000 in 2001) and ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar products capable of producing annually 25MW of electrical power ($3,667,000 in 2002 compared to $2,218,000 in 2001). All machine-building contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $4,556,000 for 2001 and $3,835,000 for 2002 (see Note D). Sales of metal hydride materials were $716,000 in 2002 compared to $284,000 in 2001. The Company currently has a product sales backlog of $23,566,000, $8,842,000 of which is expected to be recognized as revenues in Fiscal 2002.

      Royalties decreased 38% to $1,484,000 in the nine months ended March 31, 2002 from $2,404,000 in the nine months ended March 31, 2001. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share, unfavorable exchange rates, and crediting a previous overpayment of royalties calculated erroneously by a licensee.

      Revenues from product development agreements increased 79% to $39,584,000 in the nine months ended March 31, 2002 from $22,107,000 in the nine months ended March 31, 2001. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($14,121,000 for 2002 compared to $8,461,000 for
2001), Texaco Ovonic Fuel Cell Company ($6,829,000 for 2002 compared to $6,153,000 for 2001) and Texaco Ovonic Battery Systems ($12,155,000 for 2002 compared to zero in 2001) for advanced product development services, partially offset by decreases in revenues from the services agreement with Ovonic Media ($1,355,000 in 2002 versus $1,835,000 in 2001) and the completion of programs with National Institute of Standards and Technology, which advanced the Company's hydrogen storage and optical memory technologies ($173,000 in 2002 versus $1,411,000 in 2001).

      Revenues from license and other agreements decreased to zero in the nine months ended March 31, 2002, from $2,800,000 in the nine months ended March 31, 2001. The 2001 license fees resulted from licenses to Inner Mongolia
Rare Earth Ovonic Metal Hydride Co. Ltd., one of the three Rare Earth Ovonic joint ventures; to BYD Battery Co., Ltd.; and, to SANIK Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $265,000 in the nine months ended March 31, 2002 from $1,319,000 in the nine months ended March 31, 2002. This decrease was due to reductions in revenues from Texaco Ovonic Battery Systems (formerly GM Ovonic) as it now performs services previously provided by Ovonic Battery. Revenues from Ovonyx were affected by a $142,000 credit reflecting an adjustment in revenues previously recognized.

      The $16,731,000 increase in cost of product sales in the nine months ended March 31, 2002 resulted from the $18,046,000 increase in product sales and resulted in a $1,332,000 gross profit on product sales in 2002, compared to $17,000 in 2001. The improvement primarily results from machine-building contracts with positive margins. Partially offsetting the profitability of the machine-building contracts is the continued loss on the sales of metal hydride materials and the maintenance of Ovonic Battery's production capacity to produce hydride powders to meet the future needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for metal hydride materials, combined with high fixed costs, result in the loss on product sales for these products.

      Revenues from product development agreements continued to fund more than 75% of the Company's cost of product development. While the total cost of product development increased by $17,790,000 for the nine months ended March 31, 2002, compared to the prior year, revenues increased by $17,477,000 resulting in a net increase of $313,000 in cost of product development.


                                               Nine Months Ended
                                                   March 31,
                                           ---------------------------
                                               2002           2001
                                           ------------   ------------

Cost of revenues from product development
   agreements                              $39,331,000    $20,777,000

Product development and research             8,333,000      9,097,000
                                           -----------    -----------
      Total cost of product development 47,664,000 29,874,000 Revenues from product development
   agreements                               39,584,000     22,107,000
                                           -----------    -----------
      Net cost of product development      $ 8,080,000    $ 7,767,000
                                           ===========    ===========

The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology.

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $3,830,000 in the nine months ended March 31, 2002 from $2,840,000 in the nine months ended March 31, 2001, principally due to litigation costs ($2,320,000 in 2002 versus $1,143,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to reimburse the Company for 50% of the litigation expenses beginning in fiscal 2002. This reimbursement ($2,024,000) has been offset against the patent defense costs for the nine months ended March 31, 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in operating, general and administrative expenses (net) from $6,044,000 in the nine months ended March 31, 2001 to $5,807,000 in the nine months ended March 31, 2002 was due primarily to increased allocations of expenses to product development and research expenses and to cost of revenues from product development agreements ($5,442,000), partially offset by increased spending ($5,205,000) as a result of selling expenses associated with machine-building contracts, personnel additions and other expenses associated with the Company's growth.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:


                                                   Nine Months Ended
                                                       March 31,
                                               ---------------------------
                                                   2002           2001
                                               ------------   ------------

Gross Expenses                                 $18,051,694    $12,846,827
Less  - allocations to product development
          and research                          (3,703,557)    (1,102,603)
      - allocations to cost of revenues from
          product development agreements        (8,191,467)    (5,350,005)
      - amortization of negative goodwill         (349,825)      (349,825)
                                               -----------    -----------
Remaining Expenses                             $ 5,806,845    $ 6,044,394
                                               ===========    ===========

      The $840,000 decrease in other income (net) ($2,539,000 income in 2002 compared to $3,379,000 income in 2001) resulted primarily from lower interest income ($3,956,000 in 2002 compared to $4,664,000 in 2001) because of lower interest rates on the Company's investments and from higher equity losses attributed to losses at Bekaert ECD Solar Systems ($2,489,000 in 2002 compared to $1,544,000 in 2001) and Innovative Transportation Systems ($454,000 in 2002 compared to zero in 2001), partially offset by gains realized on the sale of investments ($460,000 in 2002 compared to losses of $66,000 in 2001).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

                         Liquidity and Capital Resources

      As of March 31, 2002, the Company had consolidated cash, cash equivalents, short-term investments and accounts receivable (including $26,215,000 of amounts due from related parties) of $147,252,000 (see NOTE G - Commitments for restrictions), an increase of $30,475,000 from June 30, 2001. As of March 31, 2002, the Company had consolidated working capital of $122,861,000 compared with a consolidated working capital of $92,577,000 as of June 30, 2001. Since
June 30, 2001, ECD has received $44,554,000 from the exercise of warrants that had been issued in connection with the Company's 1998 limited public offering, exercise of employee stock options and the sale of additional shares to ChevronTexaco to maintain its 20% ownership.

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

      Based upon the tax law recently enacted, the Company can offset 100% of Alternative Minimum Taxable Income against its operating losses. Previously, the Company had paid $864,999 in Alternative Minimum Taxes for certain items which were taxable (for tax purposes only) and against which the Company could only offset 90% of its operating losses under the previous tax law. The Company has filed its tax return for the year ended June 30, 2001, and has requested a refund of $864,999, which amount was recorded on the Company's Consolidated Balance Sheet as Deferred Tax Assets as of June 30, 2001. As of March 31, 2002, this amount had been reclassified to accounts receivable. The Company received this refund in April 2002.

      During the nine months ended March 31, 2002, of the Company's $98,251,000 cash, cash equivalents and short-term investments, the Company purchased $72,699,000 of short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 38 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of March 31, 2002, there were two investments which, at that time, did not comply with the rating policy and were rated BBB+. The Company believes that this was only a temporary situation and, based on advice from its investment advisor, has continued to hold these investments.

      During the nine months ended March 31, 2002, $19,278,000 of cash was used in operations. The difference between the net loss of $12,096,000 and the net cash used in operations was principally due to an $8,910,000 increase in working capital. Also contributing were non-cash costs (principally depreciation, equity losses in joint ventures and deferred profits on sales to Bekaert ECD Solar Systems). In addition, $4,323,000 of machinery and equipment was purchased or constructed, principally for ECD's new wafer laboratory and for the United Solar expansion.

      Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. To ensure payments from China, Ovonic Battery has received Letters of Credit totaling $50,458,000 from the Bank of Communications of Baotou, China, and has received payment guarantees from LaSalle Bank that cover all risks of nonpayment or dishonor of these Letters of Credit, including and not limited to, nonpayment due to force majeure, acts of war, or other political or economic events. As of March 31, 2002, Ovonic Battery has received payments totaling $25,076,000 under the three contracts, $9,171,000 for amounts not covered by Letters of Credit and $15,905,000 for amounts covered by Letters of Credit. There are currently no outstanding amounts where payments are past due.

      On February 22, 2002, the Company made a proportionate cash investment of $1,710,000 in the Rare Earth Ovonic joint ventures, which maintained the Company's 19% ownership.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

        o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and TESI formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as to further develop them for nonautomotive applications. TESI is funding approximately $150,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Troy, Michigan, and in Kettering, Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a $48,000,000 product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $11,963,000 for work performed under the contract in the nine months ended March 31, 2002 and is budgeted to receive approximately $17,000,000 in 2002.

        o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and TESI formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. TESI is funding an initial amount of up to $104,000,000, including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not achieved. The Company received $14,121,000 for work performed under the contract in the nine months ended March 31, 2002 and is budgeted to receive approximately $16,000,000 in 2002.

        o Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and TESI formed with the initial mission of further developing the Ovonic regenerative fuel cell technology, validating the manufacturing methodologies and producing production-ready prototypes. TESI has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell Company to ECD. The contract which began July 1, 2000, under certain circumstances, including not achieving mutually agreed-upon milestones, may be cancelled. The Company and TESI are currently in discussions regarding the future business strategy of the venture. The Company received $6,829,000 for work performed under the contract in the nine months ended March 31, 2002 and is currently budgeted to receive approximately $9,000,000 in 2002.

        o Bekaert ECD Solar Systems LLC/United Solar Systems Corp. - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out United Solar's previous joint venture partner). The remaining funds will be used to fund a fivefold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD for production equipment valued at approximately $55,000,000 with an annual capacity of 25MW.

        o Ovonic Media, LLC - a strategic alliance formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. ECD has received $4,584,000 from a contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $96,604,000 and $81,956,000 of these investments on March 31, 2002 and June 30, 2001, respectively. On March 31, 2002, the investments had an average maturity of 482 days, $74,870,000 of which had maturities of 91 days to 38 months. On June 30, 2001, the investments had an average maturity of 224 days, $48,909,000 of which had maturities of 91 days to 34 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of March 31, 2002, there were two investments which, at that time, did not comply with the rating policy and were rated BBB+. The Company believes that this was only a temporary situation and, based on advice from its investment advisor, has continued to hold these investments. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our March 31, 2002 portfolio of approximately $766,000.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") of ECD held on February 21, 2002, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                         For         Withheld Authority
                                      ----------     ------------------

           Stanford R. Ovshinsky      24,788,871           205,794
           Iris M. Ovshinsky          24,787,920           206,745
           Robert C. Stempel          24,790,550           204,115
           Nancy M. Bacon             24,745,469           249,196
           Umberto Colombo            24,313,451           681,214
           Subhash K. Dhar            24,789,406           205,259
           Hellmut Fritzsche          24,790,823           203,842
           Walter J. McCarthy, Jr.    24,869,488           125,177
           Florence I. Metz           24,856,551           138,114
           James R. Metzger           24,864,878           129,787
           Donald L. Paul             24,867,510           127,155
           Stanley K. Stynes          24,870,229           124,436
           Greg M. Vesey              24,866,651           128,014
           William M. Wicker          24,865,103           129,562

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 2002 (with 24,893,175 for, 65,033 against, and 36,457 abstentions).


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

A.    Exhibits
      --------

      3.1 Amendment to Article VIII of the bylaws of Energy Conversion Devices, Inc. as of February 21, 2002.


B.    Reports on Form 8-K
      -------------------

      None.

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


                                   Energy Conversion Devices, Inc.
                                   -------------------------------
                                   (Registrant)



                               By:  /s/ Stephan W. Zumsteg
                                    ----------------------------------
                                    Stephan W. Zumsteg
Date: May 15, 2002                  Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)



                               By:  /s/ Stanford R. Ovshinsky
                                    ----------------------------------
                                    Stanford R. Ovshinsky
Date: May 15, 2002                  President and Chief Executive Officer