Form 10-K
period 2002-06-30
ENERGY CONVERSION DEVICES INC
filed 2002-09-30
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               -------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2002
                          ------------------------------------------------------
                                                OR

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

      The aggregate market value of stock held by non-affiliates (based upon the closing price of such stock on the NASDAQ National Market System on September 20, 2002) was approximately $230 million. As of September 20, 2002, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 21,248,973 shares of ECD's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

                                     PART I
Item 1:   Business
-------   --------
                                   OVERVIEW

      Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company, founded by Stanford R. Ovshinsky and Iris M. Ovshinsky, engaged in the invention, engineering, development and commercialization of new materials, products and production technology. Under the direction of Stanford R. Ovshinsky, principal inventor, we have established a leadership role in the development of proprietary materials, products and production technology based on our atomically engineered amorphous and disordered materials using chemical and structural disorder to provide extra degrees of freedom that result in our ability to make many new materials.

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

      Alternative Energy Technology

            Energy Storage and Related Technologies
            o   Rechargeable NiMH batteries
            o   Ovonic(TM)solid hydrogen storage systems
            o   Alternative energy vehicles

            Energy Generation
            o   Thin-film photovoltaic (solar) modules and systems
            o   Ovonic(TM)regenerative fuel cell technology

      Information Technology

            o   Ovonic(TM)Unified Memory
            o   Rewritable optical memory technology

      We manufacture and sell our proprietary products through our joint venture companies and through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, production of our proprietary materials and products, as well as in designing and building production machinery.

      Our corporate structure and the activities we conduct directly and through our subsidiaries and joint ventures are summarized below:

ALTERNATIVE ENERGY TECHNOLOGY
-----------------------------
   ENERGY STORAGE AND RELATED TECHNOLOGIES
   ---------------------------------------
      Batteries
      ---------

  Ovonic Battery Company, Inc.*                  ECD -- 91.4%
                                                 Honda Motor Company, Ltd. --  3.2%
                                                 Sanoh Industrial Co., Ltd. --  3.2%
                                                 Sanyo Electric Co. Ltd. --  2.2%

  Texaco Ovonic Battery Systems LLC              Ovonic Battery Company, Inc.--  50%
                                                 ChevronTexaco Corporation --  50%

  Sovlux Battery Closed-stock Company            ECD --  50%
                                                 Chepetsky Mechanical Plant --   50%
                                                   (an enterprise of the Russian Ministry of Atomic
                                                   Energy (Minatom))

  Rare Earth Ovonic Metal                  (     ECD & Ovonic Battery Company, Inc.-- 19%
     Hydride Joint Venture Co. Ltd.        (
  Rare Earth Ovonic High Power NiMH        (     Inner Mongolia Baotou Steel Rare-Earth
     Battery Joint Venture Co. Ltd.        (       High Tech Holding Co. Ltd.-- 75%
  Rare Earth Ovonic NiMH Battery           (
     Electrode Joint Venture Co. Ltd.      (     American Wako Koeki Corp.-- 6%


      Hydrogen
      --------
  Texaco Ovonic Hydrogen Systems LLC             ECD -- 50%
                                                 ChevronTexaco Corporation -- 50%


      Alternative Energy Vehicles
      ---------------------------
  ITS Innovative Transportation Systems A.G.     ECD -- 26%
                                                 Neville D. Chamberlain Family and Related Entity -- 66%
                                                 Texaco Ovonic Battery Systems LLC -- 8%


                                 (Continued on next page.)


   ENERGY GENERATION
   -----------------
      Photovoltaics
      -------------
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

      Fuel Cell Technology
      --------------------
  Texaco Ovonic Fuel Cell Company LLC            ECD-- 50%
                                                 ChevronTexaco Corporation -- 50%

INFORMATION TECHNOLOGIES
------------------------
      Ovonic(TM) Unified Memory
      -------------------------
  Ovonyx, Inc.                                   ECD --  41.7%
                                                 Tyler Lowrey;  Intel  Capital;  private  investors -- 58.3%

      Optical Memory
      --------------
  Ovonic Media, LLC                              ECD --  49%
                                                 General Electric --  51%

-------------------

 * The revenues of these entities are included in our consolidated financial statements.

      Our technologies have been commercialized in products such as NiMH consumer batteries and certain NiMH batteries for vehicle propulsion applications, photovoltaic products and phase-change rewritable optical memory disks. Other of our technologies require further technical development and financial resources from us, our joint venture partners and/or third parties in order to achieve commercial production.

      Product manufacturing activities are conducted through our joint ventures. ECD's principal manufacturing activity consists of machine building by our Production Technology and Machine Building Division. The principal manufacturing activities of Ovonic Battery Company, Inc. are metal hydride negative electrode materials and nickel hydroxide positive electrode materials for NiMH batteries and metal hydride materials. Texaco Ovonic Battery Systems LLC manufactures battery packs and positive and negative electrodes for NiMH batteries. United Solar Systems Corp. and Bekaert ECD Solar Systems LLC manufacture our photovoltaic products.

      The critical factor to large-scale market penetration of products incorporating our technologies is the manufacturing of such products in sufficient quantities to achieve economies of scale, reduce product cost and deliver to the marketplace products that answer basic industry and consumer needs.

      Certain technical terms used in this Annual Report are defined in the section captioned "Glossary of Technical Terms" appearing at the end of this
Item 1.

                                MAJOR BUSINESSES

      Our business strategy is to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. We are pursuing our business strategy by developing and commercializing new products and production technologies based on our proprietary Ovonic materials. We have established joint ventures, licensing arrangements and other strategic alliances with major companies around the world to permit us to achieve our strategic objectives. Our battery licensees have produced more than a billion NiMH batteries during 2001.

      Energy activities, specifically in the areas of complete systems for energy generation, storage and infrastructure, represent a major element of our business. Environmentally-safe methods of generating and storing energy have become critical in today's world. Our battery and photovoltaic products as well as our hydrogen storage materials and technologies have gained worldwide recognition, particularly in light of sustained concerns about air pollution, energy security, global climate change, ozone layer depletion, dependence on imported oil and related concerns which contribute to international political, military and economic instability.

      Our information technology activities include Ovonic(TM) Unified Memory
(OUM), based on our proprietary electrical phase-change materials, which have a wide variety of computer and information technology applications. OUM is being developed to replace conventional FLASH and DRAM semiconductor memory and information processing devices. Our Ovonic phase-change rewritable optical memory technology is directed to applications in the emerging DVD rewritable optical disk market. Due to their high data storage capacity, leading manufacturers in the optical disk industry are targeting a wide range of computer and information technology applications for DVD-Rewritable disks, including digital television recording.

      Consolidated revenues for our last three fiscal years (including revenues of ECD, Ovonic Battery and United Solar, but excluding revenues of licensees and joint ventures) in our major business groups were as follows:

                                              2002         2001         2000
                                           ----------   ----------   ----------
                                            (000's)      (000's)      (000's)
Alternative energy technology
      Energy storage                        $ 42,366     $ 32,727     $ 15,757
      Energy generation                       17,189       17,406        4,398
Information technology                         2,398        3,336        4,489
Other
      Machine building and equipment sales    29,533       16,934        1,824
      Services to joint ventures                -             677        2,843
      Other                                      224          324          668
                                            --------     --------     --------
           Total Revenues                   $ 91,710     $ 71,404     $ 29,979
                                            ========     ========     ========

      The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2002, three customers represented 67% of the Company's total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Texaco Ovonic Battery Systems). In the year ended June 30, 2001, three customers represented 54% of the Company's total revenues (25% Rare Earth Ovonic joint ventures, 17% Texaco Ovonic Hydrogen Systems and 12% Texaco Ovonic Fuel Cell). In the year ended June 30, 2000, two customers represented 25% (14% GM Ovonic and 11% GM) of the Company's total revenues.

Alternative Energy Technology

Energy Storage

      Rechargeable Batteries. Using Ovonic materials, our battery subsidiary, Ovonic Battery, has developed proprietary NiMH battery technology which has achieved recognition by all significant NiMH battery manufacturers throughout the world.

      Ovonic(TM) NiMH batteries store over twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight. In addition, Ovonic(TM) NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic(TM) NiMH batteries do not contain cadmium or lead, both environmentally-hazardous substances. Ovonic(TM) NiMH batteries are capable of being made in a wide range of sizes and have a wide range of applications, including, for example, hand-held consumer electronics such as digital cameras; electric and hybrid electric vehicles; power tools, utility and industrial applications; and 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications.

      Our basic patents cover all commercial NiMH batteries. Ovonic Battery has established a dominant patent position in the field of NiMH batteries, with 72 issued United States patents and 312 foreign counterparts. While all of our patents involving Ovonic(TM) NiMH battery technology are important to our licensing activities, there are approximately 12 patents which we believe to be particularly important. These patents have various dates of expiration ranging from 2003 through 2013. Additional United States and foreign patent applications are in various stages of preparation, prosecution and allowance. In view of the overall strength of our patent position relating to NiMH batteries, and with the realization that the validity of newer patents has not been tested in court, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business. We are, however, involved in litigation, asserting certain of our patents against infringement by third parties. In another matter, a Federal District Court has dismissed the lawsuit of a party claiming that we infringe such party's patent. See Item 3: Legal Proceedings on page 33.

      Ovonic(TM) NiMH batteries are manufactured and sold throughout the world by such major companies as Sanyo under a licensing arrangement and our joint venture with ChevronTexaco, Texaco Ovonic Battery Systems. In the last three years, we have licensed our NiMH patents to five battery manufacturers in the People's Republic of China. We are also in negotiations with other Chinese companies for additional license agreements. Ovonic Battery also produces the metal hydride negative electrode materials and nickel hydroxide positive electrode materials for sale to some licensees. Metal hydride materials for use in Ovonic(TM) solid hydrogen storage systems are also being manufactured and sold by Ovonic Battery to Texaco Ovonic Hydrogen Systems. During the fiscal year ended June 30, 2002, Ovonic Battery produced metal hydride negative electrode materials and nickel hydroxide positive electrode materials generating revenues of $940,000 from sales to some licensees for assembly into complete batteries for consumer and propulsion applications.

      Our royalty-bearing NiMH battery licenses have provided for upfront nonrefundable license fees of up to $5 million paid to us at the time we enter into the license agreement. A license fee of $3 to $5 million, depending on factors such as geographical scope and fields of application, requires licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for propulsion applications) of the selling price of NiMH batteries. Licensees of NiMH batteries are granted nonexclusive, royalty-bearing licenses under our consumer NiMH battery patents (and, in the case of certain licensees, our battery technology) to make, have made, use, sell, lease or otherwise dispose of NiMH batteries. Certain licensees, particularly our Chinese licensees, have paid modest upfront, nonrefundable license fees, but are required to pay royalty rates considerably higher than 0.5% or to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. Typically, we acquired our ownership interest in the NiMH battery joint ventures by the contribution of patents or technology, or both. These licenses to our NiMH battery joint ventures do not require the payment of royalties and, depending on the scope of the license, may not require the payment of upfront nonrefundable license fees.

      All licenses can be terminated by us if the licensee fails to make royalty payments. The licenses also can be terminated by the licensee should the licensee determine the license is unnecessary; however, the licensee's rights to make NiMH batteries under our patents would also terminate. Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one-year periods. Based upon our NiMH battery patent portfolio (and should a market for NiMH batteries remain for the next 11 years), we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2013 at the present time.

      Through our joint venture, Texaco Ovonic Battery Systems, and our subsidiary, Ovonic Battery, we are currently focusing on six principal battery markets:

      o portable electronics, portable power tools and consumer applications;
      o EV, HEV, fuel cell electric vehicle (FCEV) and fuel cell hybrid electric vehicle (FCHEV) batteries for propulsion in vehicles and light trucks;
      o 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications;

      o   electric and hybrid electric buses and trucks;
      o two- and three-wheeled electric vehicle propulsion including power-assisted bicycles;
      o industrial applications such as utility applications, industrial uses, telecommunications, energy storage for remote power generation and battery-operated industrial equipment.

      Rechargeable Portable Electronics, Portable Power Tools and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products (such as cellular telephones, portable computers and cordless tools) has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. Ovonic(TM) NiMH batteries are capable of having an energy density of over 90 watt-hours/kilogram, which is more than two times that of Ni-Cd batteries. Technology improvements have led to a demonstration of specific energy in excess of 100 watt-hours/kilogram in our prototype batteries, with higher specific energy in the process of development. Over 1,500 watts/kilogram of specific power has been achieved in prototype batteries for propulsion applications, with higher energy and power in the process of development.

      Consumer and governmental awareness that cadmium contained in Ni-Cd batteries can cause serious health problems is moving the industry away from Ni-Cd batteries, with many European governments seeking to ban their use. The desire of the battery industry to be cadmium free is also a major factor in the growing interest in Ovonic(TM) NiMH batteries.

      Lithium-Ion (Li-Ion) batteries compete with NiMH batteries in applications for consumer electronic devices. Li-Ion technology presently achieves higher specific energy than NiMH technology and has a stronger market share than NiMH in high-end consumer electronic devices such as laptop computers and more expensive cell phones. NiMH technology has numerous advantages over Li-Ion technology such as lower cost, higher power, safety and abuse tolerance. NiMH batteries are most favored by manufacturers of mass market consumer electronic devices and are the batteries of choice by the manufacturers of hybrid electric vehicles.

      Ovonic Battery has licensing arrangements with the world's largest battery manufacturing companies. Its proprietary battery technology has been licensed for consumer battery applications to Sanyo Electric Co., Ltd., Toshiba
Battery Co., Ltd., (which sold its former NiMH battery manufacturing business to Sanyo), Canon Inc., and Hitachi Maxell, Ltd., all leading Japanese companies; GP Batteries International Limited (formerly Sylva Industries, Ltd.) in Hong Kong; Varta Batterie AG; Sovlux Battery Co. Ltd., our joint venture in Russia; Harding Energy Inc.; Walsin Technology Corporation and Nan Ya Plastics Corporation (Nan Ya) (an affiliate of Formosa Plastics Group and the assignee of Asia Pacific Investment Co.), both leading Taiwanese companies; and Samsung Electronics Co., Ltd. of Korea. In addition, the Ovonic Battery technology is being used in consumer battery applications by another consumer battery manufacturer based in Japan. Saft, S.A., Saft America, Inc., GS-Saft Ltd. (Saft Group) and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery technology in the United States.

      In addition to our three Rare Earth Ovonic joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed for consumer and propulsion battery applications, we have entered into royalty-bearing consumer battery license agreements with five other Chinese companies - BYD Battery Co., Ltd., SANIK Battery Co., Ltd., Lexel Battery (Shenzhen) Co., Ltd., Henan Huanyu Power Source Co., Ltd. and TWD Battery Co, Ltd.

      Licensees engaged in manufacturing NiMH batteries for consumer applications are Sanyo, Hitachi Maxell, GP Batteries, Varta, Saft Group, Japan Storage, BYD Battery and a consumer battery manufacturer in Japan.

      Electric, Hybrid and Fuel Cell Electric, and Fuel Cell Hybrid Electric Vehicle Batteries. The strategic importance of EVs, HEVs, FCEVs and FCHEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, energy security, global climate change, ozone layer depletion, dependence on imported oil and the high cost of fuel.

      Most of the world's major automobile manufacturers have active programs underway to develop and commercially market EVs, HEVs, FCEVs and FCHEVs. Since Ovonic(TM) NiMH battery technology provides two to two-and-a-half times the driving range as the same mass of lead acid batteries, the NiMH battery technology has become the battery of choice for several major automobile manufacturers as they prepare to commercialize and market EVs, HEVs, FCEVs and FCHEVs. Currently, Toyota Motor Corporation and Honda are manufacturing HEVs using NiMH batteries incorporating our Ovonic(TM) battery technology (see Item 3: Legal Proceedings on page 33) and, to date, over 100,000 HEVs have been sold worldwide.

      In May 1999, the U.S. Department of Energy (DOE) released the results of baseline performance testing of the General Motors EV1 and the Chevrolet S10 electric pickup truck powered by Ovonic(TM) NiMH batteries manufactured by GM Ovonic L.L.C., the predecessor to Texaco Ovonic Battery Systems. According to the DOE results, the EV1 with Ovonic(TM) NiMH batteries was the first vehicle to have a range of 220.7 miles at a constant speed of 45 miles-per-hour (mph) and
160.6 miles at a constant speed of 60 mph. In addition, the S10 electric pickup truck with Ovonic(TM) NiMH batteries traveled 130.6 miles at a constant speed of 45 mph and 87.7 miles at a constant speed of 60 mph, twice as far as the S10 powered by the lead acid battery previously tested. The baseline performance testing was conducted by the DOE's Field Operations Program at the Idaho National Engineering and Environmental Laboratory.

      To illustrate the lower cost operation of battery-powered electric vehicles, a four-door Chevrolet Geo Metro with a gasoline engine was matched against a Solectria Force (the electric version of the Geo Metro) to measure the operating efficiencies of the two vehicles over a 23.5-mile route through mid-town Manhattan (New York City) at the 1998 Tour de Sol. Based upon a central power plant efficiency rate of 51%, a power transmission efficiency rate of 92%, a battery charger efficiency rate of 90% and a battery energy efficiency rate of 90%, the electric car's use of 2.87 kWh of electricity was the equivalent of

0.27 gallon of gasoline. The gasoline-fueled car used 2.28 gallons of gasoline. The gasoline Geo Metro achieved 10.3 miles per gallon, while the Solectria Force returned an 87 miles-per-gallon equivalent. At $1.50 per gallon, it cost $3.42 for the Geo Metro's gasoline and the equivalent of $0.41 to power the Solectria.

      Texaco Ovonic Battery Systems. In June 1994, Ovonic Battery and General Motors Corporation formed a joint venture, GM Ovonic, of which Ovonic Battery owned a 40% interest and General Motors owned a 60% interest, to manufacture and sell Ovonic Battery's proprietary NiMH batteries for four-wheeled electric propulsion applications. In July 2001, a business unit of ChevronTexaco Corporation completed the purchase from GM of its stake in GM Ovonic and we and ChevronTexaco announced the formation of Texaco Ovonic Battery Systems LLC, a 50/50 joint venture between Ovonic Battery and ChevronTexaco, for the purpose of bringing advanced NiMH batteries into widespread commercial production for propulsion applications as well as for non-propulsion applications. Texaco Ovonic Battery Systems is also investing in the development of production-ready prototypes of the new Ovonic(TM) NiMH monoblock battery, a compact design for high-voltage (36-42 volt) automotive electrical systems for future gasoline-powered automobiles.

      ChevronTexaco is contributing up to $178 million to Texaco Ovonic Battery Systems to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market and advanced product development. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services relating to Ovonic(TM) NiMH battery technology to the joint venture.

      The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company recorded revenues of approximately $16.3 million for work performed under the contract in the year ended June 30, 2002 and is budgeted to receive approximately $12.7 million in 2003.

      Sovlux Battery. Sovlux Battery, a 50/50 joint venture between us and the Chepetsky Mechanical Plant, an enterprise of the Russian Ministry of Atomic Energy (Minatom), in Glazov, Russia, plans to produce NiMH battery materials and components for sale to Ovonic Battery and its licensees. No significant battery or battery materials manufacturing activities have been undertaken by Sovlux Battery. In the longer term, Sovlux Battery expects to manufacture batteries for the emerging two- and three-wheeled electric vehicle market in Europe and Asia and for four-wheeled electric vehicles in Russia. Our contribution to Sovlux Battery in return for our 50% interest consisted of licenses, know-how and proprietary technology.

      The availability of Russian raw materials for the battery, Chepetsky's alloy processing and production expertise, and joint collaboration on battery research and development could provide the potential for substantial reductions in the cost of Ovonic Battery's proprietary NiMH batteries.

      Other Battery Applications. Several licensees of Ovonic(TM) NiMH battery technology, such as Sovlux, Canon and Texaco Ovonic Battery Systems, have been granted rights to manufacture and sell NiMH batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery-operated industrial equipment. Our licensees presently are not engaged in manufacturing NiMH batteries for such applications. There are numerous other applications for Ovonic(TM)
NiMH batteries where standby, uninterruptible and portable energy storage is required or convenient.

      Ovonic(TM) Solid Hydrogen Storage Systems. Hydrogen energy technology has been a part of our scientific work and business strategy since our founding in 1960.

      No potential fuel source approaches the ideal fuel other than hydrogen. It is clean and efficient and it yields more energy per unit of weight than any other existing fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply and has been referred to as the ultimate fuel.

      The principal stumbling block to the use of hydrogen as a fuel has been the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquifaction at extremely low temperatures. Using these methods of storage allows just 23 grams of hydrogen per liter to be stored in gaseous form at a high pressure of 5,000 psi and 71 grams per liter in liquid form at the extremely low temperature of -253 degrees C. Hydrogen liquifaction requires a tremendous amount of energy (approximately 10 kWh of electric energy to liquify 1 kilogram of hydrogen) and expensive cryogenic storage tanks. In addition, liquid hydrogen evaporates at a rate of approximately 1-3% per day.

      We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology which stores hydrogen in a solid metal matrix at low practical pressures. Our Ovonic(TM) solid hydrogen storage systems technology is capable of storing up to 125 grams of hydrogen per liter. Our advanced hydride materials have been shown to store up to 7% hydrogen by weight, or the equivalent of 780 standard liters of hydrogen per kilogram of hydride materials. We have a basic patent position in the solid storage of hydrogen with 33 United States patents and 167 foreign counterparts applicable to hydrogen storage in a metal hydride, as well as patent applications in various stages of prosecution.

      On October 31, 2000, we and ChevronTexaco formed a joint venture, Texaco Ovonic Hydrogen Systems LLC, to further develop and advance the commercialization of the Ovonic(TM) solid hydrogen systems. ChevronTexaco is focused on commercialization efforts in hydrogen storage systems in conjunction with its development of viable fuel-processing technology. We and ChevronTexaco each own 50% of Texaco Ovonic Hydrogen Systems. The initial funding of Texaco Ovonic Hydrogen Systems from ChevronTexaco for initial product and market development will be up to $104 million, of which $12.5 million ($11.8 million of which we received in revenue) and $20.2 ($18.6 million of which we received in revenue) was expended in fiscal years 2001 and 2002, respectively, and $21 million is expected to be expended in fiscal year 2003 (of which we expect to receive $20 million in revenue). Our contribution to Texaco Ovonic Hydrogen Systems in return for our 50% interest consisted of licenses, know-how and proprietary technology.

      Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, Texaco Ovonic Hydrogen Systems is currently producing prototype compact hydrogen storage canisters that can store hydrogen in a portable form to operate lawnmowers, garden equipment, power generators or even barbecue grills once such hydrogen-powered products become commercially available.

      Our prototype metal hydride systems have functioned safely in tests conducted in cooperation with automobile manufacturers. This is a critically important attribute that carries over to metal hydrides engineered for hydrogen storage. Our tests also indicate that metal hydride materials will provide more than 2,000 refilling cycles (equivalent to more than 200,000 miles in an automobile) with no performance degradation. Among other applications, our advancements in metal hydrides may facilitate storing sufficient hydrogen to power an FCEV for several hundred miles. To provide 300 miles of range in an advanced FCEV, four to six kilograms of hydrogen storage capacity are expected to be required (depending on the size of the vehicle).

      Our Ovonic(TM) solid hydrogen storage systems technology requires further technical and product development and additional financial resources to reach commercial product status.

      Hydrogen can also be used to power internal combustion engines. Such engines can be designed to be very clean, meeting or exceeding California's Ultra Low Emission Vehicles regulations, and virtually eliminate CO2 and hydrocarbon emissions. In fiscal year 2002, we completed a DOE-sponsored program to develop an integrated renewable hydrogen-generation storage system. This system uses our multijunction photovoltaics to electrolyze water into oxygen and hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. In connection with this program, we have converted a 4-stroke gasoline-powered scooter to run on hydrogen stored in our solid hydrogen storage materials and devices. This contract was a standard R&D cost-sharing contract, which required us to bear 50% of the overall costs of this program, with standard termination provisions. We received revenues of $1,949,000 during the term of this contract. We retain the technology rights for the inventions and other discoveries under this program. The DOE has so-called "march-in rights" under standard government contracts of this type to use, or have others use, this technology on a royalty-free basis under certain conditions.

      Many of the more fundamental patents applicable to our NiMH battery technology also provide us with a proprietary position in our solid hydrogen storage in metal hydride materials technology. We do not believe that the expiration of any patent applicable to our solid hydrogen storage materials technology during the next five years will have a material adverse effect on our business, and we expect to replace expiring patents with new applications and patents.

      We have initiated a further joint project with ChevronTexaco to convert a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine will be used to power a hybrid electric vehicle, using metal hydride storage tanks. We and ChevronTexaco are equally sharing the cost of this $1,000,000-development program. We expect to recognize revenues of $500,000 under this hydrogen ICE program with ChevronTexaco, of which $203,000 was recognized as revenue in the year ended June 30, 2002.

Alternative Energy Vehicles

      ITS Innovative Transportation Systems A.G. In May 1999, we participated in the founding of Unique Mobility Europa, GmbH to manufacture and sell EVs, HEVs and FCHEVs for world markets. The business and assets of Unique Europa have been reorganized into a new company, ITS Innovative Transportation Systems A.G.
(ITS), based in Germany. As of October 2001, we own a direct 26% interest in ITS and an indirect beneficial ownership of approximately 4% through Ovonic Battery's membership interest in Texaco Ovonic Battery Systems. ITS is in the process of building a running prototype of its product, the InnoVan, a new, purpose-built minivan using a composite body structure and an advanced battery-powered electric drivetrain. The InnoVan can be configured as either a 2-passenger cargo van or a 6-passenger commuter van and is designed to serve urban transportation requirements where urban pollution concerns have restricted the use of conventional vehicles. The vehicle has been specifically designed to utilize our Ovonic NiMH batteries.

      Four-Wheeled Vehicle Battery Business Arrangements. In addition to its Texaco Ovonic Battery Systems joint venture, Ovonic Battery has entered into royalty-bearing license agreements having limited rights for the manufacture of Ovonic(TM) NiMH four-wheeled vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Varta, Nan Ya, GP Batteries and Sovlux Battery. Sanyo, Toshiba, Hyundai, GP Batteries, the Rare Earth Ovonic joint ventures and Sovlux Battery have restricted rights to export vehicle propulsion batteries to North America. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group is licensed under a royalty-bearing license agreement for the manufacture and sale of vehicle propulsion batteries in the United States. Among our licensees of Ovonic(TM) NiMH batteries for four-wheeled vehicle propulsion applications, Sanyo is the only licensee engaged in manufacturing batteries for such applications.

      Texaco Ovonic Battery Systems is responding to significant interest by bus manufacturers seeking to comply with government initiatives for providing pollution-free mass transportation in urban areas. It has a bus demonstration program in the city of Rome, Italy, pursuant to which an Ovonic(TM) NiMH battery pack replaced an existing lead acid battery. The NiMH batteries provide three times the range on a single charge which permits continuous operation over an entire shift service, thus eliminating expensive downtime and labor costs.

     In June 2001, Ovonic Battery was awarded a contract by the U.S. Army Tank-Automotive and Armaments Command (TACOM), a division of the Department of the Army, U.S. Department of Defense (DOD), to develop an advanced liquid-cooled, plastic
                                       14
monoblock battery for heavy-duty HEVs. This 30-month, $5 million, 50/50 cost-share contract calls for coordinated research and development to be carried out by Ovonic Battery, in collaboration with Texaco Ovonic Battery Systems, and TACOM. The program is linked to the 21st Century Truck Initiative, a government/ industry partnership aimed at doubling to tripling the fuel economy of heavy-duty vehicles. The products developed under this program will find application in both the public and private sectors, satisfying the "dual use" requirement established by the DOD.

      Based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of applications, Texaco Ovonic Battery Systems has a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of EVs, HEVs, FCEVs and FCHEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Texaco Ovonic Battery Systems is positioning itself to offer the industry a high performance NiMH battery. Ovonic(TM) NiMH batteries have demonstrated power capabilities of prototype HEV batteries at more than 1500 watts per kilogram. Ovonic(TM) NiMH batteries for HEVs are being reviewed with a variety of potential customers. Both EV and HEV types of NiMH batteries are included in a program, conducted by Ovonic Battery and funded by Texaco Ovonic Battery Systems, with the objective of increasing the energy density and power of future batteries as well as reducing their size and cost.

      Texaco Ovonic Battery Systems' HEV battery meets specifications set by the DOE's FreedomCar Initiative and its predecessor, the Partnership for Next Generation of Vehicles, a program among automakers, suppliers, the DOE, the U.S. Department of Commerce, the DOD and the national laboratories. In July 2002, Texaco Ovonic Battery Systems announced that it had received a $5.2 million, two-year cost-sharing contract, sponsored by DOE's FreedomCar Initiative, to continue the development work on its proprietary liquid-cooled 12V monoblock NiMH battery technology for HEVs focusing on complete battery systems, performance and production costs.

      Two- and Three-Wheeled Vehicles. We have installed Ovonic(TM) NiMH batteries in scooters converted to electric power and successfully demonstrated the application of our battery for two- and three-wheeled electric vehicles including power-assisted electric bicycles. Texaco Ovonic Battery Systems considers two- and three-wheeled electric vehicles and power-assisted bicycles a potentially large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic(TM) NiMH batteries should improve the acute air pollution problems in these regions caused by conventional internal-combustion-engine-powered two- and three-wheeled vehicles. Scooters powered by Ovonic(TM) NiMH batteries have won many awards. At the 2000 Tour de Sol, the Ovonic(TM) scooter was the overall first place winner among the one-person vehicle entries, achieving a range of 73 miles with an efficiency equivalent to more than 300 miles per gallon of gasoline.

      Ovonic Battery has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic(TM) NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh Industrial Co., Ltd., Nan Ya and our Rare Earth Ovonic joint
                                       15
ventures. Subject to these agreements, Texaco Ovonic Battery Systems has been granted an exclusive royalty-free license for the manufacture and sale of batteries for two- and three-wheeled vehicles. We believe that Sanyo and Sanoh are engaged in the manufacture of Ovonic(TM) NiMH batteries for two- and three-wheeled vehicle applications.

Energy Generation

      Photovoltaic Technology. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. We originated and have patented our proprietary continuous web, multilayer, large-area thin-film amorphous silicon (a-Si) technology, and, together with our joint venture, United Solar Systems Corp., are leaders in thin-film amorphous photovoltaic technology. We have invented a unique proprietary approach to the manufacture of thin-film photovoltaic products. Compared to PV products that are produced using other PV technologies, our PV products are substantially lighter, more rugged, require much less energy to produce and can be manufactured in high volume at significantly lower cost. We believe that with large-volume production equipment incorporating improved technology and making solar products capable of producing on an annual basis 100 megawatts of electrical power, the costs of our PV products can be lowered dramatically to open up new opportunities in the energy markets which are now dominated by fossil fuels. Our proprietary position in photovoltaic technology ranges from the invention of materials and the development of products to the design and manufacture of production equipment. We and United Solar have 155 United States patents and 251 foreign counterparts in photovoltaic technology.

      Because many of our patents are broad and because our patent portfolio is extensive, we do not consider the expiration of any patent applicable to PV technology to be material. In view of the overall strength of our patent position relating to PV technology, we do not believe that the expiration of any of our PV technology patents occurring in the next five years will have a material adverse effect on our business.

      Crystalline silicon was the original materials technology used by the photovoltaic industry. First widely used in space satellites, conventional crystalline silicon solar cells are fabricated in a step-and-repeat, batch process from small wafers of single crystal or polycrystalline silicon semiconductor materials. Notwithstanding the substantial advances that have been made in the development of this technology, the cost of crystalline photovoltaic modules is still high because of high materials costs and the many processing steps needed to manufacture the modules. Crystalline silicon solar cell modules are bulky, break easily and consume more energy in their manufacture than does our a-Si technology.

      There are other thin-film technologies for producing solar cells using materials containing cadmium, which is not environmentally friendly and which require that care be taken with products using such materials during manufacturing and after sale. These other thin-film technologies, as well as crystalline silicon technology, employ a step-and-repeat batch process, not a continuous roll-to-roll manufacturing process as pioneered by us and used by United Solar.

      Using our proprietary thin-film, vapor-deposited a-Si alloy materials, we have developed proprietary technology to reduce the materials cost in a solar cell. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 100 times less than that of crystalline technology, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar's PV products can be very lightweight, flexible and abuse-tolerant. They do not break during shipping, are particularly easy to transport to remote rural areas, thus saving shipping costs, and can be installed without breakage.

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

      Through our United Solar joint venture, we have advanced our pioneering work in amorphous silicon alloy photovoltaic and hold current world records for both large- and small-area conversion efficiency for amorphous silicon solar cells, as measured by the DOE's National Renewable Energy Laboratory (NREL). Conversion efficiency is the percentage of sunlight that is converted into electricity. United Solar has achieved a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) amorphous silicon alloy photovoltaic modules, which the DOE characterized in 1994 as a major breakthrough. United Solar holds the world records for amorphous silicon alloy photovoltaic cells, including solar-to-electricity stabilized efficiency of 13% for small-area amorphous silicon alloy photovoltaic cells.

      To further reduce the manufacturing cost of photovoltaic modules, we have pioneered the development of and have the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is a mile and one-half long and 14 inches wide, nine thin-film layers of a-Si alloy are deposited sequentially in a high yield, automated machine to make a continuous, stacked three-cell structure. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach, pioneered by us, is unique in the industry and has significant manufacturing cost advantages. We believe that, in high-volume production, our photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels.

      We have formed joint ventures to manufacture PV modules and systems and to sell them throughout the world.

      In April 2000, we entered into a strategic alliance with N.V. Bekaert S.A. of Belgium, a leading manufacturer of steel wire, steel wire products and steel cord, and a fast-growing manufacturer of advanced materials.

      As part of our alliance, Bekaert provided ECD with the cash to acquire for ourselves and Bekaert the shares in United Solar formerly held by Canon and we formed a new joint venture company, Bekaert ECD Solar Systems, which assembles PV modules, provides systems integration and markets and sells PV products. United Solar is owned 81% by us and 19% by Bekaert. Bekaert ECD Solar Systems is owned 40% by United Solar and 60% by Bekaert.

      Bekaert's total investment commitment relating to our strategic alliance is $84 million, which includes $24 million which was provided to ECD as partial payment to purchase Canon's stock in United Solar and an investment of $60 million in United Solar and in Bekaert ECD Solar Systems. All of this investment was funded by the end of calendar year 2002 except for the last $12 million which will be funded before 2004. A portion of the funds invested by Bekaert in United Solar was used to purchase new manufacturing equipment, which we designed and built, to make solar products capable of producing on an annual basis 30 megawatts of electrical power. A portion of the investment in Bekaert ECD Solar Systems will be used to implement an expanded sales and marketing program for PV products. Our contribution to United Solar in return for our ownership interest consisted of licenses, know-how and proprietary technology. United Solar and Bekaert ECD Solar Systems will require additional financial resources to fund their future activities.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment.

      Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures.

      United Solar and Bekaert ECD Solar Systems are producing a variety of PV products and selling PV modules and systems throughout the world. They manufacture products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems and marine applications at their Michigan facilities.

      On June 24, 2002, United Solar and Bekaert ECD Solar Systems officially inaugurated their 30-megawatts solar products manufacturing equipment, the world's largest thin-film solar cell manufacturing machine, at their manufacturing plant in Auburn

Hills, Michigan. Approximately $59 million has been invested in this new, state-of-the-art manufacturing equipment. The solar-cell manufacturing equipment, designed and built by our Production Technology and Machine Building Division using our roll-to-roll technology, will expand the manufacturing capacity of United Solar and Bekaert ECD Solar Systems sixfold to solar products capable of producing on an annual basis 30 megawatts of electrical power.

      We and United Solar have developed, and United Solar and Bekaert ECD Solar Systems are manufacturing and selling, unique products for the building and construction industries such as PV shingles, metal roofing products and PV laminate products which emulate conventional roofing materials in form, construction, function and installation.

      The PV roofing products are receiving enthusiastic market response. In 2001, United Solar and Bekaert ECD Solar Systems shipped solar panels capable of producing 100 kilowatts of electrical power to Sacramento Municipal Utilities District, California, and solar panels for 148 kilowatts to Energy Australia. They also will be completing, prior to the end of calendar year 2002, a contract with ChevronTexaco to install a PV system in California capable of producing 500 kilowatts of electrical power (expanded from 400 kilowatts). ChevronTexaco has the option to expand the system to 1 megawatt of power. Bekaert ECD Solar Systems also has recently installed a 76-kilowatt PV roofing system in Spain.

      United Solar is also building on ECD's development of extremely lightweight PV technology and developing PV products for space applications. Telecommunication and defense requirements are expected to result in the launch of large constellations of low earth orbit satellites and high altitude platforms in the next decade which will require lower cost, lighter weight PV modules than those currently used in space. United Solar's PV cells, initially developed by ECD, are radiation hard, perform very well at the high temperatures encountered in space and can be significantly lighter and less expensive than conventional technologies.

      In April 2000, upon the successful completion of a Phase I contract, we were awarded a cost-sharing contract by the U.S. Air Force to further advance our proprietary PV space technology. This contract, expected to be completed prior to the end of calendar year 2002, is a standard R&D cost-sharing contract which requires us to bear 50% of the overall costs of this program. We expect to recognize revenue of approximately $1,245,000 during the term of this contract. Under this contract, we and United Solar will develop laser-integrated extremely light, thin-film amorphous silicon-based solar panels on Kapton(R), a lightweight, 1 to 2 mil thick plastic substrate, for auxiliary spacecraft power systems. The technology being developed is expected to be capable of providing 2,500 watts per kilogram which is dramatically higher than 30-50 watts per kilogram currently available, with savings of approximately $500,000 per satellite launch.

      In July 2001, DOE and NREL awarded United Solar a contract under the Photovoltaic Technologies Beyond the Horizon program. Under this contract, United Solar will work on the development of high-efficiency thin-film solar cells deposited at high rates. This cost-sharing contract requires United Solar to bear 50% of the overall cost of the program and will provide approximately $500,000 in revenue to United Solar over its three-year term.

      In October 2001, United Solar was awarded two U.S. government-sponsored sub-contracts from Lockheed Martin and Boeing under the Dual-Use Science and Technology (DUST) program of the U.S. Air Force. The goal of the program is to develop lightweight and space-qualified solar arrays for satellites. These approximately 50/50 cost-shared programs are valued at $1.6 million (Lockheed Martin) and $900,000 (Boeing) and are expected to provide approximately $1,250,000 in revenue to United Solar over a period of three years. Each contract is awarded for one year, and continuation is dependent on performance and availability of funding.

      Ovonic(TM) Regenerative Fuel Cell. In September 2000, we and ChevronTexaco formed a joint venture, Texaco Ovonic Fuel Cell Company LLC, to further develop and advance the commercialization of the Ovonic(TM) regenerative fuel cell technology. We and ChevronTexaco each own 50% of Texaco Ovonic Fuel Cell. The funding of Texaco Ovonic Fuel Cell from ChevronTexaco for initial product and market development was $9.4 million (of which we received $8.8 million in revenue) and $9.8 million (of which we received $8.9 million in revenue) in fiscal years 2001 and 2002, respectively. Our contribution to Texaco Ovonic Fuel Cell in return for our 50% interest consisted of licenses, know-how and proprietary technology.

      We and ChevronTexaco are currently in discussions regarding the future business strategy of this joint venture, including the involvement of additional joint venture partners. ChevronTexaco has approved a budget of $3.8 million to fund the activities of the joint venture through December 31, 2002, and will review its funding of this joint venture for periods following December 31, 2002.

      The Ovonic(TM) regenerative fuel cell technology employs electrochemical devices that include two electrodes, an anode and a cathode. Between the two electrodes is a solid or liquid electrolyte that allows ions to pass through, but prevents electrons from passing through. Hydrogen enters the anode and is oxidized, and oxygen in air enters the cathode and is consumed, thereby releasing electrical energy and byproducts of water and heat.

      We believe that we have solved major barriers in modern fuel cell technology with our fundamentally different Ovonic(TM) fuel cell technology to enable the widespread utilization of fuel cells.

      Our unique, low-cost, proprietary fuel cell technology utilizes materials for the production of electrodes which do not rely on expensive and rare noble metals such as platinum and palladium, are manufactured using processes similar to those used in the manufacture of electrodes used in our Ovonic(TM) NiMH batteries, are robust, poison resistant and expected to provide significantly superior performance and lower costs as compared to other technologies, such as proton exchange membrane (PEM) fuel cells. Our fuel cell technology is capable of instant start-up and allows for the storage of kinetic energy recaptured during vehicle braking, making our technology ideal for vehicle propulsion applications. Additionally, our fuel cell technology is capable of increased efficiency and power availability (higher voltage and current), has a greater operating temperature range of -20 degrees C to +120 degrees C and does not require an extensive external thermal management system.

      PEM fuel cells, on the other hand, require platinum in the electrodes and a costly proton exchange membrane and operate over a narrow temperature range.

      The Ovonic(TM) regenerative fuel cell technology is being developed for commercial use in a full range of stationary, portable power and propulsion applications, which can supply electricity as an alternative or supplement to electricity supplied through grid distribution or portable fossil-fuel-powered generators.

      Many of the patents applicable to our NiMH battery technology are also applicable to our Ovonic(TM) regenerative fuel cell technology. These patents have various dates of expiration ranging from 2002 through 2018. We do not believe that the expiration of any patent applicable to Ovonic(TM) regenerative fuel cell technology during the next five years will have a material adverse effect on our business.

      Our Ovonic(TM) regenerative fuel cell technology requires further technical and product development and additional financial resources to reach commercial product status.

Information Technologies

      We have developed a number of key proprietary products and processes in the field of information technology. Both the phase-change optical and electrical memory technologies are based on Stanford Ovshinsky's basic pioneering inventions.

      Ovonic(TM) Unified Memory. We developed the first nonvolatile semiconductor memory, the Ovonic(TM) Electrically Erasable Programmable Read Only Memory, for computer data storage in the 1960s. We have advanced and extended that early work and have developed with our Ovonyx joint venture a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices, called Ovonic(TM) Unified Memory (OUM).

      In January 1999, we and Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed an alliance (a corporation was formed on June 23, 1999), Ovonyx, Inc. (initially owned 50% by ECD and the balance owned by Mr. Lowrey and a colleague), to further develop and commercialize OUM. Our contribution to Ovonyx, in return for our ownership interest, consisted of licenses, know-how and proprietary technology. In February 2000, Ovonyx and Intel entered into a collaboration and royalty-bearing license agreement to jointly develop and commercialize OUM technology. The investment by Intel Capital and other investors in Ovonyx has brought our ownership of Ovonyx to 41.7%.

      Ovonyx's strategy for OUM is to initially target the direct replacement of FLASH memory in products such as cell phones, digital cameras and PDAs where a single OUM device can replace DRAM and FLASHh devices. OUM is a high-speed, nonvolatile memory with advantages such as reduced cost per bit, low power and low voltage, and a robust temperature range. It also is a random-access, non-destructive read memory that is scalable, radiation-hard and provides a user-friendly PC interface. OUM technology is expected to have 1 million times the cycle life of FLASH and 100 times the write speed of FLASH.

      In November 1999, Ovonyx and Lockheed Martin Space Electronics & Communications (now BAE Systems) entered into a royalty-bearing agreement to commercialize the OUM technology in radiation-hardened space and military applications. Ovonyx and BAE Systems are engaged in a joint development program directed toward application of OUM in BAE Systems' space products.

      In December 2000, Ovonyx and STMicroelectronics signed a nonexclusive royalty-bearing agreement whereby STMicroelectronics will license Ovonyx thin-film nonvolatile semiconductor memory technology for use in the STMicroelectronics product line. The two companies also established a joint development program.

      OUM technology will require further technical development and may require additional financial resources to reach commercial product status.

      Optical Memory. We are the inventor and originator of phase-change rewritable optical memory disk technology. Our Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disk, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD or CD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (up to 1,000 times in the case of CD-RW and up to 500,000 times in the case of DVD-RAM).

      We have licensed our phase-change rewritable optical memory technology to a number of companies engaged in the manufacture of data storage media. Among our licensees are Matsushita Electric Industrial Co., Ltd., Ricoh Company Limited, Sony Corporation, Toshiba Corporation, Pioneer Corporation, Hitachi, Ltd., Plasmon Limited, Toray Industries, Inc., TDK Corporation and Teijin, Limited. Licensees engaged in limited production of phase-change optical memory products are Matsushita and Ricoh.

      Our rewritable phase-change optical memory licenses provide for a nonrefundable advance royalty payment of $25,000 paid to us at the inception of the license agreement. Generally, licensees pay us a royalty of 1-1/2% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. The licenses can be terminated by us if the licensee fails to make royalty payments or can be terminated by the licensee, in which event the licensee's rights to make optical memory disks under our patents would also terminate. The term of the license agreements extends as long as the patents are in force. Our present portfolio of patents relating to rewritable optical memory products does not expire until 2015 and we expect to replace expiring patents with new applications and patents.

      A "convergence" of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging "convergence" product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives (DVD-ROM) are commercially available now, as well as DVD-RAM, DVD-RW and DVD+RW, three formats that use our phase-change rewritable optical memory technology. These products are used for storage of both video and computer data.

      Following the successful development of technology under a project funded by the National Institute of Standards and Technology's (NIST) Advanced Technology Program (ATP), we and General Electric, through its GE Plastics business unit, formed a strategic alliance in March 2000. We and GE Plastics formed a joint venture, Ovonic Media, LLC, to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property, know-how, licenses and equipment to the joint venture. GE will make cash and other contributions to the joint venture. Since its inception, Ovonic Media has paid us $4.9 million through the end of fiscal year 2002. This joint venture is presently being funded by GE on a month-to-month basis.

      Ovonic Media has completed the first phase of the technology development phase of its operations and has entered the second phase of operation. Current activities include process optimization and production machine design. The venture is strategizing its product planning to coordinate product introduction to best match market opportunities. The scale up of manufacturing capacity with production equipment will require additional funding beyond the capital contribution by GE, requiring Ovonic Media to seek funding from external sources or from its joint venture partners.

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

                    PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                        AND CENTRAL ANALYTICAL LABORATORY

      Our Production Technology and Machine Building Division has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and our licensees multiple generations of photovoltaic production lines, including machinery and equipment for manufacturing solar products capable of producing on an annual basis 30 megawatts of electrical power for Bekaert ECD Solar Systems and United Solar, as well as research, development and manufacturing equipment for vapor barrier coating and other materials technology.

      Our Central Analytical Laboratory conducts analysis of materials produced by us and our joint venture partners and licensees as well as materials produced by other companies and manufactures high quality sputtering targets.

                        RESEARCH AND PRODUCT DEVELOPMENT

      The nature of our business has required, and will continue to require, expenditures for research and product development to support our commercial activities. Agencies of the United States government and our licensees and industrial partners have partially funded our research and product development activities. We believe the materials, production technologies and products being developed and produced by us and our joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

      We are in the process of completing the installation of a new state-of-the-art Clean Room fabrication facility. This facility will allow us to extend the application of Ovonic materials and fabricate amorphous semiconductor devices, including devices that will be used in the development of the Ovonic
(TM) Cognitive Computer - a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. The Ovonic(TM) Cognitive
Computer incorporates nanostructural Ovonic materials deposited a a thin-film with the capability to execute ordinary arithmetic and logic operations as well as advanced functions such as non-binary processing, higher mathematics, pattern recognition and encryption in a densely interconnected and parallel fashion.

      The sophisticated capability of this fabrication facility and electronic test equipment enables us to conduct work not only for ourselves in advanced materials, optical and memory activities, but for our Ovonyx and GE joint ventures, as well as others who could utilize our advanced capabilities.

      As of June 30, 2002, the amount of future revenues we were entitled to receive under contracts with government agencies totaled approximately $5,006,000, $200,000 of which has not yet been approved by the government as of June 30, 2002. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. The Company's government contracts, which have partially funded development of limited portions of certain areas of the Company's technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. We retain the technology rights for any inventions or other discoveries under these contracts. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by the Company under such product development contracts.

      The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2002. All of our research and development costs are expensed as incurred.

                                   Direct Research and Development Expenditures
                                   --------------------------------------------
                                               Year Ended June 30,
                                   --------------------------------------------
                                       2002            2001            2000
                                   ------------    ------------    ------------

     Sponsored by industrial
     partners, government
     agencies and licensees        $40,358,618     $26,936,302     $ 8,333,348

     Sponsored by us                 7,467,157       7,809,453      11,863,416
                                   -----------     -----------     -----------
                                   $47,825,775     $34,745,755     $20,196,764
                                   ===========     ===========     ===========

                    SOURCES AND AVAILABILITY OF RAW MATERIALS

      Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on our manufacturing operations. The key raw materials used in our business are metals, primarily nickel, titanium, manganese, cobalt and stainless steel, as well as various rare-earth elements; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane, disilane and germane; and polymer materials.

                         PATENTS AND PROPRIETARY RIGHTS

      Since our founding in 1960, we have focused our research and product development efforts on amorphous, disordered and related materials, a previously unrecognized field of materials science that has since attracted widespread attention. We have established a multi-disciplinary business, scientific and technical organization ranging from research and development to product development and manufacturing and selling products, as well as designing and building production machinery. We recognize that all of our activities need to be carefully protected. Our extensive patent portfolio, including patents assigned to our joint ventures, consists of 341 United States patents and 760 foreign counterparts, and includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

      There are three patents which we have previously considered to be important to our business. Two patents relating to our fuel cell technology expired in July 2002 and one patent relating to our battery technology will expire in April 2003. We do not expect the expiration of these patents to adversely affect our business prospects. Because we have generated other patents which basically and broadly cover our business, we believe that our proprietary patent position will be sustained notwithstanding the expiration of these patents.

      We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which have been resolved in our favor prior to trial. See
Item 3: Legal Proceedings on page 33 for pending and recently resolved legal proceedings.

                            CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements on page 73 of this Report.

                                     BACKLOG

      Our backlog of orders as of June 30, 2002 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $21,910,000. The backlog at June 30, 2001 for machine-building and equipment sales contracts, photovoltaic products, battery packs and electrode materials was $49,485,000. We expect to recognize revenues of $21,910,000 from our backlog in 2003.

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

      We believe our success depends primarily on our ability to apply our technologies to the development and production of proprietary products and production technologies that offer significant advantages in performance, efficiency, cost and environmental friendliness over competing products and technologies, as well as to package our technologies and products with those of others into fully integrated systems. We expect to maintain our competitive position by diligently prosecuting patents, designing and obtaining patents for innovative applications for our technologies, removing costs from our technology applications, developing volume manufacturing processes, and continuing to form strategic relationships with leading companies.

      Many of our technologies, such as those in the field of energy generation and storage, compete with well-established existing conventional technologies. There are likely to be transition costs incurred in switching from existing technologies to new technologies in
                                       26
these fields. Until we are able to achieve cost reductions through increased production volumes, the costs to produce products based on our technologies may also be higher than the cost of products based on existing technologies. These factors may combine to provide companies offering products based on existing technologies with a competitive advantage.

                                    EMPLOYEES

      As of September 20, 2002, we had a total of 519 employees, of which 181 are Ovonic Battery employees and 119 are United Solar employees. The above numbers do not include employees of our joint ventures or licensees. We consider our relations with our employees to be excellent.

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

      o we may need to obtain debt or additional equity financing to continue to operate our business and financing may be unavailable or available only on disadvantageous terms;

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

Fuel Cell - a device which produces electric power by oxidizing hydrogen and exhausting only water and heat as byproducts.

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

Peak Power - the maximum rate of energy output available for a sustained period of time, typically 10 to 30 seconds.

Phase-Change Rewritable - an optical memory technology invented by Ovshinsky in which data is stored or erased on memory media by means of a laser beam that switches the structural phase of a thin-film material between crystalline and amorphous states.

Photovoltaic (PV) - direct conversion of light into electrical energy.

Regenerative Power - the process of restoring energy to the battery by absorbing kinetic energy of the vehicle as it slows down.

Roll-to-Roll Process - a process where a roll of substrate is continuously converted into a roll of product.

Semiconductor - a class of materials with special electrical properties used to fabricate solar cells, transistors, integrated circuits and other electronic devices.

Specific Energy - the amount of energy capacity divided by the weight of the battery.

Specific Power - the amount of energy available for a sustained period of time divided by the weight of the battery.

Stabilized Energy Conversion Efficiency - the long-term ratio of electrical output to light input.

Thin Film - a very thin layer of material formed on a substrate.

Item 2:   Properties
-------   ----------

      A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery and United Solar, follows:

                                                                Number of
       Location                                                Square Feet
       --------                                                -----------

       ECD:
         2956 Waterview, Rochester Hills, MI                      49,550
         1050 East Square Lake Road,  Bloomfield Hills, MI        11,000
         1621 Northwood, Troy, MI                                 24,900

       Ovonic Battery:
         1864 Northwood, Troy, MI                                 12,480
         1826 Northwood, Troy, MI                                 12,480
         1707 Northwood, Troy, MI                                 27,400
         2968 Waterview, Rochester Hills, MI                      33,804
         1414 Combermere, Troy, MI                                 9,870

       United Solar:
         1100 West Maple Road, Troy, MI                           47,775
                                                                 -------
                   TOTAL                                         229,259
                                                                 =======

      Except for the property located at 1050 East Square Lake Road, Bloomfield Hills, MI, which is owned by us, the foregoing properties, which are generally of brick and block construction, are leased by us. The foregoing properties are devoted primarily to the product development, production and pre-production activities and administrative and other operations of ECD, Ovonic Battery and United Solar. Management believes that the above facilities are generally adequate for present operations.

      A summary of the facilities of our joint ventures in North America follows:

                                                                Number of
       Location                                                Square Feet
       --------                                                -----------

       Texaco Ovonic Hydrogen Systems and Texaco
       Ovonic Fuel Cell:
          2983 Waterview, Rochester Hills, MI                     71,542

       Texaco Ovonic Battery Systems:
          1334 Maplelawn, Troy, MI                                28,122
          4991 Hempstead Station Road, Kettering, OH              84,000

       Bekaert ECD Solar Systems:
          3800 Lapeer Road, Auburn Hills, MI                     167,526

       United Solar Systems de Mexico S.A. de C.V.
          AV. LA PAZ. No. 10009, Parque Industrial Pacifico,
          Tijuana, B.C., Mex. C.P. 22670                          67,362
                                                                 -------
                   TOTAL                                         418,552
                                                                 =======

Item 3:   Legal Proceedings
-------   -----------------

      In March 2001, Ovonic Battery initiated litigation in Federal District Court for the Eastern District of Michigan against Matsushita Battery Industrial Co. Ltd. and related companies ("MBI"), Panasonic EV Energy Co. Ltd., Toyota Motor Corporation and related companies, and five employees of MBI for infringement of Ovonic Battery's U.S. Patent Nos. 5,348,822 and 5,536,591 in connection with hybrid electric vehicle battery and consumer battery sales in the United States; U.S. Patent No. 5,879,831 in connection with hybrid electric vehicle sales in the United States; for misappropriating confidential information and filing applications for U.S. Patent No. 6,013,390 and corresponding foreign patents incorrectly naming MBI employees instead of Ovonic Battery employees as inventors. In July 2001, Texaco Ovonic Battery Systems LLC sought to join in the litigation as a co-plaintiff. The plaintiffs presented a motion for a preliminary injunction against MBI and its affiliates to enjoin the sale of infringing batteries in the United States. After a hearing held on October 10, 2001, the Court allowed Texaco Ovonic Battery Systems to join the case, found that certain counts of our Amended Complaint should be arbitrated, and scheduled a hearing on our request for a preliminary injunction to prevent MBI from infringing our patents by offering or selling batteries to U.S. manufacturers of hybrid electric vehicles, pending the outcome of the arbitration. On December 12, 2001, we filed an arbitration demand with the International Chamber of Commerce (ICC) on the counts held to be arbitrable by the Federal District Court as well as additional patent infringement claims. In December 2001, the Parties initiated settlement discussions and the Court, on January 16, 2002, granted a joint motion to stay further proceedings in the litigation pending the outcome of the settlement discussions. The ICC also agreed to hold its proceedings in abeyance pending settlement discussions. While settlement discussions are continuing, we cannot predict whether or not such discussions will result in a satisfactory resolution of existing disputes.

      On July 24, 2001, an individual, Kaplesh Kumar, filed a lawsuit against Ovonic Battery, ECD and Stanford Ovshinsky, in the Federal District Court of Massachusetts, alleging infringement of Kumar's U.S. Patent No. 4,565,686 and other acts of unfair competition for inducing others to infringe. On July 8, 2002, the Court granted our motion for summary judgment and dismissed Kumar's complaint. The Court also denied Kumar's motion for reconsideration of the Court's dismissal of Kumar's complaint. Kumar has filed a notice of appeal. If Kumar does appeal, we do not believe that the District Court's ruling will be overturned.

      Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4:   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

      Not applicable.

                                     PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

      Shares of our Common Stock, par value $.01 per share, trade on the NASDAQ National Market System under the symbol "ENER." Shares of our Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, are not publicly traded.

      As of September 20, 2002, there were approximately 2,200 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

      Below is the reported high and low price on the NASDAQ National Market System for our Common Stock for the following quarters:



                                    For the Fiscal Year Ended June 30
                                          (in Dollars Per Share)
                          -----------------------------------------------------
                               2003               2002               2001
                          ----------------  ----------------  ----------------
                          High     Low       High     Low       High     Low
                          -------  -------  -------  -------  -------  -------

First Quarter            $15.90*  $9.47*    $28.00   $12.64    $42.75   $22.063
 (July - September)

Second Quarter                              $22.00   $15.26    $38.25   $14.563
(October - December)

Third Quarter                               $24.53   $18.18    $30.875  $19.50
(January - March)

Fourth Quarter                              $25.73   $14.01    $36.54   $21.125
(April - June)

-------

*  Through September 20, 2002

      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      During the fiscal year ended June 30, 2002, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act, no public offering having been involved.


Party/ies            Security Issued   Number of Securities   Consideration
---------            ---------------   --------------------   -------------
TRMI  Holdings Inc.  Common Stock         448,358 shares        $8,894,000
(ChevronTexaco)

5 members of our     Common Stock           1,310 shares      Services rendered valued
Board of Directors                                            at approximately $25,000


      Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock). On October 9, 2001, the shareholders of Texaco and Chevron Corp. voted on the merger of Texaco and Chevron. The combined companies have been renamed ChevronTexaco Corporation and TRMI Holdings is a wholly owned subsidiary of ChevronTexaco.

      So long as ChevronTexaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to ChevronTexaco, ChevronTexaco has the right to purchase additional ECD Stock in order for ChevronTexaco to maintain its same proportionate interest in ECD Stock as ChevronTexaco held prior to the issuance of the additional ECD Stock. If ChevronTexaco elects to purchase ECD Common Stock, the purchase price will be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which ChevronTexaco is entitled to purchase.

      If ChevronTexaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, ChevronTexaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice will terminate. Donald L. Paul, a director of ECD, is Vice President and Chief Technology Officer of ChevronTexaco and Greg M. Vesey, an ECD director, is President of ChevronTexaco Technology Ventures.

      The independent outside directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year. See Part III, Item 10, Directors and Executive Officers of the Registrant, for compensation of directors.

Item 6:   Selected Financial Data
-------   -----------------------

      Set forth below is certain financial information taken from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                 June 30,
                               -----------------------------------------------------------------------------
                                   2002            2001            2000            1999            1998
                               -------------   -------------   -------------   -------------   -------------
Revenues:

   Product sales               $  36,634,167   $  24,239,970   $   6,892,355   $   4,524,238   $   9,858,343

   Royalties                       2,000,914       2,898,956       3,440,164       2,735,622       2,485,981

   Revenues from product
      development agreements      52,685,717      37,582,138      10,418,985      17,240,615      14,321,416

   Revenues from license
      and other agreements            25,000       5,300,000       3,138,000       4,753,995       1,701,134

   Other                             364,487       1,383,429       6,089,581       3,717,826       3,190,707

                               -------------   -------------   -------------   -------------   -------------
            TOTAL REVENUES        91,710,285      71,404,493      29,979,085      32,972,296      31,557,581
                               -------------   -------------   -------------   -------------   -------------

   Net Loss                    $ (20,888,034)  $  (5,121,838)  $ (16,656,128)  $ (13,777,589)  $ (16,664,999)
                               =============   =============   =============   =============   =============

Basic Net Loss per
   Common Share                $        (.96)  $        (.26)  $       (1.16)  $       (1.06)  $       (1.50)

Diluted Net Loss per
   Common Share                $        (.96)  $        (.26)  $       (1.16)  $       (1.06)  $       (1.50)

At year end:
   Cash and Cash Equivalents   $  42,221,015   $  33,055,399   $  44,592,017   $  19,076,983   $  25,786,112
   Short-Term Investments      $  71,997,154   $  48,908,662   $  44,723,500   $      -        $      -
   Total Assets                $ 192,118,594   $ 166,105,387   $ 148,905,642   $  39,807,998   $  51,360,816
   Long-Term Liabilities       $  14,428,769   $  18,154,121   $  20,059,353   $   2,679,936   $   3,967,496
   Working Capital             $ 110,310,301   $  92,577,489   $  89,789,457   $  18,438,953   $  29,800,158
   Stockholders' Equity        $ 135,254,960   $ 110,740,711   $  98,776,560   $  23,188,627   $  34,815,346


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ---------------------------------------------------------------

Critical Accounting Policies
----------------------------

      In preparing financial statements in conformity with generally accepted accounting principles in the United States (GAAP), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

      We have identified the following as critical accounting policies to our company: financial statement presentation, principles of consolidation and equity accounting; product sales; royalties; and business agreements. For a detailed discussion on these policies, see Note A - Summary of Accounting Policies in the Notes to Consolidated Financial Statements.

Financial Statement Presentation, Principles of Consolidation and
Equity Accounting
-----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize the Ovonic(TM) NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has, as of June 30, 2002, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) Texaco Ovonic Battery Systems LLC (Texaco Ovonic Battery Systems), a joint venture between Ovonic Battery and ChevronTexaco, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for propulsion applications as well as non-propulsion applications; (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel
Cell), a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) regenerative fuel cell technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop Ovonic(TM) solid hydrogen storage technology; (v) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic(TM) Unified Memory (OUM) technology; (vi) Ovonic Media, LLC (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vii) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD. In addition, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-stock Company (Sovlux Battery), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V.

Bekaert ECD Europe (Bekaert ECD Europe) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems.

      The Company's investments in Texaco Ovonic Battery Systems, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems, Ovonyx and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting.

      To the extent that the Company has made cash or other capital contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing of its battery and other related products and components. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total cash investment of $1,710,000).

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note M - Commitments).

      Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures (see Note M - Commitments).

Product Sales
-------------

      Product sales include revenues related to machine-building contracts and equipment sales, photovoltaic products, metal hydride materials and revenues related to building of battery packs. Revenues related to machine-building contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes related to metal hydride materials combined with high fixed costs result in losses.

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

       In connection with a 1992 battery development contract (1992 Contract) with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), we have agreed to reimburse USABC and DOE, as their recoupment for payments to us under the 1992 Contract, a 15% share of royalty payments we receive through May 3, 2012 where Ovonic(TM) NiMH batteries serve as the primary source of power for electric vehicles (Recoupment). We do not believe that royalties received to date for batteries manufactured by our licensees are subject to Recoupment.

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received. In the year ended June 30, 2002, ECD paid $7,362 to this trust.

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

                             Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001
-------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. In accordance with accounting principles generally accepted in the United States of America, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss of $20,888,000 on revenues of $91,710,000 in the year ended June 30, 2002 compared to a net loss of $5,122,000 on revenues of $71,404,000 for the year ended June 30, 2001. The $15,766,000 increase in the net loss resulted primarily from reduced license revenues of $5,275,000, increased patent defense expenses (net) of $836,000 to protect the Company's intellectual property, reduced royalties of $898,000, an increase of $3,466,000 in the net cost of product development as the Company increased spending on its core technologies, reduced interest income of $1,137,000 due to lower interest rates, decreased margins on product sales of $1,395,000, increased equity losses (net of minority interest) of $1,195,000, and a $1,000,000 write-off of its investment in EV Global Motors Company.

      The loss from operations increased to $22,233,000 in 2002 from $10,067,000 in 2001 because of:

      o an operating loss of $11,234,000 in 2002 for the ECD segment (net of consolidating entries) versus operating income of $302,000 in 2001, primarily due to higher investment in product development as the Company increased spending on its core technologies;

      o an increase in the cost estimate to complete ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar products capable of producing on an annual basis 30MW of electrical power;

      o an increased operating loss of $1,797,000 for United Solar (operating loss of $4,539,000 in 2002 versus operating loss of $2,742,000 in 2001) primarily due to costs associated with the increased production capacity and the move to the new Auburn Hills facility;

      o a $1,167,000 decreased operating loss for Ovonic Battery (operating loss of $6,460,000 in 2002 versus operating loss of $7,627,000 in 2001) primarily resulting from a profitable equipment sales contract and higher revenue from product development agreements, partially offset by higher costs for litigation and lower revenues from license agreements and royalties.

      The increase in consolidated revenues primarily resulted from higher product sales ($12,394,000) and higher revenues from product development agreements ($15,104,000), partially offset by lower royalties ($898,000) and license and other agreements ($25,000 in 2002 versus $5,300,000 in 2001).

      o The ECD segment's revenues, net of consolidating entries, increased to $36,024,000 in 2002 from $29,356,000 in 2001 due to increased revenues of $6,549,000 from product development agreements, primarily resulting from the advanced product development agreement with Texaco Ovonic Hydrogen Systems.

      o The $14,155,000 increase in Ovonic Battery's revenues was primarily due to higher equipment sales to Rare Earth Ovonic ($25,287,000 in 2002 versus $12,931,000 in 2001) and increased revenues from product development agreements ($20,078,000 in 2002 versus $10,771,000 in 2001)
      as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, partially offset by decreased revenues from license and other agreements ($25,000 in 2002 versus $5,300,000 in 2001) and decreased royalties ($933,000).

      o United Solar's 2002 revenues decreased to $7,157,000 in 2002 versus $7,674,000 in 2001 due to lower sales prices for semi-finished products sold to Bekaert ECD Solar Systems and lower revenues from product development agreements.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, increased 51% to $36,634,000 in the year ended June 30, 2002 from $24,240,000 in the year ended June 30, 2001. Machine-building and equipment sales revenues increased 74% to $29,533,000 in 2002 from $16,934,000 in 2001, primarily due to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($25,287,000 in 2002 compared to $12,931,000 in 2001). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $5,883,000 for 2002 and $5,975,000 for 2001 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $940,000 in 2002 compared to $355,000 in 2001. The Company currently has a product sales backlog of $21,910,000, all of which is expected to be recognized as revenues in Fiscal 2003. (See Note B - Notes to Consolidated Financial Statements.)

      Royalties decreased 31% to $2,001,000 in the year ended June 30, 2002 from $2,899,000 in the year ended June 30, 2001. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share, unfavorable exchange rates, and crediting a previous overpayment of royalties calculated erroneously by a licensee.

      Revenues from product development agreements increased 40% to $52,686,000 in the year ended June 30, 2002 from $37,582,000 in the year ended June 30, 2001. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($18,581,000 for 2002 compared to $11,818,000 for 2001), Texaco Ovonic Fuel Cell ($8,887,000 for 2002
compared to $8,831,000 for 2001) and Texaco Ovonic Battery Systems ($16,315,000 for 2002 compared to $6,433,000 in 2001) for advanced product development agreements, partially offset by decreases in revenues from the services agreement with Ovonic Media ($1,923,000 in 2002 versus $2,298,000 in 2001) and the completion of programs with National Institute of Standards and Technology
(NIST), which advanced the Company's hydrogen storage and optical memory technologies ($173,000 in 2002 versus $1,744,000 in 2001). (See Research and Development in Item 1 and Note B - Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements decreased to $25,000 in the year ended June 30, 2002, from $5,300,000 in the year ended June 30, 2001. The 2002 license fee resulted from a license to Lexel Battery (Shenzhen) Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $364,000 in the year ended June 30, 2002 from $1,383,000 in the year ended June 30, 2001. This decrease was due to reductions in revenues from Texaco Ovonic Battery Systems (formerly GM Ovonic) as it now performs in-house services previously provided by Ovonic Battery. Revenues from Ovonyx were affected by a $142,000 offset to revenues reflecting an adjustment in revenues previously recognized.

      The $13,789,000 increase in cost of product sales in the year ended June 30, 2002 resulted from the $12,394,000 increase in product sales and resulted in a $531,000 loss on product sales in 2002, compared to $864,000 profit in 2001. The reduced margin primarily relates to a change in estimate for ECD's contract with Bekaert ECD Solar Systems to design and build equipment making solar products capable of producing on an annual basis 30MW of electrical power.

      Revenues from product development agreements continued to fund more than 82% of the Company's cost of product development. The total cost of product development increased by $18,570,000 for the year ended June 30, 2002, as the Company increased spending on its core technologies. This increase in the total cost of product development was partially offset by increased revenues of $15,104,000, resulting in an increase of $3,466,000 in net cost of product development.

                                                  Year Ended June 30,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
     Cost of revenues from product
        development agreements               $ 51,703,000    $ 36,553,000
     Product development and research          12,775,000       9,355,000
                                             ------------    ------------
          Total cost of product development 64,478,000 45,908,000 Revenues from product development
        agreements                             52,686,000      37,582,000
                                             ------------    ------------
       Net cost of product development       $ 11,792,000    $  8,326,000
                                             ============    ============

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. In addition, product development programs include work on the Ovonic(TM) Cognitive Computer - a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Another current project is the conversion of an automobile to a hybrid electric vehicle with an internal combustion engine fueled by hydrogen (Hydrogen ICE) coupled with an Ovonic(TM) NiMH Battery System to demonstrate driving performances similar to a conventionally fueled gasoline vehicle, but with superior fuel economy and virtually no exhaust emission.

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $4,932,000 in the year ended June 30, 2002 from $3,766,000 in the year ended June 30, 2001, principally due to litigation costs ($2,749,000 in 2002 versus $1,913,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the non-consumer battery litigation expenses beginning in fiscal 2002. This reimbursement ($2,167,000) has been offset against the patent defense costs for the year ended June 30, 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in operating, general and administrative expenses (net) from $8,421,000 in the year ended June 30, 2001 to $7,368,000 in the year ended June 30, 2002 was due primarily to increased allocations of expenses because of the increased level of activity for product development and research expenses and to cost of revenues from product development agreements ($5,521,000), partially offset by increased spending ($4,468,000) as a result of selling expenses associated with equipment sales, personnel additions and other expenses associated with the Company's growth.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                    Year Ended June 30,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------

   Gross Expenses                               $24,487,000     $20,019,000
   Less - allocations to product development
     and research                                (5,255,000)     (1,714,000)
        - allocations to cost of revenues from
            product development agreements      (11,398,000)     (9,418,000)
        - amortization of negative goodwill        (466,000)       (466,000)
                                               ------------    ------------
   Remaining Expenses                           $ 7,368,000     $ 8,421,000
                                               ============    ============

      The $3,600,000 decrease in other income (net) ($1,345,000 income in 2002 compared to $4,945,000 income in 2001) resulted primarily from lower interest rates causing lower interest income ($4,727,000 in 2002 compared to $5,864,000 in 2001) on the Company's investments and from higher equity losses attributed to losses at Bekaert ECD Solar Systems ($2,944,000 in 2002 compared to $1,948,000 in 2001) and ITS ($714,000 in 2002 compared to $48,000 in 2001) and the $1,000,000 write-off of the Company's interest in EV Global.

      The Company had an amortization of negative goodwill of $466,000 in both 2002 and 2001.

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This will require the Company to recognize any unamortized negative goodwill as the effect of a change in accounting principle no later than July 1, 2002. The Company will recognize a favorable benefit of approximately
$2,216,000 as the effect of a change in accounting principle in the Company's statements of operations on July 1, 2002.

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000
-------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with ChevronTexaco, Bekaert, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. In accordance with generally accepted accounting principles in the United States, the investments the Company makes in its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

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

      The ECD/Ovonic Battery programs in the Ovonic(TM) nickel metal hydride battery technology have led to a new family of batteries not only for hybrid electric vehicles, electric vehicles and fuel cell electric vehicles, but also for a new universal battery platform that has included a much-needed 36/42 volt battery to meet the emerging requirements for higher voltages, power and energy of next-generation vehicle applications. Expenses related to electrode production and the ongoing protection of the Company's intellectual property also contributed to the 2001 losses. Partially offsetting the loss from operations in the year ended June 30, 2001 was other income (net) of $4,945,000 compared to other expense (net) of $721,000 in the prior year.

      The increase in revenues primarily resulted from higher revenues from product development agreements ($27,163,000), higher product sales ($17,348,000) and from license and other agreements ($2,162,000), partially offset by lower royalties ($541,000). ECD segment's revenues increased to $48,218,000 in 2001 from $11,213,000 in 2000 due to increased revenues from product development agreements, primarily resulting from the advanced product development agreements with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell and due to machine-building sales to Bekaert ECD Solar Systems to build equipment making solar products capable of producing on an annual basis 30MW of electrical power. The increase in Ovonic Battery's revenues was primarily due to higher equipment sales to Rare Earth Ovonic ($12,931,000 in 2001 versus $149,000 in 2000), increased revenues from product development agreements ($10,771,000 in 2001 versus $4,851,000 in 2000), as work was begun on the advanced product development agreement for Texaco Ovonic Battery Systems, and increased revenues from license and other agreements ($5,300,000 in 2001 versus $3,138,000 in 2000), partially offset by lower sales of electrode materials and battery packs. United Solar's 2001 revenues increased to $7,674,000 in 2001 versus $3,763,000 in 2000 as a result of their inclusion for a full year in the Company's consolidated financial results versus the prior year when they were included only after April 11, 2000 (the beginning date for the consolidation of United Solar).

      Product sales, consisting of machine building and equipment sales, photovoltaic products (for United Solar since April 11, 2000), positive and negative battery electrodes, and battery packs, increased 252% to $24,240,000 in the year ended June 30, 2001 from $6,892,000 in the year ended June 30, 2000. Machine-building and equipment sales revenues increased 828% to $16,934,000 in 2001 from $1,824,000 in 2000. The machine-building and equipment sales revenues in 2001 relate primarily to Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($12,931,000) and ECD's contract with Bekaert ECD Solar Systems to build equipment making solar products capable of producing on an annual basis 30MW of electrical power ($3,973,000). The machine-building revenues in 2000 related to a contract to build large-area deposition equipment. All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales were $2,212,000 for the period from April 11, 2000 through June 30, 2000 and $5,975,000 for the year ended June 30, 2001. Battery pack sales decreased to $975,000 in 2001 versus $1,493,000 in 2000 due to decreased orders from customers for evaluation of battery packs. Sales of metal hydride materials decreased $1,007,000 primarily due to reduced sales to GM Ovonic.

      Royalties decreased 16% to $2,899,000 in the year ended June 30, 2001 from $3,440,000 in the year ended June 30, 2000. The royalties the Company receives continue to reflect increased production efficiencies of its licensees which have resulted in lower prices as licensees move aggressively to increase market share. (See Note B - Notes to Consolidated Financial Statements.)

      Revenues from product development agreements increased 261% to $37,582,000 in the year ended June 30, 2001 from $10,419,000 in the year ended June 30, 2000. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($11,818,000), Texaco Ovonic Fuel Cell ($8,831,000) and Texaco Ovonic Battery Systems ($6,433,000) for advanced product development services, all of which began in Fiscal 2001. Also contributing to the increase were contracts with Ovonic Media ($2,298,000 in 2001 versus $634,000 in 2000) and Partnership for Next Generation Vehicles (PNGV) ($2,090,000 in 2001 versus $509,000 in 2000). Partially offsetting these increases were the completion of programs with GM, which helped to fund the development of the family of NiMH batteries (zero in 2001 versus $1,002,000 in 2000), NIST, which advanced the Company's hydrogen storage and optical memory technologies ($1,744,000 in 2001 versus $3,883,000 in 2000), and Shell Hydrogen (zero in 2001 versus $750,000 in
2000). (See Research and Product Development in Item 1 and NOTE B - Notes to Consolidated Statements.)

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

      The $13,452,000 increase in cost of product sales in the year ended June 30, 2001 results from the $17,348,000 increase in product sales. The $864,000 gross profit on product sales in 2001 is an improvement of $3,896,000 compared to 2000. The improvement primarily results from equipment sales contracts and sales of photovoltaic products with positive gross profit margins. Partially offsetting this improvement was a higher loss on the sales of electrode materials which resulted from the Company maintaining its production capacity to produce metal hydride powders to meet the needs of Texaco Ovonic Battery Systems and Texaco Ovonic Hydrogen Systems. Low sales volumes for electrodes, combined with high fixed costs, result in the loss on product sales for these products.

      For the year ended June 30, 2001, compared to the year ended June 30, 2000, the net cost of product development to the Company decreased by $6,778,000 despite an increase in expenditures for the development products by $20,385,000 because the amount of funding received by customers increased by $27,163,000.

                                                  Year Ended June 30,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------
  Cost of revenues from product development
    agreements                               $ 36,553,000    $ 10,373,000
  Product development and research              9,355,000      15,150,000
                                             ------------    ------------
       Total cost of product development       45,908,000      25,523,000
  Revenues from product development
    agreements                                 37,582,000      10,419,000
                                             ------------    ------------
       Net cost of product development       $  8,326,000    $ 15,104,000
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

                         Liquidity and Capital Resources

      As of June 30, 2002, the Company had consolidated cash, cash equivalents, short-term investments and accounts and note receivable (including $21,044,000 of amounts due from related parties) of $142,531,000 (see Note M - Commitments for restrictions), an increase of $25,754,000 from June 30, 2001. As of June 30, 2002, the Company had consolidated working capital of $110,310,000 compared with a consolidated working capital of $92,577,000 as of June 30, 2001. Since June 30, 2001, ECD has received $44,639,000 from the exercise of warrants that had been issued in connection with the Company's 1998 limited public offering, exercise of employee stock options and the sale of additional shares to ChevronTexaco to maintain its 20% ownership.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2003 to decrease to approximately $47,913,000, compared to $53,546,000 received from product development agreements in the year ended June 30, 2002. However, the Company has had, and intends to have on an ongoing basis, discussions with other parties, including the U.S. government, which may provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of June 30, 2002, the Company had $114,218,000 cash, cash equivalents and short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 37 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of June 30, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor.

      During the year ended June 30, 2002, $443,000 of cash was used in operations. The difference between the net loss of $20,888,000 and the net cash used in operations was principally due to a $16,139,000 decrease in working capital (other than cash). Also contributing were non-cash costs (principally depreciation ($2,273,000) and equity losses in joint ventures ($3,658,000)). In addition, $7,667,000 of machinery and equipment was purchased, principally for ECD's state-of-the-art clean room ($3,041,000) and for United Solar's expansion ($1,660,000).

      Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of September 30, 2002, Ovonic Battery has received payments totaling $59,485,000 under the three contracts.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

      o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for nonautomotive applications. ChevronTexaco is funding up to $178,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company recorded revenues of $16,315,000 for work performed under the contract in the year ended June 30, 2002 and is budgeted to receive approximately $13 million in 2003.

      o  Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between
         ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000, including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has recorded total revenues of $30,398,000 for work performed under the contract, $18,581,000 of which was in the year ended June 30, 2002, and is budgeted to receive approximately $20 million in 2003.

      o  Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between
         ECD and ChevronTexaco formed to further develop and advance the commercialization of the Ovonic(TM) regenerative fuel cell technology. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, may be cancelled under certain circumstances, including not materially satisfying mutually agreed-upon milestones. The Company has recorded total revenues of $17,718,000 for work performed under the contract, of which $8,887,000 was for work performed under the contract in the year ended June 30, 2002. While certain milestones have not been materially satisfied, ChevronTexaco has approved a budget of $3,839,000 for work to be performed through December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the future business strategy of the venture, including the involvement of additional joint venture partners. ChevronTexaco will review its funding of the joint venture for periods following December 31, 2002.

      o Bekaert ECD Solar Systems LLC/United Solar Systems Corp. - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out Canon, United Solar's previous joint venture partner) with the remaining funds to be used to fund a portion of a sixfold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD to build equipment making solar products capable of producing on an annual basis 30MW of electrical power, currently valued at approximately $59,000,000. ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note M - Commitments).

         Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures (see Note M - Commitments).

      o  Ovonic Media, LLC - a strategic alliance formed with General
         Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. ECD recorded revenues of $1,923,000 for work performed in the year ended June 30, 2002, from a contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. This joint venture is currently being funded on a month-to-month basis.

      o Ovonyx, Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others with a purpose to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM. OUM memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types and may have potential as a replacement for such memory types as FLASH and DRAM. Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition,
         ECD receives royalties from Ovonyx equal to .5% of Ovonyx's revenues.

      These strategic alliances and new business agreements have both near-term and long-term impacts on the Company's capital resources. The ChevronTexaco, Bekaert, Ovonyx and General Electric agreements have resulted in the acceleration of the commercialization and development of the Company's products and technologies. The Company's business partners have funded most of its product development activities.

Item 7A:   Quantitative and Qualitative Disclosures about Market Risk
--------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $114,207,000 and $81,956,000 of these investments on June 30, 2002 and 2001, respectively. On June 30, 2002, the investments had an average maturity of 393 days, $71,997,000 of which had maturities of 91 days to 37 months. On June 30, 2001, the investments had an average maturity of 224 days, $48,909,000 of which had maturities of 91 days to 34 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of June 30, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2002 portfolio of approximately $1,277,000.

Item 8:   Consolidated Financial Statements and Supplementary Data
-------   --------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Energy Conversion Devices, Inc.
Rochester Hills, Michigan


We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP



Detroit, Michigan
September 27, 2002

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                        ASSETS
                                        ------

                                                                          June 30,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------

    CURRENT ASSETS (NOTE A)
      Cash, including cash equivalents of $42,210,000 at
        June 30, 2002 and $33,047,000 at June 30, 2001          $ 42,221,015    $ 33,055,399
      Short-term investments (NOTE M)                             71,997,154      48,908,662
      Accounts receivable (net of allowance for uncollectible
        accounts of approximately $563,000 at June 30,
        2002 and $583,000 at June 30, 2001)                        7,268,447      18,809,094
      Accounts receivable due from related parties                19,449,870      16,003,632
      Note receivable due from related party (NOTE D)              1,594,275          -
      Inventories                                                  1,163,273       1,333,542
      Other                                                          387,901         542,930
                                                                ------------    ------------
          TOTAL CURRENT ASSETS                                   144,081,935     118,653,259

    PROPERTY, PLANT AND EQUIPMENT (NOTES A and E)
      Land and land improvements                                     267,000         267,000
      Buildings and improvements                                   3,456,088       1,214,625
      Machinery and other equipment (including construction
        in progress of approximately $694,000 at June 30,
        2002 and $1,010,000 at June 30, 2001)                     26,713,253      22,261,322
      Capitalized lease equipment                                  3,053,295       3,056,060
                                                                ------------    ------------
                                                                  33,489,636      26,799,007
      Less accumulated depreciation and amortization             (22,551,768)    (20,660,619)
                                                                ------------    ------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                     10,937,868       6,138,388

    Investment in Rare Earth Ovonic-China (NOTE A)                 1,710,000          -

    Investment in EV Global (NOTE D)                                  -            1,000,000

    Long-Term Note Receivable -  Bekaert ECD Solar
      Systems (NOTE A)                                            10,921,232      10,256,110

    Deferred tax assets                                               -              864,999

    JOINT VENTURES (NOTE D)
      Bekaert ECD Solar Systems                                   17,732,968      23,421,156
      Bekaert ECD Europe                                              22,835          28,347
      Texaco Ovonic Fuel Cell Company                                 -               -
      Texaco Ovonic Hydrogen Systems                                  -               -
      Texaco Ovonic Battery Systems                                   -               -
      Ovonyx                                                          -               -
      Ovonic Media                                                    -               -
      ITS Innovative Transportation Systems                        3,285,757       4,000,206
      Sovlux                                                          -               -
    OTHER ASSETS                                                   3,425,999       1,742,922
                                                                ------------    ------------
          TOTAL ASSETS                                          $192,118,594    $166,105,387
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


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                                          June 30,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
    CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $ 18,249,591    $ 18,413,708
      Accounts payable - related parties                              34,218          10,533
      Salaries, wages and amounts withheld from employees          2,908,213       2,366,673
      Deferred revenues under business agreements (NOTE A)           640,019         222,730
      Deferred revenues - related parties (NOTE A)                 6,677,846       2,346,054
      Current installments on long-term liabilities (NOTE E)       5,261,747       2,716,072
                                                                ------------    ------------
          TOTAL CURRENT LIABILITIES                               33,771,634      26,075,770

    LONG-TERM LIABILITIES (NOTE E)                                 3,507,537       7,898,011

    LONG-TERM NOTES PAYABLE (NOTE E)                              10,921,232      10,256,110

    DEFERRED GAIN                                                     -              278,328

    NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                       3,627,931       3,818,488
                                                                ------------    ------------
          TOTAL LIABILITIES                                       51,828,334      48,326,707

    NEGATIVE GOODWILL (NOTE D)                                     2,215,560       2,681,993

    MINORITY INTEREST (NOTE D)                                     2,819,740       4,355,976

    COMMITMENTS AND CONTINGENCIES (NOTES M and N)

    STOCKHOLDERS' EQUITY
      Capital Stock (NOTES F and G)
        Class A Convertible Common Stock,
          par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                        2,199           2,199
        Class B Convertible Common Stock,
          par value $0.01 per share
          Authorized, Issued and Outstanding - 430,000 shares          4,300           4,300

      Common Stock, par value $0.01 per share:
          Authorized - 30,000,000 shares
          Issued & Outstanding - 21,248,973 shares at June
          30, 2002 and 19,053,026 shares at June 30, 2001            212,490         190,530
      Additional paid-in capital                                 384,952,113     339,858,798
      Accumulated deficit                                       (248,193,952)   (227,305,918)
      Accumulated other comprehensive income                         487,950         881,342
      Unearned Compensation on Class B Convertible
        Common Stock                                              (2,210,140)     (2,890,540)
                                                                ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                             135,254,960     110,740,711
                                                                ------------    ------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $192,118,594    $166,105,387
                                                                ============    ============
     See notes to consolidated financial statements.


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------

                                                            Year Ended June 30,
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
REVENUES (NOTES A and B)
   Product sales                               $ 26,252,235    $ 13,925,029    $  3,271,723
   Product sales to related parties              10,381,932      10,314,941       3,620,632
                                               ------------    ------------    ------------
     Total product sales                         36,634,167      24,239,970       6,892,355
   Royalties                                      1,980,746       2,898,956       3,440,164
   Royalties - related party                         20,168          -               -
                                               ------------    ------------    ------------
     Total royalties                              2,000,914       2,898,956       3,440,164
   Revenues from product development
     agreements                                   6,776,976       7,421,512       9,660,782
   Revenues from product development
     agreements with related parties             45,908,741      30,160,626         758,203
                                               ------------    ------------    ------------
     Total revenues from product development
        agreements                               52,685,717      37,582,138      10,418,985
   Revenues from license and other agreements        25,000       5,300,000       3,138,000
   Other                                            136,577         265,015         434,810
   Other revenues from related parties              227,910       1,118,414       5,654,771
                                               ------------    ------------    ------------
     Total other revenues                           364,487       1,383,429       6,089,581
                                               ------------    ------------    ------------
        TOTAL REVENUES                           91,710,285      71,404,493      29,979,085

EXPENSES (NOTE A)
   Cost of product sales                         37,165,211      23,376,373       9,924,350
   Cost of revenues from product development
     agreements                                  51,703,118      36,552,685      10,373,243
   Product development and research              12,775,128       9,354,940      15,149,637
   Patent defense (net)                           2,749,176       1,913,212          59,300
   Patents                                        2,183,166       1,853,129       1,690,275
   Operating, general and administrative (net)    7,367,813       8,421,047       8,717,388
                                               ------------    ------------    ------------
        TOTAL EXPENSES                          113,943,612      81,471,386      45,914,193
                                               ------------    ------------    ------------
LOSS FROM OPERATIONS                            (22,233,327)    (10,066,893)    (15,935,108)

OTHER INCOME (EXPENSE):
   Interest income                                4,727,246       5,864,202       1,576,243
   Interest expense                                (910,134)       (800,911)       (574,386)
   Equity loss in joint ventures                 (3,658,480)     (1,996,689)     (2,462,978)
   Minority interest share of losses              1,536,236       1,069,518         181,911
   Loss on write-off of investment
     in EV Global (NOTE A)                       (1,000,000)         -               -
   Other nonoperating income (net)                  650,425         808,935         558,190
                                               ------------    ------------    ------------
        TOTAL OTHER INCOME (EXPENSE)              1,345,293       4,945,055        (721,020)
                                               ------------    ------------    ------------
NET LOSS                                       $(20,888,034)   $ (5,121,838)   $(16,656,128)
                                               ============    ============    ============
BASIC NET LOSS PER SHARE (NOTE H)              $       (.96)   $       (.26)   $      (1.16)
                                               ============    ============    ============
DILUTED NET LOSS PER SHARE (NOTE H)            $       (.96)   $       (.26)   $      (1.16)
                                               ============    ============    ============

See notes to consolidated financial statements.


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
              ---------------------------------------------------------------
                               Three years ended June 30, 2002

                          Class A and Class B
                          Convertible
                          Common Stock          Common Stock
                          -------------------   --------------------                  Accumulated
                          Number                Number                 Additional     Other
                          of                    of                     Paid-In        Comprehen-
                          Shares     Amount     Shares      Amount     Capital        sive Income
                          -------------------   --------------------   ------------   -----------
Balance at July 1, 1999   649,913    $ 6,499    12,841,270  $128,413   $233,861,099     $  0

Net loss for year ended
 June 30, 2000

Unrealized gain on
 investments                                                                             50,783

Comprehensive loss

Earned compensation on
 Class B convertible
 common stock

Issuance of stock to
 directors and
 consultants                                         3,542        35         34,942

Common stock issued in con-
 nection with exercise of
 stock options and warrants
 and conversion of CICs                            965,434     9,654     11,529,526

Stock options issued to
 non-employees                                                              146,000

Purchase of treasury stock

Warrants sold to GE Plastics                                                400,000

Treasury stock sold to
 ChevronTexaco

Common stock sold to
 ChevronTexaco                                   3,588,400    35,884     65,570,745

Stock issued to Canon                              700,000     7,000     12,751,000
                          -------    -------    ----------  --------   ------------     -------
Balance at June 30, 2000  649,913    $ 6,499    18,098,646  $180,986   $324,293,312     $50,783
                          =======    =======    ==========  ========   ============     =======

                                                                       Unearned
                                                                       Compen-
                                             Treasury Stock            sation on
                                             --------------            Class B
                                             Number                    Convertible    Total
                            Accumulated      of                        Common         Stockholders'
                            Deficit          Shares      Amount        Stock          Equity
                            --------------   ------------------------  ------------   ---------------
Balance at July 1, 1999     $(205,527,952)   (109,400)   $(1,028,092)  $(4,251,340)   $ 23,188,627

Net loss for year ended
 June 30, 2000                (16,656,128)                                             (16,656,128)

Unrealized gain on
 investments                                                                                50,783
                                                                                      ------------
Comprehensive loss                                                                     (16,605,345)

Earned compensation on
 Class B convertible
 common stock                                                              680,400         680,400

Issuance of stock to
 directors and
 consultants                                                                                34,977

Common stock issued in con-
 nection with exercise of
 stock options and warrants
 and conversion of CICs                                                                 11,539,180

Stock options issued to
 non-employees                                                                             146,000

Purchase of treasury stock                    (45,000)      (735,679)                     (735,679)

Warrants sold to GE Plastics                                                               400,000

Treasury stock sold to
 ChevronTexaco                                154,400      1,763,771                     1,763,771

Common stock sold to
 ChevronTexaco                                                                          65,606,629

Stock issued to Canon                                                                   12,758,000
                            -------------    ---------    -----------  -----------    ------------
Balance at June 30, 2000    $(222,184,080)      0         $    0       $(3,570,940)   $ 98,776,560
                            =============    =========    ===========  ===========    ============

See notes to consolidated financial statements.

                                 (Continued on next page.)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
              ---------------------------------------------------------------

                               Three years ended June 30, 2002

                                   (CONTINUED)

                          Class A and
                          Class B                                                                        Unearned
                          Convertible                                                                    Compen-
                          Common Stock     Common Stock                                                  sation on
                          ---------------  -------------------               Accumulated                 Class B
                          Number           Number               Additional   Other                       Convertible   Total
                          of               of                   Paid-In      Comprehen-   Accumulated    Common        Stockholders'
                          Shares  Amount   Shares     Amount    Capital      sive Income  Deficit        Stock         Equity
                          ---------------  -------------------  ------------ -----------  -------------  ------------  -------------
Balance at July 1, 2000   649,913 $ 6,499  18,098,646 $180,986  $324,293,312  $ 50,783    $(222,184,080) $(3,570,940)  $ 98,776,560

Net loss for year ended
 June 30, 2001                                                                               (5,121,838)                 (5,121,838)

Unrealized gain on
 investments                                                                   830,559                                      830,559
                                                                                                                           --------
Comprehensive loss                                                                                                       (4,291,279)

Earned compensation
 on Class B stock                                                                                            680,400        680,400

Issuance of stock to
 directors and
 consultants                                    2,000       20        40,636                                                 40,656

Common stock issued in
 connection with exercise
 of stock options and
 warrants                                     766,905    7,669     9,970,428                                              9,978,097

Stock options issued to
 non-employees                                                       111,671                                                111,671

Common stock sold to
  ChevronTexaco                               185,475    1,855     5,442,751                                              5,444,606
                          ------- -------  ---------- --------  ------------  --------   --------------  -----------   ------------

Balance at June 30, 2001  649,913 $ 6,499  19,053,026 $190,530  $339,858,798  $881,342    $(227,305,918) $(2,890,540)  $110,740,711
                          ======= =======  ========== ========  ============  ========    =============  ===========   ============


   See notes to consolidated financial statements.

                                 (Continued on next page.)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES F and G)
              ---------------------------------------------------------------

                               Three years ended June 30, 2002

                                   (CONTINUED)

                          Class A and
                          Class B                                                                        Unearned
                          Convertible                                                                    Compen-
                          Common Stock     Common Stock                                                  sation on
                          ---------------  -------------------               Accumulated                 Class B
                          Number           Number               Additional   Other                       Convertible   Total
                          of               of                   Paid-In      Comprehen-   Accumulated    Common        Stockholders'
                          Shares  Amount   Shares     Amount    Capital      sive Income  Deficit        Stock         Equity
                          ---------------  -------------------  ------------ -----------  -------------  ------------  -------------
Balance at July 1, 2001   649,913  $6,499  19,053,026 $190,530  $339,858,798  $881,342    $(227,305,918) $(2,890,540)  $110,740,711

Net loss for year ended
 June 30, 2002                                                                              (20,888,034)                (20,888,034)

Unrealized loss on
 investments                                                                  (393,392)                                    (393,392)
                                                                                                                       -------------
Comprehensive loss                                                                                                      (21,281,426)

Earned compensation on
   Class B stock                                                                                             680,400        680,400

Issuance of stock to
 directors and
 consultants                                    1,310       13        25,034                                                 25,047

Common stock issued in
 connection with exercise
 of stock options
 and warrants                               1,746,279   17,463    35,727,718                                             35,745,181

Expense options granted
 below market                                                        197,838                                                197,838

Stock options issued to
 non-employees                                                       253,579                                                253,579

Common stock sold to
 ChevronTexaco                                448,358    4,484     8,889,146                                              8,893,630
                          -------  ------  ---------- --------  ------------  --------    -------------  -----------   ------------
Balance at June 30, 2002  649,913  $6,499  21,248,973 $212,490  $384,952,113  $487,950    $(248,193,952) $(2,210,140)  $135,254,960
                          ======= =======  ========== ========  ============  ========    =============  ===========   ============

See notes to consolidated financial statements.


                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                                           Year Ended June 30,
                                                            ------------------------------------------------
                                                                 2002             2001             2000
                                                            --------------   --------------   --------------
OPERATING ACTIVITIES:
  Net loss                                                  $ (20,888,034)   $  (5,121,838)   $ (16,656,128)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                               2,273,010        2,301,798        2,194,989
    Amortization of premium/discount on investments               362,172           -                -
    Equity loss in joint ventures                               3,658,480        1,996,689        2,462,978
    Profit deferred on sales to Bekaert ECD Solar Systems      (1,774,172)       1,564,777          209,395
    Creditable royalties                                         (213,057)        (120,179)          56,564
    Options issued to executive for services rendered              -                -               113,250
    Stock and stock options issued for services rendered        1,156,864          832,727          861,377
    (Gain)/loss on sale of equipment                              (16,245)          61,228            5,051
    Amortization of deferred gain                                (139,164)        (390,744)        (441,060)
    Amortization of negative goodwill                            (466,433)        (466,433)        (116,608)
    Minority interest                                          (1,536,236)      (1,069,518)        (181,911)
    Loss on write-off of investment in EV Global                1,000,000           -                -
    Other                                                          -                -                62,000
Changes in working capital:
    Accounts receivable                                        11,540,647      (11,636,928)       5,417,811
    Accounts and note receivable due from related parties        (516,672)      (7,110,278)      (7,489,069)
    Inventories                                                   170,269         (339,465)         400,364
    Other assets                                               (1,528,048)        (682,675)          22,994
    Accounts payable and accrued expenses                         974,592       12,647,873       (3,378,186)
    Accounts payable - related parties                             23,685           (7,013)          16,551
    Deferred revenues under business agreements                   278,125           61,399       (1,187,756)
    Deferred revenues - related parties                         4,331,792       (4,030,590)       6,376,644
    Deferred tax assets                                           864,999         (864,999)          -
                                                            -------------    -------------    -------------
NET CASH USED IN OPERATIONS                                      (443,426)     (12,374,169)     (11,250,750)
                                                            -------------    -------------    -------------
INVESTING ACTIVITIES:
    Purchases of capital equipment                             (7,666,791)      (2,240,193)        (698,328)
    Investment in United Solar                                     -                -            (1,499,589)
    Investment in Bekaert ECD Solar Systems                        -            (4,523,841)          -
    Investment in Bekaert ECD Europe                               -               (43,750)          -
    Cash acquired in business combination                          -                -             7,080,329
    Investment in ITS Innovative Transportation Systems            -            (2,409,000)        (400,000)
    Investment in Rare Earth Ovonic                            (1,710,000)          -                -
    Purchase of investments                                   (79,490,214)     (49,067,511)     (44,672,717)
    Sales of investments                                       55,646,159       45,712,907           -
    Proceeds from sale of capital equipment                        35,876               50           14,420
                                                            -------------    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                         (33,184,970)     (12,571,338)     (40,175,885)
                                                            -------------    -------------    -------------
FINANCING ACTIVITIES:
    Purchase of treasury stock                                     -                -              (735,679)
    Principal payments under short-term and long-term
      debt obligations and capitalized lease obligations       (1,844,799)      (2,013,814)      (1,518,982)
    Proceeds from sale of stock, including treasury stock,
      to ChevronTexaco                                          8,893,630        5,444,606       67,370,400
    Proceeds from sale of stock upon exercise of stock
      options and warrants                                     35,745,181        9,978,097       11,425,930
    Proceeds from issuance of warrants - GE Plastics               -                -               400,000
                                                            -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      42,794,012       13,408,889       76,941,669
                                                            -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            9,165,616      (11,536,618)      25,515,034

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               33,055,399       44,592,017       19,076,983
                                                            -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  42,221,015    $  33,055,399    $  44,592,017
                                                            =============    =============    =============


See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                   Year Ended June 30,
                                            ----------------------------------
                                               2002        2001        2000
                                            ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid for interest                      $  910,134  $  800,911  $   574,386

The Company's noncash investing and
 financing activities were as follows:

   Issuance of 700,000 shares of ECD
      common stock to Canon in exchange
      for Canon's interest in United Solar       -           -       12,758,000

   Long-term note receivable -
      Bekaert ECD Solar Systems                665,122     624,615    9,631,495

   Long-term note payable - Canon             (665,122)   (624,615)  (9,631,495)

   Transfer investment in Bekaert ECD Solar
      Systems to note receivable            (4,523,841)      -           -

   Record note receivable - Bekaert ECD
      Solar Systems                          4,523,841       -           -



See notes to consolidated financial statements.

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

Financial Statement Presentation, Principles of Consolidation and
Equity Accounting
-----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(TM) NiMH battery technology; and, effective April 11, 2000, its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. (Sanyo). The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. See Note D for discussion of these ventures.

      The Company has a number of strategic alliances and has, as of June 30, 2002, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC (Bekaert ECD Solar Systems), United Solar's 40% joint venture with Bekaert; (ii) Texaco Ovonic Battery Systems LLC (Texaco Ovonic Battery Systems), a joint venture between Ovonic Battery and ChevronTexaco, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for propulsion applications as well as non-propulsion applications; (iii) Texaco Ovonic Fuel Cell Company LLC (Texaco Ovonic Fuel
Cell), a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) regenerative fuel cell technology; (iv) Texaco Ovonic Hydrogen Systems LLC (Texaco Ovonic Hydrogen Systems), a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop Ovonic(TM) solid hydrogen storage technology; (v) Ovonyx, Inc. (Ovonyx), a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic(TM) Unified Memory (OUM) technology; (vi) Ovonic Media, LLC (Ovonic Media), a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vii) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD. In addition, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-stock Company (Sovlux Battery), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europe (Bekaert ECD Europe) owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      The Company's investments in Texaco Ovonic Battery Systems, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems, Ovonyx and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      Intellectual property, including patents resulting from the Company's investments in its technologies, are valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note M - Commitments).

      Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures (see Note M - Commitments).

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of our ownership percentage.

      Certain items for the years ended June 30, 2001 and 2000 have been reclassified to be consistent with the classification of items in the year ended June 30, 2002.

      In preparing financial statements in conformity with generally accepted accounting principles in the United States (GAAP), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has certain concentrations of revenues as described in Note B. The

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Company is impacted by other factors such as the continued receipt of contracts from the U.S.government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

Recently Issued Accounting Pronouncements
-----------------------------------------

      In August 2002, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires the Company to recognize a liability for any obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value and will be initially offset by an increase to the carrying amount of the related long-lived asset. The Company will implement this statement on July 1, 2002. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operation.

      In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by further clarifying certain of its provisions. The Company will implement this statement on July 1, 2002. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operation.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company will implement this statement on January 1, 2003. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operation.

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Short-Term Investments
----------------------

      The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      Short-term investments consist of commercial paper maturing in 91 days to 37 months from date of acquisition.

Investment in Rare Earth Ovonic-China and EV Global
---------------------------------------------------

      The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing of its battery and other related technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total cash investment of $1,710,000).

      The Company accounts for its investment in EV Global using the cost method of accounting. ECD's interest in EV Global is less than 1%. In the year ended June 30, 2002, the Company determined that this investment was permanently impaired and wrote off its investment ($1,000,000).

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable
-------------------
                                                               June 30,
                                                       ------------------------
                                                          2002         2001
                                                       -----------  -----------
Long-term contracts accounted for under percentage-
   of-completion accounting
      Revenues recognized but unbilled
         Commercial customers                          $   505,857  $11,604,014

      Amounts billed to customers
         Commercial customers                              676,462    1,215,328
                                                       -----------  -----------
               Sub-total                                 1,182,319   12,819,342

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
         U.S. Government                                   371,577      844,720
         Commercial customers                              172,210       72,970
                                                       -----------  -----------
                                                           543,787      917,690
      Amounts billed
         U.S. Government                                 1,272,208    2,545,250
         Commercial customers                            1,575,020       51,020
                                                       -----------  -----------
                                                         2,847,228    2,596,270
      Retainages
         U.S. Government                                    -            40,500
                                                       -----------  -----------
               Sub-total                                 3,391,015    3,554,460

Amounts unbilled for other than long-term contracts
         Commercial customers                            2,146,983    2,164,631

Amounts billed for other than long-term contracts
         U.S. Government                                       370       -
         Commercial customers                            1,110,760      853,661
                                                       -----------  -----------
               Sub-total                                 1,111,130      853,661

Allowance for uncollectible accounts                      (563,000)    (583,000)
                                                       -----------  -----------
               TOTAL                                   $ 7,268,447  $18,809,094
                                                       ===========  ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. There are no material retentions at June 30, 2002 and June 30, 2001. Certain U.S. government contracts remain subject to audit.

      As of June 30, 2002, all U.S. government retentions (totaling $113,947) have been reclassified to long-term other assets.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                              June 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
     Revenues recognized but unbilled
       Bekaert ECD Solar Systems                   $    -          $ 1,229,324

     Amounts billed
       Bekaert ECD Solar Systems                     3,792,025       4,015,345

     Retainages
       Bekaert ECD Solar Systems                     5,721,965       1,622,266
                                                   -----------     -----------

            Sub-total                                9,513,990       6,866,935

Long-term contracts not accounted for under
   percentage-of-completion accounting
     Amounts earned which are billed in the
         subsequent month
       Bekaert ECD Solar Systems                       130,000         130,000
       Ovonic Media                                    364,263          16,748
       Texaco Ovonic Battery Systems                 2,182,575       6,432,859
       Texaco Ovonic Fuel Cell                         788,894         932,323
       Texaco Ovonic Hydrogen Systems                1,874,463         777,441
                                                   -----------     -----------
            Sub-total                                5,340,195       8,289,371

     Amounts billed
       Texaco Ovonic Battery Systems (formerly
          GM Ovonic)                                 1,738,990         185,830
       Texaco Ovonic Fuel Cell                         671,358          -
       Texaco Ovonic Hydrogen Systems                1,508,948          -
                                                   -----------     -----------
            Sub-total                                3,919,296         185,830

     Amounts unbilled for other than long-term
         contracts
       Texaco Ovonic Battery Systems (formerly
          GM Ovonic)                                    -               20,714
       Ovonyx                                           21,248          30,875
                                                   -----------     -----------
            Sub-total                                   21,248          51,589

     Amounts billed for other than long-term
         contracts
       Bekaert ECD Solar Systems                        -              396,912
       ChevronTexaco Technology Ventures               536,569          -
       Ovonyx                                           21,068          25,863
       Texaco Ovonic Battery Systems (formerly
          GM Ovonic)                                    97,504         187,132
                                                   -----------     -----------
            Sub-total                                  655,141         609,907
                                                   -----------     -----------

            TOTAL                                  $19,449,870     $16,003,632
                                                   ===========     ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

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

      Inventories for United Solar and Ovonic Battery are as follows:

                                           Year Ended June 30,
                                       ---------------------------
                                           2002           2001
                                       ------------   ------------

             Finished products          $  250,370    $  109,500
             Work in process               478,997       809,829
             Raw materials                 433,906       414,213
                                        ----------    ----------
                                        $1,163,273    $1,333,542
                                        ==========    ==========

Property, Plant and Equipment
-----------------------------

      All properties are recorded at cost. Plant and equipment for ECD and Ovonic Battery are depreciated on the straight-line method over the estimated useful lives of the individual assets. Plant and equipment for United Solar are depreciated using an accelerated depreciation method over the estimated useful lives of the assets. All other assets for United Solar are depreciated on the straight-line method. The estimated lives of the principal classes of assets are as follows:

                                                    Years
                                                -------------
            Buildings and improvements             5 to 20
            Machinery and other equipment          3 to 10
            Capitalized lease equipment and
              leasehold improvements               3 to 10

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to ten years. Accumulated amortization on capitalized lease equipment as of June 30, 2002 and June 30, 2001 was $2,443,000 and $1,834,000, respectively.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

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

      Total direct product development and research costs, a portion of which is included in cost of revenues from product development agreements, were $47,826,000, $34,746,000 and $20,197,000 for the three years ended June 30,
2002, 2001 and 2000, respectively.

Patents and Patent Defense
--------------------------

      Patent expenditures are charged directly to expense. Total patent expenditures were $2,183,000, $1,853,000 and $1,690,000 for the three years ended June 30, 2002, 2001 and 2000, respectively. Patent defense expenditures of $2,749,000 in 2002, $1,913,000 in 2001 and $59,000 in 2000, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense. ChevronTexaco has agreed to share 50% of the non-consumer battery litigation expenses beginning in fiscal 2002. This reimbursement ($2,167,000) has been offset against the patent defense costs for the year ended June 30, 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

Product Sales
-------------

      Product sales include revenues related to machine-building and equipment sales contracts, photovoltaic products, metal hydride materials and revenues related to building of battery packs. Revenues related to machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes related to metal hydride materials combined with high fixed costs result in losses.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

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

      In connection with a 1992 battery development contract (1992 Contract) with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), we have agreed to reimburse USABC and DOE, as their recoupment for payments to us under the 1992 Contract, a 15% share of royalty payments we receive through May 3, 2012 where Ovonic(TM) NiMH batteries serve as the primary source of power for electric vehicles (Recoupment). We do not believe that royalties received to date for batteries manufactured by our licensees are subject to Recoupment.

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received. In the year ended June 30, 2002, ECD paid $7,362 to this trust.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

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

      In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project, based on the relationship of costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

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

Stock Options
-------------

      The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," for any stock options or awards granted to nonemployees of the Company. When the measurement date (i.e., when the options are fully vested) is reached, the amount of compensation cost is determined based upon the fair value of the options. Prior to the measurement date, the cost of the options is estimated at each reporting date and the expense is amortized during the period during which the options vest. The Company applies APB 25, "Accounting for Stock Issued to Employees," to its stock-based compensation awards to employees. Most awards are granted at the fair market value on the grant date in accordance with the applicable plan and, as such, no compensation expense is recorded in connection with these grants.

      There are two executive stock option agreements which specify that the option exercise price be the lower of the sales price of the additional securities sold by the Company or the fair market value of the Common
Stock as of the date of issuance (see Note G - Equity Compensation Plans Not Approved by Security Holders). When the resultant option exercise price is lower than the fair market value on the grant date, the difference is recorded as compensation expense.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                   Year Ended June 30,
                                          -------------------------------------
                                             2002         2001         2000*
                                          -----------  -----------  -----------
Product sales
    Machine building and equipment sales  $25,295,959  $12,961,589  $ 1,745,653
    Battery packs                             257,637      844,895    1,506,715
    Metal hydride materials                   698,639      118,545       19,355
                                          -----------  -----------  -----------
                                           26,252,235   13,925,029    3,271,723
Product sales-related parties
    Photovoltaics                           5,883,442    5,975,424    2,212,251
    Machine building                        4,237,201    3,972,778       78,391
    Battery packs                              19,998      130,000      (13,418)
    Metal hydride materials                   241,291      236,739    1,343,408
                                          -----------  -----------  -----------
                                           10,381,932   10,314,941    3,620,632
                                          -----------  -----------  -----------
Total product sales                       $36,634,167  $24,239,970  $ 6,892,355
                                          ===========  ===========  ===========
Royalties
    Battery technology                    $ 1,913,914  $ 2,846,795  $ 3,300,547
    Optical memory                             66,832       52,161      139,617
                                          -----------  -----------  -----------
                                            1,980,746    2,898,956    3,440,164
Royalty-related party
    Microelectronics                           20,168       -            -
                                          -----------  -----------  -----------
Total royalties                           $ 2,000,914  $ 2,898,956  $ 3,440,164
                                          ===========  ===========  ===========
Revenues from product development
  agreements
    Photovoltaics                         $ 2,419,332  $ 2,600,216  $ 2,185,911
    Battery technology                      3,762,186    3,557,618    4,727,639
    Optical memory                            172,695      603,724    1,029,102
    Hydrogen                                  348,435      659,954    1,610,632
    Other                                      74,328       -           107,498
                                          -----------  -----------  -----------
                                            6,776,976    7,421,512    9,660,782
Revenues from product development
  agreements - related parties
    Battery technology                     16,315,424    7,213,698      123,733
    Optical memory                          1,923,273    2,297,977      634,470
    Hydrogen                               18,783,190   11,818,301       -
    Fuel cells                              8,886,854    8,830,650       -
                                          -----------  -----------  -----------
                                           45,908,741   30,160,626      758,203
                                          -----------  -----------  -----------
Total revenues from product development
  agreements                              $52,685,717  $37,582,138  $10,418,985
                                          ===========  ===========  ===========
License and other agreements
    Battery technology                    $    25,000  $ 5,300,000  $ 3,138,000
                                          ===========  ===========  ===========
------------
* United Solar is included in ECD's consolidated financial statements effective April 11, 2000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and Other Agreements (Continued)
-------------------------------------------------------

      In the year ended June 30, 2002, the Company entered into a license agreement with Lexel Battery (Shenzhen) Co., Ltd. of China ($25,000).

      In the year ended June 30, 2001, the Company entered into license agreements with three Chinese companies (BYD Battery Co., Ltd. ($250,000), SANIK Battery Co., Ltd. ($50,000) and Rare Earth Ovonic ($5,000,000).

      In the year ended June 30, 2000, the Company entered into a license agreement ($1,778,000 in license fees plus future royalties) with Toshiba Battery Co., Ltd. for its HEV technology. In addition, Japan Storage Battery Co., Ltd. (Japan Storage), a licensee, notified the Company that it had reached a certain level of sales of its products and that the Company had earned an additional license fee of $360,000.

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

      The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2002, three customers represented 67% of the Company's total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Texaco Ovonic Battery Systems). In the year ended June 30, 2001, three customers represented 54% of the Company's total revenues (25% Rare Earth Ovonic joint ventures, 17% Texaco Ovonic Hydrogen Systems and 12% Texaco Ovonic Fuel Cell). In the year ended June 30, 2000, two customers represented 25% (14% GM Ovonic and 11% GM) of the Company's total revenues.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and Other Agreements (Continued)
-------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                              Year Ended June 30,
                                     --------------------------------------
                                        2002          2001          2000
                                     -----------   -----------   -----------

          United States              $57,804,373   $44,190,933   $21,243,803
          China                       25,344,459    18,227,952        -
          Mexico                       5,883,442     5,975,424        -
          Japan                        1,815,399     2,304,348     5,984,375
          Hong Kong                      711,950       275,405        81,519
          Germany                        150,300       151,125       698,211
          The Netherlands                 -             40,000       779,336
          Australia                       -             -            536,764
          Other countries                    362       239,306       655,077
                                     -----------   -----------   -----------
                                     $91,710,285   $71,404,493   $29,979,085
                                     ===========   ===========   ===========
NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At June 30, 2002 and 2001, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                           June 30,
                                   ------------------------
                                      2002          2001
                                   ----------    ----------

               Battery             $1,642,822    $1,819,416
               Optical memory       1,985,109     1,999,072
                                   ----------    ----------
                                   $3,627,931    $3,818,488
                                   ==========    ==========

      During the years ended June 30, 2002, 2001 and 2000, $213,057, $120,179 and $165,536, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 2001, a nonrefundable advance royalty of $100,000 was received from Japan Storage. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

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

      On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entailed an investment in a new manufacturing plant making solar products capable of producing on an annual basis 30 megawatts (MW) of electrical power, a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for a total investment by Bekaert of $84,000,000.

      This transaction involved the following:

      o Bekaert invested $72,000,000 for 1,372,015 newly issued shares of United Solar stock and its 60% share of Bekaert ECD Solar Systems ($42,000,000 in cash and $30,000,000 in the form of a note, payable on an as-needed basis).

      o Bekaert ECD Solar Systems paid to ECD (1) $12,000,000 in cash (paid at the closing of the transaction) and will pay (2) $12,000,000 (to be paid to ECD no later than January 1, 2004).

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

      At the closing of this transaction, ECD received a total of $7,000,000 from United Solar and Bekaert ECD Solar Systems. Of this amount, $5,000,000 was an advance on the 30MW machine-building order and $2,000,000 was a repayment by United Solar to ECD of previous loans made by ECD to United Solar.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      Effective April 11, 2000, ECD has consolidated United Solar in ECD's financial statements.

      ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock valued at $12,758,000 and the $456,630 balance in ECD-United Solar's joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,265,000) is being amortized over seven years on a straight-line basis.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note M - Commitments).

      Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures (see Note M - Commitments).

      The FASB has issued SFAS No. 142, "Goodwill and Other Intangible Assets." This will require the Company to recognize any unamortized negative goodwill as the effect of a change in accounting principle no later than July 1, 2002. The Company has continued to amortize the favorable benefit of negative goodwill through June 30, 2002 and will recognize the balance of approximately $2,216,000 as the favorable effect of a change in accounting principle in the Company's statements of operations on July 1, 2002.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The fair value of the assets acquired by ECD was:

          Cash                                             $ 7,080,329
          Accounts Receivable                                6,274,337
          Inventory                                            805,196
          Other                                                182,516
          Property, Plant and Equipment (net)                7,425,587
          Investment in Bekaert ECD Solar Systems           23,000,000
          Other                                                156,200
                                                           -----------
                  Total Assets                              44,924,165

          Accounts Payable                                   5,223,086
          Current Installments of long-term debt             1,445,703
          Long-term notes payable - Canon                    2,500,000
          Long-term Debt                                     6,242,720
                                                           -----------
                  Total Liabilities                         15,411,509
                                                           -----------

          Net assets acquired                               29,512,656
          Less - Minority interest (19%)                    (5,607,405)
               - Write-off of fixed assets                  (7,425,587)
               - Negative goodwill                          (3,265,034)
                                                           -----------
          ECD's investment in United Solar                 $13,214,630
                                                           ===========

      ECD performed laboratory, shop, patent and research services for the benefit of United Solar for which ECD billed approximately $149,000 in the nine months ended March 31, 2000. These amounts are included in other revenues. In addition, in the nine months ended March 31, 2000, United Solar billed ECD for approximately $359,000 for work performed in accordance with U.S. Government contracts.

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                            BEKAERT ECD SOLAR SYSTEMS
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                      Year Ended June 30,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
                                                (Unaudited)     (Unaudited)

   Revenues                                     $ 16,298,166    $ 8,606,637

   Operating Expenses:
      Cost of Sales                               16,889,974     10,435,170
      General and Administrative                   7,555,484      4,131,707
                                                ------------    -----------
             Total Expenses                       24,445,458     14,566,877
   Other Income (Expense)                           (840,838)        38,251
                                                ------------    -----------
   Net Loss                                     $ (8,988,130)   $(5,921,989)
                                                ============    ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                            BEKAERT ECD SOLAR SYSTEMS
                                 BALANCE SHEETS
                                 --------------

                                                        Year Ended June 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
 Current Assets:
   Cash and Cash Equivalents                       $  6,569,025    $ 10,726,490
   Inventory                                          7,528,767       7,714,969
   Other Current Assets                               6,636,430       5,100,865
                                                   ------------    ------------
        Total Current Assets                         20,734,222      23,542,324
 Property, Plant and Equipment (Net)                 81,954,953      26,104,169
 Other Assets                                        38,674,995      20,908,387
                                                   ------------    ------------
        Total Assets                               $141,364,170    $ 70,554,880
                                                   ============    ============
 Current Liabilities:
   Accounts Payable and Other Current Liabilities  $ 19,374,416    $ 14,602,720
                                                   ------------    ------------
        Total Current Liabilities                    19,374,416      14,602,720
 Note Payable-ECD                                    10,921,232      10,256,110
 Long-Term Capitalized Lease                         61,525,996          -
                                                   ------------    ------------
        Total Liabilities                            91,821,644      24,858,830
 Members' Equity                                     49,542,526      45,696,050
                                                   ------------    ------------
        Total Liabilities and Members' Equity      $141,364,170    $ 70,554,880
                                                   ============    ============

      At July 1, 2001, an advance of $4,523,841 previously made by United Solar to Bekaert ECD Solar Systems was transferred to an interest-bearing note payable to United Solar. At June 30, 2002, the balance of this note payable to United Solar is $1,594,275.

      Bekaert ECD Solar Systems was formed on April 11, 2000, and for the years ended June 30, 2002 and 2001 and for the period from April 11, 2000 through June 30, 2000, the Company recorded revenues of $10,121,000, $9,948,000 and $2,291,000, respectively, from Bekaert ECD Solar Systems.

Texaco Ovonic Battery Systems/GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic(TM) NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. As of June 30, 2001, GM had a 60% interest and Ovonic Battery has a 40% interest in this joint venture.

      On July 17, 2001, ChevronTexaco bought GM's interest in GM Ovonic. ChevronTexaco will invest up to $178,000,000 in the venture, renamed Texaco Ovonic Battery Systems LLC (Texaco Ovonic Battery Systems) and Ovonic Battery contributed additional technology. Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by ChevronTexaco.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues from Texaco Ovonic Battery Systems of $16,315,000 for the year ended June 30, 2002, for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues from Texaco Ovonic Battery Systems of $261,000 for the year ended June 30, 2002, for products sold to this joint venture. During the years ended June 30, 2001 and 2000, the Company had revenues of $2,127,000 and $4,233,000 related to sales of products to GM Ovonic and revenues for services performed for GM Ovonic.

      There are no financial statements currently available for Texaco Ovonic Battery Systems. Texaco Ovonic Battery Systems is in the developmental stage and, as such, has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed an alliance
(a corporation was formed on June 23, 1999), Ovonyx (initially owned 50% by ECD with the balance owned by Mr. Lowrey and a colleague), to further develop and commercialize ECD's Ovonic(TM) Unified Memory. In February 2000, Ovonyx and Intel entered into a collaboration and royalty-bearing license agreement to jointly develop and commercialize OUM technology. Presently, ECD owns 41.7% of Ovonyx, Mr. Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      ECD recorded revenues from Ovonyx of $215,000, $382,000 and $2,686,000 for the years ended June 30, 2002, 2001 and 2000, respectively, representing services performed for its operations which commenced on January 15, 1999. ECD has received payment of $3,263,000 for these services as of June 30, 2002, and the remaining balance is included in accounts receivable.

Texaco Ovonic Fuel Cell

      In September 2000, ECD and ChevronTexaco formed Texaco Ovonic Fuel Cell. ChevronTexaco has been funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic(TM) regenerative fuel cell technology. The joint venture is owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell that are derived from Texaco Ovonic Fuel Cell's financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                   From Date of Inception
                                                  Year Ended       (September 21, 2000)
                                                  June 30, 2002    Through June 30, 2001
                                                  -------------    ---------------------
Revenues
  Other Income                                     $     5,584         $    24,940

Expenses:
  Product Development - Paid or Payable to ECD       7,714,186           6,870,682
  Product Development - Paid or Payable to
    ChevronTexaco                                      968,451             456,892
  Depreciation Expense                                 500,597              65,806
  Loss on Disposal of Assets                             9,850               -
                                                   -----------         -----------
    Total Expenses                                   9,193,084           7,393,380
                                                   -----------         -----------
Net Loss                                           $(9,187,500)        $(7,368,440)
                                                   ===========         ===========

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                 BALANCE SHEETS
                                 --------------

                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------
   Current Assets:
      Cash and Equivalents                         $    89,318     $   131,051
                                                   -----------     -----------
         Total Current Assets                           89,318         131,051
   Fixed Assets:
      Leasehold Improvements                         1,454,716         674,797
      Machinery and Other Equipment                  1,557,339         976,466
      Construction in Progress                          78,959         308,759
                                                   -----------     -----------
         Total Fixed Assets                          3,091,014       1,960,022
   Less Accumulated Depreciation and Amortization     (566,403)        (65,806)
                                                   ------------    ------------
         Net Fixed Assets                            2,524,611       1,894,216
                                                   -----------     -----------
            Total Assets                           $ 2,613,929     $ 2,025,267
                                                   ===========     ===========
   Current Liabilities:
      Amount Due ECD, Net                          $ 1,428,117     $   932,323
      Amount Due ChevronTexaco                          91,752         311,384
                                                   -----------     -----------
         Total Current Liabilities                   1,519,869       1,243,707

   Members' Equity:
      Capital Contributions                         17,650,000       8,150,000
      Cumulative Deficit                           (16,555,940)     (7,368,440)
                                                   -----------     -----------
         Total Members' Equity                       1,094,060         781,560
                                                   -----------     -----------
            Total Liabilities and Members' Equity  $ 2,613,929     $ 2,025,267
                                                   ===========     ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the years ended June 30, 2002 and 2001, the Company recorded revenues of $8,887,000 and $8,831,000, respectively, for services provided to this joint venture. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, may be cancelled under certain circumstances, including not materially satisfying mutually agreed-upon milestones. The Company has recorded total revenues of $17,718,000 for work performed under the contract, of which $8,887,000 was for work performed under the contract in the year ended June 30, 2002. While certain milestones have not been materially satisfied, ChevronTexaco has approved a budget of $3,839,000 for work to be performed through December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the future business strategy of the venture, including the involvement of additional joint venture partners. ChevronTexaco will review its funding of the joint venture for periods following December 31, 2002.

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and ChevronTexaco formed Texaco Ovonic Hydrogen Systems. ChevronTexaco is funding initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic(TM) hydrogen storage technology. The joint venture is owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from Texaco Ovonic Hydrogen Systems' financial statements.

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                   From Date of Inception
                                                  Year Ended       (October 31, 2000)
                                                  June 30, 2002    Through June 30, 2001
                                                  -------------    ---------------------
Revenues
  Other Income                                     $     26,581        $     27,520
  Prototype sales                                        21,793            -
                                                   ------------        ------------
     Total Revenues                                      48,374              27,520

Expenses:
  Product Development - Paid or Payable to ECD       11,979,981           9,857,453
  Product Development - Paid or Payable to
    ChevronTexaco                                     1,691,406             596,310
  Depreciation Expense                                  596,193              71,684
  Loss on Disposal of Assets                             50,912              -
                                                   ------------        ------------
     Total Expenses                                  14,318,492          10,525,447
                                                   ------------        ------------
Net Loss                                           $(14,270,118)       $(10,497,927)
                                                   ============        ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                   June 30, 2002   June 30, 2001
                                                   -------------   ------------
   Current Assets:
      Cash and Equivalents                         $   134,823     $   151,413
      Accounts Receivable                               10,746          -
                                                   -----------     -----------
         Total Current Assets                          145,569         151,413
   Fixed Assets:
      Leasehold Improvements                         3,226,570         900,329
      Machinery and Other Equipment                  2,543,163         651,953
      Construction in Progress                       2,736,571         408,589
                                                   -----------     -----------
         Total Fixed Assets                          8,506,304       1,960,871
   Less Accumulated Depreciation and Amortization     (666,044)        (71,684)
                                                   -----------     -----------
         Net Fixed Assets                            7,840,260       1,889,187
                                                   -----------     -----------
            Total Assets                           $ 7,985,829     $ 2,040,600
                                                   ===========     ===========
   Current Liabilities:
      Amount Due ECD, Net                          $ 3,335,178     $   777,441
      Amount Due ChevronTexaco                         376,439         434,086
      Deferred Revenue                                  15,257            -
                                                   -----------      ----------
         Total Current Liabilities                   3,726,874       1,211,527

   Members' Equity:
      Capital Contributions                         29,027,000      11,327,000
      Cumulative Deficit                           (24,768,045)    (10,497,927)
                                                   -----------      ----------
         Total Members' Equity                       4,258,955         829,073
                                                   -----------      ----------
            Total Liabilities and Members' Equity  $ 7,985,829     $ 2,040,600
                                                   ===========      ==========

      During the years ended June 30, 2002 and 2001, the Company recorded revenues of $18,581,000 and $11,818,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems, a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of ITS, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in ITS, increasing its ownership interest to 19%. On March 8, 2001, ECD

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its investment in ITS. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%. On July 1, 2002, ECD made a loan of $1,000,000 to ITS.

Ovonic Media

      In March 2000, ECD and GE formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property, know-how, licenses and equipment to the joint venture. GE will make cash and other contributions to the joint venture.

      For the years ended June 30, 2002, 2001 and 2000, the Company had revenues of $1,923,000, $2,298,000 and $634,000, respectively, from Ovonic Media for services provided to this joint venture for advanced product development work. This joint venture is currently being funded on a month-to-month basis.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements.

                                  OVONIC MEDIA
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                      Year Ended June 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
                                                 (Unaudited)     (Unaudited)

      Revenues                                   $    -          $        -

      Operating Expenses:
         Product Development                       1,550,600        1,569,310
         General and Administrative                  292,289          305,968
         Depreciation Expense                        189,129           97,320
                                                 -----------      -----------
            Total Expenses                         2,032,018        1,972,598
                                                 -----------      -----------
      Loss From Operations                        (2,032,018)      (1,972,598)
         Interest Expense                             -                (6,584)
                                                 -----------      -----------
      Net Loss                                   $(2,032,018)     $(1,979,182)
                                                 ===========      ===========

                                  OVONIC MEDIA
                                 BALANCE SHEETS
                                 --------------

                                                  June 30, 2002   June 30, 2001
                                                  -------------   -------------
                                                   (Unaudited)     (Unaudited)
   Current Assets:
      Property, Plant and Equipment (Net)         $   460,241     $   569,579
                                                   ----------      ----------
         Total Assets                             $   460,241     $   569,579
                                                   ==========      ==========
   Current Liabilities:
      Accounts Payable to ECD                     $   364,263     $    17,341
                                                   ----------      ----------
         Total Liabilities                            364,263          17,341
   Members' Equity:
      Capital Contributions                         4,656,342       3,080,584
      Accumulated Deficit                          (4,560,364)     (2,528,346)
                                                   ----------      ----------
         Total Members' Equity                         95,978         552,238
                                                   ----------      ----------
            Total Liabilities and Members' Equity $   460,241     $   569,579
                                                   ==========      ==========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Investments in EV Global and Rare Earth Ovonic

      In February 1998, the Company invested in EV Global, a company formed by Lee Iacocca for the manufacture and sale of electric bicycles. In the year ended June 30, 2002, the Company determined that this cost method investment was permanently impaired and wrote off its investment ($1,000,000).

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of June 30, 2002, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. On February 22, 2002, ECD and Ovonic Battery made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of September 30, 2002, Ovonic Battery has received payments totaling $59,485,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $25,287,000 and $12,931,000 for the years ended June 30, 2002 and June 30, 2001, respectively.

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

      In 1998, ECD formed Sovlux Battery to produce NiMH batteries and components for sale to Ovonic Battery and its licensees. Sovlux Battery is owned 50% by ECD and 50% by the Chepetsky Mechanical Plant (Chepetsky), an enterprise of Minatom. ECD's contribution to the ventures consists solely of technology. No significant battery or battery materials manufacturing activities have been undertaken by Sovlux Battery.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Long-Term Liabilities and Line of Credit
-------------------------------------------------

      A summary of the Company's long-term liabilities is as follows:

                                                            June 30,
                                                   ---------------------------
                                                       2002           2001
                                                   ------------   ------------
 Capitalized leases - Finova
   (with interest rates of approximately 12%)      $   936,358    $ 1,335,301
 Capitalized leases - Fuji
   (interest rate of 6.93%)                          4,800,343      6,500,000
 Note Payable - Canon (discount rate of 6.3%)       10,921,232     10,256,110
 Note Payable - Canon (interest rate of 6.21%)       2,500,000      2,500,000
 Other capitalized leases                                4,132         15,295
 Other                                                 528,451        263,487
                                                   -----------    -----------
        Total                                       19,690,516     20,870,193
Less amounts included in current liabilities         5,261,747      2,716,072
                                                   -----------    -----------
        Total Long-Term Liabilities                $14,428,769    $18,154,121
                                                   ===========    ===========
Capitalized Leases
------------------

      In April 1998, the Company entered into a capital lease transaction with Finova Capital Corporation, which has two components. One component, which was fully utilized, provided $2,000,000 to refinance existing leased equipment (resulting in $1,200,000 net cash to the Company) and had a three-year term at the expiration whereby the Company was required to purchase the equipment for 10% of the original cost. On April 25, 2001, the Company purchased the equipment under this lease for a total cost of $204,000. The second component provided for the Company's sale and leaseback of equipment it acquired subsequent to June 30, 1996. At the expiration of the related five-year lease, the Company will be required to purchase the leased equipment for 10% of the original cost. At June 30, 1998, the Company had entered into sale-and-leaseback arrangements of $3,137,000 in connection with the second component. The lease agreement is secured by Ovonic Battery's plant and equipment. In addition, ECD has guaranteed Ovonic Battery's obligations under this agreement and has provided a first security interest in the Company's unencumbered plant and equipment.

      The Company is obligated under a capital lease with Fuji Bank for certain machinery and equipment. Under the terms of the agreement, United Solar has made 43 monthly payments of $120,475 from the period November 21, 1997 to June 21, 2001; made 12 monthly payments of $174,733 for the period from July 21, 2001 to June 21, 2002; and will make 30 monthly payments of $174,733 from the period July 21, 2002 until the lease termination date of December 21, 2004, at which time United Solar can repurchase the assets for the nominal value of $1.00. The lease is guaranteed by Canon and Bekaert and, as a result, Canon has a lien on United Solar's assets.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Long-Term Liabilities and Line of Credit (Continued)
-------------------------------------------------------------

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

Other
-----

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2002, 2001 and 2000 was approximately $2,443,000, $1,941,000 and $765,000, respectively.

Future Minimum Payments
-----------------------

      Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2002 are as follows:

                                           Long-Term Note
                                           Payable and
                                           Other Long-Term
                                           Liabilities       Capital Leases   Operating Lease
                                           ---------------   --------------   ---------------
     2003                                    $ 2,500,000       $3,120,631       $ 2,201,780
     2004                                     12,000,000        2,096,795         1,873,944
     2005                                         -             1,048,397         1,511,934
     2006                                         -               528,447           898,790
     2007                                         -                -                755,865
     Thereafter                                   -                -              2,813,571
                                             -----------       ----------       -----------
       TOTAL                                 $14,500,000       $6,794,270       $10,055,884
       Less interest & taxes included above    1,078,768          524,987       ===========
                                             -----------       ----------
       Present value of minimum payments     $13,421,232       $6,269,283
                                             ===========       ==========


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Long-Term Liabilities and Line of Credit (Continued)
-------------------------------------------------------------

Line of Credit
--------------

      In April 2001, the Company entered into a two-year financing agreement with Standard Federal Bank for a line of credit of up to $3,000,000. This financing bears an interest rate of prime, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth. The Company utilizes the line of credit for foreign exchange and letter of credit transactions.

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

      As part of an Executive Employment Agreement between ECD and Mr. Robert C. Stempel, chairman and executive director of ECD, dated January 15, 1999, ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD common stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between the Company and Mr. Stempel states that

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Capital Stock (Continued)
----------------------------------

the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. The Company is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of $680,400 in each of the years ended June 30, 2002, 2001 and 2000 in connection with this transaction. Following stockholder approval on March 25, 1999 authorizing 430,000 shares of a new Class B Common Stock, par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock. After the conversion of the Class A Common Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

      The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

      During the years ended June 30, 2002, 2001 and 2000, ECD issued 1,310, 2,000, and 3,542 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2002, 2001 and 2000 of $25,000, $40,000 and $35,000, respectively, relating to these restricted shares of Common Stock.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

      The Company has Common Stock reserved for issuance as follows:

                                                         Number of Shares
                                                  -----------------------------
                                                  June 30, 2002   June 30, 2001
                                                  -------------   -------------

Conversion of Class A Convertible Common Stock        219,913        219,913
Conversion of Class B Convertible Common Stock        430,000        430,000
Stock options                                       5,276,107      5,221,302
Warrants issued in connection with public
  offering of units                                    -           1,720,535
Warrants issued in connection with services
  rendered                                             -              70,000
Warrants issued to General Electric                   400,000        400,000
Convertible Investment Certificates                     5,600          5,600
                                                    ---------      ---------
    TOTAL RESERVED SHARES                           6,331,620      8,067,350
                                                    =========      =========

Equity Compensation Plans Approved by Security Holders
------------------------------------------------------

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to
---------------------------------------------------------
Purchase Stock (Continued)
--------------------------

      A summary of the transactions during the years ended June 30, 2002, 2001 and 2000 with respect to the Company's Amended Plan, 1987 Stock Option Plan, 1995 Stock Option Plan and 2000 Stock Option Plan follows:

                                2002                    2001                    2000
                        ---------------------   ---------------------   ---------------------
                                     Weighted                Weighted                Weighted
                                     Average                 Average                 Average
                                     Exercise                Exercise                Exercise
                        Shares       Price      Shares       Price      Shares       Price
                        ---------------------   ---------------------   ---------------------
Outstanding July 1      2,444,545    $18.50     1,453,865    $13.50     2,254,693    $13.17
Granted                   120,000    $21.88     1,334,400    $22.66         5,000    $19.00
Exercised                  14,412    $11.98       341,345    $13.43       798,468    $12.59
Cancelled                  18,380    $22.57         2,375    $23.51         7,360    $13.61
                        ---------    ------     ---------    ------     ---------    ------
Outstanding June 30     2,531,753    $18.67     2,444,545    $18.50     1,453,865    $13.50
                        =========    ======     =========    ======     =========    ======
Exercisable June 30     1,730,668    $16.90     1,058,820    $13.72     1,339,065    $13.75
                        =========    ======     =========    ======     =========    ======
Weighted average fair      $21.88                  $22.66                  $19.00
value of options granted   ======                  ======                  ======
during the year

      The following table summarizes information about stock options outstanding at June 30, 2002:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       -----------------------------------------       ------------------------
                                      Weighted          Weighted                       Weighted
                       Number         Average           Average        Number          Average
Range of               Outstanding    Remaining         Exercise       Exercisable     Exercise
Exercise Prices        As of 6/30/02  Contractual Life  Price          As of 6/30/02   Price
-------------------    -------------  ----------------  --------       -------------   --------
$10.1880 - $11.8750        729,513         3.18         $11.6511           729,513     $11.6511
$14.7500 - $22.4300        381,195         4.21         $17.1240           337,695     $16.8524
$22.6250 - $22.6250      1,307,645         8.70         $22.6250           604,910     $22.6250
$22.8810 - $27.0400        113,400         7.96         $23.3902            58,550     $23.3619
                         ---------         ----         --------         ---------     --------
                         2,531,753         6.40         $18.6703         1,730,668     $16.8978
                         =========         ====         ========         =========     ========

Equity Compensation Plans Not Approved by Security Holders
----------------------------------------------------------

      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the aforementioned Amended Plan, were cancelled and new stock options, covering 150,000 (adjusted to 401,499 as of June 30, 2002) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 258,250 as of June 30, 2002) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of all the outstanding stock options is $14.84 per share. The

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to
---------------------------------------------------------
Purchase Stock (Continued)
--------------------------

weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares as adjusted for the antidilution provisions during the 18-month period following the grant; and (ii) thereafter the option exercise price will be the lower of the sales price of the additional securities or the fair market value of the Common Stock as of the date of such issuance.

      The number of stock options granted to Mr. and Dr. Ovshinsky is adjusted pursuant to the antidilution provisions of the stock option agreements. For the three years ended June 30, 2002, 2001 and 2000, Mr. Ovshinsky was granted stock options to purchase 44,530, 18,239 and 106,611 shares of ECD Common Stock, respectively. For the three years ended June 30, 2002, 2001 and 2000, Dr. Ovshinsky was granted stock options to purchase 29,687, 12,160 and 71,074 shares of ECD Common Stock, respectively. The weighted average exercise price of options granted to Mr. and Dr. Ovshinsky during the three years ended June 30, 2002, 2001 and 2000 was $20.38, $30.53 and $18.80 per share, respectively. The weighted average fair value of options granted to Mr. and Dr. Ovshinsky during the three years ended June 30, 2002, 2001 and 2000 was $22.97, $30.63 and $18.11
per share, respectively.

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

      The Company continues to apply APB 25 to its stock-based compensation awards to employees. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share for the years ended June 30, 2002, 2001 and 2000 would have been increased by approximately $10,880,000, $4,018,000 and $2,133,000 and $.50, $.21 and $.15 per share, respectively. The fair value of the options granted during 2002, 2001 and 2000 is estimated as $2,253,000, $19,078,000 and $1,849,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2002         2001         2000
                                  ----------   ----------   ----------
      Dividend Yield                      0%           0%           0%
      Volatility   %                  76.53%       82.84%       77.96%
      Risk Free Interest Rate          3.71%        4.48%        6.19%
      Expected Life               5.11 years   5.10 years   4.31 years

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Stock Option Plans, Warrants and Other Rights to
---------------------------------------------------------
Purchase Stock (Continued)
--------------------------

Warrants
--------

      As of June 30, 2002, ECD had outstanding warrants for the purchase of 400,000 shares of Common Stock granted to General Electric pursuant to a Common Stock Warrant between General Electric and ECD entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

Other Rights to Purchase Stock
------------------------------

      Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc.
dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco received rights to purchase additional shares of ECD Common Stock or other ECD securities
(ECD Stock). On October 9, 2001, the shareholders of Texaco and Chevron Corp. voted on the merger of Texaco and Chevron. The combined companies have been renamed ChevronTexaco Corporation and TRMI Holdings is a wholly owned subsidiary of ChevronTexaco.

      So long as ChevronTexaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to ChevronTexaco, ChevronTexaco has the right to purchase additional ECD Stock in order for ChevronTexaco to maintain its same proportionate interest in ECD Stock as ChevronTexaco held prior to the issuance of the additional ECD Stock. If ChevronTexaco elects to purchase ECD Common Stock, the purchase price will be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which ChevronTexaco is entitled to purchase.

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

                                         2002           2001           2000
                                     ------------   ------------   ------------
Weighted average number of
  shares outstanding                   21,659,933     19,348,954     14,327,869

Net loss                             $(20,888,034)   $(5,121,838)  $(16,656,128)

BASIC NET LOSS PER SHARE                    $(.96)         $(.26)        $(1.16)
                                     ============    ===========   ============
Weighted average number of
  shares outstanding                   21,659,933     19,348,954     14,327,869

Weighted average shares for
  dilutive securities                      -              -             -
                                     ------------    -----------   ------------
Average number of shares outstanding
  and potential dilutive shares        21,659,933     19,348,954     14,327,869

Net loss                             $(20,888,034)   $(5,121,838)  $(16,656,128)

DILUTED NET LOSS PER SHARE                  $(.96)         $(.26)        $(1.16)
                                     ============    ===========   ============

      Due to the Company's net losses, the 2002, 2001 and 2000 weighted average shares of potential dilutive securities of 532,151, 1,872,516 and 721,513, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 62,799, 0 and 332,817, respectively, were excluded from the 2002, 2001 and 2000 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Federal Taxes on Income
--------------------------------

      At June 30, 2002 and 2001, the Company has approximately $78,763,000 and $73,100,000, respectively, of net deferred tax assets, consisting primarily of $58,540,000 and $50,950,000, respectively, due to net operating loss carryforwards, and $487,000 and $487,000, respectively, due to tax credit carryforwards and at June 30, 2002, $19,736,000 in temporary differences, including $18,360,000 due to a basis difference in the Company's investments in the Texaco Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems joint ventures. However, a valuation reserve of $78,763,000 is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

      The Company's valuation reserve was increased by $6,528,000 in 2002, $1,531,000 in 2001 and $27,388,000 in 2000 for the impact of the 2002, 2001 and
2000 net operating losses, temporary differences and the expiration of tax carryforwards. The increases in 2002 and 2001 are mainly the result of ECD's net operating losses. The Company's utilization of United Solar's net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue code.

      At June 30, 2002, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                         Net Tax Operating      R&D Credit
                         Loss Carryforward      Carryforward
                         -----------------      ------------

          2003                $ 13,258,000       $    -
          2004                   4,245,000            -
          2005                   5,307,000            -
          2006                  14,651,000            -
          2007                  10,548,000          276,000
          2008                   9,302,000           41,000
          2009                  11,923,000           30,000
          2010                   9,313,000           15,000
          2011                   6,854,000           40,000
          2012                  26,121,000           14,000
          2013                  12,447,000           29,000
          2014                   7,219,000           42,000
          2015                      -                 -
          2016                      -                 -
          2017                      -                 -
          2018                   6,825,000            -
          2019                     993,000            -
          2020                  10,170,000            -
          2021                      -                 -
          2022                  23,002,000            -
                              ------------       -----------
                 Total        $172,178,000       $   487,000
                              ============       ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE J - Related Party Transactions
-----------------------------------

      For the three years ended June 30, 2002, 2001 and 2000, ECD incurred expenses of $72,038, $45,656 and $470,824, respectively, for services rendered by its directors.

      For related party transactions involving United Solar, Bekaert ECD Solar Systems, Ovonic Media, Ovonyx, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems, Texaco Ovonic Battery Systems, ITS Innovative Transportation Systems and Sovlux see Note D.

NOTE K - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar, and the parent company, ECD. Ovonic Battery is primarily involved in developing and commercializing battery technology. United Solar is primarily involved in developing, manufacturing, and commercializing photovoltaic technology. ECD is primarily involved in photovoltaics, microelectronics, fuel cells, hydrogen storage technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                (in thousands)

                                             Ovonic                   Consolidating
                                    ECD      Battery    United Solar      Entries    Consolidated
                                ----------  ----------  ------------  -------------  ------------
Revenues
   Year ended June 30, 2002      $ 61,636    $ 48,529    $  7,157        $(25,612)     $ 91,710
   Year ended June 30, 2001        48,218      34,374       7,674         (18,862)       71,404
   Year ended June 30, 2000        11,213      16,365       3,763*         (1,362)       29,979

Interest Income
   Year ended June 30, 2002      $  4,439    $   -       $    288        $   -         $  4,727
   Year ended June 30, 2001         5,816        -             48            -            5,864
   Year ended June 30, 2000         1,526        -             50*           -            1,576

Interest Expense**
   Year ended June 30, 2002      $     51    $    375    $    484        $   -         $    910
   Year ended June 30, 2001            12         220         569            -              801
   Year ended June 30, 2000            15         385         174*           -              574

Operating Income (Loss)
   Year ended June 30, 2002      $(17,560)   $ (6,460)   $ (4,539)       $  6,326      $(22,233)
   Year ended June 30, 2001          (285)     (7,627)     (2,742)            587       (10,067)
   Year ended June 30, 2000        (5,199)    (10,583)       (497)*           344       (15,935)


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE K - Business Segments (Continued)
--------------------------------------

                                             Ovonic                   Consolidating
                                    ECD      Battery    United Solar      Entries    Consolidated
                                ----------  ----------  ------------  -------------  ------------
Equity in Net Loss of Investees
  Under Equity Method
    Year ended June 30, 2002     $   (714)   $   -       $ (3,472)       $    528      $ (3,658)
    Year ended June 30, 2001          (49)       -         (2,434)            486        (1,997)
    Year ended June 30, 2000       (2,067)       -           (396)*          -           (2,463)

Depreciation Expense
    Year ended June 30, 2002     $  1,008    $  1,146    $  1,750        $ (1,631)     $  2,273
    Year ended June 30, 2001          825       1,442       1,720          (1,685)        2,302
    Year ended June 30, 2000          708       1,486         424*           (424)        2,194

Capital Expenditures
    Year ended June 30, 2002     $  7,340    $    172    $    155        $   -         $  7,667
    Year ended June 30, 2001        1,349         106         786            -            2,241
    Year ended June 30, 2000          265         335          98*           -              698

Investments in Equity
  Method Investees
    Year ended June 30, 2002     $  3,286    $   -       $ 17,756        $   -         $ 21,042
    Year ended June 30, 2001         -           -         23,450            -           23,450
    Year ended June 30, 2000         -           -         22,395            -           22,395

Identifiable Assets
    Year ended June 30, 2002     $171,018    $ 13,588    $ 25,819        $(18,306)     $192,119
    Year ended June 30, 2001      127,462      27,106      38,909         (27,372)      166,105
    Year ended June 30, 2000      121,225       8,930      41,763         (23,012)      148,906

---------------------------
  * For the period from April 11, 2000 to June 30, 2000.
 ** Excludes intercompany interest.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE L - Quarterly Financial Data (Unaudited)
---------------------------------------------
(In thousands)

                                  First      Second     Third      Fourth     Total
                                  Quarter    Quarter    Quarter    Quarter    Year
                                  -------    -------    -------    -------    -----
Year Ended June 30, 2002
   Revenues                       $22,459    $26,745    $24,490    $ 18,016   $ 91,710
   Operating income (loss)        $(3,897)   $(5,002)   $(5,737)   $ (7,597)  $(22,233)
   Net income (loss)              $(2,765)   $(4,317)   $(5,015)   $ (8,791)  $(20,888)
   Basic earnings per share       $  (.13)   $  (.20)   $  (.23)   $   (.40)  $   (.96)
   Diluted earnings per share     $  (.13)   $  (.20)   $  (.23)   $   (.40)  $   (.96)

Year Ended June 30, 2001
   Revenues                       $10,134    $15,088    $17,722    $ 28,460*  $ 71,404
   Operating income (loss)        $(3,093)   $(2,039)   $(4,980)   $     45   $(10,067)
   Net income (loss)              $(1,745)   $  (716)   $(4,272)   $  1,611   $ (5,122)
   Basic earnings per share       $  (.09)   $  (.04)   $  (.22)   $   .09    $  (.26)
   Diluted earnings per share     $  (.09)   $  (.04)   $  (.22)   $   .07    $  (.26)

Year Ended June 30, 2000
   Revenues                       $ 7,580    $ 6,770    $ 7,477    $  8,152   $ 29,979
   Operating loss                 $(3,434)   $(3,751)   $(3,068)   $ (5,682)  $(15,935)
   Net loss                       $(3,745)   $(4,290)   $(3,315)   $ (5,306)  $(16,656)
   Basic earnings per share       $  (.28)   $  (.32)   $  (.24)   $  (.32)   $ (1.16)
   Diluted earnings per share     $  (.28)   $  (.32)   $  (.24)   $  (.32)   $ (1.16)

---------------------------

  * Includes $3,900,000 related to work performed and expensed in the second and third quarters by Ovonic Battery for Texaco Ovonic Battery Systems that subsequently became billable upon the formation of Texaco Ovonic Battery Systems.

NOTE M - Commitments
--------------------

      On February 12, 2001, ECD signed an agreement with the landlord of the Bekaert ECD Solar Systems' new facility guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems due under the lease for this facility for the first five years of the term of this lease agreement. ECD's maximum exposure and liability under this guaranty is reduced by 50% of monthly rental installments paid, and was $2,287,000 as of June 30, 2002. Bekaert also has guaranteed this rent obligation to the same extent as ECD.

      In December 2001, Bekaert ECD Solar Systems and LaSalle National Leasing Corporation entered into a $40 million sale-and-leaseback transaction pursuant to which Bekaert ECD Solar Systems' 30MW machinery and equipment are being sold to LaSalle and leased back for a period of seven years. In connection with this transaction, ECD and Bekaert have severally guaranteed Bekaert ECD Solar Systems' lease payments for two years after the final draw down of the principal amount and ECD has pledged $25 million of its short-term investments to secure its portion of the guarantee. The Company, at its sole election, can replace the investments with $20 million of money market funds to meet the security

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE M - Commitments (Continued)
--------------------------------

requirement. After the first two-year period has expired, ECD and Bekaert will guarantee the remaining payments on a joint and several basis for the remaining term of the lease and ECD will no longer be required to pledge the $25 million in short-term investments.

      Bekaert ECD Solar Systems/United Solar will require an estimated additional $40,000,000 through the period ending September 30, 2003 in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge financing provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures.

NOTE N - Contingent Liabilities
-------------------------------

      The State of Michigan has assessed ECD a penalty of approximately $216,000 for late payment of Michigan Single Business Taxes. ECD is appealing this penalty and management believes that there will be no liability for this penalty.

Item 9: Changes in and Disagreements on Accounting and Financial Disclosure
------  -------------------------------------------------------------------

      Not applicable.

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

      The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:


                            Director of
                            the Company                         Principal Occupation and
       Name                    Since          Office               Business Experience
-----------------------     -----------    -------------     -------------------------------

Stanford R. Ovshinsky       1960           President,       Mr. Ovshinsky, 79, the founder, Chief
                                           Chief            Executive Officer and President of
                                           Executive        ECD, has been an executive officer and
                                           Officer and      director of ECD since its inception
                                           Director         in 1960.  Mr. Ovshinsky is the principal
                                                            inventor of ECD's technologies.  He
                                                            also serves as the chief executive
                                                            officer and a director of Ovonic
                                                            Battery; chief executive officer and
                                                            chairman of United Solar; president
                                                            and member of the Management Committees
                                                            of Texaco Ovonic Fuel Cell and Texaco
                                                            Ovonic Hydrogen Systems; a member of
                                                            the Management Committee of Texaco
                                                            Ovonic Battery Systems and Bekaert ECD
                                                            Solar Systems; chairman and director
                                                            of Ovonyx; a member of the Alliance
                                                            Board of Ovonic Media; and co-chairman
                                                            of the board of directors of Sovlux.
                                                            Mr. Ovshinsky is the husband of Dr.
                                                            Iris M. Ovshinsky.

Iris M. Ovshinsky           1960           Vice President   Dr. Ovshinsky, 75, co-founder and Vice
                                           and Director     President of ECD, has been an executive
                                                            officer and director of ECD since its
                                                            inception in 1960.  Dr. Ovshinsky also
                                                            serves as a director of Ovonic Battery.
                                                            Dr. Ovshinsky is the wife of Stanford
                                                            R. Ovshinsky.

Robert C. Stempel           1995           Chairman of      Mr. Stempel, 69, is Chairman of the Board
                                           the Board        and Executive Director of ECD.  Prior to
                                           and Executive    his election as a director in December
                                           Director         1995, Mr. Stempel served as senior
                                                            business and technical advisor to Mr.
                                                            Ovshinsky.  He is also the chairman of
                                                            Ovonic Battery; a director of United
                                                            Solar; vice chairman and director of
                                                            Ovonyx; a member of the Management
                                                            Committee of Texaco Ovonic Fuel Cell,
                                                            Texaco Ovonic Hydrogen Systems and
                                                            Bekaert ECD Solar Systems; chief
                                                            executive officer and a member of the
                                                            Management Committee of Texaco Ovonic
                                                            Battery Systems and a member of the
                                                            Alliance Board of Ovonic Media.  From
                                                            1990 until his retirement in 1992, he
                                                            was the chairman and chief executive
                                                            officer of General Motors Corporation;
                                                            prior to serving as chairman, he was
                                                            GM's president since 1987. He is a
                                                            director of Southwall Technologies, Inc.
                                       101


Nancy M. Bacon              1977           Senior Vice      Mrs. Bacon, 56, Senior Vice President,
                                           President and    joined ECD in 1976 as its Vice President
                                           Director         of Finance and Treasurer.  Mrs. Bacon
                                                            also serves as a director of United Solar
                                                            and Sovlux and is a member of the
                                                            Management Committee of Bekaert ECD
                                                            Solar Systems.

Umberto Colombo             1995           Director         Professor Colombo, 74, is Chairman of
                                                            the Scientific Councils of the ENI Enrico
                                                            Mattei Foundation and of the Instituto
                                                            Per l'Ambiente in Italy.  He was chairman
                                                            of the Italian National Agency for New
                                                            Technology, Energy and the Environment
                                                            until 1993 and then served as Minister
                                                            of Universities and Scientific and
                                                            Technological Research in the Italian
                                                            Government until 1994.  Professor Colombo
                                                            is a member of the board of directors of
                                                            several Italian-based public companies.
                                                            He is also active as a consultant in
                                                            international science and technology
                                                            policy institutions related to economic
                                                            growth.

Subhash K. Dhar             1999           Director         Mr. Dhar, 51, President and Chief
                                                            Operating Officer of Ovonic Battery,
                                                            joined ECD in 1981 and has held various
                                                            positions with Ovonic Battery since its
                                                            inception in October 1982.  He also
                                                            serves as a director of Ovonic Battery.

Hellmut Fritzsche           1969           Vice President   Dr. Fritzsche, 75, was a professor of
                                           and Director     Physics at the University of Chicago
                                                            from 1957 until his retirement in 1996.
                                                            He was chairman of the Department of
                                                            Physics at the University of Chicago
                                                            until 1986.  Dr. Fritzsche has been a
                                                            vice president of ECD since 1965,
                                                            acting on a part-time basis, chiefly
                                                            in ECD's research and product development
                                                            activities.  He serves on the board of
                                                            directors of United Solar.

Walter J. McCarthy, Jr.     1995           Director         Mr. McCarthy, 77, until his retirement
                                                            in 1990, was the chairman and chief
                                                            executive officer of Detroit Edison
                                                            Company.  Prior to his election to the
                                                            ECD Board, he served as a consultant
                                                            to ECD.  Mr. McCarthy also served as a
                                                            director and a member of the Audit Committee
                                                            of Comerica Bank, Federal-Mogul Corporation
                                                            and Perry Drug Company.  He is a member
                                                            of the National Academy of Engineering.
                                                            Mr. McCarthy serves as chairman of the
                                                            Compensation Committee and is on the
                                                            Audit Committee of the ECD board.



Florence I. Metz            1995           Director         Dr. Metz, 73, until her retirement
                                                            in 1996, held various executive
                                                            positions with Inland Steel: General
                                                            Manager, New Ventures, Inland Steel
                                                            Company (1989-1991); General Manager,
                                                            New Ventures, Inland Steel Industries
                                                            (1991-1992) and Advanced Graphite
                                                            Technologies (1992-1993); Program
                                                            Manager for Business and Strategic
                                                            Planning at Inland Steel (1993-1996).
                                                            Dr. Metz also serves on the Board of
                                                            Directors of Ovonic Battery and is
                                                            on the Compensation and Audit
                                                            Committees of the ECD board.

James R. Metzger            2000           Director         Mr. Metzger, 55, is Executive Vice
                                                            President of Administration at
                                                            Mercy College in Dobbs Ferry, New
                                                            York.  Prior to his retirement from
                                                            ChevronTexaco on March 1, 2002
                                                            following the merger of Chevron and
                                                            Texaco on October 9, 2001, he was
                                                            Vice President and Chief Technology
                                                            Officer at Texaco Inc. and has held
                                                            various positions since joining
                                                            Texaco in 1969.  Mr. Metzger's
                                                            responsibilities at Texaco included
                                                            all aspects of technology, Corporate
                                                            Planning and Economics, Safety, Health
                                                            and Environment, Corporate  Services
                                                            and Purchasing.  He was a  member of
                                                            the Diversity Council, chaired the
                                                            Corporate Technology Council and
                                                            served on Texaco's Executive Council,
                                                            the company's senior management
                                                            committee.  Mr. Metzger serves on the
                                                            Audit Committee of the ECD board.  On
                                                            November 1, 2002, he will join ECD
                                                            as an employee and vice chairman of
                                                            the board.

Donald L. Paul              2001           Director         Mr. Paul, 55, is vice president and
                                                            chief technology officer of
                                                            ChevronTexaco.  Previously, he
                                                            served as vice president of technology
                                                            and environmental affairs for Chevron
                                                            Corp., a position he assumed in 1996,
                                                            in which role he was also the corporate
                                                            officer for Chevron's worldwide health,
                                                            safety and environmental compliance
                                                            function.  Mr. Paul joined Chevron in
                                                            1975 as a research geophysicist with
                                                            Chevron Oil Field Research Co. and has
                                                            held a variety of management positions
                                                            in both business and technology,
                                                            including president of Chevron Petroleum
                                                            Technology Co. and president of Chevron
                                                            Canada.  Mr. Paul holds a doctorate in
                                                            geophysics from MIT.

Stanley K. Stynes           1977           Director         Dr. Stynes, 70, was Dean, College of
                                                            Engineering at Wayne State University
                                                            from 1970 to August 1985, and a
                                                            professor of engineering at Wayne
                                                            State University from 1985 until his
                                                            retirement in 1992.  He has been
                                                            involved in various administrative,
                                                            teaching, research and related
                                                            activities.  Dr. Stynes serves as
                                                            chairman of the Audit Committee of
                                                            the ECD board.



Greg M. Vesey               2001           Director         Mr. Vesey, 43, is president of
                                                            ChevronTexaco Technology Ventures.
                                                            In this position, he is responsible
                                                            for the commercialization of both
                                                            internal and external technology in
                                                            which ChevronTexaco finds current or
                                                            strategic application.  Previously,
                                                            he was vice president, ebusiness and
                                                            general manager, Business Service
                                                            Center for Texaco Inc., a position
                                                            he assumed in November 1999.  He has
                                                            held many positions since joining
                                                            Texaco in 1984, including assistant
                                                            to the Chairman of the Board (1999).
                                                            Mr. Vesey is a member of the Management
                                                            Committee of Texaco Ovonic Fuel Cell,
                                                            Texaco Ovonic Hydrogen Systems and
                                                            Texaco Ovonic Battery Systems.

William M. Wicker           2000           Director         Mr. Wicker, 53, is a Managing Director
                                                            at Goldman Sachs & Co.  Prior to joining
                                                            Goldman Sachs in December 2001, Mr.
                                                            Wicker was Senior Vice President at
                                                            Texaco Inc.  Prior to joining Texaco in
                                                            1997, Mr. Wicker was a Managing Director
                                                            at Credit Suisse First Boston, which he
                                                            joined in 1989.  Mr. Wicker's
                                                            responsibilities at Texaco included
                                                            Texaco Power and Gasification, Texaco
                                                            Natural Gas, Texaco Pipeline International
                                                            and Texaco Energy Systems.  He served on
                                                            Texaco's Executive Council, the company's
                                                            senior management committee.


                            COMPENSATION OF DIRECTORS

      Officers of ECD who serve on ECD's Board do not receive compensation for their services as a director. The other directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year and are paid $1,000 for attendance at each Board meeting and each Compensation Committee meeting (in person or via telephone conference call). Effective February 2002, directors serving on the Audit Committee are paid $2,000 for attendance (in person or via telephone conference call) at each meeting ($1,000 prior to February 2002). Directors who are not employed by the Company are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel. During the year ended June 30, 2002, Messrs. Metzger and Wicker each received options to purchase 10,000 shares of ECD Common Stock at $19.31 per share, the fair market value of the stock on the day of the grant. Messrs. Paul and Vesey have waived any entitlement to compensation for serving as directors of ECD.

      The executive officers of ECD are as follows:

                                                              Served as an
                                                              Executive Officer
         Name            Age              Office              or Director Since
----------------------   ---   ----------------------------   ------------------
Stanford R. Ovshinsky     79     President, Chief Executive
                                 Officer and Director               1960(1)

Iris M. Ovshinsky         75     Vice President and Director        1960(1)


Robert C. Stempel         69     Executive Director and
                                 Chairman of the Board              1995

Nancy M. Bacon            56     Senior Vice President and
                                 Director                           1976

Hellmut Fritzsche         75     Vice President and Director        1969

Subhash K. Dhar           51     President and Chief Operating
                                 Officer of Ovonic Battery
                                 and Director                       1986

Stephan W. Zumsteg        56     Vice President and Chief
                                 Financial Officer                  1997
-------

(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


      See pages 101 and 102 for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, Nancy M. Bacon, Hellmut Fritzsche and Subhash K. Dhar.

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

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during fiscal year ended June 30, 2002, all filing requirements were met on a timely basis.

Item 11:   Executive Compensation
--------   ----------------------

      The following table sets forth the compensation paid to ECD's Chief Executive Officer and the next four most highly compensated executive officers for the fiscal years ended June 30, 2002, 2001 and 2000.


                           SUMMARY COMPENSATION TABLE

                                         Annual                              Long Term
                                      Compensation                          Compensation
                                      ------------                          ------------
                                                                                                All
                                                                 Restricted    Options         Other
  Name and Principal      Fiscal                                   Stock       (Number        Compen-
       Position           Year(1)      Salary(2)       Bonus       Award      of Shares)     sation(3)
----------------------   ---------   -------------   ---------   ----------   ----------   -------------

 Stanford R. Ovshinsky,   2002        $349,713       $24,076                  44,530(4)      $12,362
 President and Chief      2001        $334,408                               118,239(5)      $10,361
 Executive Officer        2000        $303,908                               106,611(4)      $12,657

 Iris M. Ovshinsky,       2002        $299,730                                29,687(4)      $12,362
 Vice President           2001        $284,636                                82,160(5)      $10,361
                          2000        $265,918                                71,074(4)      $12,657

 Robert C. Stempel,       2002        $294,247                                25,000         $ 4,191
 Chairman and             2001        $270,004                               100,000         $ 4,191
 Executive Director(6)    2000        $270,004                                  -            $ 5,035

 Nancy M. Bacon,          2002        $275,017                                12,000         $ 8,942
 Senior Vice President    2001        $264,243                                60,000         $ 6,041
                          2000        $255,008                                  -            $ 6,538

 Subhash K. Dhar,         2002        $274,241                                10,000         $ 8,111
 President and Chief      2001        $247,703                                50,000         $ 5,528
 Operating Officer,       2000        $224,421                                  -            $ 5,829
 Ovonic Batery

-------

(1) ECD's fiscal year is July 1 to June 30. ECD's 2002 fiscal year ended June 30, 2002.

(2) Amounts shown include compensation deferred under ECD's 401(k) Plan.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of Mr. Ovshinsky, Dr. Ovshinsky, Mrs. Bacon and Mr. Dhar in the amount of $6,800 under ECD's 401(k) Plan with respect to calendar year ended December 31, 2001 and $4,800 with respect to each of the calendar years ended December 31, 2000 and 1999; (ii) the dollar value of any life insurance premiums paid by ECD in the fiscal year ended June 30, 2002 and calendar years ended December 31, 2000 and 1999 with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $5,562, $5,561 and $7,857; Dr. Ovshinsky $5,562, $5,561 and $7,857; Mr. Stempel $4,191, $4,191 and $5,035; Mrs. Bacon $2,142,
    $1,241 and $1,738; Mr. Dhar $1,311, $728 and $1,029. Under the 401 (k) Plan,
    which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants.

    Effective October 2000, the Board of Directors approved employer matching contribution in the amount of 100% of the first 2% and 50% of the next 4% of each such participant's contributions. These matching contributions were limited to 4% of a participant's salary, up to $170,000, for calendar year 2001 and 3% of salary, up to $160,000, for calendar years 2000 and 1999. Mr. Stempel does not participate in the Company's 401(k) plan.

(4) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercising of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note G of the Notes to Consolidated Financial Statements - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

(5) In fiscal year 2001, of the stock options issued to Mr. and Dr. Ovshinsky in the amount of 118,239 shares and 82,160 shares, respectively, 18,239 shares (Mr. Ovshinsky) and 12,160 shares (Dr. Ovshinsky) were issued pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. The balance of the stock options issued to Mr. and Dr. Ovshinsky (100,000 shares and 70,000 shares, respectively) were granted under the 2000 Non-Qualified Stock Option Plan.

(6) See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a description of Class B Common Stock awarded to Mr. Stempel under a Restricted Stock Agreement dated January 15, 1999. All shares of Restricted Stock will be deemed to vest if Mr. Stempel is serving as a director and officer of ECD on September 30, 2005 or upon the occurrence of a change in control of ECD.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2002.

                                         Individual Grants
                         ---------------------------------------------------------
                          Number of       Percent of                                  Potential Realizable Value at
                          Securities        Total                                        Assumed Annual Rates of
                          Underlying       Options         Exercise                   Stock Price Appreciation for
                           Options         Granted         of Base                             Option Term(1)
                           Granted       to Employees       Price       Expiration
       Name                 (#)         in Fiscal Year      ($/Sh)         Date            5%             10%
-----------------------   ----------    ---------------    ---------    ----------    ------------   -------------
Stanford R. Ovshinsky     44,530(2)         22.93%         $20.38(3)        (4)         $570,717     $1,446,310

Iris M. Ovshinsky         29,687(2)         15.29%         $20.38(3)        (4)         $380,482       $964,217

Robert C. Stempel         25,000            12.87%         $23.36         7/31/11       $367,274       $930,745

Nancy M. Bacon            12,000             6.18%         $23.36         7/31/11       $176,291       $446,757

Subhash K. Dhar           10,000             5.15%         $23.36         7/31/11       $146,909       $372,298

-------

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

(2) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock.

(3) The exercise price is the weighted average exercise price of the stock options granted in fiscal year 2002.

(4) November 18, 2003 or 12 months after termination of employment, whichever is later.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

      None of the named executives exercised any stock options during the fiscal year ended June 30, 2002. The following table sets forth the number and value of unexercised options held by the named executive officers at fiscal year end.


                             Shares                    Number of Securities
                            Acquired                  Underlying Unexercised         Value of Unexercised
                               on         Value          Options at Fiscal           in-the-Money Options
                            Exercise     Realized            Year End                  at Fiscal Year End
          Name                (#)          ($)       Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------------  ---------    --------    -------------------------    ---------------------------
Stanford R. Ovshinsky(1)       -             -             636,456/60,000                $850,163/$0

Iris M. Ovshinsky(2)           -             -             433,138/42,000                $540,222/$0

Robert C. Stempel(3)           -             -             629,000/75,000                $1,245,260/$0

Nancy M. Bacon(4)              -             -             179,000/43,200                $477,638/$0

Subhash K. Dhar(5)             -             -              68,040/36,000                $0/$0


----------

(1) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $14.35 and $22.63 per share, respectively.

(2) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $14.44 and $22.63 per share, respectively.

(3) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $13.71 and $22.77 per share, respectively.

(4) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $14.78 and $22.75 per share, respectively.

(5) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $18.87 and $22.75 per share, respectively.

                              EMPLOYMENT AGREEMENTS

      On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Board of Directors of ECD and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases and an annual bonus equal to 1% of pre-tax income of ECD (excluding Ovonic Battery) and 1% of the operating income of Ovonic Battery. Mr. Ovshinsky's annual salary increases for fiscal year 2000 was determined based upon increases in the cost of living as determined by the Compensation Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit-metropolitan area published by the Bureau of Labor Statistics. In recognition and acknowledgement of Mr. Ovshinsky's invaluable contributions, the Compensation Committee determined that Mr. Ovshinsky's salary increase in fiscal years 2002 and 2001 should be above the nominal cost-of-living increase.

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

      Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,129 per share to purchase 186 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6 percent of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options vested on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, and are now fully vested.

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

      The initial term of Dr. Ovshinsky's employment period was until September 2, 1999 and is automatically renewed for successive one-year periods unless terminated by Dr. Ovshinsky or ECD upon 120 days' notice in advance of the renewal date. Dr. Ovshinsky's employment agreement provides for an annual salary of not less than $250,000, annual increases to reflect increases in the cost of living and discretionary annual increases.

      On January 15, 1999, ECD entered into an Executive Employment Agreement with Mr. Stempel and a Restricted Stock Agreement awarding Mr. Stempel 430,000 shares of Class B Common Stock. See Class B Common Stock under Item 12:
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters on page 117. The Executive Employment Agreement provides that Mr. Stempel will serve as the Executive Director of ECD for a term ending September 30, 2005. During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined from time to time. The Executive Employment Agreement also provides for discretionary bonuses based on Mr. Stempel's individual performance and the financial performance of ECD. The Executive Employment Agreement also requires ECD to provide Mr. Stempel with non-wage benefits of the type provided generally by ECD to its senior executive officers.

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

                          COMPENSATION COMMITTEE REPORT

Compensation Committee

      The Compensation Committee is composed of Mr. McCarthy (Chairman) and Dr. Metz, both independent outside directors. Neither of the Compensation Committee members is or was during the last fiscal year an officer or employee of ECD or any of its subsidiaries, or had any business relationship with ECD or any of its subsidiaries.

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

      During ECD's last fiscal year, the Compensation Committee determined that ECD had again achieved several important scientific and business milestones. The Compensation Committee also concluded that the achievement of these milestones had not yet been fully reflected in ECD's financial results. However, the Compensation Committee determined that it was advisable to raise executive base salaries, and separately to grant stock options to certain executives. There were no bonuses awarded to ECD executives for the fiscal year ended June 30, 2002.

Chief Executive Officer Compensation

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by ECD and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 2002 was determined in accordance with his Employment Agreements with ECD and Ovonic Battery and included a discretionary increase above the nominal cost-of-living increase. Based on Mr. Ovshinsky's employment agreement with ECD, he was entitled to a bonus, paid in fiscal year 2002, based on ECD's financial performance in fiscal year 2001.

                                    COMPENSATION COMMITTEE
                                    Walter J. McCarthy, Jr.
                                    Florence I. Metz

                                PERFORMANCE GRAPH

      Two line graphs are presented below.

      The first graph compares the cumulative total stockholder return on ECD's Common Stock over a five-year period ending June 30, 2001 with the return on the NASDAQ Stock Market - U.S. Index, the JP Morgan H&Q Technology Index and the Russell 2000 Index.

      The JP Morgan H&Q Technology Index ceased publication in April 2002 and therefore could not be used for measurement purposes for the entire period ending June 30, 2002. In order to provide stockholders with a basis against which to evaluate ECD's results consistent with the indices contained in the 2001 10-K, this first graph presents a comparison of ECD's stockholder return with the Russell 2000 Index, the Index chosen by ECD in substitution for the JP Morgan H&Q Technology Index for the period ended June 30, 2001.

      The second graph compares the cumulative total stockholder return on ECD's Common Stock over a five-year period ending June 30, 2002 with the return on the NASDAQ Stock Market - U.S. Index and the Russell 2000 Index.



                                                                               Cumulative Total Return
                                                      ---------------------------------------------------------------------------
                                                          6/96        6/97         6/98        6/99        6/00         6/01
ENERGY CONVERSION DEVICES, INC.                          100.00       56.04        42.58       43.68      111.54       123.08
NASDAQ STOCK MARKET (U.S.)                               100.00      121.60       160.06      230.22      340.37       184.51
JP MORGAN H & Q TECHNOLOGY                               100.00      130.60       165.43      267.75      469.74       233.62
RUSSELL 2000                                             100.00      116.33       135.53      137.56      157.27       158.30



      The total return with respect to NASDAQ Stock Market - U.S. Index, JP Morgan H&Q Technology Index and the Russell 2000 Index assumes that $100 was invested on June 30, 1996, including reinvestment of dividends.

                                                                               Cumulative Total Return
                                                      ---------------------------------------------------------------------------
                                                         6/97        6/98         6/99        6/00        6/01         6/02
ENERGY CONVERSION DEVICES, INC.                          100.00       75.98        77.94      199.02      219.61       123.06
NASDAQ STOCK MARKET (U.S.)                               100.00      131.62       189.31      279.93      151.75       103.40
RUSSELL 2000                                             100.00      116.51       118.26      135.19      136.08       124.28


      The total return with respect to NASDAQ Stock Market - U.S. Index and the Russell 2000 Index assumes that $100 was invested on June 30, 1997, including reinvestment of dividends.

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

                             AUDIT COMMITTEE REPORT

      The Audit Committee is comprised of four outside directors, all of whom presently are independent under the rules of the Nasdaq Stock Market, Inc. Mr. Metzger, a member of the Audit Committee, will not be deemed to be independent under Nasdaq rules effective November 1, 2002, at which time he will become an employee and vice chairman of the Company.

      In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company. During fiscal year 2002, the Audit Committee met five times with management and the independent auditors, Deloitte & Touche LLP (Deloitte) and discussed the interim financial information contained in each quarterly earnings report prior to public release.

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

      The Audit Committee reviewed with management and Deloitte the audited financial statements of the Company as of and for the fiscal year ended June 30, 2002. Management has the responsibility for the preparation of the Company's financial statements and Deloitte has the responsibility for the examination of those statements.

      Based on the above-mentioned reviews and discussions with management and Deloitte, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, for filing with the Securities and Exchange Commission.

                                   AUDIT FEES

      The aggregate fees billed or expected to be billed to the Company for the fiscal year ended June 30, 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, are as follows:

Audit Fees............................................................  $374,000
Financial Information Systems Design and Implementation Fees..........      -0-
All Other Fees........................................................   135,000
                                                                        --------
        Total...........................................................$509,000
                                                                        ========

      The Audit Committee, based on its reviews and discussions with management and Deloitte noted above, determined that the provision of All Other Fees by Deloitte was compatible with maintaining Deloitte's independence.

                                    AUDIT COMMITTEE
                                    Stanley K. Stynes, Chairman
                                    Walter J. McCarthy Jr.
                                    Florence I. Metz
                                    James R. Metzger

                             AUDIT COMMITTEE CHARTER

      Purpose. The Audit Committee ("Committee") is established as an independent committee of the Board of Directors ("Board"). Its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to shareholders and others, the systems of internal controls which management has established and the audit process. The Committee's primary duties and responsibilities are to:

   o Serve as an independent party to monitor the Company's financial reporting process and internal control system.

   o Review and appraise the audit efforts of the Company's independent accountants.

   o Provide an open means of communication between the independent accountants, financial and senior management, and the Board.

   o Oversee that management has established and maintained processes to assure compliance by the Company with all applicable laws, regulations and Company policy.

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

Board of Directors
------------------

   o Submit the minutes of all meetings of the Committee to the Board and discuss Committee actions and recommendations as deemed appropriate.

   o Review and update this Charter periodically, at least annually, to allow the Committee to operate effectively and respond to the Company's changing needs.

   o Perform any other activities consistent with this Charter, the Company's By-laws and governing law, as the Committee or the Board deems necessary or appropriate.

Financial Reporting Process
---------------------------

   o In consultation with the independent accountants, review the integrity of the Company's financial reporting process, both internal and external, including the review of audit findings and any significant suggestions for improvements provided to management by the independent accountants.

   o Review with financial management and the independent accountants the 10Q prior to its filing or prior to the release of operating results.

   o Following completion of the annual audit, review separately with each of management and the independent accountants:

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

   o Inquire of the existence and substance of any significant accounting accruals, reserves, or other estimates made by management having a material impact on the financial statements.

   o Review significant accounting and reporting issues, including recent professional and regulatory pronouncements, and understand their impact on the financial statements.

   o Inquire of management and the independent accountants about significant risks or exposures and assess the steps management has taken to minimize such risks to the Company.

Process Improvement
-------------------

   o Consider and review with the independent accountants and financial and accounting personnel:

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

Independent Accountants
-----------------------

   o Instruct the independent accountants that the Board, as the shareholders' representative, is their client and provide an opportunity for the independent accountants to be available to the Board as appropriate.

   o Review the performance quality of the independent accountants and make recommendations to the Board regarding the appointment or the termination of the independent accountants selected to audit the financial statements of the Company and its subsidiaries.

   o Consider with management and the independent accountants the rationale for employing audit firms other than the principal independent accountants.

   o Review requests for any significant management consulting engagement to be performed by the independent accountants and be advised of other studies undertaken at the request of management that are beyond the scope of the audit engagement letter and the related costs.

   o Consider and review with the independent accountants and the financial management of the Company:

      (a) The scope of the proposed audit for the current year, the audit procedures to be utilized and the cost of the audit.

      (b) The coordination of audit effort to assure completeness of coverage, reduction of redundant efforts and the effective use of audit resources.

      (c) The results of the audit, including any comments or recommendations of the independent accountants.

   o Review and monitor the maintenance of the independent accountants' independence through discussion with and written disclosure from the independent accountants of:

      (a) All relationships between the independent accountants and the Company that may reasonably be thought to bear on independence.

      (b) The independent accountants' professional judgment that they are independent of the Company within the meaning of the Securities Act.

Legal Compliance
----------------

   o Review with the General Counsel any legal matters that could have a significant impact on the Company's financial statements.

   o Ensure that management has the proper review system in place to ensure that the Company's financial statements, reports and other financial information disseminated to government organizations and the public, satisfy legal requirements.

   o  Issue a report for the proxy statement indicating that the Committee:

      (a) Reviewed and discussed the Company's audited financial statements with management and the independent auditors.

      (b) Discussed the matters outlined in SAS No. 61, Communication with Audit Committees, with the independent auditors.

      (c) Discussed independence issues with the auditors and received the communications required by Independence Standards Board Standard
            No. 1, Independence Discussions with Audit Committees. This standard directs auditors to (1) disclose in an annual letter to the Committee all relationships between the auditing firm and the Company that "in the auditor's professional judgment may reasonably be thought to bear on independence," and (2) include a confirmation of the auditors' independence in the letter.

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

      (e) Names of the Committee members will be printed in the proxy statement beneath the Committee's report (no signatures required).

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------   --------------------------------------------------------------

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding grants under all equity compensation plans of ECD as of June 30, 2002.


                         Number of secu-                                Number of securities
                         rities to be issued                            remaining available for
                         upon exercise of       Weighted-average        future issuance under
                         outstanding            exercise price of       equity compensation plans
                         options, warrants      outstanding options,    (excluding securities
 Plan category           and rights             warrants and rights     reflected in 1st column)
 --------------          -------------------    --------------------    ------------------------
Equity compensation
plans approved by
security holders(1)        2,531,753                  $18.67                    1,784,605

Equity compensation
plans not approved by
security holders             959,749(2)(3)            $13.55                     (2)(3)

Total                      3,491,502                  $17.26                    1,784,605
-------

(1) These plans consist of: (i) the 1976 Amended and Restated Stock Option Plan,
    (ii) the 1987 Stock Option and Incentive Plan, (iii) the 1995 Non-Qualified Stock Option Plan and (iv) the 2000 Non-Qualified Stock Option Plan.

(2) Of the 959,749 shares issuable upon exercise, options to acquire 659,749 shares were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercising of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest in ECD as of November 1993 is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of ECD's fiscal quarters and coincident with significant issuances of ECD Common Stock.

(3) Of the 959,749 shares issuable upon exercise, options to acquire 300,000 shares were issued to Mr. Robert Stempel pursuant to a Stock Option Agreement dated January 15, 1999. There are no securities available for future issuance under this Stock Option Agreement.

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

      As of September 20, 2002, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (Sanoh Shares) owned by Sanoh Industrial Co., Ltd. (Sanoh) under the terms of an agreement dated as of November 3, 1992 between ECD and Sanoh which, together with the Class A Common Stock and 19,884 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 20.69% of the combined voting power of ECD's outstanding stock.

      The following table sets forth, as of September 20, 2002, information concerning the beneficial ownership of Class A Common Stock by each director and all executive officers and directors of ECD as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.

                              Class A
Name of                     Common Stock                 Total Number of
Beneficial Owner      Beneficially Owned(1)(2)      Shares Beneficially Owned     Percentage of Class
----------------      ------------------------      -------------------------     -------------------
Stanford R. Ovshinsky         153,420                        153,420                    69.8%

Iris M. Ovshinsky              65,601                         65,601                    29.8%

All other executive
officers and directors           -                              -                         -
as a group (13 persons)       -------                        -------                    -----

Total                         219,021                        219,021                    99.6%
                              =======                        =======                    =====

-------

(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

(2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated in the above table, but are included in the shares of Common Stock beneficially owned by Mr. and Dr. Ovshinsky (see table of beneficial ownership of Common Stock on page 124).

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

      The Class B Common Stock will be convertible into Common Stock on a share-for-share basis at any time at the option of the holder. In addition, the Class B Common Stock will be deemed to be converted into Common Stock on September 30, 2005. Under applicable Delaware law, the September 30, 2005 mandatory conversion date may be extended in the future from time to time with the approval of ECD stockholders voting together as a single class.

                                  COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 20, 2002, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.

                                    Amount and Nature of          Percentage
 Name of Beneficial Owner          Beneficial Ownership(1)       of Class(2)
 ------------------------          -----------------------       -----------

 Robert C. Stempel                         1,120,404 (3)            5.02%

 Stanford R. Ovshinsky                       928,616 (4)            4.21%

 Iris M. Ovshinsky                           506,383 (5)            2.33%

 Nancy M. Bacon                              204,015 (6)             *

 Subhash K. Dhar                              69,540 (7)             *

 Hellmut Fritzsche                            21,250 (8)             *

 Stephan W. Zumsteg                           17,600 (9)             *

 Walter J. McCarthy, Jr.                      15,699 (10)            *

 Stanley K. Stynes                            14,580 (11)            *

 Florence I. Metz                             12,396 (12)            *

 Umberto Colombo                              10,663 (13)            *

 James R. Metzger                              6,500 (14)            *

 William M. Wicker                             4,000 (15)            *

 Donald L. Paul                               -

 Greg M. Vesey                                -

 All executive officers and directors
 as a group (15 persons)                   2,931,646               12.27%
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

    (3) Includes 430,000 shares of Class B Common Stock and 629,000 shares represented by options exercisable within 60 days.

    (4) Includes 636,456 shares (adjusted as of June 30, 2002) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

    (5) Includes 433,138 shares (adjusted as of June 30, 2002) represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

    (6) Includes 179,000 shares represented by options exercisable within 60 days.

    (7) Includes 68,040 shares represented by options exercisable within 60 days.

    (8) Includes 11,388 shares represented by options exercisable within 60 days.

    (9) Includes 15,600 shares represented by options exercisable within 60 days.

    (10) Includes 2,000 shares represented by options exercisable within 60 days.

    (11) Includes 2,000 shares represented by options exercisable within 60 days.

    (12) Includes 5,000 shares represented by options exercisable within 60 days.

    (13) Includes 7,000 shares represented by options exercisable within 60 days.

    (14) Includes 4,000 shares represented by options exercisable within 60 days.

    (15)   Shares represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of September 20, 2002, to the knowledge of ECD, the beneficial holders of more than 5% of ECD's Common Stock (see footnotes for calculation used to determine "percentage of class" category):

         Name and Address of            Amount and Nature of    Percentage
         Beneficial Holder              Beneficial Ownership    of Class(1)
 -----------------------------------    --------------------    -----------

  TRMI Holdings Inc. (ChevronTexaco)        4,376,633(2)          19.99%
  6001 Bollinger Canyon Road
  San Ramon, CA 94583

  Stanford R. and Iris M. Ovshinsky         1,434,999(3)           6.54%(4)
  2956 Waterview Drive
  Rochester Hills, Michigan 48309

  Robert C. Stempel                         1,120,404(5)           5.02%
  2956 Waterview Drive
  Rochester Hills, Michigan 48309

-------------

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

 (2) Pursuant to the Stock Purchase Agreement dated as of May 1, 2000, ChevronTexaco has agreed that (i) so long as it beneficially owns an aggregate of 5% of ECD's Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, ChevronTexaco will vote its ECD Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock). TRMI Holdings' percentage of class is computed based on 21,248,973 shares of Common Stock outstanding, 219,913 shares of Class A Common Stock outstanding and 430,000 shares of Class B Common Stock outstanding.

 (3) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30,
       2005), 19,884 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights and 1,069,594 (adjusted as of June 30, 2002) shares represented by options exercisable within 60 days.

 (4) Represents the sum of Mr. and Dr. Ovshinsky's respective ownership interests calculated separately.

 (5) Includes 430,000 shares of Class B Common Stock owned by Mr. Stempel (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September, 30, 2005) 61,404 shares of Common Stock and 629,000 shares represented by options exercisable within 60 days.

Item 13:   Certain Relationships and Related Transactions
--------   ----------------------------------------------

      ChevronTexaco. Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock). On October 9, 2001, the shareholders of Texaco and Chevron Corp. voted on the merger of Texaco and Chevron. The combined companies have been renamed ChevronTexaco Corporation and TRMI Holdings is a wholly owned subsidiary of ChevronTexaco.

      So long as ChevronTexaco owns more than 5% of ECD Stock and in the event ECD issues additional ECD Stock other than to ChevronTexaco, ChevronTexaco has the right to purchase additional ECD Stock in order for ChevronTexaco to maintain its same proportionate interest in ECD Stock as ChevronTexaco held prior to the issuance of the additional ECD Stock. If ChevronTexaco elects to purchase ECD Common Stock, the purchase price will be the average of the closing price on NASDAQ of the ECD Common Stock as reported in The Wall Street Journal for the five trading days prior to the closing date of the sale multiplied by the number of shares of the ECD Common Stock which ChevronTexaco is entitled to purchase. If ChevronTexaco does not exercise its right to purchase additional ECD Stock within 15 days after delivery of a Rights Notice from ECD, ChevronTexaco's right to purchase such additional ECD Stock which are the subject of the Rights Notice will terminate.

      Donald L. Paul, a director of ECD, is Vice President and Chief Technology Officer of ChevronTexaco and Greg M. Vesey, an ECD director, is President of ChevronTexaco Technology Ventures.

      Texaco Ovonic Fuel Cell. Stanford R. Ovshinsky, a director of ECD, is president of Texaco Ovonic Fuel Cell as well as a member of its Management Committee. Robert C. Stempel and Greg M. Vesey, directors of ECD, are members of the Management Committee of Texaco Ovonic Fuel Cell. ECD owns 50% of Texaco Ovonic Fuel Cell.

      For the years ended June 30, 2002 and 2001, ECD recorded revenues of $8,887,000 and $8,831,000, respectively, from Texaco Ovonic Fuel Cell for product development services and facilities.

      Texaco Ovonic Hydrogen Systems. Stanford R. Ovshinsky, a director of ECD, is president of Texaco Ovonic Hydrogen Systems as well as a member of its Management Committee. Robert C. Stempel and Greg M. Vesey, directors of ECD, are members of the Management Committee of Texaco Ovonic Hydrogen Systems. ECD owns 50% of Texaco Hydrogen.

      For the years ended June 30, 2002 and 2001, ECD recorded revenues of $18,581,000 and $11,818,000, respectively, from Texaco Ovonic Hydrogen Systems for product development services and facilities.

      Texaco Ovonic Battery Systems. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD and Ovonic Battery, are members of the Management
Committee of Texaco Ovonic Battery Systems.   Mr. Stempel is the chief executive
officer of Texaco

Ovonic Battery. Greg M. Vesey, a director of ECD, is a member of the Management Committee of Texaco Ovonic Batetry Systems. Ovonic Battery owns 50% of Texaco Ovonic Battery Systems.

      For the year ended June 30, 2002, Ovonic Battery recorded revenues of $16,315,000 from Texaco Ovonic Battery Systems for product development services.

      Ovonyx. Stanford R. Ovshinsky, a director of ECD, is chairman and a director of Ovonyx. Robert C. Stempel, a director of ECD, is vice chairman and a director of Ovonyx. ECD currently owns 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $215,000 and $382,000 for the years ended June 30, 2002 and 2001, respectively, representing services performed for its operations which commenced on January 15, 1999. ECD has received payment of $3,263,000 for these services as of June 30, 2002, and the remaining balance is included in accounts receivable.

      Ovonic Media. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Alliance Board of Ovonic Media. ECD has a 49% interest in this joint venture.

      For the years ended June 30, 2002, 2001 and 2000, the Company had revenues of $1,923,000, $2,298,000 and $634,000, respectively, from Ovonic Media for providing product development services.

      United Solar. Stanford R. Ovshinsky, Robert C. Stempel, Nancy M. Bacon and Hellmut Fritzsche, directors of ECD, are directors of United Solar. The financial statements of United Solar are included in the consolidated financial statements of ECD for the period from April 11, 2000 through June 30, 2002.

      Bekaert ECD Solar Systems. Stanford R. Ovshinsky, Robert C. Stempel and Nancy M. Bacon, directors of ECD, are members of the Management Committee of Bekaert ECD Solar Systems, of which United Solar owns 40%.

      Bekaert ECD Solar Systems was formed on April 11, 2000. For the years ended June 30, 2002 and 2001 and for the period from April 11, 2000 through June 30, 2000, the Company recorded revenues of $10,121,000, $9,948,000 and $2,291,000, respectively, from Bekaert ECD Solar Systems for product sales.

      Southwall. Robert C. Stempel, a director of ECD, is a member of the Board of Directors of Southwall.

      For the year ended June 30, 2002, the Company had revenues of $9,000 from Southwall under a contract to build large-area deposition equipment. The completed equipment was shipped to Southwall in July 2000. $206,000 of the sale price is included in accounts receivable at June 30, 2002.

      Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $195,395 in salary during the year ended June 30, 2002.

      Benjamin Ovshinsky, Stanford R. Ovshinsky's son, is employed on a part-time basis by ECD as its business representative for Western United States. He received compensation of $69,386 during the year ended June 30, 2002.

      HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of ECD. HKO Media, Inc. was paid $144,370 by ECD for its services during the fiscal year ended June 30, 2002.

                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules and Report on Form 8-K
--------   --------------------------------------------------------------

(a)   1.   Financial Statements:
                                                                       Page
                                                                       ----
           The following is included in Part II, Item 8:

              Independent Auditors' Report ..............................52

      2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts...........134

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

3.3 Certificate of Amendment of Incorporation filed January 27, 2000 (c) increasing authorized shares of the Company's Common Stock from 20,000,000 shares to 30,000,000

3.4   Certificate of Amendment to Certificate of Incorporation filed    (d)
      March 25, 1999 extending voting rights of the Company's Class A Common Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing
      430,000 shares of Class B Common Stock

3.5   Bylaws in effect as of July 17, 1997                              (e)

3.6   Amendment to Article VIII of the Bylaws effective as of           (f)
      February 21, 2002

4.1   Agreement among the Company, Stanford R. Ovshinsky and Iris M.    (g)
      Ovshinsky relating to the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

10.1  Executive Employment Agreement dated as of September  2, 1993     (h)
      between the Company, Ovonic Battery Company, Inc. and Stanford
      R. Ovshinsky

10.2  Executive Employment Agreement dated as of September 2, 1993      (i)
      between the Company and Stanford R. Ovshinsky

10.3  Stock Option Agreement by and between Ovonic Battery Company,     (j)
      Inc. and Stanford R. Ovshinsky dated as of November 18, 1993

10.4  Stock Option Agreement by and between the Company and Stanford    (k)
      R. Ovshinsky dated as of November 18, 1993

10.5  Stock Option Agreement by and between the Company and Iris M.     (l)
      Ovshinsky dated as of November 18, 1993

10.6  Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option   (m)
      Plan

10.7  Executive Employment Agreement dated as of February  19, 1998     (n)
      between the Company and Iris M. Ovshinsky

10.8  Executive Employment Agreement, Restricted Stock Agreement and    (o)
      Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel

10.9  Stock Purchase Agreement by and between the Company and TRMI      (p)
      Holdings Inc. dated as of May 1, 2000

10.10 Foundation Agreement dated as of March 17, 2000 between United    (q)
      Solar Systems Corp., Bekaert Corporation and the Company

10.11 Limited Liability Agreement effective as of April 11, 2000 by     (r)
      and between United Solar Systems Corp. and Bekaert Corporation

10.12 Limited Liability Agreement of Texaco Ovonic Fuel Cell Company    (s)
      LLC dated as of September 21, 2000 by and between Texaco
      Energy Systems Inc. and Energy Conversion Devices, Inc.

10.13 Limited Liability Agreement of Texaco Ovonic Hydrogen  Systems    (t)
      LLC dated as of October 31, 2000 by and between Texaco Energy
      Systems Inc. and Energy Conversion Devices, Inc.

10.14 Amended and Restated Operating Agreement of Texaco  Ovonic        (u)
      Battery Systems LLC (f/k/a GM Ovonic L.L.C.) dated as of July 17, 2001 by and between Texaco Energy Systems Inc. and Ovonic
      Battery Company, Inc.

21.1  List of all direct and indirect subsidiaries of the Company       (v)

23.1  Consent of Independent Auditors                                   139

23.2  Consent of Independent Auditors relating to the financial         140
      statements of Bekaert ECD Solar Systems LLC as of December 31,
      2001

99.1  Financial Statements of Bekaert ECD Solar Systems LLC as of       141
      December 31, 2001

99.2  Chief Executive Officer's Certification Pursuant to               156
      18 U.S.C. Section 1350

99.3  Chief Financial Officer's Certification Pursuant to               157
      18 U.S.C. Section 1350



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

(f) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

(s) Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(t) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(u) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(v) Filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.



(b)   Reports on Form 8-K

      None.

                       Schedule II - Valuation and Qualifying Accounts
                       -----------------------------------------------

                                                        Additions
                                                 -----------------------
                                 Balance at      Charged to   Charged to
                                 Beginning of    Costs and    Other                       Balance at
Description                      Period          Expenses     Accounts      Deductions    End of Period
============================     ============    =======================    ==========    =============
Allowance for Uncollectible
  Accounts:
    Year Ended June 30, 2002      $  583,000      $  28,000                 $ (48,000)     $  563,000
    Year Ended June 30, 2001         579,000        824,000                  (820,000)        583,000
    Year Ended June 30, 2000         303,000        442,000   $ 87,000*      (253,000)        579,000

Reserve for Losses on
  Government Contracts:
    Year Ended June 30, 2002      $1,650,000                                $(250,000)     $1,400,000
    Year Ended June 30, 2001       1,350,000      $ 300,000                                 1,650,000
    Year Ended June 30, 2000       1,350,000                                                1,350,000

Reserve for Warranty:
    Year Ended June 30, 2002      $ 978,896       $1,510,129                               $2,489,025
    Year Ended June 30, 2001         70,284          908,612                                  978,896
    Year Ended June 30, 2000                          70,284                                   70,284

----------------

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

                               ENERGY CONVERSION DEVICES, INC.




                               By:  /s/ Stanford R. Ovshinsky
                                    -----------------------------------------
                                    Stanford R. Ovshinsky,
                                    President and Chief Executive Officer
Dated: September 30, 2002           (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Stanford R. Ovshinsky       President, Chief Executive
    ---------------------       Officer and Director          September 30, 2002
    Stanford R. Ovshinsky       (Principal Executive Officer)


/s/ Stephan W. Zumsteg          Vice President and Chief
    ---------------------       Financial Officer             September 30, 2002
    Stephan W. Zumsteg          (Principal Financial and
                                Accounting Officer)



/s/ Robert C. Stempel           Director                      September 30, 2002
    ---------------------       (Chairman of the Board)
    Robert C. Stempel



/s/ Nancy M. Bacon              Director                      September 30, 2002
    ---------------------
    Nancy M. Bacon



/s/ Umberto Colombo             Director                      September 30, 2002
    ---------------------
    Umberto Colombo

/s/ Subhash K. Dhar             Director                      September 30, 2002
    ---------------------
    Subhash K. Dhar



/s/ Hellmut Fritzsche           Director                      September 30, 2002
    ---------------------
    Hellmut Fritzsche



/s/ Walter J. McCarthy, Jr.     Director                      September 30, 2002
    ---------------------
    Walter J. McCarthy, Jr.



/s/ Florence I. Metz            Director                      September 30, 2002
    ---------------------
    Florence I. Metz



/s/ James R. Metzger            Director                      September 30, 2002
    ---------------------
    James R. Metzger



/s/ Iris M. Ovshinsky           Director                      September 30, 2002
    ---------------------
    Iris M. Ovshinsky



/s/ Donald L. Paul              Director                      September 30, 2002
    ---------------------
    Donald L. Paul



/s/ Stanley K. Stynes           Director                      September 30, 2002
    ---------------------
    Stanley K. Stynes



/s/ Greg M. Vesey               Director                      September 30, 2002
    ---------------------
    Greg M. Vesey



/s/ William M. Wicker           Director                      September 30, 2002
    ---------------------
    William M. Wicker

                                 CERTIFICATIONS


I, Stanford R. Ovshinsky, certify that:

1. I have reviewed this annual report on Form 10-K of Energy Conversion Devices, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                    /s/ Stanford R. Ovshinsky
Date: September 30, 2002            -------------------------------------
                                    Stanford R. Ovshinsky
                                    President and Chief Executive Officer

I, Stephan W. Zumsteg, certify that:

1. I have reviewed this annual report on Form 10-K of Energy Conversion Devices, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                    /s/ Stephan W. Zumsteg
Date: September 30, 2002            ------------------------------------
                                    Stephan W. Zumsteg
                                    Chief Financial Officer