Form 10-Q
period 2002-09-30
ENERGY CONVERSION DEVICES INC
filed 2002-11-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                   SEPTEMBER 30, 2002
                    -----------------------------------------------------------

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

      As of November 13, 2002, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 21,249,082 shares of ECD's Common Stock outstanding.


                             Page 1 of 50 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                 (Unaudited)
                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
REVENUES (NOTES A and B)
  Product sales                                     $ 3,811,858    $ 8,663,358
  Product sales to related parties                    1,522,331      2,496,294
                                                    -----------    -----------
      Total product sales                             5,334,189     11,159,652

  Royalties                                             524,018        602,227
  Royalties - related parties                             5,659          6,617
                                                    -----------    -----------
      Total royalties                                   529,677        608,844

  Revenues from product development agreements        1,138,288      1,774,531
  Revenues from product development agreements
    with related parties                              8,614,379      8,769,000
                                                    -----------    -----------
        Total revenues from product development
          agreements                                  9,752,667     10,543,531

  Revenues from license and other agreements            150,000         -
  Other                                                  35,479         44,290
  Other revenues from related parties                    52,648        102,262
                                                    -----------    -----------
      Total other revenues                               88,127        146,552
                                                    -----------    -----------
      TOTAL REVENUES                                 15,854,660     22,458,579

EXPENSES (NOTE A)
  Cost of product sales                               4,820,335     10,704,457
  Cost of revenues from product development
    agreements                                        9,502,229     10,153,234
  Product development and research                    3,862,277      1,990,845
  Patent defense (net)                                  239,385        605,501
  Patents                                               669,112        743,150
  Operating, general and administrative (net)         3,149,661      2,158,146
                                                    -----------    -----------
      TOTAL EXPENSES                                 22,242,999     26,355,333
                                                    -----------    -----------

LOSS FROM OPERATIONS                                 (6,388,339)    (3,896,754)

OTHER INCOME (EXPENSE):
  Interest income                                     1,040,198      1,356,557
  Interest expense                                     (127,272)      (154,574)
  Equity loss in joint ventures                        (863,555)      (773,019)
  Minority interest share of losses                     543,026        353,497
  Other non-operating income (net)                      143,923        349,675
                                                    -----------    -----------
      TOTAL OTHER INCOME                                736,320      1,132,136
                                                    -----------    -----------

  NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                          (5,652,019)    (2,764,618)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                         2,215,560         -
                                                    -----------    -----------
  NET LOSS                                          $(3,436,459)   $(2,764,618)
                                                    ===========    ============

  BASIC NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)      $      (.26)   $      (.13)

  BASIC NET LOSS PER SHARE FOR CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)              .10            -
                                                    -----------    -----------
  BASIC NET LOSS PER SHARE                          $      (.16)   $      (.13)
                                                    ===========    ===========
  DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $      (.26)   $      (.13)

  DILUTED NET LOSS PER SHARE FOR CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)              .10            -
                                                    -----------    -----------
  DILUTED NET LOSS PER SHARE (NOTE E)               $      (.16)   $      (.13)
                                                    ===========    ===========

  See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                   ASSETS
                                   ------

                                                               September 30,     June 30,
                                                                   2002            2002
                                                               ------------    ------------
                                                               (Unaudited)

CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $39,283,000 at
      September 30, 2002 and $42,210,000 at June 30, 2002      $ 39,307,633    $ 42,221,015
   Short-term investments (NOTE G)                               77,420,507      71,997,154
   Accounts receivable (net of allowance for uncollectible
      accounts of approximately $514,000 at September 30,
      2002, and $563,000 at June 30, 2002)                        4,142,834       7,268,447
   Accounts receivable due from related parties                  19,020,517      19,449,870
   Note receivable due from related party                         1,615,814       1,594,275
   Inventories                                                    1,126,702       1,163,273
   Other                                                            493,843         387,901
                                                               ------------    ------------
      TOTAL CURRENT ASSETS                                      143,127,850     144,081,935

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                       267,000         267,000
   Buildings and improvements                                     3,476,103       3,456,088
   Machinery and other equipment (including construction
      in progress of approximately $857,000 and $694,000
      at September 30, 2002 and June 30, 2002, respectively)     30,921,877      26,713,253
   Capitalized lease equipment                                    3,053,295       3,053,295
                                                               ------------    ------------
                                                                 37,718,275      33,489,636
   Less accumulated depreciation and amortization               (23,240,605)    (22,551,768)
                                                               ------------    ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                        14,477,670      10,937,868

Investments in Rare Earth Ovonic-China (NOTE A)                   1,710,000       1,710,000

Long-Term Note Receivable - Bekaert ECD Solar
   Systems (NOTE A)                                              11,094,146      10,921,232

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                     17,022,743      17,732,968
   Bekaert ECD Europe                                                31,991          22,835
   Texaco Ovonic Fuel Cell Company                                   -               -
   Texaco Ovonic Hydrogen Systems                                    -               -
   Texaco Ovonic Battery Systems                                     -               -
   Ovonyx                                                         1,000,000          -
   Ovonic Media                                                      -               -
   ITS Innovative Transportation Systems                          4,123,271       3,285,757
   Sovlux                                                            -               -

OTHER ASSETS                                                      2,153,250       3,425,999
                                                               ------------    ------------
      TOTAL ASSETS                                             $194,740,921    $192,118,594
                                                               ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                 September 30,     June 30,
                                                                     2002            2002
                                                                 ------------    ------------
                                                                 (Unaudited)
    CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $ 15,299,877    $ 18,249,591
      Accounts payable and accrued expenses - related parties       1,059,853          34,218
      Salaries, wages and amounts withheld from employees           2,414,147       2,908,213
      Deferred revenues under business agreements (NOTE A)         12,491,221         640,019
      Deferred revenues - related parties (NOTE A)                  5,718,124       6,677,846
      Current installments on long-term liabilities                 5,127,136       5,261,747
                                                                 ------------    ------------
          TOTAL CURRENT LIABILITIES                                42,110,358      33,771,634

    LONG-TERM LIABILITIES                                           3,104,282       3,507,537

    LONG-TERM NOTES PAYABLE (NOTE A)                               11,094,146      10,921,232

    NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                        3,572,876       3,627,931
                                                                 ------------    ------------
          TOTAL LIABILITIES                                        59,881,662      51,828,334

    NEGATIVE GOODWILL (NOTE D)                                         -            2,215,560

    MINORITY INTEREST (NOTE D)                                      2,276,714       2,819,740

    COMMITMENTS (NOTE G)

    STOCKHOLDERS' EQUITY
      Capital Stock
        Class A Convertible Common Stock,
          par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                         2,199           2,199
        Class B Convertible Common Stock,
          par value $0.01 per share
          Authorized, Issued and Outstanding - 430,000 shares           4,300           4,300

      Common Stock, par value $0.01 per share:
          Authorized - 30,000,000 shares
          Issued & Outstanding - 21,249,082 shares at
            September 30, 2002 and 21,248,973 shares at
            June 30, 2002                                             212,491         212,490
      Additional paid-in capital                                  384,978,212     384,952,113
      Accumulated deficit                                        (251,630,411)   (248,193,952)
      Accumulated other comprehensive income                        1,055,494         487,950
      Unearned Compensation on Class B Convertible
        Common Stock                                               (2,039,740)     (2,210,140)
                                                                 ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                              132,582,545     135,254,960
                                                                 ------------    ------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $194,740,921    $192,118,594
                                                                 ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                              (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2002           2001
                                                               ------------   ------------
OPERATING ACTIVITIES:
   Net loss                                                    $(3,436,459)   $ (2,764,618)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                               688,837         496,569
       Amortization of premium/discount on investments             161,433          -
       Equity loss in joint ventures                               863,555         773,019
       Profit deferred on sales to Bekaert ECD Solar Systems        -              908,572
       Creditable royalties                                        (55,055)        (51,995)
       Stock and stock options issued for services rendered        196,500         248,700
       Amortization of deferred gain                              (104,379)        (34,791)
       Amortization of negative goodwill                            -             (116,608)
       Cumulative effect of change in accounting principle      (2,215,560)         -
       Minority interest                                          (543,026)       (353,497)
       Other                                                        -               (2,260)

   Changes in working capital:
       Accounts receivable                                       3,125,613       3,873,152
       Accounts and note receivable due from related parties       407,814      (5,469,397)
       Inventories                                                  36,571         (60,357)
       Other assets                                              1,166,807        (426,883)
       Accounts payable and accrued expenses                    (3,443,779)       (277,116)
       Accounts payable and accrued expenses - related parties      25,635          16,186
       Deferred revenues under business agreements              11,955,581        (147,730)
       Deferred revenues - related parties                        (959,722)     (1,278,260)
                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                        7,870,366      (4,667,314)

INVESTING ACTIVITIES:
       Purchases of capital equipment                           (4,228,639)     (1,958,648)
       Investment in Bekaert ECD Solar Systems                      -              (45,758)
       Investment in Bekaert ECD Europe                             -              (28,346)
       Advance to ITS Innovative Transportation Systems         (1,000,000)         -
       Purchases of investments                                (11,229,103)    (35,622,315)
       Sales of investments                                      6,211,860      10,281,479
       Proceeds from sale of capital equipment                      -               13,560
                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                          (10,245,882)    (27,360,028)

FINANCING ACTIVITIES:
       Principal payments under short-term and long-term
         debt obligations and capitalized lease obligations       (537,866)       (510,440)
       Proceeds from sale of stock to ChevronTexaco                 -            8,893,629
       Proceeds from sale of stock upon exercise
         of stock options and warrants                              -           35,572,549
                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (537,866)     43,955,738
                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,913,382)     11,928,396

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                42,221,015      33,055,399
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 39,307,633    $ 44,983,795
                                                              ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                  (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
   SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:

   Cash paid for interest                                     $  127,272    $  154,574

   The Company's noncash investing and
      financing activities were as follows:

      Long-term note receivable - Bekaert ECD Solar Systems      172,914       162,383

      Long-term note payable - Canon                            (172,914)     (162,383)

      Investment in Ovonyx                                     1,000,000        -

      Accounts payable and accrued expenses - related party   (1,000,000)       -



See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      Information for the three months ended September 30, 2002 (Fiscal 2003) and 2001 (Fiscal 2002) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

      In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with accounting principles generally accepted in the United States (GAAP) for annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with ECD's 2002 Annual Report on Form 10-K which contains a summary of ECD's accounting principles and other footnote information.

Nature of Business
------------------

      ECD has established a multidisciplinary business, scientific and technical organization to commercialize products based on its technologies. Its activities range from product development to manufacturing and selling products, as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

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

      The Company has a number of strategic alliances and has, as of September 30, 2002, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC, United Solar's 40% joint venture with Bekaert;
(ii) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for propulsion applications as well as non-propulsion applications; (iii) Texaco Ovonic Fuel Cell Company LLC, a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) regenerative fuel cell technology; (iv) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

and ChevronTexaco, each having 50% interest in the joint venture, to further develop Ovonic(TM) solid hydrogen storage technology; (v) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic(TM) Unified Memory (OUM) technology;
(vi) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vii) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD. In addition, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europe (Bekaert ECD Europe), owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

      The Company's investments in Texaco Ovonic Battery Systems, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      Intellectual property, including patents resulting from the Company's investments in its technologies, are valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      In the three months ended September 30, 2002, the Company agreed to make a capital contribution of $1,000,000 in Ovonyx in exchange for technology which had previously been contributed by ECD to Ovonyx. In October 2002, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, ECD paid Ovonyx $1,000,000 for the use of this technology and Ovonyx provided an exclusive license for this technology. At September 30, 2002, ECD has recorded an accrued liability to Ovonyx of $1,000,000 with a corresponding investment in Ovonyx. In future periods, ECD will account for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment.

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G).

      Bekaert ECD Solar Systems/United Solar will require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

programs, and for working capital purposes, including an estimated $40,000,000 through the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert are exploring new equity investors and bank financing to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD may also provide additional bridge loans to the joint ventures (see Note G).

      During the period from October 1, 2002 through November 14, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $1,124,000 and $2,077,000, respectively.

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company's ownership percentage.

      Certain items for the three months ended September 30, 2001 have been reclassified to be consistent with the classification of items in the three months ended September 30, 2002.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires the Company to recognize a liability for any obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value and will be initially offset by an increase to the carrying amount of the related long-lived asset. The Company implemented this statement on July 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial position or results of operation.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."
The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by further clarifying certain of its provisions. It requires that discontinued operations are measured at the lower of carrying value or fair value less cost to sell and that future operating losses of discontinued operations are not recognized until they occur. The Company implemented this statement on July 1, 2002. On July 1, 2002, in accordance with the provisions of SFAS 144, the Company assessed for impairment an intangible asset it had on its books since 1995. This intangible asset, which was the result of a license agreement entered into in 1995, was originally valued at $330,000 and was being amortized over 40 years. After a review of this intangible asset, including the associated cash flows represented by recent royalties from a certain licensee, the Company determined that this intangible asset was impaired. The Company wrote off the balance ($272,250) of this intangible asset as of July 1, 2002 and recorded this amount in operating, general and administrative expense in its consolidated statements of operations for the three months ended September 30, 2002.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 required the Company to recognize, at the adoption of SFAS 142, the unamortized negative goodwill of approximately $2,216,000 (a favorable benefit) as the cumulative effect of a change in accounting principle in the Company's statements of operations on July 1, 2002.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      The following is the effect on the three months ended September 30, 2002 and 2001 of this change in accounting principle:

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

   Reported net loss                               $(3,436,459)    $(2,764,618)
      Deduct:-
         Amortization of negative goodwill              -             (116,608)
         Cumulative effect of change
           in accounting principle                  (2,215,560)         -
                                                   -----------     -----------
   Adjusted net loss                               $(5,652,019)    $(2,881,226)
                                                   ===========     ===========
   Basic net loss per share
      Reported net loss                            $      (.16)    $      (.13)
         Amortization of negative goodwill                 -              (.01)
         Cumulative effect of change
           in accounting principle                        (.10)            -
                                                   -----------     -----------
   Adjusted net loss                               $      (.26)    $      (.14)
                                                   ===========     ===========

Other Comprehensive Income (Loss)
---------------------------------
      The Company's total comprehensive loss was as follows:

                                                 Three Months Ended
                                                   September 30,
                                             ---------------------------
                                                  2002           2001
                                             ------------   ------------

      Net Loss                               $(3,436,459)   $(2,764,618)
      OTHER COMPREHENSIVE INCOME:
      Unrealized gains on securities             567,544        194,229
                                             -----------    -----------
      COMPREHENSIVE LOSS                     $(2,868,915)   $(2,570,389)
                                             ===========    ===========

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-Term Investments
----------------------

      The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses and

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      Short-term investments consist of commercial paper maturing in 91 days to 34 months from date of acquisition.

Investment in Rare Earth Ovonic-China
-------------------------------------

      The Company has three joint ventures, collectively Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacturing of its battery and other related technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total cash investment of $1,710,000).

Financial Instruments
---------------------

      Due to the short-term maturities of cash, cash equivalents, marketable securities, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable
-------------------

                                                 September 30,      June 30,
                                                     2002             2002
                                                 -------------    ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
          Commercial customers                   $    52,655      $   505,857

      Amounts billed to customers
          Commercial customers                       215,593          676,462
                                                 -----------      -----------
               Sub-total                             268,248        1,182,319

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in
        the subsequent month
          U.S. Government                            255,706          371,577
          Commercial customers                       139,948          172,210
                                                 -----------      -----------
                                                     395,654          543,787
      Amounts billed
          U.S. Government                          1,063,046        1,272,208
          Commercial customers                        51,020        1,575,020
                                                 -----------      -----------
                                                   1,114,066        2,847,228
                                                 -----------      -----------
               Sub-total                           1,509,720        3,391,015

Amounts unbilled for other than
   long-term contracts
          Commercial customers                     2,201,466        2,146,983

Amounts billed for other than
   long-term contracts
          U.S. Government                             -                   370
          Commercial customers                       677,400        1,110,760
                                                 -----------      -----------
               Sub-total                             677,400        1,111,130

Allowance for uncollectible accounts                (514,000)        (563,000)
                                                ------------      -----------
               TOTAL                             $ 4,142,834      $ 7,268,447
                                                 ===========      ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $113,947 are included in long-term other assets at September 30, 2002 and June 30, 2002. Most U.S. government contracts remain subject to audit.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                   September 30,      June 30,
                                                       2002             2002
                                                   -------------    ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
     Amounts billed
       Bekaert ECD Solar Systems                   $ 3,402,121      $ 3,792,025
     Retainages
       Bekaert ECD Solar Systems                     5,721,965        5,721,965
                                                   -----------      -----------
            Sub-total                                9,124,086        9,513,990

Long-term contracts not accounted for under
   percentage-of-completion accounting
     Amounts earned which are billed in the
       subsequent month
       Bekaert ECD Solar Systems                       216,250         130,000
       Ovonic Media                                    287,427         364,263
       Texaco Ovonic Battery Systems                   938,702       2,182,575
       Texaco Ovonic Fuel Cell                         818,024         788,894
       Texaco Ovonic Hydrogen Systems                1,149,373       1,874,463
                                                   -----------     -----------
            Sub-total                                3,409,776       5,340,195

     Amounts billed
       Texaco Ovonic Battery Systems                 4,197,161       1,738,990
       Texaco Ovonic Fuel Cell                         765,527         671,358
       Texaco Ovonic Hydrogen Systems                1,425,343       1,508,948
                                                   -----------     -----------
            Sub-total                                6,388,031       3,919,296

Amounts unbilled for other than long-term contracts
       Ovonyx                                            7,980          21,248

Amounts billed for other than long-term contracts
       ChevronTexaco Technology Ventures                57,141         536,569
       Ovonyx                                           -               21,068
       Texaco Ovonic Battery Systems                    33,503          97,504
                                                   -----------     -----------
            Sub-total                                   90,644         655,141
                                                   -----------     -----------
            TOTAL                                  $19,020,517     $19,449,870
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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Inventories for United Solar and Ovonic Battery are as follows:

                                         September 30,     June 30,
                                             2002            2002
                                         ------------    ------------

           Finished products             $  143,185      $  250,370
           Work in process                  262,391         478,997
           Raw materials                    721,126         433,906
                                         ----------      ----------
                                         $1,126,702      $1,163,273
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

                                                  Years
                                              --------------
          Buildings and improvements              5 to 20
          Machinery and other equipment           3 to 10
          Capitalized lease equipment and
            leasehold improvements                3 to 10

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to ten years. Accumulated amortization on capitalized lease equipment as of September 30, 2002 and June 30, 2002 was $2,595,000 and $2,443,000, respectively.

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

Long-Term Note Receivable
-------------------------

      In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

pay Canon Inc. of Japan $12,000,000 no later than January 2004 in connection with the acquisition of Canon's interest in United Solar.

Product Development, Patents and Technology
-------------------------------------------

      Product development and research costs are expensed as they are incurred and, as such, the Company's investments in its technologies and patents are recorded at zero in its financial statements, regardless of their values. The technology investments are the bases by which the Company is able to enter into strategic alliances, joint ventures and license agreements.

Product Sales
-------------

      Product sales include revenues related to machine-building and equipment sales contracts, photovoltaic products, metal hydride materials and battery packs. Revenues related to machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes related to metal hydride materials combined with high fixed costs result in losses.

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

      In connection with a 1992 battery development contract (1992 Contract) with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), the Company has agreed to reimburse USABC and DOE, as their recoupment for payments to the Company under the 1992 Contract, a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic(TM) NiMH batteries serve as the primary source of power for electric vehicles (Recoupment). The Company does not believe that royalties received to date for batteries manufactured by its licensees are subject to Recoupment.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received. In the three months ended September 30, 2002, no payments were made.

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

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At September 30, 2002, approximately $11,863,000 in deferred revenues relates to the Rare Earth Ovonic contracts.

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

      There are two executive stock option agreements which specify that the option exercise price be the lower of the sales price of the additional securities sold by the Company or the fair market value of the Common Stock as of the date of issuance. When the resultant option exercise price is lower than the fair market value on the grant date, the difference is recorded as compensation expense.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                       Three Months Ended
                                                          September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Product sales
       Machine building and equipment sales          $ 3,582,946    $ 8,412,455
       Battery packs                                         578        121,693
       Metal hydride materials                           228,334        129,210
                                                     -----------    -----------
                                                       3,811,858      8,663,358
                                                     -----------    -----------
Product sales - related parties
       Photovoltaics                                   1,273,705      1,229,545
       Machine building                                  139,482      1,141,041
       Battery packs                                      86,363         52,860
       Metal hydride materials                            22,781         72,848
                                                     -----------    -----------
                                                       1,522,331      2,496,294
                                                     -----------    -----------
Total product sales                                  $ 5,334,189    $11,159,652
                                                     ===========    ===========

Royalties
       Battery technology                            $   519,827    $   567,811
       Optical memory                                      4,191         34,416
                                                     -----------    -----------
                                                         524,018        602,227
                                                     -----------    -----------
Royalty - related party
       Microelectronics                                    5,659          6,617
                                                     -----------    -----------
Total royalties                                      $   529,677    $   608,844
                                                     ===========    ===========

Revenues from product development agreements
       Photovoltaics                                 $   608,716    $ 1,016,835
       Battery technology                                494,841        481,661
       Optical memory                                     -             111,978
       Hydrogen                                           -             164,057
       Other                                              34,731         -
                                                     -----------    -----------
                                                       1,138,288      1,774,531
                                                     -----------    -----------
Revenues from product development agreements -
   related parties
       Battery technology                              2,710,845      3,129,029
       Optical memory                                    332,179        406,355
       Hydrogen                                        3,551,664      3,297,638
       Fuel cells                                      2,019,691      1,935,978
                                                     -----------    -----------
                                                       8,614,379      8,769,000
                                                     -----------    -----------
Total revenues from product development agreements   $ 9,752,667    $10,543,531
                                                     ===========    ===========
License and other agreements
      Battery technology                             $   150,000    $    -
                                                     ===========    ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                               Three Months Ended
                                                  September 30,
                                           ---------------------------
                                               2002           2001
                                           ------------   ------------

            United States                  $10,123,332    $12,302,218
            China                            3,642,897      8,423,846
            Mexico                           1,273,705      1,229,545
            Japan                              432,817        440,777
            Hong Kong                          344,334         24,618
            Germany                             37,575         37,575
                                           -----------    -----------
                                           $15,854,660    $22,458,579
                                           ===========    ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 2002 and June 30, 2002, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                       September 30,      June 30,
                                           2002            2002
                                       ------------    ------------

            Battery                    $ 1,589,662     $ 1,642,822
            Optical memory               1,983,214       1,985,109
                                       -----------     -----------
                                       $ 3,572,876     $ 3,627,931
                                       ===========     ===========

      During the three months ended September 30, 2002 and 2001, $55,055 and $51,995, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      Effective April 11, 2000, ECD has consolidated United Solar in ECD's financial statements.

      ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock valued at $12,758,000 and the $456,630 balance in ECD-United Solar's joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,265,000) was being amortized over seven years on a straight-line basis.

      On July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and recognized the unamortized negative goodwill balance of approximately $2,216,000 as the cumulative effect of a change in accounting principle. (See Note A.)

      Based upon the opinion of legal counsel, the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment.

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G).

      Bekaert ECD Solar Systems/United Solar will require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 through the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert are exploring new equity investors and bank financing to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD may also provide additional bridge loans to the joint ventures (see Note G).

      During the period from October 1, 2002 through November 14, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $1,124,000 and $2,077,000, respectively.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                          BEKAERT ECD SOLAR SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                    (Unaudited)    (Unaudited)

      Revenues                                      $  3,604,722   $ 4,009,815

      Operating Expenses:
         Cost of Sales                                 4,214,884     4,498,503
         General and Administrative                    2,408,205     1,290,397
                                                     -----------   -----------
                Total Expenses                         6,623,089     5,788,900
      Other Income (Expense)                            (159,082)     (143,209)
                                                     -----------   -----------
      Net Loss                                      $ (3,177,449)  $(1,922,294)
                                                     ===========   ===========


                          BEKAERT ECD SOLAR SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                    September 30,    June 30,
                                                        2002           2002
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
      Current Assets:
        Cash and Cash Equivalents                   $  1,489,858   $  6,569,025
        Inventory                                      7,359,768      7,528,767
        Other Current Assets                           7,142,236      6,636,430
                                                    ------------   ------------
            Total Current Assets                      15,991,862     20,734,222
      Property, Plant and Equipment (Net)             83,127,470     81,954,953
      Other Assets                                    38,353,438     38,674,995
                                                    ------------   ------------
            Total Assets                            $137,472,770   $141,364,170
                                                    ============   ============

      Current Liabilities:
        Accounts Payable and Other Current
           Liabilities                              $ 19,837,341   $ 19,374,416
                                                    ------------   ------------
            Total Current Liabilities                 19,837,341     19,374,416
        Note Payable - ECD                            11,094,146     10,921,232
        Long-Term Capitalized Lease                   60,353,576     61,525,996
                                                    ------------   ------------
            Total Liabilities                         91,285,063     91,821,644
      Members' Equity                                 46,187,707     49,542,526
                                                    ------------   ------------
            Total Liabilities and Members' Equity   $137,472,770   $141,364,170
                                                    ============   ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Texaco Ovonic Battery Systems/GM Ovonic

      In June 1994, Ovonic Battery and General Motors formed a joint venture, GM Ovonic, for the manufacture and commercialization of Ovonic(TM) NiMH batteries for electric, hybrid electric and fuel cell electric vehicles. As of June 30, 2001, GM had a 60% interest and Ovonic Battery had a 40% interest in this joint venture.

      On July 17, 2001, ChevronTexaco bought GM's interest in GM Ovonic. ChevronTexaco will invest up to $178,000,000 in the venture, renamed Texaco Ovonic Battery Systems LLC, and Ovonic Battery contributed additional technology. Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by ChevronTexaco.

      The Company recorded revenues from Texaco Ovonic Battery Systems of $2,711,000 for the three months ended September 30, 2002, for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues from Texaco Ovonic Battery Systems of $109,000 for the three months ended September 30, 2002, for products sold to this joint venture.

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

      In the three months ended September 30, 2002, the Company agreed to make a capital contribution of $1,000,000 in Ovonyx in exchange for technology which had previously been contributed by ECD to Ovonyx. In October 2002, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, ECD paid Ovonyx $1,000,000 for the use of this technology and Ovonyx provided an exclusive license for this technology. At September 30, 2002, ECD has recorded an accrued liability to Ovonyx of $1,000,000 with a corresponding investment in Ovonyx. In future periods, ECD will account for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      ECD recorded revenues from Ovonyx of $42,000 and $101,000 for the three months ended September 30, 2002 and 2001, respectively, representing services performed for its operations.

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

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                  Three Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
                                              (Unaudited)     (Unaudited)

        Revenues
          Other Income                       $       131     $     1,433

        Expenses:
          Product Development - Paid or
             Payable to ECD                    1,915,164       1,511,776
          Product Development - Paid or
             Payable to ChevronTexaco             -              338,236
          Depreciation Expense                   153,070          74,584
                                             -----------     -----------
               Total Expenses                  2,068,234       1,924,596
                                             -----------     -----------
        Net Loss                             $(2,068,103)    $(1,923,163)
                                             ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                 BALANCE SHEETS
                                 --------------

                                                     September 30,    June 30,
                                                         2002           2002
                                                     ------------   ------------
                                                     (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                   $    51,283    $    89,318
         Accounts Receivable From Related Party            6,977         -
                                                     -----------    -----------
           Total Current Assets                           58,260         89,318
      Fixed Assets:
         Leasehold Improvements                        1,454,716      1,454,716
         Machinery and Other Equipment                 1,464,060      1,557,339
         Construction in Progress                        267,118         78,959
                                                     -----------    -----------
           Total Fixed Assets                          3,185,894      3,091,014
      Less Accumulated Depreciation                     (718,131)      (566,403)
                                                     -----------    -----------
           Net Fixed Assets                            2,467,763      2,524,611
                                                     -----------    -----------
              Total Assets                           $ 2,526,023    $ 2,613,929
                                                     ===========    ===========

      Current Liabilities:
         Amount Due ECD, Net                         $ 1,550,066    $ 1,428,117
         Amount Due ChevronTexaco                         -              91,752
                                                     -----------    -----------
           Total Current Liabilities                  1,550,066      1,519,869

      Members' Equity:
         Capital Contributions                        19,600,000     17,650,000
         Cumulative Deficit                          (18,624,043)   (16,555,940)
                                                     -----------    -----------
           Total Members' Equity                         975,957      1,094,060
                                                     -----------    -----------

              Total Liabilities and Members' Equity  $ 2,526,023    $ 2,613,929
                                                     ===========    ===========

      During the three months ended September 30, 2002 and 2001, the Company recorded revenues of $2,020,000 and $1,936,000, respectively, for services provided to this joint venture. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, may be cancelled under certain circumstances, including not materially satisfying mutually agreed-upon milestones. While certain milestones have not been materially satisfied, ChevronTexaco has approved a budget of $3,839,000 for work to be performed through December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the future funding of the venture's activities, business strategy of the venture, and the involvement of additional joint venture partners.

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

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                  Three Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
                                              (Unaudited)     (Unaudited)
        Revenues
          Other Income                       $       131     $     1,472

        Expenses:
          Product Development - Paid or
             Payable to ECD                    3,090,360       2,804,189
          Product Development - Paid or
             Payable to ChevronTexaco            326,358         425,728
          Depreciation Expense                   329,570          87,126
                                             -----------     -----------
               Total Expenses                  3,746,288       3,317,043
                                             -----------     -----------
        Net Loss                             $(3,746,157)    $(3,315,571)
                                             ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                     September 30,    June 30,
                                                         2002           2002
                                                     ------------   ------------
                                                     (Unaudited)
      Current Assets:
         Cash and Cash Equivalents                   $    39,204    $   134,823
         Accounts Receivable                              10,746         10,746
                                                     -----------    -----------
            Total Current Assets                          49,950        145,569
      Fixed Assets:
         Leasehold Improvements                        3,226,570      3,226,570
         Machinery and Other Equipment                 2,543,163      2,543,163
         Construction in Progress                      3,156,825      2,736,571
                                                     -----------    -----------
            Total Fixed Assets                         8,926,558      8,506,304
      Less Accumulated Depreciation                     (995,614)      (666,044)
                                                     -----------    -----------
            Net Fixed Assets                           7,930,944      7,840,260
                                                     -----------    -----------
               Total Assets                          $ 7,980,894    $ 7,985,829
                                                     ===========    ===========

      Current Liabilities:
         Amount Due ECD, Net                         $ 2,526,480    $ 3,335,178
         Amount Due ChevronTexaco                        326,359        376,439
         Deferred Revenue                                 15,257         15,257
                                                     -----------    -----------
            Total Current Liabilities                  2,868,096      3,726,874

      Members' Equity:
         Capital Contributions                        33,627,000     29,027,000
         Cumulative Deficit                          (28,514,202)   (24,768,045)
                                                     -----------    -----------
            Total Members' Equity                      5,112,798      4,258,955
                                                     -----------    -----------
              Total Liabilities and Members' Equity  $ 7,980,894    $ 7,985,829
                                                     ===========    ===========

      During the three months ended September 30, 2002 and 2001, the Company recorded revenues of $3,475,000 and $3,298,000, respectively, for services provided to this joint venture.

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems, a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of ITS, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in ITS, increasing its ownership interest to 19%. On March 8, 2001, ECD invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its beneficial investment in ITS. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%. On July 1, 2002, ECD made a loan of $1,000,000 to ITS. ECD made an additional loan of $1,000,000 to ITS on November 8, 2002.

Ovonic Media

      In March 2000, ECD and GE formed a strategic alliance (the "Strategic Alliance"), the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property, know-how, licenses and equipment to the joint venture. GE will make cash and other contributions to the joint venture.

      For the three months ended September 30, 2002 and 2001, the Company had revenues of $332,000 and $406,000, respectively, from Ovonic Media for services provided to this joint venture for advanced product development work. This joint venture is currently being funded on a month-to-month basis.

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements:

                                OVONIC MEDIA, LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
                                               (Unaudited)     (Unaudited)
        Revenues                                $   -          $   -

        Operating Expenses:
           Product Development                     257,179         290,369
           General and Administrative               75,000          76,491
           Depreciation Expense                     30,658          14,387
                                               -----------     -----------
              Total Expenses                       362,837         381,247
                                               -----------     -----------
        Net Loss                               $  (362,837)    $  (381,247)
                                               ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                OVONIC MEDIA, LLC
                                 BALANCE SHEETS
                                 --------------

                                                    September 30,    June 30,
                                                        2002           2002
                                                    ------------   ------------
                                                    (Unaudited)     (Unaudited)

      Property, Plant and Equipment (Net)           $   429,583    $   460,241
                                                    -----------    -----------
            Total Assets                            $   429,583    $   460,241
                                                    ===========    ===========

      Current Liabilities:
         Accounts Payable to ECD                    $   287,427    $   364,263
                                                    -----------    -----------
            Total Current Liabilities                   287,427        364,263

      Members' Equity:
         Capital Contributions                        5,065,357      4,656,342
         Cumulative Deficit                          (4,923,201)    (4,560,364)
                                                    -----------    -----------
            Total Members' Equity                       142,156         95,978
                                                    -----------    -----------

            Total Liabilities and Members' Equity   $   429,583    $   460,241
                                                    ===========    ===========

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of September 30, 2002, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. On February 22, 2002, ECD and Ovonic Battery made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of September 30, 2002, Ovonic Battery has received payments totaling $59,485,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $3,583,000 and $8,413,000 for the three months ended September 30, 2002 and September 30, 2001, respectively.

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

                                                            2002             2001
                                                        ------------     ------------

Weighted average number of shares outstanding            21,898,895       20,972,923

Net loss before cumulative effect of change in
    accounting principle                                $(5,652,019)     $(2,764,618)

Cumulative effect of change in accounting principle       2,215,560           0

Net loss                                                $(3,436,459)     $(2,764,618)

BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $      (.26)     $      (.13)
                                                        ===========      ===========
BASIC NET LOSS PER SHARE                                $      (.16)     $      (.13)
                                                        ===========      ===========

Weighted average number of shares outstanding            21,898,895       20,972,923

Weighted average shares for dilutive securities              0                0
                                                        -----------      -----------
Average number of shares outstanding and
   potential dilutive shares                             21,898,895       20,972,923

Net loss before cumulative effect of change in
    accounting principle                                $(5,652,019)     $(2,764,618)

Cumulative effect of change in accounting principle       2,215,560           0

Net loss                                                $(3,436,459)     $(2,764,618)

DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $      (.26)     $      (.13)
                                                        ===========      ===========
DILUTED NET LOSS PER SHARE                              $      (.16)     $      (.13)
                                                        ===========      ===========

      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (favorable benefit) for both the basic net loss per share and the diluted net loss per share.

      Due to the Company's net losses, 2002 and 2001 weighted average shares of potential dilutive securities of 46,785 and 994,318, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were additional 1,747,660 and 39,034 potentially dilutive securities which were respectively excluded from the 2002 and 2001 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                                   Financial Data by Business Segment
                                   ----------------------------------
                                             (in thousands)

                                                  Ovonic        United      Consolidating
                                      ECD         Battery       Solar       Entries        Consolidated
                                  -----------   -----------   -----------   -----------    -----------
Revenues
    Three months ended
        September 30, 2002        $  6,580      $  7,798      $  1,803      $   (326)      $ 15,855
        September 30, 2001          19,811        12,969         1,648       (11,969)        22,459

Interest Income
    Three months ended
        September 30, 2002        $  1,017      $   -         $     23      $   -          $  1,040
        September 30, 2001           1,279          -               78          -             1,357

Interest Expense*
    Three months ended
        September 30, 2002        $   -         $     29      $     98      $   -          $    127
        September 30, 2001            -               35           120          -               155

Operating Income (Loss)
    Three months ended
        September 30, 2002        $ (5,848)     $ (1,492)     $ (1,972)     $  2,924       $ (6,388)
        September 30, 2001            (458)       (2,006)       (1,050)         (383)        (3,897)

Equity in Net Loss of Investees
   Under Equity Method
    Three months ended
        September 30, 2002        $   (162)     $   -         $   (857)     $    155       $   (864)
        September 30, 2001            (129)         -             (769)          125           (773)

Depreciation Expense
    Three months ended
        September 30, 2002        $    380      $    282      $    425      $   (398)      $    689
        September 30, 2001             189           284           433          (409)           497


                                       34

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                Ovonic        United        Consolidating
                                      ECD       Battery       Solar         Entries        Consolidated
                                  -----------   -----------   -----------   -----------    -----------

Capital Expenditures
    Three months ended
        September 30, 2002        $  4,030      $    153      $     46      $   -          $  4,229
        September 30, 2001           1,662            89           208          -             1,959

Investments and Advances
  in Equity Method Investees
    Three months ended
        September 30, 2002        $  5,123      $   -         $ 17,055      $   -          $ 22,178
        September 30, 2001            -             -           21,971          -            21,971

Identifiable Assets
    Three months ended
        September 30, 2002        $174,271      $ 10,918      $ 23,485      $(13,933)      $194,741
        September 30, 2001         175,177        21,185        37,122       (27,826)       205,658


---------
*  Excludes intercompany interest.


NOTE G - Commitments
--------------------

      On February 12, 2001, ECD signed an agreement with the landlord of the Bekaert ECD Solar Systems' facility guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems due under the lease for this facility for the first five years of the term of this lease agreement. ECD's maximum exposure under this guaranty is reduced by 50% of monthly rental installments paid, and was $2,141,000 as of September 30, 2002. Bekaert also has guaranteed this rent obligation to the same extent as ECD.

      In December 2001, Bekaert ECD Solar Systems and LaSalle National Leasing Corporation entered into a $40 million sale-and-leaseback transaction pursuant to which Bekaert ECD Solar Systems' 30MW machinery and equipment were sold to LaSalle and leased back for a period of seven years. In connection with this transaction, ECD and Bekaert have severally guaranteed Bekaert ECD Solar Systems' lease payments for two years after the final draw down of the principal amount and ECD has pledged $25 million of its short-term investments to secure its portion of the guarantee. The Company, at its sole election, can replace the investments with $20 million of money market funds to meet the security requirement. After the first two-year period has expired, ECD and Bekaert will guarantee the remaining payments on a joint and several basis for the remaining term of the lease and ECD will no longer be required to pledge the $25 million in short-term investments.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE G - Commitments (Continued)
--------------------------------

      Bekaert ECD Solar Systems/United Solar will require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 through the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert plan to explore new equity investors and bank financing to meet the joint ventures' future cash requirements. ECD may also provide additional bridge loans to the joint ventures.

      During the period from October 1, 2002 through November 14, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $1,124,000 and $2,077,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results to be expected in future periods.

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

                              Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2001
------------------

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

      The Company had a net loss of $3,436,000 on revenues of $15,855,000 in the three months ended September 30, 2002 compared to a net loss of $2,765,000 on revenues of $22,459,000 for the three months ended September 30, 2001. The $671,000 increase in the net loss resulted primarily from an increase of $2,011,000 in the net cost of product development, an increase of $992,000 in general and administrative expense (net), a $79,000 reduction in royalty revenues, a $316,000 reduction in interest income due to lower interest rates and a $206,000 reduction of other nonoperating income. These increases contributing to the net loss were partially offset by increased license fees of $150,000 and a reduction of patent expenses of $440,000. In addition, the Company recognized income of $2,216,000 attributable to the cumulative effect of a change in accounting principle (see Note A of Notes to Consolidated Financial Statements).

      The loss from operations increased to $6,388,000 in 2002 from $3,897,000 in 2001 because of:

      o an operating loss of $2,924,000 in 2002 for the ECD segment (net of consolidating entries) versus operating loss of $841,000 in 2001, primarily due to higher investment in product development as the Company increased spending on its core technologies;

      o an increased operating loss of $922,000 for United Solar (operating loss of $1,972,000 in 2002 versus operating loss of $1,050,000 in 2001) primarily due to start-up and other costs associated with increasing production capacity;

      o an improved operating loss of $514,000 for Ovonic Battery (operating loss of $1,492,000 in 2002 versus operating loss of $2,006,000 in 2001) primarily resulting from a profitable equipment sales contract, lower costs for litigation, and higher revenues from license agreements, partially offset by a write-off ($272,000) of an intangible asset associated with a license agreement.

      The decrease in consolidated revenues primarily resulted from a reduction in product sales of $5,826,000 and a reduction in revenues from product development agreements of $791,000 and a $79,000 reduction in royalty revenues, partially offset by increased license and other agreements ($150,000 in 2002 versus zero in 2001).

      o The ECD segment's revenues, net of consolidating entries, decreased to $6,254,000 in 2002 from $7,842,000 in 2001 due to decreased revenues of $1,002,000 related to the 30MW machine-building contract, which is nearing completion, and a decrease of $501,000 from product development agreements, primarily resulting from reduced photovoltaic revenues.

      o The $5,171,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($3,583,000 in 2002 versus $8,412,000 in 2001), reduced revenues from product development agreements ($3,206,000 in 2002 versus $3,611,000 in 2001) and a $48,000 reduction in royalty revenues, partially offset by increased revenues from license and other agreements ($150,000 in 2002 versus zero in 2001).

      o United Solar's 2002 revenues increased to $1,803,000 in 2002 versus $1,648,000 in 2001 due to higher sales prices for semi-finished products sold to Bekaert ECD Solar Systems and higher revenues from product development agreements.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, decreased 52% to $5,334,000 in the three months ended September 30, 2002 from $11,160,000 in the three months ended September 30, 2001. Machine-building and equipment sales revenues decreased 61% to $3,722,000 in 2002 from $9,553,000 in 2001, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-making equipment, which is nearing completion, ($3,583,000 in 2002 compared to $8,412,000 in 2001). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $1,274,000 for 2002 and $1,230,000 for 2001 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $251,000 in 2002 compared to $202,000 in 2001. The Company currently has a product sales backlog of $18,471,000, of which $14,457,000 is expected to be recognized as revenues in Fiscal 2003. (See
Note B of Notes to Consolidated Financial Statements.)

      Royalties decreased 13% to $530,000 in the three months ended September 30, 2002 from $609,000 in the three months ended September 30, 2001. Lower royalties reflect increased production efficiencies of the Company's licensees, which have resulted in lower prices as licensees move aggressively to increase market share and unfavorable exchange rates.

      Revenues from product development agreements decreased 8% to $9,753,000 in the three months ended September 30, 2002 from $10,544,000 in the three months ended September 30, 2001 primarily due to reduced battery activities under advanced product development agreements with Texaco Ovonic Battery Systems ($2,711,000 for 2002 compared to $3,064,000 in 2001); reduced activity related to Ovonic Media ($332,000 in 2002 versus $406,000 in 2001); and the completion of programs with the National Institute of Standards and Technology and the Department of Energy, which advanced the Company's hydrogen storage and optical memory technologies (zero in 2002 versus $276,000 in 2001). This decrease was partially offset by an increase in revenues from Texaco Ovonic Hydrogen Systems ($3,475,000 for 2002 compared to $3,298,000 for 2001) and Texaco Ovonic Fuel Cell ($2,020,000 for 2002 compared to $1,936,000 for 2001) and increased product development revenues for United Solar ($457,000 in 2002 compared to $342,000 in 2001). (See Note B of Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased to $150,000 in the three months ended September 30, 2002, from zero in the three months ended September 30, 2001. The 2002 license fees resulted from licenses to Henan Huanyu Power Source Co., Ltd., Guangdong Shida Battery Co., Ltd. and TWD Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $88,000 in the three months ended September 30, 2002 from $147,000 in the three months ended September 30, 2001. This decrease was due to reductions in revenues from Texaco Ovonic Battery Systems as it now performs services in-house that had previously been provided by Ovonic Battery.

      Cost of product sales decreased by $5,884,000 in the three months ended September 30, 2002 due to the $5,826,000 decrease in product sales. This resulted in a profit of $514,000 on product sales in 2002, compared to a profit of $455,000 in 2001. The increased profit primarily relates to a higher profit margin on Ovonic Battery's Rare Earth Ovonic contracts, partially offset by negative margins at United Solar.

      Revenues from product development agreements currently fund 73% of the Company's cost of product development. The total cost of product development increased by $1,220,000 for the three months ended September 30, 2002, as the Company increased spending on its core technologies. This increase in the total cost of product development was accompanied by reduced revenues of $791,000, resulting in an increase of $2,011,000 in net cost of product development.

                                                  Three months ended
                                                     September 30,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------

    Cost of revenues from product
        development agreements                 $ 9,502,000   $10,153,000
    Product development and research             3,862,000     1,991,000
                                               -----------   -----------
           Total cost of product development 13,364,000 12,144,000 Revenues from product development
        agreements                               9,753,000    10,544,000
                                               -----------   -----------
           Net cost of product development     $ 3,611,000   $ 1,600,000
                                               ===========   ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer - a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer is depreciation related to the new state-of-the-art clean room and the related equipment. Another current project is the conversion of an automobile to a hybrid electric vehicle with an internal combustion engine fueled by hydrogen (Hydrogen ICE) coupled with an Ovonic(TM) NiMH battery system to demonstrate driving performances similar to a conventionally fueled gasoline vehicle, but with superior fuel economy and virtually no exhaust emission.

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $908,000 in the three months ended September 30, 2002 from $1,349,000 in the three months ended September 30, 2001, principally due to lower litigation costs ($239,000 in 2002 versus $606,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the litigation expenses relating to batteries for non-consumer applications beginning in Fiscal 2002. This reimbursement of $72,000 for the three months ended September 30, 2002 has been offset against the patent defense costs. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in operating, general and administrative expenses (net) from $2,158,000 in the three months ended September 30, 2001 to $3,150,000 in the three months ended September 30, 2002 was due primarily to increased spending ($962,000); for computer software upgrades ($350,000), the write-off ($272,000) of the intangible asset associated with a license agreement and increased costs of $576,000 at United Solar associated with increased net expense at the Auburn Hills facility, partially offset by $360,000 in increased allocations of expenses.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                      Three months ended
                                                         September 30,
                                                    ------------------------
                                                       2002          2001
                                                    ----------    ----------
    Gross Expenses                                  $6,649,000    $5,414,000
    Less - allocations to product development
             and research                           (1,425,000)     (682,000)
         - allocations to cost of revenues from
             product development agreements         (2,074,000)   (2,457,000)
         - amortization of negative goodwill            -           (117,000)
                                                    ----------    ----------
    Remaining Expenses                              $3,150,000    $2,158,000
                                                    ==========    ==========

      The $396,000 decrease in other income (net) ($736,000 income in 2002 compared to $1,132,000 income in 2001) resulted primarily from lower interest rates causing lower interest income ($1,040,000 in 2002 compared to $1,357,000 in 2001) on the Company's investments and from higher equity losses attributed to losses at ITS ($163,000 in 2002 compared to $129,000 in 2001), and at Bekaert ECD Solar Systems ($701,000 in 2002 compared to $644,000 in 2001).

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 required the Company to recognize, at the adoption of SFAS 142, the unamortized negative goodwill of approximately $2,216,000 (a favorable benefit) as the cumulative effect of a change in accounting principle in the Company's statements of operations on July 1, 2002.

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

                         Liquidity and Capital Resources

      As of September 30, 2002, the Company had consolidated cash, cash equivalents, short-term investments and accounts and note receivable (including $20,636,000 of amounts due from related parties) of $141,507,000 (see Note G of Notes to Consolidated Financial Statements for restrictions), a decrease of $1,024,000 from June 30, 2002. As of September 30, 2002, the Company had consolidated working capital of $101,017,000 compared with a consolidated working capital of $110,310,000 as of June 30, 2002.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2003 to decrease to approximately $42,718,000, compared to $53,546,000 received from product development agreements in the year ended June 30, 2002. However, the Company has had, and intends to have on an ongoing basis, discussions with other parties, including the U.S. government, which may provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of September 30, 2002, the Company had $116,728,000 cash, cash equivalents and short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 34 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of September 30, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor.

      During the three months ended September 30, 2002, $7,870,000 of cash was provided by operations. The difference between the net loss of $3,436,000 and the net cash provided by operations was principally due to a $12,315,000 increase in working capital (other than cash). Also contributing were non-cash costs (principally depreciation ($689,000) and equity losses in joint ventures ($864,000)). In addition, $4,229,000 of machinery and equipment was purchased, principally for ECD's state-of-the-art clean room ($1,454,000) and for United Solar's expansion ($2,564,000).

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

     o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for nonautomotive applications. ChevronTexaco is funding up to $178,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract, which began October 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company recorded revenues of $2,711,000 for work performed under the contract in the three months ended September 30, 2002 and is budgeted to receive approximately $13 million in Fiscal 2003.

     o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000, including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract, which began July 1, 2000, will last up to three years and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The
     Company has recorded total revenues of $33,874,000 for work performed under the contract, $3,475,000 of which was in the three months ended September 30, 2002, and is budgeted to receive approximately $20 million in Fiscal 2003.

     o Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of the Ovonic(TM)regenerative fuel cell technology. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, may be cancelled under certain circumstances, including not materially satisfying mutually agreed-upon milestones. The Company has recorded total revenues of $19,738,000 for work performed under the contract, of which $2,020,000 was for work performed under the contract in the three months ended September 30, 2002. While certain milestones have not been materially satisfied, ChevronTexaco has approved a budget of $3,839,000 for work to be performed through December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the future funding of the venture's activities, business strategy of the venture, and the involvement of additional joint venture partners.

     o Bekaert ECD Solar Systems LLC/United Solar Systems Corp. - ECD and Bekaert have formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out

     Canon, United Solar's previous joint venture partner) with the remaining funds to be used to fund a portion of a sixfold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in an order from Bekaert ECD Solar Systems to ECD to build equipment making solar products capable of producing on an annual basis 30MW of electrical power, currently valued at approximately $59,000,000. ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G of Notes to Consolidated Financial Statements).

     Bekaert ECD Solar Systems/United Solar will require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 through the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. ECD and Bekaert are exploring new equity investors and bank financing to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD may also provide additional bridge loans to the joint ventures (see Note G of Notes to Consolidated Financial Statements).

     During the period from October 1, 2002 through November 14, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $1,124,000 and $2,077,000, respectively.

     o Ovonic Media, LLC - the Strategic Alliance formed with General Electric, the first activity of which resulted in the creation of a joint venture, Ovonic Media, LLC. ECD recorded revenues of $332,000 for work performed in the three months ended September 30, 2002, from a contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. This joint venture is currently being funded on a month-to-month basis.

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

     In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is currently owned 95% by ECD and 5% by Ovonyx, made a $1,000,000 capital contribution to Ovonyx in exchange for an exclusive license to Ovonic(TM)

     Cognitive Computer for technology which had previously been contributed by ECD to Ovonyx.

     o ITS Innovative Transportation Systems - a German company formed to manufacture battery-driven electric, hybrid-electric and fuel cell electric vehicles. ECD currently owns 26% of ITS and Texaco Ovonic Battery Systems owns 8%. On July 1, 2002, ECD made a $1,000,000 loan to ITS. ECD made an additional loan of $1,000,000 to ITS on November 8, 2002.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $116,704,000 and $114,207,000 of these investments on September 30, 2002 and June 30, 2002, respectively. On September 30, 2002, the investments had an average maturity of 397 days, $77,421,000 of which had maturities of 91 days to 34 months. On June 30, 2002, the investments had an average maturity of 393 days, $71,997,000 of which had maturities of 91 days to 37 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of September 30, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our September 30, 2002 portfolio of approximately $1,290,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Controls and Procedures
-------   -----------------------

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      A.   Exhibits
           --------

        99.1   Chief Executive Officer's Certification Pursuant to 18 U.S.C.
        Section 1350

        99.2   Chief Financial Officer's Certification Pursuant to 18 U.S.C.
        Section 1350


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


                                    Energy Conversion Devices, Inc.
                                    (Registrant)



                              By:  /s/ Stephan W. Zumsteg
                                   ------------------------------------
                                   Stephan W. Zumsteg
Date: November 14, 2002            Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)



                              By:  /s/ Stanford R. Ovshinsky
                                   ------------------------------------
                                   Stanford R. Ovshinsky
Date: November 14, 2002            President and Chief Executive Officer

                                 CERTIFICATIONS

I, Stanford R. Ovshinsky, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Energy Conversion Devices, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002                  /S/ Stanford R. Ovshinsky
                                           -------------------------------------
                                                           Stanford R. Ovshinsky
                                           President and Chief Executive Officer

I, Stephan W. Zumsteg, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Energy Conversion Devices, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: November 14, 2002                      /S/ Stephan W. Zumsteg
                                               ---------------------------------
                                                              Stephan W. Zumsteg
                                                         Chief Financial Officer