Form 10-Q
period 2002-12-31
ENERGY CONVERSION DEVICES INC
filed 2003-02-14
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended               DECEMBER 31, 2002
                    -----------------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X .    No   .
                                               ---       ---

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes X .    No   .
                                                     ---       ---

      As of February 13, 2003, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 21,251,926 shares of ECD's Common Stock outstanding.


                               Page 1 of 56 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                 (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                       ---------------------------   ----------------------------
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   -------------
REVENUES (NOTES A and B)
  Product sales                                        $  3,243,546   $  8,715,512   $  7,055,404   $  17,378,870
  Product sales to related parties                        1,268,843      2,460,484      2,791,174       4,956,778
                                                       ------------   ------------   ------------   -------------
      Total product sales                                 4,512,389     11,175,996      9,846,578      22,335,648

  Royalties                                                 369,657        411,268        893,675       1,013,495
  Royalties - related parties                                -               4,368          5,659          10,985
                                                       ------------   ------------   ------------   -------------
      Total royalties                                       369,657        415,636        899,334       1,024,480

  Revenues from product development agreements            1,895,468      1,963,884      3,033,756       3,738,415
  Revenues from product development agreements
    with related parties                                  8,330,670     13,036,736     16,945,049      21,805,736
                                                       ------------   ------------   ------------   -------------
      Total revenues from product development
        agreements                                       10,226,138     15,000,620     19,978,805      25,544,151
  Revenues from license and other agreements              3,269,114         -           3,419,114           -
  Other                                                      34,168         27,251         69,647          71,541
  Other revenues from related parties                        66,310        125,395        118,958         227,657
                                                       ------------   ------------   ------------   -------------
      Total other revenues                                  100,478        152,646        188,605         299,198
                                                       ------------   ------------   ------------   -------------
        TOTAL REVENUES                                   18,477,776     26,744,898     34,332,436      49,203,477
                                                       ------------   ------------   ------------   -------------
EXPENSES (NOTE A)
  Cost of product sales                                   5,475,255     10,470,201     10,295,590      21,174,658
  Cost of revenues from product development agreements    9,380,534     14,759,142     18,882,763      24,912,376
  Product development and research                        4,718,173      2,694,683      8,580,450       4,685,528
  Patent defense (net)                                      668,914      1,345,674        908,299       1,951,175
  Patents                                                   504,246        366,086      1,173,358       1,109,236
  Operating, general and administrative (net)             1,766,215      2,110,976      4,915,876       4,269,122
                                                       ------------   ------------   ------------   -------------
        TOTAL EXPENSES                                   22,513,337     31,746,762     44,756,336      58,102,095
                                                       ------------   ------------   ------------   -------------
LOSS FROM OPERATIONS                                     (4,035,561)    (5,001,864)   (10,423,900)     (8,898,618)

OTHER INCOME (EXPENSE)
  Interest income                                         1,050,237      1,369,287      2,090,435       2,725,844
  Interest expense                                         (122,338)      (154,885)      (249,610)       (309,459)
  Equity loss in joint ventures                          (2,870,380)    (1,038,453)    (3,733,935)     (1,811,472)
  Minority interest share of losses                         212,053        417,447        755,079         770,944
  Other nonoperating income (net)                           (13,408)        91,284        130,515         440,959
                                                       ------------   ------------   ------------   -------------
      TOTAL OTHER INCOME (EXPENSE)                       (1,743,836)       684,680     (1,007,516)      1,816,816
                                                       ------------   ------------   ------------   -------------
  NET LOSS BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                       (5,779,397)    (4,317,184)   (11,431,416)     (7,081,802)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NOTE A)                                       -              -           2,215,560          -
                                                       ------------   ------------   ------------   -------------
  NET LOSS                                             $ (5,779,397)  $ (4,317,184)  $ (9,215,856)  $  (7,081,802)
                                                       ============   ============   ============   =============
  BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)  $       (.26)  $       (.20)  $       (.52)  $        (.33)

  BASIC NET LOSS PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)        -              -                 .10          -
                                                       ------------   ------------   ------------   -------------
  BASIC NET LOSS PER SHARE                             $       (.26)  $       (.20)  $       (.42)  $        (.33)
                                                       ============   ============   ============   =============
  DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)  $       (.26)  $       (.20)  $       (.52)  $        (.33)

  DILUTED NET LOSS PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)        -              -                 .10          -
                                                       ------------   ------------   ------------   -------------
  DILUTED NET LOSS PER SHARE (NOTE E)                  $       (.26)  $       (.20)  $       (.42)  $        (.33)
                                                       ============   ============   ============   =============

  See notes to consolidated financial statements.

                                       2

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                               December 31,      June 30,
                                                                   2002            2002
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $22,600,000 at
     December 31, 2002 and $42,210,000 at June 30, 2002        $ 22,959,803    $ 42,221,015
   Short-term investments (NOTE G)                               84,926,026      71,997,154
   Accounts receivable (net of allowance for uncollectible
     accounts of approximately $514,000 at December 31,
     2002, and $563,000 at June 30, 2002)                         4,140,984       7,268,447
   Accounts receivable due from related parties                   5,810,197       9,935,880
   Note receivable due from related party                         1,236,428       1,594,275
   Inventories                                                    1,688,231       1,163,273
   Other                                                            676,195         387,901
                                                               ------------    ------------
      TOTAL CURRENT ASSETS                                      121,437,864     134,567,945

PROPERTY, PLANT AND EQUIPMENT (NOTE A)
   Land and land improvements                                       267,000         267,000
   Buildings and improvements                                     3,592,706       3,456,088
   Machinery and other equipment (including construction
      in progress of approximately $871,000 and $694,000
      at December 31, 2002 and June 30, 2002, respectively)      31,818,548      26,713,253
   Capitalized lease equipment                                    3,053,295       3,053,295
                                                               ------------    ------------
                                                                 38,731,549      33,489,636
   Less accumulated depreciation and amortization               (23,970,351)    (22,551,768)
                                                               ------------    ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                        14,761,198      10,937,868

Investments in Rare Earth Ovonic-China (NOTE A)                   1,710,000       1,710,000

Long-Term Note Receivable - Bekaert ECD Solar
   Systems (NOTE A)                                              11,269,798      10,921,232

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (NOTE D)
   Bekaert ECD Solar Systems                                     25,987,787      27,246,958
   Bekaert ECD Europe                                                47,797          22,835
   Texaco Ovonic Fuel Cell Company                                   -               -
   Texaco Ovonic Hydrogen Systems                                    -               -
   Texaco Ovonic Battery Systems                                     -               -
   Ovonyx                                                           719,916          -
   Ovonic Media                                                       -              -
   ITS Innovative Transportation Systems                          4,923,271       3,285,757

OTHER ASSETS                                                      3,170,060       3,425,999
                                                               ------------    ------------
      TOTAL ASSETS                                             $184,027,691    $192,118,594
                                                               ============    ============

See notes to consolidated financial statements.



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               December 31,      June 30,
                                                                   2002            2002
                                                               ------------    ------------
                                                               (Unaudited)
  CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $ 17,147,677    $ 18,249,591
    Accounts payable and accrued expenses - related parties         578,984          34,218
    Salaries, wages and amounts withheld from employees           3,329,807       2,908,213
    Deferred revenues under business agreements (NOTE A)          9,243,427         640,019
    Deferred revenues - related parties (NOTE A)                  4,474,093       6,677,846
    Current installments on long-term liabilities                 2,487,563       5,261,747
                                                               ------------    ------------
        TOTAL CURRENT LIABILITIES                                37,261,551      33,771,634

  LONG-TERM LIABILITIES                                           2,692,736       3,507,537

  LONG-TERM NOTES PAYABLE (NOTE A)                               11,269,798      10,921,232

  NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                        3,527,838       3,627,931
                                                               ------------    ------------
        TOTAL LIABILITIES                                        54,751,923      51,828,334

  NEGATIVE GOODWILL (NOTE D)                                         -            2,215,560

  MINORITY INTEREST (NOTE D)                                      2,064,661       2,819,740

  COMMITMENTS (NOTE G)

  STOCKHOLDERS' EQUITY
    Capital Stock
      Class A Convertible Common Stock,
        par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                       2,199           2,199
      Class B Convertible Common Stock,
        par value $0.01 per share
          Authorized, Issued and Outstanding - 430,000 shares         4,300           4,300

    Common Stock, par value $0.01 per share:
          Authorized - 30,000,000 shares
          Issued & Outstanding - 21,249,082 shares at
            December 31, 2002 and 21,248,973 shares at
            June 30, 2002                                           212,491         212,490
    Additional paid-in capital                                  385,004,312     384,952,113
    Accumulated deficit                                        (257,409,808)   (248,193,952)
    Accumulated other comprehensive income                        1,266,953         487,950
    Unearned Compensation on Class B Convertible
      Common Stock                                               (1,869,340)     (2,210,140)
                                                               ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                              127,211,107     135,254,960
                                                               ------------    ------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $184,027,691    $192,118,594
                                                               ============    ============
   See notes to consolidated financial statements.



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                               -----------------------------
                                                                   2002            2001
                                                               -------------   -------------
  OPERATING ACTIVITIES:
    Net loss                                                   $ (9,215,856)   $ (7,081,802)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       License agreement (exchange for debt and
         related interest)                                       (3,269,114)         -
       Depreciation and amortization                              1,422,897       1,034,935
       Amortization of premium/discount on investments              325,899          -
       Equity loss in joint ventures                              3,733,935       1,811,472
       Profit deferred on sales to Bekaert ECD Solar Systems         -            1,751,676
       Creditable royalties                                        (100,093)        (99,471)
       Stock and stock options issued for service rendered          393,000         497,400
       Amortization of deferred gain                                (69,594)        (69,582)
       Amortization of negative goodwill                             -             (233,216)
       Cumulative effect of change in accounting principle       (2,215,560)         -
       Minority interest                                           (755,079)       (770,944)
       Other                                                         34,830          (4,998)

    Changes in working capital:
       Accounts receivable                                        3,127,463        (542,940)
       Accounts and note receivable due from related parties      4,483,530      (6,516,819)
       Inventories                                                 (524,958)        (99,664)
       Other assets                                                 (32,355)       (325,472)
       Accounts payable and accrued expenses                         88,795       5,418,114
       Accounts payable and accrued expenses - related parties      544,766          (1,037)
       Deferred revenues under business agreements                8,673,002         (22,797)
       Deferred revenues - related parties                       (2,203,753)        715,619
                                                               ------------    ------------
  NET CASH PROVIDED BY (USED IN) OPERATIONS                       4,441,755      (4,539,526)

  INVESTING ACTIVITIES:
       Purchases of capital equipment                            (5,304,057)     (3,251,367)
       Advances to Bekaert ECD Solar Systems                     (1,857,156)        786,247
       Investment in Bekaert ECD Europe                              -              (22,117)
       Advances to ITS Innovative Transportation Systems         (2,000,000)         -
       Investment in Ovonyx                                      (1,000,000)         -
       Purchases of investments                                 (23,520,621)    (38,076,055)
       Sales of investments                                      11,044,852      24,165,343
       Proceeds from sale of capital equipment                       23,000          24,076
                                                               ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                         (22,613,982)    (16,373,873)

  FINANCING ACTIVITIES:
       Principal payments under short-term and long-term
         debt obligations and capitalized lease obligations      (1,088,985)     (1,031,532)
       Proceeds from sale of stock to ChevronTexaco                  -            8,893,629
       Proceeds from sale of stock upon exercise of stock
         options and warrants                                        -           35,621,316
                                                               ------------    ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,088,985)     43,483,413

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 (19,261,212)     22,570,014

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               42,221,015      33,055,399
                                                               ------------    ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 22,959,803    $ 55,625,413
                                                               ============    ============

See notes to consolidated financial statements.



                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                               -----------------------------
                                                                   2002            2001
                                                              -------------   -------------
    SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:

    Cash paid for interest                                      $   249,610    $   309,459

    The Company's noncash investing and
      financing activities were as follows:

      Long-term note receivable - Bekaert ECD Solar Systems         348,566        327,337

      Long-term note payable - Canon                               (348,566)      (327,337)

      Debt principal exchanged for license - United Solar/Canon   2,500,000         -

      Accounts Payable & Accrued Expenses - Accrued interest on
        United Solar/Canon debt                                     769,114         -


















See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      Information for the three and six months ended December 31, 2002 (Fiscal
2003) and 2001 (Fiscal 2002) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(TM) nickel metal hydride (NiMH) battery technology; and its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Note D) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. (See Note D for discussion of these ventures.)

      The Company has a number of strategic alliances and has, as of December 31, 2002, seven major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC, United Solar's 40% joint venture with Bekaert;
(ii) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for propulsion applications as well as non-propulsion applications; (iii) Texaco Ovonic
Fuel Cell Company LLC, a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) regenerative fuel cell technology; (iv) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

ChevronTexaco, each having 50% interest in the joint venture, to further develop Ovonic(TM) solid hydrogen storage technology; (v) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic Unified Memory(TM) (OUM(TM)) technology; (vi) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vii) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD formed to manufacture battery-powered electric vehicles. In addition, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery), and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europe (Bekaert ECD Europe), owned 10% by United Solar and 90% by Bekaert
ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

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

      Intellectual property, including patents resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      In October 2002, the Company made a capital contribution of $1,000,000 in Ovonyx in exchange for technology, which had previously been contributed by ECD to Ovonyx, and an exclusive license through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx. ECD has recorded its $1,000,000 investment in Ovonyx and will account for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months and six months ended December 31, 2002, the Company recorded an equity loss of $280,000 related to its investment in Ovonyx.

      While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures (see Note D).

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Certain items for the three and six months ended December 31, 2001 have been reclassified to be consistent with the classification of items in the three and six months ended December 31, 2002.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company implemented these Statements on July 1, 2002 and recognized the unamortized negative goodwill of approximately $2,216,000 (a favorable benefit) as the cumulative effect of a change in accounting principle in the Company's statements of operations.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      The following is the effect on the six months ended December 31, 2002 and 2001 of this change in accounting principle:

                                                        Six Months Ended
                                                          December 31,
                                                  -----------------------------
                                                      2002            2001
                                                  -------------   -------------

         Net loss                                 $ (9,215,856)   $ (7,081,802)
           Deduct:-
             Amortization of negative goodwill          -             (233,216)
             Cumulative effect of change
               in accounting principle              (2,215,560)         -
                                                  ------------    ------------
         Net Loss before cumulative effect of
            change in accounting principle        $(11,431,416)   $ (7,315,018)
                                                  ============    ============

         Basic Net Loss Per Share                 $       (.42)   $       (.33)
             Amortization of negative goodwill          -                 (.01)
             Cumulative effect of change
               in accounting principle                    (.10)         -
                                                  ------------    ------------
         Basic Net Loss Per Share before
           cumulative effect of change in
           accounting principle                   $       (.52)   $       (.34)
                                                  ============    ============

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that discontinued operations are measured at the lower of carrying value or fair value less cost to sell and that future operating losses of discontinued operations are not recognized until they occur. The Company implemented this statement on July 1, 2002. On July 1, 2002, in accordance with the provisions of SFAS 144, the Company assessed for impairment an intangible asset it had on its books since 1995. This intangible asset, which was the result of a license agreement entered into in 1995, was originally valued at $330,000 and was being amortized over 40 years. After a review of this intangible asset, including the associated cash flows represented by recent royalties from a certain licensee, the Company determined that this intangible asset was impaired. The Company wrote off the balance ($272,250) of this intangible asset as of July 1, 2002 and recorded this amount in operating, general and administrative expense in its consolidated statements of operations for the six months ended December 31, 2002.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented this statement on January 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operation.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently applies Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees," to its stock-based compensation grants to employees. Most grants are awarded at the fair market value on the grant date in accordance with the applicable plan and, as such, no compensation expense is recorded for these grants. The Company has no current plans to change to the fair value based method of accounting for these stock option grants.

      In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This requirement is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. The Company will implement this disclosure provision in its quarterly report for the period ending March 31, 2003.

      The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," for any stock options or awards granted to nonemployees of the Company. When the measurement date (i.e., when the options are fully vested) is reached, the amount of compensation cost is determined based upon the fair value of the options. Prior to the measurement date, the amount of compensation cost of the options is estimated at each reporting date and the expense is amortized during the period during which the options vest.

      There are two executive stock option agreements which contain antidilution provisions. Options are priced based on the lower of the sales price of the additional securities sold by the Company or the fair market value of the Common Stock as of the date of issuance. When the resultant option exercise price is lower than the fair market value on the grant date, the difference is recorded as compensation expense.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                               Three Months Ended             Six Months Ended
                                                  December 31,                  December 31,
                                           ---------------------------   ---------------------------
                                               2002           2001           2002           2001
                                           ------------   ------------   ------------   ------------

  Net Loss                                 $(5,779,397)   $(4,317,184)   $(9,215,856)   $(7,081,802)
  OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gains (losses) on securities      211,459       (654,151)       779,003       (459,922)
                                           -----------    -----------    -----------    -----------
  COMPREHENSIVE LOSS                       $(5,567,938)   $(4,971,335)   $(8,436,853)   $(7,541,724)
                                           ===========    ===========    ===========    ===========


Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-Term Investments
----------------------

      The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      Short-term investments consist of commercial paper maturing in 91 days to 35 months from date of acquisition.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
--------------------------------------------------

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

Accounts Receivable
-------------------

                                                      December 31,    June 30,
                                                          2002          2002
                                                      ------------   ----------
   Long-term contracts accounted for under percentage-
    of-completion accounting
      Revenues recognized but unbilled
          Commercial customers                         $   -         $  505,857
      Amounts billed to customers
          Commercial customers                            328,616       676,462
                                                       ----------    ----------
             Sub-total                                    328,616     1,182,319

  Long-term contracts not accounted for under
    percentage-of-completion accounting
      Amounts earned which are billed in the
        subsequent month
          U.S. Government                                 375,361       371,577
          Commercial customers                            302,285       172,210
                                                       ----------    ----------
                                                          677,646       543,787
      Amounts billed
          U.S. Government                                 747,787     1,272,208
          Commercial customers                             51,020     1,575,020
                                                       ----------    ----------
                                                          798,807     2,847,228
                                                       ----------    ----------
             Sub-total                                  1,476,453     3,391,015

  Amounts unbilled for other than long-term contracts
          Commercial customers                          2,185,752     2,146,983

  Amounts billed for other than long-term contracts
          U.S. Government                                  -                370
          Commercial customers                            664,163     1,110,760
                                                       ----------    ----------
             Sub-total                                    664,163     1,111,130
  Allowance for uncollectible accounts                   (514,000)     (563,000)
                                                       ----------    ----------
             TOTAL                                     $4,140,984    $7,268,447
                                                       ==========    ==========
                                       13

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $113,947 are included in long-term other assets at December 31, 2002 and June 30, 2002. Most U.S. government contracts remain subject to audit.

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                      December 31,    June 30,
                                                          2002          2002
                                                      ------------   ----------
  Amounts earned which are billed in the
    subsequent month
      Bekaert ECD Solar Systems                       $    -         $  130,000
      Ovonic Media                                       271,394        364,263
      Texaco Ovonic Battery Systems                      876,474      2,182,575
      Texaco Ovonic Fuel Cell                            573,105        788,894
      Texaco Ovonic Hydrogen Systems                     931,575      1,874,463
                                                      ----------     ----------
           Sub-total                                   2,652,548      5,340,195

  Amounts billed
      Bekaert ECD Solar Systems                          216,250          -
      Texaco Ovonic Battery Systems                    2,628,238      1,738,990
      Texaco Ovonic Fuel Cell                              -            671,358
      Texaco Ovonic Hydrogen Systems                       -          1,508,948
                                                      ----------     ----------
           Sub-total                                   2,844,488      3,919,296

  Other unbilled
      Ovonyx                                               9,779         21,248

  Other billed
      ChevronTexaco Technology Ventures                  272,463        536,569
      Ovonyx                                              15,162         21,068
      Texaco Ovonic Battery Systems                       15,757         97,504
                                                      ----------     ----------
           Sub-total                                     303,382        655,141
                                                      ----------     ----------
           TOTAL                                      $5,810,197     $9,935,880
                                                      ==========     ==========
Inventories
-----------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials and battery packs are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead. Cost of sales is removed from inventory based on actual costs of items shipped to customers.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Inventories for United Solar and Ovonic Battery are as follows:

                                  December 31,     June 30,
                                     2002            2002
                                  ------------    ----------
           Finished products       $  339,049     $  250,370
           Work in process            369,862        478,997
           Raw materials              979,320        433,906
                                   ----------     ----------
                                   $1,688,231     $1,163,273
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

                                             Years
                                            -------
           Buildings and improvements       5 to 20
           Machinery and other equipment    3 to 10
           Capitalized lease equipment and
             leasehold improvements         3 to 10

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to ten years. Accumulated amortization on capitalized lease equipment as of December 31, 2002 and June 30, 2002 was $2,748,000 and $2,443,000, respectively.

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

Long-Term Note Receivable
-------------------------

      In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to pay Canon Inc. of Japan $12,000,000 no later than January 1, 2004 in connection with the

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

acquisition of Canon's interest in United Solar. The obligation of Bekaert ECD Solar Systems to pay ECD is guaranteed by Bekaert.

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

      The Company estimates product warranty cost liability under its machine-building and equipment sales contracts based upon its past experience and best estimate of future warranty claims. The Company has recognized a liability for these product warranties. The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2002:


          Liability at June 30, 2002               $ 2,489,024
          Amounts accrued for as warranty costs
           for the period July 1, 2002 through
             December 31, 2002                           7,981
          Warranty claims                               -
                                                   -----------
           Liability at December 31, 2002          $ 2,497,005
                                                   ===========

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      In connection with a 1992 battery development contract (1992 Contract) with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), the Company has agreed to reimburse USABC and DOE, as their recoupment for payments to the Company under the 1992 Contract, a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic(TM) NiMH batteries serve as the primary source of power for battery-propelled vehicles (Recoupment). The Company does not believe that royalties received to date for batteries manufactured by its licensees are subject to Recoupment.

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received. In the six months ended December 31, 2002, no payments were made.

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

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At December 31, 2002, approximately $8,941,000 in deferred revenues relates to the Rare Earth Ovonic contracts.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                        Six Months Ended
                                                          December 31,
                                                  -----------------------------
                                                      2002            2001
                                                  -------------   -------------
     Product sales
          Machine building and equipment sales     $ 6,711,037     $16,664,691
          Battery packs                                    578         258,389
          Metal hydride materials                      343,789         455,790
                                                   -----------     -----------
                                                     7,055,404      17,378,870
                                                   -----------     -----------
     Product sales-related parties
          Photovoltaics                              2,361,362       2,698,196
          Machine building                             304,684       2,102,872
          Battery packs                                 86,363          -
          Metal hydride materials                       38,765         155,710
                                                   -----------     -----------
                                                     2,791,174       4,956,778
                                                   -----------     -----------
     Total product sales                           $ 9,846,578     $22,335,648
                                                   ===========     ===========
     Royalties
          Battery technology                       $   879,380     $   970,608
          Optical memory                                14,295          42,887
                                                   -----------     -----------
                                                       893,675       1,013,495
     Royalty-related party
          Microelectronics                               5,659          10,985
                                                   -----------     -----------
     Total royalties                               $   899,334     $ 1,024,480
                                                   ===========     ===========
     Revenues from product development agreements
          Photovoltaics                            $ 1,263,353     $ 1,448,566
          Battery technology                         1,662,604       1,776,579
          Optical memory                                36,411         172,695
          Hydrogen                                      -              308,181
          Other                                         71,388          32,394
                                                   -----------     -----------
                                                     3,033,756       3,738,415
                                                   -----------     -----------
     Revenues from product development
       agreements - related parties
          Battery technology                         5,465,249       8,227,793
          Optical memory                               604,670         841,737
          Hydrogen                                   6,932,973       8,316,791
          Fuel cells                                 3,942,157       4,419,415
                                                   -----------     -----------
     Total revenues from product development
       agreements                                   16,945,049      21,805,736
                                                   -----------     -----------
                                                   $19,978,805     $25,544,151
                                                   ===========     ===========
     License and other agreements
         Battery technology                        $   150,000     $    -
         Photovoltaics                                  -
                                                     3,269,114          -
                                                   -----------     -----------
     Total license and other agreements            $ 3,419,114     $    -
                                                   ===========     ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                          Six Months Ended
                                            December 31,
                                    ----------------------------
                                        2002            2001
                                    ------------    ------------

          United States             $ 20,857,648    $ 27,460,818
          China                        6,574,547      16,678,513
          Japan                        4,065,593         913,486
          Mexico                       2,361,362       3,587,513
          Other countries                473,286         563,147
                                    ------------    ------------
                                    $ 34,332,436    $ 49,203,477
                                    ============    ============

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 2002 and June 30, 2002, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                    December 31,      June 30,
                                        2002            2001
                                    ------------    ------------
          Battery                   $ 1,560,902     $ 1,642,822
          Optical memory              1,966,936       1,985,109
                                    -----------     -----------
                                    $ 3,527,838     $ 3,627,931
                                    ===========     ===========

Creditable royalties earned and recognized as revenue were:

                                            Period Ended
                                            December 31,
                                    ----------------------------
                                        2002            2001
                                    ------------    ------------
          Three months ended        $    45,038     $    47,476
          Six months ended          $   100,093     $    99,471


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

      Effective April 11, 2000, ECD has consolidated United Solar in ECD's financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      ECD valued its acquisition of Canon's interest in United Solar at $13,214,630, which included the issuance of 700,000 shares of ECD Common Stock valued at $12,758,000 and the $456,630 balance in ECD-United Solar's joint venture account on April 11, 2000. The acquisition, which resulted in ECD's ownership in United Solar increasing from 49.98% to 81%, has been recorded under the purchase method of accounting. The Company allocated the purchase price for this acquisition to the net assets of United Solar. The value of the net assets acquired exceeded the purchase price resulting in negative goodwill, which resulted in a reduction of consolidated expenses. The Company allocated this negative goodwill to reduce United Solar's long-term assets (capital equipment) and applicable depreciation expense. The remaining negative goodwill ($3,265,000) was being amortized over seven years on a straight-line basis (see Note A).

      ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G).

      Beginning October 1, 2002, it was estimated that Bekaert ECD Solar Systems/United Solar would require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 for the twelve months ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. Bekaert has advised the Company that Bekaert, in order to focus on their core businesses, will not provide any additional funds to Bekaert ECD Solar Systems/United Solar beyond the $12,200,000 bridge loans which, together with ECD's bridge loans, are expected to fund operations through March 31, 2003. ECD is in discussions with potential new equity investors to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD is prepared, under the appropriate terms, to provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after March 31, 2003 until new equity investors who will advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility are brought into the joint ventures. Historically, as a consequence of ECD's
81% ownership of United Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities.
The Company will reflect up to 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture (see Note H).

      During the period from October 1, 2002 through December 31, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $2,247,000 and $4,153,000, respectively. During the period from January 1, 2003 through February 14, 2003, ECD and Bekaert have provided additional bridge loans to Bekaert ECD Solar Systems of $737,000 and

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

$3,309,000, respectively. ECD has provided additional bridge loans of $1,141,000 to United Solar.

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                          BEKAERT ECD SOLAR SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                    ---------------------------   ----------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------
                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

    Revenues                        $ 4,732,721    $ 4,956,673    $ 8,337,443    $ 8,966,488

    Operating Expenses:
      Cost of Sales                   5,005,428      5,805,410      9,220,312     10,303,913
      General and Administrative      3,462,394      2,271,850      5,870,599      3,562,247
                                    -----------    -----------    -----------    -----------
        Total Expenses                8,467,822      8,077,260     15,090,911     13,866,160
    Other Expense                       (33,925)      (772,322)      (193,007)      (915,531)
                                    -----------    -----------    -----------    -----------
    Net Loss                        $(3,769,026)   $(3,892,909)   $(6,946,475)   $(5,815,203)
                                    ===========    ===========    ===========    ===========


                          BEKAERT ECD SOLAR SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                   December 31,      June 30,
                                                       2002            2002
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
    Current Assets:
       Cash and Cash Equivalents                   $    729,530    $  6,569,025
       Inventory                                      7,039,188       7,528,767
       Other Current Assets                           9,487,546       6,636,430
                                                   ------------    ------------
           Total Current Assets                      17,256,264      20,734,222
    Property, Plant and Equipment (Net)              83,910,525      81,954,953
    Other Assets                                     38,242,253      38,674,995
                                                   -------------   ------------
           Total Assets                            $139,409,042    $141,364,170
                                                   ============    ============

    Current Liabilities:
       Accounts Payable and Other Current
         Liabilities                               $ 25,984,234    $ 19,374,416
                                                   ------------     -----------
           Total Current Liabilities                 25,984,234      19,374,416
       Note Payable - ECD                            11,269,798      10,921,232
       Long-Term Capitalized Lease                   59,860,591      61,525,996
                                                   ------------    ------------
           Total Liabilities                         97,114,623      91,821,644
    Members' Equity                                  42,294,419      49,542,526
                                                   ------------    ------------
           Total Liabilities and Members' Equity   $139,409,042    $141,364,170
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

      The Company recorded revenues from Texaco Ovonic Battery Systems of $2,754,000 and $5,465,000, respectively, for the three months and six months ended December 31, 2002 and $5,099,000 and $8,228,000, respectively for the three months and six months ended December 31, 2001 for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues from Texaco Ovonic Battery Systems of $16,000 and $39,000, respectively, for the three months and six months ended December 31, 2002 and $30,000 and $156,000, respectively, for the three months and six months ended December 31, 2001 for products sold to this joint venture.

      There are no financial statements currently available for Texaco Ovonic Battery Systems. Texaco Ovonic Battery Systems is expanding its production capacity with a new facility in Springboro, Ohio, but has a history of operating losses.

Ovonyx

      In January 1999, ECD and Mr. Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed an alliance (a corporation was formed on June 23, 1999), Ovonyx (initially owned 50% by ECD with the balance owned by Mr. Lowrey and a colleague), to further develop and commercialize ECD's Ovonic Unified Memory(TM). In February 2000, Ovonyx and Intel entered into a collaboration and royalty-bearing license agreement to jointly develop and commercialize OUM technology. Presently, ECD owns 41.7% of Ovonyx, Mr. Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      In October 2002, the Company made a capital contribution of $1,000,000 in Ovonyx in exchange for technology, which had previously been contributed by ECD to Ovonyx, and an exclusive, royalty-bearing license through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx. ECD has recorded its $1,000,000 investment in Ovonyx and will account for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

investment. In the three months and six months ended December 31, 2002, the Company recorded an equity loss of $280,000 related to its investment in Ovonyx.

      ECD recorded revenues from Ovonyx of $41,000 and $86,000, respectively, for the three months and six months ended December 31, 2002 and $124,000 and $225,000, respectively, for the three months and six months ended December 31, 2001, representing services performed for its operations.

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

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                    ---------------------------   ----------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------
                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

    Revenues
      Other Income                  $       515    $     1,587    $       646    $     3,020

    Expenses
      Product Development - Paid
        or Payable to ECD             1,751,528      2,133,450      3,666,692      3,645,226
      Product Development - Paid
        or Payable to ChevronTexaco      (2,110)       278,460         (2,110)       616,696

      Depreciation Expense              176,770        118,973        329,840        193,557
                                    -----------    -----------    -----------    -----------
        Total Expenses                1,926,188      2,530,883      3,994,422      4,455,479
                                    -----------    -----------    -----------    -----------

    Net Loss                        $(1,925,673)   $(2,529,296)   $(3,993,776)   $(4,452,459)
                                    ===========    ===========    ===========    ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                 BALANCE SHEETS
                                 --------------

                                                   December 31,      June 30,
                                                       2002            2002
                                                   ------------    ------------
                                                   (Unaudited)      (Audited)
    Current Assets:
       Cash and Cash Equivalents                   $   675,863     $    89,318
                                                   -----------     -----------
           Total Current Assets                        675,863          89,318
    Fixed Assets:
       Leasehold Improvements                        1,460,386       1,454,716
       Machinery and Other Equipment                 1,685,640       1,557,339
       Construction in Progress                        209,750          78,959
                                                   -----------     -----------
           Total Fixed Assets                        3,355,776       3,091,014
       Less Accumulated Depreciation                  (894,901)       (566,403)
                                                   -----------     -----------
           Net Fixed Assets                          2,460,875       2,524,611
                                                   -----------     -----------
              Total Assets                         $ 3,136,738     $ 2,613,929
                                                   ===========     ===========

    Current Liabilities:
       Amount Due ECD, Net                         $   538,564     $ 1,428,117
       Amount Due ChevronTexaco                         -               91,752
                                                   -----------     -----------
           Total Current Liabilities                   538,564       1,519,869

    Members' Equity:
       Capital Contributions                        23,147,890      17,650,000
       Cumulative Deficit                          (20,549,716)    (16,555,940)
                                                   -----------     -----------
           Total Members' Equity                     2,598,174       1,094,060
                                                   -----------     -----------
           Total Liabilities and Members' Equity   $ 3,136,738     $ 2,613,929
                                                   ===========     ===========

      During the three months and six months ended December 31, 2002, the Company recorded revenues of $1,922,000 and $3,942,000, respectively, and during the three months and six months ended December 31, 2001, the Company recorded revenues of $2,483,000 and $4,419,000, respectively, for services provided to this joint venture. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. While Texaco Ovonic Fuel Cell has successfully demonstrated the concept of the Ovonic(TM) regenerative fuel cell and received a patent covering its Ovonic(TM) Instant Startup Fuel Cell, certain milestones have not been materially satisfied and ChevronTexaco advised the Company that it does not have funds in its budget to fund the venture's activities after December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the venture's operations and its business strategy to involve additional joint venture partners to fund and expand the venture's operations. In the interim, the Company plans, under acceptable terms, to fund the venture (see Note H).

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

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                    ---------------------------   ----------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------
                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
    Revenues
       Other Income                  $     1,944   $     4,186    $     2,075    $     5,658

    Expenses
       Product Development - Paid
         or Payable to ECD             3,148,048     3,091,951      6,238,408      5,896,140
       Product Development - Paid
         or Payable to ChevronTexaco     448,518       727,905        774,876      1,153,633

    Depreciation Expense                 355,040       114,854        684,610        201,980
                                     -----------   -----------    -----------    -----------
    Total Expenses                     3,951,606     3,934,710      7,697,894      7,251,753
                                     -----------   -----------    -----------    -----------
    Net Loss                         $(3,949,662)  $(3,930,524)   $(7,695,819)   $(7,246,095)
                                     ===========   ===========    ===========    ===========


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                    December 31,      June 30,
                                                        2002            2002
                                                    ------------    ------------
                                                    (Unaudited)      (Audited)
       Current Assets:
          Cash and Cash Equivalents                 $ 4,693,135     $   134,823
          Accounts Receivable                           122,746          10,746
                                                    -----------     -----------
             Total Current Assets                     4,815,881         145,569
       Fixed Assets:
          Leasehold Improvements                      3,290,823       3,226,570
          Machinery and Other Equipment               2,861,172       2,543,163
          Construction in Progress                    2,932,126       2,736,571
                                                    -----------     -----------
             Total Fixed Assets                       9,084,121       8,506,304
          Less Accumulated Depreciation              (1,350,654)       (666,044)
                                                    -----------     -----------
             Net Fixed Assets                         7,733,467       7,840,260
                                                    -----------     -----------
                Total Assets                        $12,549,348     $ 7,985,829
                                                    ===========     ===========
       Current Liabilities:
          Amount Due ECD, Net                       $   883,339     $ 3,335,178
          Amount Due ChevronTexaco                      304,616         376,439
          Deferred Revenue                              127,257          15,257
                                                    -----------     -----------
             Total Current Liabilities                1,315,212       3,726,874

       Members' Equity:
          Capital Contributions                      43,698,000      29,027,000
          Cumulative Deficit                        (32,463,864)    (24,768,045)
                                                    -----------     -----------
             Total Members' Equity                   11,234,136       4,258,955
                                                    -----------     -----------
             Total Liabilities and Members' Equity  $12,549,348     $ 7,985,829
                                                    ===========     ===========

      During the three months and six months ended December 31, 2002, the Company recorded revenues of $3,270,000 and $6,744,000, respectively, and during the three months and six months ended December 31, 2001, the Company recorded revenues of $4,998,000 and $8,296,000, respectively, for services provided to this joint venture.

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems, a German company formed to manufacture battery-powered electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of ITS, ECD's interest was 5.7%. ECD's

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in ITS, increasing its ownership interest to 19%. On March 8, 2001, ECD invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its beneficial investment in ITS. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%. ECD made an advance of $1,000,000 to ITS on July 1, 2002, followed by an additional advance of $1,000,000 to ITS on November 8, 2002.

Ovonic Media

      In March 2000, ECD and GE formed a strategic alliance (the "Strategic Alliance"), the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property, know-how, licenses and equipment to the joint venture. GE has made cash and other contributions to the joint venture.

      For the three months and six months ended December 31, 2002, the Company had revenues of $272,000 and $605,000, respectively, and for the three months and six months ended December 31, 2001, the Company had revenues of $436,000 and $842,000, respectively, from Ovonic Media for services provided to this joint venture for advanced product development work. Ovonic Media has successfully met its various milestones. GE is evaluating the current market situation to determine next steps and has informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as to how to position the joint venture in order to meet the needs of the marketplace and to expand the joint venture's operations, including the possibility of new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD will fund the joint venture, under acceptable terms, until GE resumes funding, or until new partners who will provide funding, marketing and distribution are brought into the venture. The other activities of the strategic alliance are continuing on schedule (see Note H).

      The following sets forth certain financial data regarding Ovonic Media that are derived from Ovonic Media's financial statements:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                OVONIC MEDIA, LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                    ---------------------------   ----------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------
                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

    Revenues                          $   -          $   -          $   -          $   -

    Operating Expenses
       Product Development              183,491        368,922        440,670        659,291
       General and Administrative        75,000         75,000        150,000        150,000
       Depreciation Expense              30,657        104,501         61,315        120,379
                                      ---------      ---------      ----------     --------
          Total Expenses                289,148        548,423        651,985        929,670
                                      ---------      ---------      ----------     --------
          Net Loss                    $(289,148)     $(548,423)     $(651,985)     $(929,670)
                                      =========      =========      =========      ==========


                                OVONIC MEDIA, LLC
                                 BALANCE SHEETS
                                 --------------

                                                    December 31,      June 30,
                                                        2002            2002
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

       Property, Plant and Equipment (Net)          $  412,926      $  460,241
                                                    ----------      ----------
            Total Assets                            $  412,926      $  460,241
                                                    ==========      ==========
       Current Liabilities:
          Accounts Payable to ECD                   $  271,394      $  364,263
                                                    ----------      ----------
            Total Current Liabilities                  271,394         364,263

       Members' Equity:
          Capital Contributions                      5,353,881       4,656,342
          Cumulative Deficit                        (5,212,349)     (4,560,364)
                                                    ----------      ----------
            Total Members' Equity                      141,532          95,978
                                                    ----------      ----------
            Total Liabilities and Members' Equity   $  412,926      $  460,241
                                                    ==========      ==========

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of December 31, 2002, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. On February 22, 2002, ECD and Ovonic Battery made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of December 31, 2002, Ovonic Battery has received payments totaling $58,605,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $2,922,000 and $6,505,000 for the three months and six months ended December 31, 2002, respectively, and $8,252,000 and $16,664,000 for the three months and six months ended December 31, 2001, respectively.

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

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses. Both ventures are in the pre-production phase and will not commence production until funding is secured for volume production. Due to economic conditions in Russia, it is uncertain when financing will be available.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Net Loss Per Share (Continued)
---------------------------------------

Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and six months ended December 31 are computed as follows:

                                                           Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                       ---------------------------   ----------------------------
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   -------------
                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Weighted average number of shares outstanding           21,898,995     21,884,850      21,898,945    21,428,864

Net loss before cumulative effect of change
  in accounting principle                              $(5,779,397)   $(4,317,184)   $(11,431,416)  $(7,081,802)

Cumulative effect of change in accounting
  principle                                                 -              -            2,215,560        -

Net loss                                               $(5,779,397)   $(4,317,184)   $ (9,215,856)  $(7,081,802)

BASIC NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                    $      (.26)   $      (.20)   $       (.52)  $      (.33)
                                                       ===========    ===========    ============   ===========
BASIC NET LOSS PER SHARE                               $      (.26)   $      (.20)   $       (.42)  $      (.33)
                                                       ===========    ===========    ============   ===========
Weighted average number of shares outstanding           21,898,995     21,884,850      21,898,945    21,428,864

Weighted average shares for dilutive securities             -              -               -             -

Average number of shares outstanding and
  potential dilutive shares                             21,898,995     21,884,850      21,898,945    21,428,864

Net loss before cumulative effect of change
  in accounting principle                              $(5,779,397)   $(4,317,184)   $(11,431,416)  $(7,081,802)

Cumulative effect of change in accounting
  principle                                                -              -             2,215,560        -

Net loss                                               $(5,779,397)   $(4,317,184)   $ (9,215,856)  $(7,081,802)

DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                    $      (.26)   $      (.20)   $       (.52)  $      (.33)
                                                       ===========    ===========    ============   ===========
DILUTED NET LOSS PER SHARE                             $      (.26)   $      (.20)   $       (.42)  $      (.33)
                                                       ===========    ===========    ============   ===========


      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (favorable benefit) for both the basic net loss per share and the diluted net loss per share.

      Due to the Company's net losses, 2002 and 2001 weighted average shares of potential dilutive securities of 5,491 and 37,029, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were additional 2,873,311 and 2,247,726 potentially dilutive securities which were respectively excluded from the 2002 and 2001 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)

                                                                       Consolidating
                              ECD      Ovonic Battery   United Solar      Entries      Consolidated
                           ---------   --------------   ------------   -------------   ------------
Revenues
   Three months ended
      December 31, 2002    $  7,236      $ 7,337          $ 4,886        $   (981)      $ 18,478
      December 31, 2001      19,936       15,544            1,631         (10,367)        26,744

   Six months ended
      December 31, 2002    $ 13,816      $15,135          $ 6,688        $ (1,307)      $ 34,332
      December 31, 2001      39,747       28,513            3,279         (22,336)        49,203

Interest Income
   Three months ended
      December 31, 2002    $  1,028      $   -            $    22        $    -         $  1,050
      December 31, 2001       1,292          -                 77             -            1,369

   Six months ended
      December 31, 2002    $  2,045      $   -            $    45        $    -         $  2,090
      December 31, 2001       2,571          -                155             -            2,726

Interest Expense*
   Three months ended
      December 31, 2002    $   -         $    24          $    99        $    -         $    123
      December 31, 2001        -              30              124             -              154

   Six months ended
      December 31, 2002    $   -         $    53          $   197        $    -         $    250
      December 31, 2001        -              65              244             -              309

Operating Income (Loss)
   Three months ended
      December 31, 2002    $ (5,217)     $(1,498)         $ 1,462        $  1,217       $ (4,036)
      December 31, 2001      (1,399)      (2,142)          (1,144)           (317)        (5,002)


------------
*  Excludes intercompany interest.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                                       Consolidating
                              ECD      Ovonic Battery   United Solar      Entries      Consolidated
                           ---------   --------------   ------------   -------------   ------------

   Six months ended
      December 31, 2002    $(11,065)     $(2,990)         $  (510)       $  4,141       $(10,424)
      December 31, 2001      (1,857)      (4,148)          (2,194)           (700)        (8,899)


Equity in Net Loss of Investees
 Under Equity Method
   Three months ended
      December 31, 2002    $   (480)     $   -            $(2,547)       $    157       $ (2,870)
      December 31, 2001        (125)         -             (1,038)            125         (1,038)

   Six months ended
      December 31, 2002    $   (642)     $   -            $(3,404)       $    312       $ (3,734)
      December 31, 2001        (254)         -             (1,807)            250         (1,811)

Depreciation Expense
   Six months ended
      December 31, 2002    $    800      $   570          $   849        $   (796)      $  1,423
      December 31, 2001         411          573              870            (819)         1,035

Capital Expenditures
   Six months ended
      December 31, 2002    $  4,955      $   316          $    33        $    -         $  5,304
      December 31, 2001       3,017          116              118             -            3,251

Investments and Advances
  in Equity Method Investees
      December 31, 2002    $  5,643      $   -            $26,036        $    -         $ 31,679
      December 31, 2001       3,746          -             20,289             -           24,035

Identifiable Assets
      December 31, 2002    $166,071      $ 9,632          $20,891        $(12,566)      $184,028
      December 31, 2001     172,552       27,032           35,909         (28,259)       207,234


NOTE G - Commitments
--------------------

      On February 12, 2001, ECD signed an agreement with the landlord of the Bekaert ECD Solar Systems' facility guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems due under the lease for this facility for the first five years of the term of this lease agreement. ECD's maximum exposure under this guaranty is reduced by 50% of monthly rental installments paid, and was $1,995,000 as of December 31, 2002. Bekaert also has guaranteed this rent obligation to the same extent as ECD.

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

      Beginning October 1, 2002, it was estimated that Bekaert ECD Solar Systems/United Solar would require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 through the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. Bekaert has advised the Company that Bekaert, in order to focus on their core businesses, will not provide any additional funds to Bekaert ECD Solar Systems/United Solar beyond the $12,200,000 bridge loans which, together with ECD's bridge loans, are expected to fund operations through March 31, 2003. ECD is in discussions with potential new equity investors who will advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD is prepared, under the appropriate terms, to provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after March 31, 2003 until new equity investors are brought into the joint ventures. Historically, as a consequence of ECD's 81% ownership of United Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities. The Company will reflect up to 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture (see Note H).

      During the period from October 1, 2002 through December 31, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $2,247,000 and $4,153,000, respectively. During the period from January 1, 2003 through February 14, 2003, ECD and Bekaert have provided additional bridge loans to Bekaert ECD Solar Systems of $737,000 and $3,309,000, respectively. ECD has provided additional bridge loans of $1,141,000 to United Solar.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE H - Subsequent Events
--------------------------

      Subsequent to December 31, 2002, the Company was notified of the following information concerning certain of its joint ventures:

      o Bekaert ECD Solar Systems/United Solar - Bekaert has advised the Company that Bekaert, in order to focus on its core businesses, will not provide any additional funds to Bekaert ECD Solar Systems/United Solar beyond the $12,200,000 bridge loans which, together with ECD's bridge loans, are expected to fund operations through March 31, 2003. ECD is in discussions with potential new equity investors who will advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD is prepared under the appropriate terms to provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after March 31, 2003 until new equity investors are brought into the joint ventures (see Note G). Historically, as a consequence of ECD's 81% ownership of United Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities. The Company will reflect up to 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture.

      o Texaco Ovonic Fuel Cell Company LLC - While Texaco Ovonic Fuel Cell has successfully demonstrated the concept of the Ovonic(TM)regenerative fuel cell and received a patent covering its Ovonic(TM)Instant Startup Fuel Cell, certain milestones have not been materially satisfied and ChevronTexaco advised the Company that it does not have funds in its budget to fund the venture's activities after December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the the venture's operations and its business strategy to involve additional joint venture partners to fund and expand the venture's operations. In the interim, the Company plans, under acceptable terms, to fund the venture.

      o Ovonic Media has successfully met its various milestones. GE is evaluating the current market situation to determine next steps and has informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as to how to position the joint venture in order to meet the needs of the marketplace and to expand the joint venture's operations, including the possibility of new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD will fund the joint venture, under acceptable terms, until GE resumes funding, or until new partners who will provide funding, marketing and distribution are brought into the venture. The other activities of the strategic alliance are continuing on schedule.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

      o our joint venture partners and licensees may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

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

                             Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 2001
-----------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with major companies, including ChevronTexaco, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. In accordance with accounting principles generally accepted in the United States of America, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss of $5,779,000 on revenues of $18,478,000 in the three months ended December 31, 2002 compared to a net loss of $4,317,000 on revenues of $26,745,000 for the three months ended December 31, 2001. The Company had a $3,269,000 increase in license fees, a $539,000 reduction in patent expense and a decrease of $345,000 in general and administrative expense (net) that were more than offset by a $1,832,000 increase in equity loss in joint ventures, a decrease in margins on product sales of $1,669,000, an increase of $1,420,000 in the net cost of product development, a $319,000 reduction in interest income due to lower interest rates and a $105,000 reduction of other nonoperating income.

      The loss from operations decreased to $4,036,000 in 2002 from $5,002,000 in 2001 because of:

      o an operating loss of $4,000,000 in 2002 for the ECD segment (net of consolidating entries) versus operating loss of $1,716,000 in 2001, primarily due to higher investment in product development as the Company increased spending on its core technologies and higher costs related to the 30MW machine-building contract;

      o an improved operating result of $2,606,000 for United Solar (operating income of $1,462,000 in 2002 versus operating loss of $1,144,000 in 2001) primarily due to a $3,269,000 license fee;

      o a decreased operating loss of $644,000 for Ovonic Battery (operating loss of $1,498,000 in 2002 versus operating loss of $2,142,000 in 2001) primarily resulting from a profitable equipment sales contract to Rare Earth Ovonic in China and lower costs for litigation.

      The decrease in consolidated revenues primarily resulted from a reduction in product sales of $6,664,000 and a reduction in revenues from product development agreements of $4,775,000, partially offset by increased license and other agreements ($3,269,000 in 2002 versus zero in 2001).

      o The ECD segment's revenues, net of consolidating entries, decreased to $6,255,000 in 2002 from $9,569,000 in 2001 due to decreased revenues of $797,000 related to the 30MW machine-building contract, which is nearing completion, and a decrease of $2,692,000 from product development agreements, primarily resulting from reduced revenues related to product development contracts with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell.

      o The $8,207,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($2,922,000 in 2002 versus $8,252,000 in 2001) as the first phase of that project nears completion and reduced revenues from product development agreements ($3,922,000 in 2002 versus $6,394,000 in 2001), primarily resulting from reduced revenues related to product development contracts from Texaco Ovonic Battery Systems and General Motors.

      o United Solar's 2002 revenues increased to $4,886,000 in 2002 versus $1,631,000 in 2001 due to the license fee described above.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, decreased 60% to $4,512,000 in the three months ended December 31, 2002 from $11,176,000 in the three months ended December 31, 2001. Machine-building and equipment sales revenues decreased 64% to $3,293,000 in 2002 from

$9,214,000 in 2001, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-making equipment, the first phase of which is nearing completion, ($2,922,000 in 2002 compared to $8,252,000 in 2001). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $1,088,000 for the three months ended December 31, 2002 and $1,469,000 for the three months ended December 31, 2001 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $131,000 in 2002 compared to $409,000 in 2001. The Company currently has a product sales backlog of $15,175,000, of which $11,161,000 is expected to be recognized as revenues in Fiscal 2003.
(See Note B of Notes to Consolidated Financial Statements.)

      Royalties decreased 11% to $370,000 in the three months ended December 31, 2002 from $416,000 in the three months ended December 31, 2001. Royalties related to batteries for propulsion applications increased in the current quarter, but were more than offset by lower royalties for consumer applications reflecting increased production efficiencies of the Company's licensees and a small reduction in the number of batteries sold by the Company's licensees.

      Revenues from product development agreements decreased 32% to $10,226,000 in the three months ended December 31, 2002 from $15,001,000 in the three months ended December 31, 2001 primarily due to lower revenues under advanced product development agreements with Texaco Ovonic Battery Systems ($2,754,000 for 2002 compared to $5,099,000 in 2001); from Texaco Ovonic Hydrogen Systems ($3,270,000 for 2002 compared to $4,998,000 for 2001), Texaco Ovonic Fuel Cell ($1,922,000 for 2002 compared to $2,483,000 for 2001) and General Motors (zero for 2002 versus $780,000 for 2001); reduced activity related to Ovonic Media ($272,000 in 2002 versus $435,000 in 2001); and the completion of programs with the National Institute of Standards and Technology (NIST) and the DOE, which advanced the Company's hydrogen storage and optical memory technologies (zero in 2002 versus $205,000 in 2001). Increased product development revenues for United Solar ($515,000 in 2002 compared to $126,000 in 2001) partially offset the decreases. (See Note B of Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased to $3,269,000 in the three months ended December 31, 2002, from zero in the three months ended December 31, 2001. In December 2002, United Solar issued to Canon Inc. a notice whereby United Solar granted Canon rights to manufacture in two countries of their choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest of $769,000) due Canon in connection with a previous loan made to United Solar by Canon. United Solar recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the three months ended December 31, 2002. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $101,000 in the three months ended December 31, 2002 from $152,000 in the three months ended December 31, 2001. This decrease was due to reductions in revenues from Ovonyx.


      Cost of product sales decreased by $4,995,000 in the three months ended December 31, 2002 due to the $6,664,000 decrease in product sales. This resulted in a loss of $963,000 on product sales in 2002. The decreased profit primarily relates to a loss on a machine-building contract, lower sales related to the profitable equipment sales to Rare Earth Ovonic and negative margins at United Solar.

      Revenues from product development agreements currently fund 73% (compared to 86% in the same quarter in 2001) of the Company's cost of product development. The total cost of product development decreased by $3,355,000 for the three months ended December 31, 2002. Some product development expenses were shifted from funded programs to self-funded programs and were accompanied by reduced revenues of $4,775,000, resulting in an increase of $1,420,000 in net cost of product development.

                                                        Three Months Ended
                                                           December 31,
                                                   ---------------------------
                                                       2002           2001
                                                   ------------   ------------
          Cost of revenues from product
            development agreements                 $ 9,381,000    $ 14,759,000
          Product development and research           4,718,000       2,695,000
                                                   -----------    ------------
               Total cost of product development 14,099,000 17,454,000 Revenues from product development
            agreements                              10,226,000      15,001,000
                                                   -----------    ------------
               Net cost of product development     $ 3,873,000    $  2,453,000
                                                   ===========    ============

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

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $1,173,000 in the three months ended December 31, 2002 from $1,712,000 in the three months ended December 31, 2001, principally due to lower litigation costs ($669,000 in 2002 versus $1,346,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the litigation expenses relating to batteries for non-consumer applications beginning in Fiscal 2002. This reimbursement of $192,000 for the three months ended December 31, 2002 has been offset against the patent defense costs. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In December 2002, the court proceeding was dismissed and the patent infringement disputes will be resolved in an arbitration proceeding before The International Chamber of Commerce, International Court of Arbitration.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in operating, general and administrative expenses (net) from $2,111,000 in the three months ended December 31, 2001 to $1,766,000 in the three months ended December 31, 2002 was due to decreased costs of $554,000 as a result of selling expenses associated with machine-building contracts, partially offset by the amortization of negative goodwill in 2001.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                         Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

          Gross Expenses                             $ 5,667,000   $ 6,120,000
          Less - allocations to product development
                   and research                       (2,615,000)     (967,000)
               - allocations to cost of revenues from
                   product development agreements     (1,286,000)   (2,925,000)
               - amortization of negative goodwill        -           (117,000)
                                                     -----------   -----------
          Remaining Expenses                         $ 1,766,000   $ 2,111,000
                                                     ===========   ===========

      The $2,429,000 decrease in other income (net) ($1,744,000 expense in 2002 compared to $685,000 income in 2001) resulted primarily from lower interest rates causing lower interest income ($1,050,000 in 2002 compared to $1,369,000 in 2001) on the Company's investments and from higher equity losses attributed to losses at ITS ($200,000 in 2002 compared to $125,000 in 2001), Bekaert ECD Solar Systems ($2,390,000, principally due to increased sales and marketing expenses and pre-production costs related to the new 30MW production equipment, in 2002 compared to $913,000 in 2001), and at Ovonyx ($280,000 in 2002 compared to zero in 2001). The Company has begun recording its share of Ovonyx' losses because of the $1,000,000 investment ECD made to Ovonyx in exchange for technology, which had previously been contributed from ECD to Ovonyx.

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.


Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
2001
----

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with major companies, including ChevronTexaco, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company. In accordance with accounting principles generally accepted in the United States of America, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

      The Company had a net loss of $9,216,000 on revenues of $34,332,000 in the six months ended December 31, 2002 compared to a net loss of $7,082,000 on revenues of $49,203,000 for the six months ended December 31, 2001. The Company had increased license fees of $3,419,000 and reduced patent expenses of $979,000 that were more than offset by a decrease in margin on product sales of $1,610,000, an increase of $3,430,000 in the net cost of product development, an increase of $647,000 in general and administrative expense (net), a $635,000 reduction in interest income due to lower interest rates, increased equity losses of $1,923,000 and a $310,000 reduction of other nonoperating income. In addition, the Company recognized income of $2,216,000 attributable to the cumulative effect of a change in accounting principle (see Note A of Notes to Consolidated Financial Statements).

      The loss from operations increased to $10,424,000 in 2002 from $8,899,000 in 2001 because of:

      o an operating loss of $6,924,000 in 2002 for the ECD segment (net of consolidating entries) versus operating loss of $2,557,000 in 2001, primarily due to higher investment in product development as the Company increased spending on its core technologies and higher costs related to the 30MW machine-building contract;

      o a reduced operating loss of $1,684,000 for United Solar (operating loss of $510,000 in 2002 versus operating loss of $2,194,000 in 2001) primarily due to a $3,269,000 license fee in 2002, partially offset by startup and other costs associated with increasing production capacity;

      o a decreased operating loss of $1,158,000 for Ovonic Battery (operating loss of $2,990,000 in 2002 versus operating loss of $4,148,000 in 2001) primarily resulting from a profitable equipment sales contract to Rare Earth Ovonic in China, lower costs for litigation, and higher revenues from license agreements, partially offset by a write-off ($272,000) of an intangible asset associated with a license agreement.

      The decrease in consolidated revenues primarily resulted from a reduction in product sales of $12,489,000 and a reduction in revenues from product development agreements of $5,565,000, partially offset by increased license and other agreements ($3,419,000 in 2002 versus zero in 2001).

      o The ECD segment's revenues, net of consolidating entries, decreased to $12,509,000 in 2002 from $17,411,000 in 2001 due to decreased revenues of $1,798,000 related to the 30MW machine-building contract, which is nearing completion, and a decrease of $3,193,000 from product development agreements, primarily resulting from reduced revenues related to product development contracts with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell.

      o The $13,378,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic as the first phase of that project nears completion ($6,505,000 in 2002 versus $16,664,000 in 2001), reduced revenues from product development agreements ($7,128,000 in 2002 versus $10,004,000 in 2001) and a $91,000 reduction in royalty revenues, partially offset by increased revenues from license and other agreements ($150,000 in 2002 versus zero in 2001).

      o United Solar's 2002 revenues increased to $6,688,000 in 2002 versus $3,279,000 in 2001 due to a $3,269,000 license fee.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, decreased 56% to $9,847,000 in the six months ended December 31, 2002 from $22,336,000 in the six months ended December 31, 2001. Machine-building and equipment sales revenues decreased 63% to $7,016,000 in 2002 from $18,768,000 in 2001, primarily due to Ovonic
Battery contracts with Rare Earth Ovonic to provide battery-making equipment, which is nearing completion, ($6,505,000 in 2002 compared to $16,664,000 in 2001). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products to an affiliate, Bekaert ECD Solar Systems, were $2,361,000 for 2002 and $2,698,000 for 2001 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $383,000 in 2002 compared to $612,000 in 2001. The Company currently has a product sales backlog of $15,175,000, of which $11,161,000 is expected to be recognized as revenues in Fiscal 2003. (See Note B of Notes to Consolidated Financial Statements.)

      Royalties decreased 12% to $899,000 in the six months ended December 31, 2002 from $1,024,000 in the six months ended December 31, 2001. Royalties related to batteries for propulsion applications increased in the current period, but were more than offset by lower royalties for consumer applications reflecting increased production efficiencies of the Company's licensees and a small reduction in the number of batteries sold by the Company's licensees.

      Revenues from product development agreements decreased 22% to $19,979,000 in the six months ended December 31, 2002 from $25,544,000 in the six months ended December 31, 2001 primarily due to reduced battery activities under an advanced product development agreement with Texaco Ovonic Battery Systems ($5,465,000 for 2002 compared to $8,228,000 in 2001); reduced activity related to Ovonic Media ($605,000 in 2002 versus $842,000 in 2001);

and the completion of programs with the NIST and the DOE, which advanced the Company's hydrogen storage and optical memory technologies (zero in 2002 versus $481,000 in 2001). In addition, there was a decrease in revenues from Texaco Ovonic Hydrogen Systems ($6,744,000 for 2002 compared to $8,296,000 for 2001) and Texaco Ovonic Fuel Cell ($3,942,000 for 2002 compared to $4,419,000 for
2001). Increased product development revenues for United Solar ($972,000 in 2002 compared to $469,000 in 2001) partially offset the decreases. (See Note B of Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased to $3,419,000 in the six months ended December 31, 2002, from zero in the six months ended December 31, 2001. In December 2002, United Solar issued to Canon a notice whereby United Solar granted Canon rights to manufacture in two countries of their choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar by Canon. United Solar recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the six months ended December 31, 2002. License fees were also received for licenses to Henan Huanyu Power Source Co., Ltd., Guangdong Shida Battery Co., Ltd. and TWD Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $188,000 in the six months ended December 31, 2002 from $299,000 in the six months ended December 31, 2001. This decrease was due to reductions in revenues from Ovonyx.

      Cost of product sales decreased by $10,879,000 in the six months ended December 31, 2002 due to the $12,489,000 decrease in product sales. This resulted in a loss of $449,000 on product sales in 2002, compared to a profit of $1,161,000 in 2001. The decreased profit primarily relates to a loss on a machine-building contract and negative margins at United Solar.

      Revenues from product development agreements currently fund 73% (compared to 86% in the same period in 2001) of the Company's cost of product development. The total cost of product development decreased by $2,135,000 for the six months ended December 31, 2002. Some product development expenses were shifted, either in whole or in part, from funded programs to self-funded programs and were accompanied by reduced revenues of $5,565,000, resulting in an increase of $3,430,000 in net cost of product development.

                                                          Six Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
        Cost of revenues from product development
          agreements                                $ 18,883,000   $ 24,912,000
        Product development and research               8,580,000      4,686,000
                                                    ------------   ------------
            Total cost of product development         27,463,000     29,598,000
        Revenues from product development
          agreements                                  19,979,000     25,544,000
                                                    ------------   ------------
            Net cost of product development         $  7,484,000   $  4,054,000
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

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $2,082,000 in the six months ended December 31, 2002 from $3,060,000 in the six months ended December 31, 2001, principally due to lower litigation costs ($908,000 in 2002 versus $1,951,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the litigation expenses relating to batteries for non-consumer applications beginning in Fiscal 2002. This reimbursement of $264,000 for the six months ended December 31, 2002 has been offset against the patent defense costs. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In December 2002, the court proceeding was dismissed and the patent infringement disputes will be resolved in an arbitration proceeding before The International Chamber of Commerce, International Court of Arbitration.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in operating, general and administrative expenses (net) from $4,269,000 in the six months ended December 31, 2001 to $4,916,000 in the six months ended December 31, 2002 was due primarily to increased spending ($509,000); for computer software upgrades ($607,000), the write-off ($272,000) of the intangible asset associated with a license agreement and increased costs of $646,000 at United Solar primarily associated with increased selling expenses and higher costs at the new Auburn Hills facility, partially offset by $368,000 in increased allocations of expenses.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                           Six Months Ended
                                                             December 31,
                                                     -------------------------
                                                        2002          2001
                                                     -----------   -----------
      Gross Expenses                                 $12,315,000   $11,534,000
      Less  - allocations to product development
                and research                          (4,039,000)   (1,650,000)
            - allocations to cost of revenues
                from product development agreements   (3,360,000)   (5,381,000)
            - amortization of negative goodwill           -           (234,000)
                                                     -----------   -----------
      Remaining Expenses                             $ 4,916,000   $ 4,269,000
                                                     ===========   ===========


      The $2,824,000 decrease in other income (net) ($1,007,000 expense in 2002 compared to $1,817,000 income in 2001) resulted primarily from lower interest rates causing lower interest income ($2,090,000 in 2002 compared to $2,726,000 in 2001) on the Company's investments and from higher equity losses attributed to losses at ITS ($362,000 in 2002 compared to $254,000 in 2001), Bekaert ECD Solar Systems ($3,092,000, principally due to increased sales and marketing expenses and pre-production costs related to the new 30MW production equipment, in 2002 compared to $1,557,000 in 2001), and at Ovonyx ($280,000 in 2002
compared to zero in 2001). The Company has begun recording its share of Ovonyx' losses because of the $1,000,000 investment ECD made to Ovonyx in exchange for technology which had previously been contributed from ECD to Ovonyx.

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

                         Liquidity and Capital Resources

      As of December 31, 2002, the Company had consolidated cash, cash equivalents, short-term investments and accounts and note receivable (including $7,047,000 of amounts due from related parties) of $119,073,000 (see Note G of Notes to Consolidated Financial Statements for restrictions), a decrease of $13,943,000 from June 30, 2002. As of December 31, 2002, the Company had consolidated working capital of $84,176,000 compared with a consolidated working capital of $100,796,000 as of June 30, 2002.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2003 to decrease to approximately $39,187,000, compared to $53,546,000 received from product development agreements in the year ended June 30, 2002. However, the Company has had, and intends to have on an ongoing basis, discussions with other parties, including the U.S. government, which may provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of December 31, 2002, the Company had $107,886,000 cash, cash equivalents and short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 35 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of December 31, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor.

      During the six months ended December 31, 2002, $4,442,000 of cash was provided by operations. The difference between the net loss of $9,216,000 and the net cash provided by operations was principally due to a $14,156,000 increase in working capital (other than cash). Also contributing were non-cash costs (principally depreciation ($1,423,000) and equity losses in joint ventures ($3,734,000)). In addition, $5,304,000 of machinery and equipment was purchased, principally for ECD's state-of-the-art clean room ($1,470,000) and for United Solar's expansion to 30MW of production capacity ($3,330,000).

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of December 31, 2002, Ovonic Battery has received payments totaling $58,605,000 under the three contracts. Ovonic Battery has recorded revenues of $49,872,000 for the contracts, $8,941,000 less than the cash received, the excess being recorded as deferred revenues. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for the commercialization of the Company's technologies and products. Highlights are:

      o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for nonautomotive applications. ChevronTexaco is funding up to $178,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract began October 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company recorded revenues of $5,465,000 for work performed under the contract in the six months ended December 31, 2002 and is expected to receive approximately $13 million in Fiscal 2003.

      o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000, including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has recorded total revenues of $37,144,000 for work performed under the contract, $6,744,000 of which was in the six months ended December 31, 2002, and is expected to receive approximately $15 million in Fiscal 2003.

      o Texaco Ovonic Fuel Cell Company LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of the Ovonic(TM)regenerative fuel cell technology. ChevronTexaco has been funding initial product and market development, which includes funding a product development contract from Texaco Ovonic Fuel Cell to ECD. The contract, which began July 1, 2000, may be cancelled under certain circumstances, including not materially satisfying mutually agreed-upon milestones. The Company has recorded total revenues of $21,660,000 for work performed under the contract, of which $3,942,000 was for work performed under the contract in the six months ended December 31, 2002. While Texaco Ovonic Fuel Cell has successfully demonstrated the concept of the Ovonic(TM)regenerative fuel cell and received a patent covering its Ovonic(TM)Instant Startup Fuel Cell, certain milestones have not been materially satisfied and ChevronTexaco has advised the Company that it does not have funds in its budget to fund the venture's activities after December 31, 2002. The Company and ChevronTexaco are currently in discussions regarding the venture's operations and its business strategy to involve additional joint venture partners to fund and expand the venture's operations. In the interim, the Company plans, under acceptable terms, to fund the venture (see Note H of Notes to Consolidated Financial Statements).

      o Bekaert ECD Solar Systems LLC/United Solar Systems Corp. - ECD and Bekaert formed a strategic alliance whereby Bekaert invested $84,000,000 in the combined businesses ($24,000,000 of which is being used as partial payment to buy out Canon, United Solar's previous joint venture partner) with the remaining funds used to fund a portion of a sixfold capacity expansion, and a sales and marketing expansion program. The capacity expansion resulted in a new manufacturing plant making solar products capable of producing on an annual basis 30MW of electrical power, which was designed and built by ECD. ECD and Bekaert each have guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' new Auburn Hills, Michigan facility and 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G of Notes to Consolidated Financial Statements).

      Beginning October 1, 2002, it was estimated that Bekaert ECD Solar Systems/United Solar would require additional funding in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes, including an estimated $40,000,000 for the year ending September 30, 2003. Neither ECD nor Bekaert is obligated to provide any portion of the required additional funding to Bekaert ECD Solar Systems/United Solar. However, ECD and Bekaert have agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD. Bekaert has advised the Company that Bekaert, in order to focus on their core businesses, will not provide any additional funds to Bekaert ECD Solar Systems/United Solar beyond the $12,200,000 bridge loans which, together with ECD's bridge loans, are expected to fund operations through March 31, 2003. ECD is in discussions with potential new equity investors who will advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD is prepared, under appropriate terms, to provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after March 31, 2003 until new equity investors are brought into the joint ventures. Historically, as a consequence of ECD's 81% ownership of United
      Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities. The Company will reflect up to 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture (see Note H).

      During the period from October 1, 2002 through December 31, 2002, ECD and Bekaert have provided bridge loans to Bekaert ECD Solar Systems of $2,247,000 and $4,153,000, respectively. During the period from January 1, 2003 through February 14, 2003, ECD and Bekaert have provided additional bridge loans to Bekaert ECD Solar Systems of $3,309,000 and ECD has provided additional bridge loans of $665,000 to Bekaert ECD Solar Systems and $1,141,000 to United Solar.

      o Ovonic Media, LLC, the joint venture formed in March 2000 between GE Plastics and ECD, is the first activity resulting from our strategic alliance with General Electric. ECD recorded revenues of $605,000 for work performed in the six months ended December 31, 2002, from a contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily to develop process technology for the next-generation optical discs. Ovonic Media has successfully met its various milestones. GE is evaluating the current market situation to determine next steps and has informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as to how to position the joint venture in order to meet the needs of the marketplace and to expand the joint venture's operations, including the possibility of new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD will fund the joint venture, under acceptable terms, until GE resumes funding, or until new partners who will provide funding, marketing and distribution are brought into the venture. The other activities of the strategic alliance are continuing on schedule (see Note H of Notes to Consolidated Financial Statements).

      o Ovonyx, Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others with a purpose to commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM(TM). OUM(TM) memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types and may have potential as a replacement for such memory types as FLASH and DRAM. Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition, ECD receives royalties from Ovonyx equal to .5% of Ovonyx' revenues.

      In October 2002, the Company made a capital contribution of $1,000,000 in Ovonyx in exchange for technology, which had previously been contributed by ECD to Ovonyx, and an exclusive, royalty-bearing license through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx. ECD has recorded $1,000,000 investment in Ovonyx and will account for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months and six months ended December 31, 2002, the Company recorded an equity loss of $280,000 related to its investment in Ovonyx.

      o ITS Innovative Transportation Systems - a German company formed to manufacture battery-powered electric vehicles. ECD currently owns 26% of ITS and Texaco Ovonic Battery Systems owns 8%. On July 1, 2002, ECD made a $1,000,000 advance to ITS. ECD made an additional advance of $1,000,000 to ITS on November 8, 2002.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $107,526,000 and $114,207,000 of these investments on December 31, 2002 and June 30, 2002, respectively. On December 31, 2002, the investments had an average maturity of 475 days, $84,926,000 of which had maturities of 91 days to 35 months. On June 30, 2002, the investments had an average maturity of 393 days, $71,997,000 of which had maturities of 91 days to 37 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of December 31, 2002, there were two investments totaling $10,000,000 which, at that time, did not comply with the rating policy and were rated BBB+. The Company has continued to hold these investments based on advice from its investment advisor. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our December 31, 2002 portfolio of approximately $1,407,000.

Item 4.   Controls and Procedures
-------   -----------------------

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      A. Exhibits
         --------

       3.1 Amendment to Article VIII of the Bylaws effective as of February 20, 2003

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


                                  Energy Conversion Devices, Inc.
                                  -------------------------------
                                  (Registrant)



                             By:  /s/ Stephan W. Zumsteg
                                  -------------------------------------------
                                  Stephan W. Zumsteg
                                  Vice President and Chief Financial Officer
Date: February 14, 2003           (Principal financial and accounting officer)



                             By:  /s/ Stanford R. Ovshinsky
                                  -------------------------------------------
                                  Stanford R. Ovshinsky
Date: February 14, 2003           President and Chief Executive Officer

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

  Date: February 14, 2003                  /s/ Stanford R. Ovshinsky
                                           ---------------------------
                                           Stanford R. Ovshinsky
                                           President and Chief Executive Officer

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


  Date: February 14, 2003                  /s/ Stephan W. Zumsteg
                                           ---------------------------
                                           Stephan W. Zumsteg
                                           Chief Financial Officer