Form 10-Q
period 2003-03-31
ENERGY CONVERSION DEVICES INC
filed 2003-05-15
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended               MARCH 31, 2003
                    -----------------------------------------------------------

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
                                               ---       ---
      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes X .    No   .
                                                     ---       ---
      As of May 9, 2003, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 21,252,207 shares of ECD's Common Stock outstanding.


                               Page 1 of 56 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements
-------     --------------------

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                       March 31,                       March 31,
                                               ---------------------------    ---------------------------
                                                   2003           2002            2003           2002
                                               ------------   ------------    ------------   ------------
REVENUES (NOTES A and B)
  Product sales                                $  2,901,294   $  7,277,124    $  9,956,698   $ 24,655,994
  Product sales to related parties                1,955,857      2,747,240       4,747,031      7,704,018
                                               ------------   ------------    ------------   ------------
     Total product sales                          4,857,151     10,024,364      14,703,729     32,360,012
  Royalties                                         503,377        453,509       1,397,052      1,467,004
  Royalties - related parties                        26,814          5,824          32,473         16,809
                                               ------------   ------------    ------------   ------------
     Total royalties                                530,191        459,333       1,429,525      1,483,813
  Revenues from product development agreements    1,074,438      1,322,810       4,108,194      5,061,225
  Revenues from product development agreements
   with related parties                           7,038,633     12,717,273      23,983,682     34,523,009
                                               ------------   ------------    ------------   ------------
     Total revenues from product development
      agreements                                  8,113,071     14,040,083      28,091,876     39,584,234
  Revenues from license and other agreements          -              -           3,419,114          -
  Other revenues                                     55,004         30,703         124,651        102,244
  Other revenues from related parties                39,794        (64,505)        158,752        163,152
                                               ------------   ------------    ------------   ------------
     Total other revenues                            94,798        (33,802)        283,403        265,396
                                               ------------   ------------    ------------   ------------
      TOTAL REVENUES                             13,595,211     24,489,978      47,927,647     73,693,455

EXPENSES (NOTE A)
  Cost of product sales                           5,918,247      9,853,715      16,213,837     31,028,373
  Cost of revenues from product development
    agreements                                    8,672,832     14,289,248      27,555,595     39,201,624
  Product development and research                5,737,613      4,453,370      14,318,063      9,138,898
  Patent defense (net)                            1,485,772        368,459       2,394,071      2,319,634
  Patents                                           529,520        401,069       1,702,878      1,510,305
  Operating, general and administrative (net)       598,705        860,829       5,514,581      5,129,951
                                               ------------   ------------    ------------   ------------
      TOTAL EXPENSES                             22,942,689     30,226,690      67,699,025     88,328,785
                                               ------------   ------------    ------------   ------------

LOSS FROM OPERATIONS                             (9,347,478)    (5,736,712)    (19,771,378)   (14,635,330)

OTHER INCOME (EXPENSE)
  Interest income                                   958,566      1,229,912       3,049,001      3,955,756
  Interest expense                                  (80,988)      (144,696)       (330,598)      (454,155)
  Equity loss in joint ventures                  (1,494,480)    (1,131,266)     (5,228,415)    (2,942,738)
  Minority interest share of losses                 734,175        485,971       1,489,254      1,256,915
  Other nonoperating income (net)                   154,576        282,175         285,091        723,134
                                               ------------   ------------    ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)                   271,849        722,096        (735,667)     2,538,912
                                               ------------   ------------    ------------   ------------
  NET LOSS BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE               (9,075,629)    (5,014,616)    (20,507,045)   (12,096,418)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NOTE A)                                -              -           2,215,560         -
                                               ------------   ------------    ------------   ------------
  NET LOSS                                     $ (9,075,629)  $ (5,014,616)   $(18,291,485)  $(12,096,418)
                                               ============   ============    ============   ============
  BASIC NET LOSS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE (NOTE E)              $       (.41)  $       (.23)   $       (.94)  $       (.56)

  BASIC NET INCOME PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NOTE E)                                -              -                 .10          -
                                               ------------   ------------    ------------   ------------
  BASIC NET LOSS PER SHARE                     $       (.41)  $       (.23)   $       (.84)  $       (.56)
                                               ============   ============    ============   ============
  DILUTED NET LOSS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE (NOTE E)              $       (.41)  $       (.23)   $       (.94)  $       (.56)

  DILUTED NET INCOME PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NOTE E)                                -              -                 .10          -
                                               ------------   ------------    ------------   ------------
  DILUTED NET LOSS PER SHARE (NOTE E)          $       (.41)  $       (.23)   $       (.84)  $       (.56)
                                               ============   ============    ============   ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                                           ASSETS
                                           ------

                                                              March 31,         June 30,
                                                                2003              2002
                                                           --------------    --------------
                                                             (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $14,106,000 at
      March 31, 2003 and $42,210,000 at June 30, 2002       $ 14,323,162      $ 42,221,015
   Short-term investments (NOTE G)                            78,841,734        71,997,154
   Accounts receivable (net of allowance for uncollectible
      accounts of approximately $415,000 at March 31,
      2003, and $563,000 at June 30, 2002)                     4,258,608         7,268,447
   Accounts receivable due from related parties                5,558,150         9,935,880
   Note Receivable - Bekaert ECD Solar Systems (NOTE A)       12,395,901         1,594,275
   Inventories                                                 2,961,983         1,163,273
   Other                                                         408,046           387,901
                                                            ------------      ------------
      TOTAL CURRENT ASSETS                                   118,747,584       134,567,945

PROPERTY, PLANT AND EQUIPMENT (NOTE A)
   Land and land improvements                                    267,000           267,000
   Buildings and improvements                                  3,802,625         3,456,088
   Machinery and other equipment (including construction
      in progress of approximately $912,000 and $694,000
      at March 31, 2003 and June 30, 2002, respectively)      33,738,948        26,713,253
   Capitalized lease equipment                                 3,053,295         3,053,295
                                                            ------------      ------------
                                                              40,861,868        33,489,636
   Less accumulated depreciation and amortization            (24,779,013)      (22,551,768)
                                                            ------------      ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                     16,082,855        10,937,868

Investments in Rare Earth Ovonic - China (NOTE A)              1,710,000         1,710,000

Long-Term Note Receivable - Bekaert ECD Solar
   Systems (NOTE A)                                               -             10,921,232

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
 (NOTES D AND H)
   Bekaert ECD Solar Systems                                  25,295,102        27,246,958
   Bekaert ECD Europe                                             36,889            22,835
   Texaco Ovonic Hydrogen Systems                                 -                 -
   Texaco Ovonic Battery Systems                                  -                 -
   Ovonyx                                                        720,000            -
   Ovonic Media                                                   -                 -
   ITS Innovative Transportation Systems                       4,869,610         3,285,757

OTHER ASSETS                                                   3,009,688         3,425,999
                                                            ------------      ------------
      TOTAL ASSETS                                          $170,471,728      $192,118,594
                                                            ============      ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                                              March 31,         June 30,
                                                                2003              2002
                                                           --------------    --------------
                                                             (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 17,862,981      $ 18,249,591
  Accounts payable and accrued expenses - related parties        342,454            34,218
  Salaries, wages and amounts withheld from employees          2,481,119         2,908,213
  Deferred revenues under business agreements (NOTE A)         6,897,390           640,019
  Deferred revenues - related parties (NOTE A)                 3,835,058         6,677,846
  Current installments on long-term liabilities               13,793,147         5,261,747
                                                            ------------      ------------
      TOTAL CURRENT LIABILITIES                               45,212,149        33,771,634

LONG-TERM LIABILITIES                                          2,272,763         3,507,537

LONG-TERM NOTES PAYABLE (NOTE A)                                  -             10,921,232

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                       3,520,424         3,627,931
                                                            ------------      ------------
      TOTAL LIABILITIES                                       51,005,336        51,828,334

NEGATIVE GOODWILL (NOTE D)                                        -              2,215,560

MINORITY INTEREST (NOTE D)                                     1,330,486         2,819,740

COMMITMENTS (NOTE G)

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
      Authorized - 500,000 shares
      Issued & outstanding - 219,913 shares                        2,199             2,199
    Class B Convertible Common Stock,
      par value $0.01 per share
      Authorized, Issued and Outstanding - 430,000 shares          4,300             4,300

  Common Stock, par value $0.01 per share:
      Authorized - 30,000,000 shares
      Issued & Outstanding - 21,251,926 shares at March 31,
        2003 and 21,248,973 shares at June 30, 2002              212,519           212,490
  Additional paid-in capital                                 385,060,387       384,952,113
  Accumulated deficit                                       (266,485,437)     (248,193,952)
  Accumulated other comprehensive income                       1,040,878           487,950
  Unearned Compensation on Class B Convertible
    Common Stock                                              (1,698,940)       (2,210,140)
                                                            ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                             118,135,906       135,254,960
                                                            ------------      ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $170,471,728      $192,118,594
                                                            ============      ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                        (Unaudited)

                                                               Nine Months Ended
                                                                   March 31,
                                                         --------------------------------
                                                              2003              2002
                                                         --------------    --------------
OPERATING ACTIVITIES:
   Net loss                                               $(18,291,485)     $(12,096,418)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        License agreement (exchange for debt and related
          interest)                                         (3,269,114)           -
        Depreciation and amortization                        2,252,989         1,638,858
        Amortization of premium/discount on investments        532,508            -
        Equity loss in joint ventures                        5,228,415         2,942,738
        Profit deferred on sales to Bekaert ECD Solar
          Systems                                               -             (1,774,172)
        Creditable royalties                                  (107,507)         (121,975)
        Stock and stock options issued for services
          rendered                                             619,503           771,147
        Amortization of deferred gain                          (34,809)         (104,373)
        Amortization of negative goodwill                       -               (349,825)
        Cumulative effect of change in accounting
          principle                                         (2,215,560)           -
        Minority interest                                   (1,489,254)       (1,256,915)
        Other                                                   33,578           (16,748)

   Changes in working capital:
        Accounts receivable                                  3,009,839        (3,977,283)
        Accounts and note receivable due from related
          parties                                            5,024,335        (2,650,611)
        Inventories                                         (1,798,710)         (105,410)
        Other assets                                           396,166          (893,191)
        Accounts payable and accrued expenses                  (44,586)        2,714,112
        Accounts payable and accrued expenses - related
          parties                                              308,236           533,760
        Deferred revenues under business agreements          6,292,180          (147,730)
        Deferred revenues - related parties                 (2,842,788)       (1,347,478)
                                                          ------------      ------------
NET CASH USED IN OPERATIONS                                 (6,396,064)      (16,241,514)

INVESTING ACTIVITIES:
        Purchases of capital equipment                      (7,455,809)       (4,322,573)
        Proceeds from sale of capital equipment                 24,251            35,826
        Advances to Bekaert ECD Solar Systems               (2,594,466)       (3,036,551)
        Advances to ITS Innovative Transportation Systems   (2,000,000)           -
        Investment in Ovonyx                                (1,000,000)           -
        Investment in Rare Earth                                -             (1,710,000)
        Purchases of investments                           (25,536,196)      (72,698,554)
        Sales of investments                                18,712,036        45,309,216
                                                          ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                      (19,850,184)      (36,422,636)

FINANCING ACTIVITIES:
        Principal payments under short-term and
          long-term debt obligations and capitalized
          lease obligations                                 (1,651,605)       (1,564,143)
        Proceeds from sale of stock to ChevronTexaco            -              8,893,629
        Proceeds from sale of stock upon exercise of
          stock options and warrants                            -             35,660,431
                                                          ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (1,651,605)       42,989,917

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (27,897,853)       (9,674,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            42,221,015        33,055,399
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 14,323,162      $ 23,381,166
                                                          ============      ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                   (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                       -------------------------
                                                           2003          2002
                                                        ----------   ----------
 SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid for interest                               $  330,598   $  454,155

   The Company's noncash investing and financing activities were as follows:

     Short-term and long-term note receivable -
       Bekaert ECD Solar Systems                           526,999      494,903

     Short-term and long-term note payable - Canon        (526,999)    (494,903)

     Debt principal exchanged for license -
       United Solar/Canon                                2,500,000        -

     Accounts payable and accrued expenses - Accrued
        interest on United Solar/Canon debt                769,114        -

     Transfer deferred tax asset to accounts receivable      -         (864,999)

     Record tax accounts receivable                          -          864,999

     Transfer investment in Bekaert ECD Solar Systems
        to notes receivable                                  -       (4,493,166)

     Record note receivable - Bekaert ECD Solar Systems      -        4,493,166












See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      Information for the three and nine months ended March 31, 2003 (Fiscal
2003) and 2002 (Fiscal 2002) is unaudited, but includes all adjustments which Energy Conversion Devices, Inc. (ECD) considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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

      Certain items for the three and nine months ended March 31, 2002 have been reclassified to be consistent with the classification of items in the three and nine months ended March 31, 2003.

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

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD; its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(TM) nickel metal hydride (NiMH) battery technology; and its 81%-owned subsidiary United Solar Systems Corp. (United Solar) (see Notes D and H) (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. The remaining shares of United Solar are owned by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert) (see Note H - Subsequent Events). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. (See Note D for discussion of these ventures.)

      The Company has a number of strategic alliances and has six major investments accounted for by the equity method: (i) Bekaert ECD Solar Systems LLC, United Solar's 40% joint venture with Bekaert (see Note H - Subsequent Events); (ii) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for propulsion applications as well as nonpropulsion applications; (iii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop Ovonic(TM) solid hydrogen storage technology; (iv) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to commercialize ECD's Ovonic Unified Memory(TM)(OUM(TM)) technology; (v) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD; and (vi) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD formed to manufacture battery-powered electric vehicles. In addition, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery); and United Solar and Bekaert ECD Solar Systems formed a joint venture in Belgium, N.V. Bekaert ECD Europe (Bekaert ECD Europe), owned 10% by United Solar and 90% by Bekaert ECD Solar Systems. See Note D for discussion of all of the Company's ventures.

      The Company's investments in Texaco Ovonic Battery Systems, Texaco Ovonic Hydrogen Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      Intellectual property, including patents resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the nine

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

months ended March 31, 2003, ECD recorded an equity loss of $280,000. In the three months ended March 31, 2003, ECD recorded zero equity income.

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

      The following is the effect on the nine months ended March 31, 2003 and 2002 of this change in accounting principle:

                                                       Nine Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2003             2002
                                                --------------   --------------
  Net loss                                       $(18,291,485)    $(12,096,418)
      Deduct:-
        Amortization of negative goodwill              -              (349,825)
        Cumulative effect of change in
          accounting principle                     (2,215,560)          -
                                                 ------------     ------------
  Net Loss before cumulative effect of
    change in accounting principle               $(20,507,045)    $(12,446,243)
                                                 ============     ============

  Basic Net Loss Per Share                               (.84)            (.56)
        Amortization of negative goodwill              -                  (.02)
        Cumulative effect of change in
          accounting principle                           (.10)          -
                                                 ------------     ------------
  Basic Net Loss Per Share before cumulative
    effect of change in accounting principle     $       (.94)    $       (.58)
                                                 ============     ============

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that discontinued operations are measured at the lower of carrying value or fair value less cost to sell and that future operating losses of discontinued operations are not recognized until they occur. The Company implemented this statement on July 1, 2002. On July 1, 2002, in accordance with the

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

provisions of SFAS 144, the Company assessed for impairment an intangible asset it had on its balance sheet since 1995. This intangible asset, which was the result of a license agreement entered into in 1995, was originally valued at $330,000 and was being amortized over 40 years. After a review of this intangible asset, including the associated cash flows represented by recent royalties from a certain licensee, the Company determined that this intangible asset was impaired. The Company wrote off the balance ($272,250) of this intangible asset as of July 1, 2002 and recorded this amount in operating, general and administrative expense in its consolidated statements of operations for the nine months ended March 31, 2003.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently applies Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees," to its stock-based compensation grants to employees. Most grants are awarded at the fair market value on the grant date in accordance with the applicable plan and, as such, no compensation expense is recorded for these grants. The Company has no current plans to change to the fair value based method of accounting for these stock option grants.

      In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This requirement is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. The Company is adopting this requirement with the financial statements for the three months and nine months ended March 31, 2003.

      Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for three months and nine months ended March 31, 2003 and 2002 would have increased as follows:

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                       Three Months Ended              Nine Months Ended
                                            March 31,                       March 31,
                                  ----------------------------    ----------------------------
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------
Net Loss, as reported             $ (9,075,629)   $ (5,014,616)   $(18,291,485)   $(12,096,418)

Add:
  Total stock-based compensation
    expense determined under
    fair value based method          1,454,253       2,677,947       2,845,769       6,659,224
                                  ------------    ------------    ------------    ------------
Pro-forma net loss                $(10,529,882)   $ (7,692,563)   $(21,137,254)   $(18,755,642)
                                  ============    ============    ============    ============

Loss per share:
  Basic - as reported             $       (.41)   $       (.23)   $       (.84)   $       (.56)
                                  ============    ============    ============    ============
  Basic - pro forma               $       (.48)   $       (.35)   $       (.97)   $       (.87)
                                  ============    ============    ============    ============
  Diluted - as reported           $       (.41)   $       (.23)   $       (.84)   $       (.56)
                                  ============    ============    ============    ============
  Diluted - pro forma             $       (.48)   $       (.35)   $       (.97)   $       (.87)
                                  ============    ============    ============    ============

      The Company applies SFAS 123 for any stock options or awards granted to nonemployees of the Company. When the measurement date (i.e., when the options are fully vested) is reached, the amount of compensation cost is determined based upon the fair value of the options. Prior to the measurement date, the amount of compensation cost of the options is estimated at each reporting date and the expense is amortized during the period during which the options vest.

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

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                        ---------------------------   ---------------------------
                                            2003           2002           2003           2002
                                        ------------   ------------   ------------   ------------
Net Loss                                $ (9,075,629)  $ (5,014,616)  $(18,291,485)  $(12,096,418)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities     (226,075)      (967,973)       552,928     (1,427,895)
                                        ------------   ------------   ------------   ------------
COMPREHENSIVE LOSS                      $ (9,301,704)  $ (5,982,589)  $(17,738,557)  $(13,524,313)
                                        ============   ============   ============   ============

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

      Short-term investments consist of commercial paper maturing in 91 days to 28 months from date of acquisition.

Investment in Rare Earth Ovonic - China
---------------------------------------

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

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable
-------------------

                                                      March 31,      June 30,
                                                        2003           2002
                                                    ------------   ------------
Long-term contracts accounted for under
  percentage-of-completion accounting
      Revenues recognized but unbilled
          Commercial customers                      $    -         $   505,857
      Amounts billed to customers
          Commercial customers                          602,064        676,462
                                                    -----------    -----------
               Sub-total                                602,064      1,182,319

Long-term contracts not accounted for under
  percentage-of-completion accounting
      Amounts earned which are billed in
        the subsequent month
          U.S. Government                               363,800        371,577
          Commercial customers                           30,356        172,210
                                                    -----------    -----------
                                                        394,156        543,787
      Amounts billed
          U.S. Government                               741,176      1,272,208
          Commercial customers                          151,020      1,575,020
                                                    -----------    -----------
                                                        892,196      2,847,228
                                                    -----------    -----------
               Sub-total                              1,286,352      3,391,015

Amounts unbilled for other than long-term contracts
          Commercial customers                        2,044,873      2,146,983
Amounts billed for other than long-term contracts
          U.S. Government                                -                 370
          Commercial customers                          590,319      1,110,760
                                                    -----------    -----------
               Sub-total                                590,319      1,111,130

Other                                                   150,000          -
Allowance for uncollectible accounts                   (415,000)      (563,000)
                                                    -----------    -----------
               TOTAL                                $ 4,258,608    $ 7,268,447
                                                    ===========    ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $113,947 are included in long-term other assets at March 31, 2003 and June 30, 2002. Most U.S. government contracts remain subject to audit.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                      March 31,      June 30,
                                                        2003           2002
                                                    ------------   ------------
Amounts earned which are billed in the
   subsequent month
      Bekaert ECD Solar Systems                     $    -         $   130,000
      Ovonic Media                                      282,054        364,263
      Texaco Ovonic Battery Systems                   1,399,694      2,182,575
      Texaco Ovonic Fuel Cell                            82,593        788,894
      Texaco Ovonic Hydrogen Systems                  1,531,706      1,874,463
                                                    -----------    -----------
            Sub-total                                 3,296,047      5,340,195

Amounts billed
      Texaco Ovonic Battery Systems                   2,181,445      1,738,990
      Texaco Ovonic Fuel Cell                            -             671,358
      Texaco Ovonic Hydrogen Systems                     -           1,508,948
                                                    -----------    ------------
            Sub-total                                 2,181,445      3,919,296

Other unbilled
      Ovonyx                                             38,838         21,248

Other billed
      ChevronTexaco Technology Ventures                  -             536,569
      Sovlux Battery                                      1,248         -
      Ovonyx                                             13,172         21,068
      Texaco Ovonic Battery Systems                      27,400         97,504
                                                    -----------    ------------
            Sub-total                                    41,820        655,141
                                                    -----------    ------------
            TOTAL                                   $ 5,558,150    $ 9,935,880
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

      Inventories for United Solar and Ovonic Battery are as follows:

                                        March 31,       June 30,
                                          2003            2002
                                      ------------    ------------

            Finished products          $  162,098      $  250,370
            Work in process             1,670,892         478,997
            Raw materials               1,128,993         433,906
                                       ----------      ----------
                                       $2,961,983      $1,163,273
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

                                                 Years
                                             -------------
            Buildings and improvements          5 to 20
            Machinery and other equipment       3 to 12.5
            Capitalized lease equipment and
              leasehold improvements            3 to 10

      Bekaert ECD Solar Systems capitalized the total costs ($64,293,000) of the 30MW machine (equipment which, when fully optimized, will annually make solar products capable of producing 30MW of electricity) and began depreciating this equipment over a 12.5-year period (its estimated useful life) beginning
February 1, 2003. The depreciation applicable to United Solar ($744,000) for the two months ended March 31, 2003 is included in United Solar's financial statements which are consolidated with ECD's financial statements.

      Capitalized lease equipment and leasehold improvements are amortized over the shorter of the term of the lease or the life of the equipment or improvement, usually three to ten years. The 30MW equipment is being depreciated over its estimated useful life since Bekaert ECD Solar Systems expects to purchase the equipment under this lease. Accumulated amortization on capitalized lease equipment as of March 31, 2003 and June 30, 2002 was $2,901,000 and $2,443,000, respectively.

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

Long-Term Note Receivable
-------------------------

      In connection with Bekaert's investment in United Solar and Bekaert ECD Solar Systems, Bekaert ECD Solar Systems is required to pay ECD $12,000,000 no later than January 1, 2004. This noninterest-bearing note receivable was recorded on April 11, 2000 by ECD at a discounted value of $9,500,000 (using a discount rate of 6.3%). ECD is required to pay Canon Inc. of Japan $12,000,000 no later than January 1, 2004 in connection with the acquisition of Canon's interest in United Solar. The obligation of Bekaert ECD Solar Systems to pay ECD is guaranteed by Bekaert.

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

      The Company estimates product warranty cost liability under its machine-building and equipment sales contracts based upon its past experience and best estimate of future warranty claims. The Company has recognized a liability for these product warranties. The following is a summary of the changes in the product warranty liability during the three months and nine months ended March 31, 2003:

                                           Nine Months Ended  Three Months Ended
                                                      March 31, 2003
                                           ------------------------------------
    Liability beginning of the period         $ 2,489,024        $ 2,497,005
    Amounts accrued for as warranty costs         122,961            114,980
    Warranty claims                                -                  -
                                              -----------        -----------
    Liability at March 31, 2003               $ 2,611,985        $ 2,611,985
                                              ===========        ===========
Royalties
---------

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

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      In connection with a 1992 battery development contract (1992 Contract) with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), the Company has agreed to reimburse USABC and DOE, as their recoupment for payments to the Company under the 1992 Contract, a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic(TM) NiMH batteries serve as the primary source of power for battery-propelled vehicles (Recoupment). The Company has accrued as an expense 15% of such royalties.

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received. In the nine months ended March 31, 2003, no payments were made.

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

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At March 31, 2003, approximately $6,768,000 in deferred revenues relates to the Rare Earth Ovonic contracts.

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

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                        Nine Months Ended
                                                            March 31,
                                                -------------------------------
                                                     2003             2002
                                                --------------   --------------
Product sales
       Machine building and equipment sales       $ 9,256,306      $23,806,081
       Battery packs                                  138,179          315,645
       Metal hydride materials                        562,213          534,268
                                                  -----------      -----------
                                                    9,956,698       24,655,994
Product sales-related parties
       Photovoltaics                                4,128,850        3,835,363
       Machine building                               446,440        3,667,003
       Battery packs                                   86,363           19,488
       Metal hydride materials                         85,378          182,164
                                                  -----------      -----------
                                                    4,747,031        7,704,018
                                                  -----------      -----------
Total product sales                               $14,703,729      $32,360,012
                                                  ===========      ===========

Royalties
       Battery technology                         $ 1,374,237      $ 1,402,416
       Optical memory                                  22,815           64,588
                                                  -----------      -----------
                                                    1,397,052        1,467,004
Royalty-related party
       Microelectronics                                32,473           16,809
                                                  -----------      -----------
Total royalties                                   $ 1,429,525      $ 1,483,813
                                                  ===========      ===========

Revenues from product development agreements
       Photovoltaics                              $ 1,717,236      $ 1,692,117
       Battery technology                           2,258,453        2,804,721
       Optical memory                                  36,411          172,695
       Hydrogen technology                             -               348,435
       Other                                           96,094           43,257
                                                  -----------      -----------
                                                    4,108,194        5,061,225
Revenues from product development agreements -
   related parties
       Battery technology                           8,803,336       12,154,477
       Optical memory                                 615,330        1,355,332
       Hydrogen technology                         10,625,265       14,184,056
       Fuel cell technology                         3,939,751        6,829,144
                                                  -----------      -----------
                                                   23,983,682       34,523,009
                                                  -----------      -----------
Total revenues from product development
   agreements                                     $28,091,876      $39,584,234
                                                  ===========      ===========
License and other agreements
      Battery technology                          $   150,000      $    -
      Photovoltaics                                 3,269,114           -
                                                  -----------      -----------
Total license and other agreements                $ 3,419,114      $    -
                                                  ===========      ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                          Nine Months Ended
                                              March 31,
                                     ----------------------------
                                         2003            2002
                                     ------------    ------------

              United States          $29,459,019     $44,040,011
              China                    9,111,729      23,820,858
              Japan                    4,493,076       1,355,847
              Mexico                   4,128,850       3,835,363
              Hong Kong                  712,346         528,434
              Other countries             22,627         112,942
                                     -----------     -----------
                                     $47,927,647     $73,693,455
                                     ===========     ===========


NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2003 and June 30, 2002, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                      March 31,       June 30,
                                        2003            2002
                                    -------------   -------------
              Battery                $ 1,560,902     $ 1,642,822
              Optical memory           1,959,522       1,985,109
                                     -----------     -----------
                                     $ 3,520,424     $ 3,627,931
                                     ===========     ===========

Creditable royalties earned and recognized as revenue were:

                                           Period Ended
                                             March 31,
                                    ----------------------------
                                        2003            2002
                                    ------------    ------------
              Three months ended     $    7,414     $   22,504
              Nine months ended      $  107,507     $  121,975

      There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar/Bekaert ECD Solar Systems

      On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The joint venture entailed an investment in a new manufacturing facility (equipment which, when fully optimized, will annually make solar products capable of producing 30MW of electricity), a sales and marketing expansion program, and the purchase of Canon's interest in United Solar for an initial investment by Bekaert of $84,000,000.

      ECD and Bekaert guaranteed 50% of the rent obligation for Bekaert ECD Solar Systems' Auburn Hills, Michigan facility and, in December 2002, 50% of Bekaert ECD Solar Systems' $40,000,000 sale-and-leaseback of the 30MW machinery and equipment (see Note G).

      Beginning October 1, 2002, it was estimated that Bekaert ECD Solar Systems/United Solar would require additional funding of $40,000,000 for the twelve months ending September 30, 2003, in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. While neither ECD nor Bekaert was obligated to provide any portion of the required additional funding, ECD and Bekaert agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD.

      Bekaert had advised the Company that it was focusing on its core businesses and would not provide any additional funds to Bekaert ECD Solar Systems/United Solar beyond the $12,200,000 bridge loans, which together with ECD's bridge loans funded operations through April 30, 2003.

      On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar and 60% interest in Bekaert ECD Solar Systems (bringing the Company's interest in each of these joint ventures to 100%) for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003). Additionally, the Company provided $36 million to Bekaert ECD Solar Systems to terminate its sale and leaseback arrangement with LaSalle National Leasing Corporation and, as a result, freed up the $20 million of Company funds that had been restricted in support of its guarantee of this lease. The Company also provided back-up guarantees to Bekaert for its guarantee of United Solar's Fuji lease
($3.4 million) and Bekaert's share of the guarantee of the Auburn Hills facility ($1.8 million) (see Note G - Commitments). Bekaert will receive rights to United Solar's technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable for its bridge loans to Bekaert ECD Solar Systems (see Note H - Subsequent Events).

ECD is in discussions with potential new equity investors to meet the joint ventures' future cash requirements, as well as refinancing the 30MW equipment. ECD has agreed to

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after April 30, 2003 until new equity investors, who would advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility, are brought into the joint ventures. Historically, as a consequence of ECD's 81% ownership of United Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities. The Company will reflect 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture.

      During the period from October 1, 2002 through March 31, 2003, ECD provided bridge loans to Bekaert ECD Solar Systems and United Solar of $2,984,000 and $2,247,000, respectively, and Bekaert provided bridge loans to Bekaert ECD Solar Systems of $9,669,000. During the period from April 1, 2003 through April 18, 2003, ECD provided additional bridge loans to United Solar of $1,369,000 and Bekaert has provided additional bridge loans to Bekaert
ECD Solar Systems of $2,531,000.

      As of April 18, 2003, Bekaert ECD Solar Systems and United Solar have fully drawn down the bridge loans committed by Bekaert and ECD (except for the final $9.5 million, which is the remaining amount due ECD under the 30MW equipment contract).

      The following sets forth certain financial data regarding Bekaert ECD Solar Systems that are derived from Bekaert ECD Solar Systems' financial statements.

                                      BEKAERT ECD SOLAR SYSTEMS LLC
                                        STATEMENTS OF OPERATIONS
                                        ------------------------

                                    Three Months Ended             Nine Months Ended
                                        March 31,                      March 31,
                                ---------------------------    ---------------------------
                                    2003           2002            2003           2002
                                ------------   ------------    ------------   ------------
                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenues                        $ 4,452,744    $ 3,396,962     $ 12,790,187   $ 12,363,450

Operating Expenses:
  Cost of Sales                   4,648,665      4,356,608       13,868,977     14,180,773
  General and Administrative      2,638,231      1,685,975        8,508,830      5,628,592
                                -----------    -----------     ------------   ------------
    Total Expenses                7,286,896      6,042,583       22,377,807     19,809,365
Other Expense                       809,603        624,745        1,002,610      1,708,522
                                -----------    -----------     ------------   ------------
Net Loss                        $(3,643,755)   $(3,270,366)    $(10,590,230)  $ (9,154,437)
                                ===========    ===========     ============   ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          BEKAERT ECD SOLAR SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                  March 31,        June 30,
                                                    2003             2002
                                                 ------------    ------------
                                                 (Unaudited)     (Unaudited)
                                                 ------------    ------------
    Current Assets:
      Cash and Cash Equivalents                  $  1,411,451    $  6,569,025
      Inventory                                     8,532,741       7,528,767
      Other Current Assets                         10,001,911       6,636,430
                                                 ------------    ------------
          Total Current Assets                     19,946,103      20,734,222
    Property, Plant and Equipment (Net)            81,902,557      81,954,953
    Other Assets                                   37,915,108      38,674,995
                                                 ------------    ------------
          Total Assets                           $139,763,768    $141,364,170
                                                 ============    ============
    Current Liabilities:
      Accounts Payable and Other Current
        Liabilities                              $ 42,446,667    $ 19,374,416
                                                 ------------    ------------
          Total Current Liabilities                42,446,667      19,374,416
      Note Payable - ECD                                -          10,921,232
      Long-Term Capitalized Lease                  58,655,670      61,525,996
                                                 ------------    ------------
          Total Liabilities                       101,102,337      91,821,644
    Members' Equity                                38,661,431      49,542,526
                                                 ------------    ------------
          Total Liabilities and Members' Equity  $139,763,768    $141,364,170
                                                 ============    ============

      The Company recorded revenues from Bekaert ECD Solar Systems of $1,909,000 and $4,575,000, respectively, for the three months and nine months ended March 31, 2003 and $2,701,000 and $7,502,000, respectively, for the three months and nine months ended March 31, 2002, representing revenues realized on ECD's machine-building contract with Bekaert ECD Solar Systems and United Solar's sales of product to Bekaert ECD Solar Systems.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues from Texaco Ovonic Battery Systems of $3,338,000 and $8,803,000, respectively, for the three months and nine months ended March 31, 2003 and $3,927,000 and $12,155,000, respectively, for the three months and nine months ended March 31, 2002 for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues of $46,000 and $85,000, respectively, for the three months and nine months ended March 31, 2003 and $46,000 and $188,000, respectively, for the three months and nine months ended March 31, 2002 for products sold to Texaco Ovonic Battery Systems.

      There are no financial statements currently available for Texaco Ovonic Battery Systems. Texaco Ovonic Battery Systems is expanding its production capacity with a new facility in Springboro, Ohio, but has a history of operating losses.

Ovonyx

      ECD owns 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the nine months ended March 31, 2003, ECD recorded an equity loss of $280,000. In the three months ended March 31, 2003, ECD recorded zero equity income.

      ECD recorded revenues from Ovonyx of $32,000 and $115,000, respectively, for the three months and nine months ended March 31, 2003 and ($71,000) (negative revenues due to an adjustment) and $155,000, respectively, for the three months and nine months ended March 31, 2002, representing services performed for its operations.

Texaco Ovonic Fuel Cell

      In September 2000, ECD and ChevronTexaco formed Texaco Ovonic Fuel Cell. ChevronTexaco was funding (through December 31, 2002) initial product and market development, the primary use of which was to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic(TM) regenerative fuel cell technology. The joint venture was owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      On April 30, 2003, ECD signed a memorandum of understanding with ChevronTexaco whereby ECD will acquire ChevronTexaco's interest in Texaco Ovonic Fuel Cell for $1 effective

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

December 31, 2002. When this transaction is completed, the Company will include this joint venture in its consolidated financial statements. ECD is continuing its development work and is currently funding all of this joint venture's development costs. (See Note H - Subsequent Events.)

      The following sets forth certain financial data regarding Texaco Ovonic Fuel Cell that are derived from Texaco Ovonic Fuel Cell's financial statements.

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        Three Months Ended              Nine Months Ended
                                             March 31,                       March 31,
                                    ---------------------------    ---------------------------
                                        2003*          2002            2003           2002
                                    ------------   ------------    ------------   ------------
                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenues
  Dividend Income                   $       564    $     2,276     $     1,232    $     5,296

Expenses
  Product Development - Paid or
     Payable to ECD                       -          2,176,879       3,666,714      5,822,105
  Product Development - Paid or
     Payable to ChevronTexaco             -            260,003          (2,110)       876,699
  Depreciation Expense                  164,920        146,056         494,760        339,613
                                    -----------    -----------     -----------    -----------
     Total Expenses                     164,920      2,582,938       4,159,364      7,038,417
                                    -----------    -----------     -----------    -----------
Net Loss                            $  (164,356)   $(2,580,662)    $(4,158,132)   $(7,033,121)
                                    ===========    ===========     ===========    ===========

------------------
* Excludes amounts funded by ECD on fuel cell development activities.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC FUEL CELL COMPANY LLC
                                 BALANCE SHEETS
                                 --------------

                                                     March 31,       June 30,
                                                       2003            2002
                                                   ------------    ------------
                                                   (Unaudited)     (Audited)
   Current Assets:
      Cash and Cash Equivalents                    $   105,728     $    89,318
                                                   -----------     -----------
          Total Current Assets                         105,728          89,318
   Fixed Assets:
      Leasehold Improvements                         1,460,386       1,454,716
      Machinery and Other Equipment                  1,685,110       1,557,339
      Construction in Progress                         292,873          78,959
                                                   -----------     -----------
          Total Fixed Assets                         3,438,369       3,091,014
      Less Accumulated Depreciation                 (1,059,821)       (566,403)
                                                   -----------     -----------
        Net Fixed Assets                             2,378,548       2,524,611
                                                   -----------     -----------
          Total Assets                             $ 2,484,276     $ 2,613,929
                                                   ===========     ===========
   Current Liabilities:
      Amount Due ECD, Net                          $    50,458     $ 1,428,117
      Amount Due ChevronTexaco                          -               91,752
                                                   -----------     -----------
          Total Current Liabilities                     50,458       1,519,869
   Members' Equity:
      Capital Contributions                         23,147,890      17,650,000
      Cumulative Deficit                           (20,714,072)    (16,555,940)
                                                   -----------     -----------
          Total Members' Equity                      2,433,818       1,094,060
                                                   -----------     -----------
            Total Liabilities and Members' Equity  $ 2,484,276     $ 2,613,929
                                                   ===========     ===========

      During the three months and nine months ended March 31, 2003, the Company recorded revenues of zero and $3,940,000, respectively, and during the three months and nine months ended March 31, 2002, the Company recorded revenues of $2,410,000 and $6,829,000, respectively, for services provided to this joint venture.

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

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended             Nine Months Ended
                                             March 31,                      March 31,
                                    ---------------------------    ---------------------------
                                        2003           2002            2003           2002
                                    ------------   ------------    ------------   ------------
                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenues
  Other Income                      $     7,519    $    20,330     $      9,594   $     25,988

Expenses
  Product Development - Paid or
     Payable to ECD                   2,950,992      2,950,172        9,189,400      8,846,312
  Product Development - Paid or
     Payable to ChevronTexaco         1,261,046        161,333        2,035,922      1,314,966
  Depreciation Expense                  591,570        215,617        1,276,180        417,597
                                    -----------    -----------     ------------   ------------
     Total Expenses                   4,803,608      3,327,122       12,501,502     10,578,875
                                    -----------    -----------     ------------   ------------
Net Loss                            $(4,796,089)   $(3,306,792)    $(12,491,908)  $(10,552,887)
                                    ===========    ===========     ============   ============


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                   March 31,       June 30,
                                                     2003            2002
                                                 ------------    ------------
                                                 (Unaudited)     (Audited)
   Current Assets:
      Cash and Cash Equivalents                  $ 3,632,387     $   134,823
      Accounts Receivable                            122,746          10,746
                                                 -----------     -----------
        Total Current Assets                       3,755,133         145,569
   Fixed Assets:
      Leasehold Improvements                       6,125,233       3,226,570
      Machinery and Other Equipment                2,850,728       2,543,163
      Construction in Progress                       458,499       2,736,571
                                                 -----------     -----------
          Total Fixed Assets                       9,434,460       8,506,304
      Less Accumulated Depreciation               (1,942,224)       (666,044)
                                                 ------------    -----------
        Net Fixed Assets                           7,492,236       7,840,260
                                                 -----------     -----------
          Total Assets                           $11,247,369     $ 7,985,829
                                                 ===========     ===========

   Current Liabilities:
      Amount Due ECD, Net                        $ 1,201,019     $ 3,335,178
      Amount Due ChevronTexaco                     1,281,046         376,439
      Deferred Revenue                                15,257          15,257
                                                 -----------     -----------
         Total Current Liabilities                 2,497,322       3,726,874
   Noncurrent Liabilities:
      Deferred Revenue                               112,000          -
   Members' Equity:
      Capital Contributions                       45,898,000      29,027,000
      Cumulative Deficit                         (37,259,953)    (24,768,045)
                                                 ------------    -----------
         Total Members' Equity                     8,638,047       4,258,955
                                                 -----------     -----------
          Total Liabilities and Members' Equity  $11,247,369     $ 7,985,829
                                                 ===========     ===========

      During the three months and nine months ended March 31, 2003, the Company recorded revenues of $3,584,000 and $10,328,000, respectively, and during the three months and nine months ended March 31, 2002 the Company recorded revenues of $5,825,000 and $14,121,000, respectively, for services provided to this joint venture.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems, a German company formed to manufacture battery-powered electric vehicles, was initially capitalized with a minor amount of cash and a contribution of 625,000 shares of Unique Mobility Common Stock. Of the stock contribution, 208,333 shares (79,092 of which were acquired from EV Global in exchange for 34,723 shares of ECD) were contributed by ECD. At the inception of ITS, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. On October 3, 2000, ECD invested an additional amount of $909,000 in ITS, increasing its ownership interest to 19%. On March 8, 2001, ECD invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 8, 2001, ECD is using the equity method to account for its beneficial investment in ITS. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%. ECD made an advance of $1,000,000, in the form of a note, to ITS on July 1, 2002, followed by an additional advance of $1,000,000 to ITS on November 8, 2002.

Ovonic Media

      Ovonic Media is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property, know-how, licenses and equipment to the joint venture. GE has made cash and other contributions to the joint venture.

      For the three months and nine months ended March 31, 2003, the Company had revenues of $11,000 and $615,000, respectively, and for the three months and nine months ended March 31, 2002, the Company had revenues of $514,000 and $1,355,000, respectively, from Ovonic Media for services provided to this joint venture for advanced product development work. GE is evaluating the current market situation to determine next steps and has informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as how to best position the joint venture in order to meet the needs of the marketplace, expand the joint venture's operations, and secure new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD will fund continued product development activities until new partners who will provide funding, marketing and distribution are brought into the venture or GE resumes funding.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                OVONIC MEDIA, LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        Three Months Ended              Nine Months Ended
                                            March 31,                       March 31,
                                    ---------------------------    ---------------------------
                                        2003*          2002            2003           2002
                                    ------------   ------------    ------------   ------------
                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
  Revenues                          $     -        $     -         $     -        $     -

  Operating Expenses
    Product Development                   8,241        432,736         454,122      1,159,255
    General and Administrative            2,419         75,000         152,419        217,289
    Depreciation Expense                 33,961         30,432          90,065         91,294
                                    -----------    -----------     -----------    -----------
      Total Expenses                     44,621        538,168         696,606      1,467,838
                                    -----------    -----------     -----------    -----------
      Net Loss                      $   (44,621)   $  (538,168)    $  (696,606)   $(1,467,838)
                                    ===========    ===========     ===========    ===========

------------------
* Excludes amounts funded by ECD on additional product development activities.

                                OVONIC MEDIA, LLC
                                 BALANCE SHEETS
                                 --------------

                                                   March 31,       June 30,
                                                     2003            2002
                                                 ------------    ------------
                                                 (Unaudited)     (Unaudited)

   Property, Plant and Equipment (Net)           $    378,965    $   460,241
                                                 ------------    -----------
         Total Assets                            $    378,965    $   460,241
                                                 ============    ===========

   Current Liabilities:
      Accounts Payable to ECD                    $    282,054    $   364,263
                                                 ------------    -----------
         Total Current Liabilities                    282,054        364,263

   Members' Equity:
      Capital Contributions                         5,353,881      4,656,342
      Cumulative Deficit                           (5,256,970)    (4,560,364)
                                                 ------------    -----------
         Total Members' Equity                         96,911         95,978
                                                 ------------    -----------

         Total Liabilities and Members' Equity   $    378,965    $   460,241
                                                 ============    ===========

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of March 31, 2003, three of the

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of March 31, 2003, Ovonic Battery has received payments totaling $58,605,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $2,528,000 and $9,033,000 for the three months and nine months ended March, 2003, respectively, and $7,137,000 and $23,802,000 for the three months and nine months ended March 31, 2002, respectively.

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

      There are no financial statements currently available for Sovlux or Sovlux Battery. Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses. Both ventures are in the developmental phase and will not commence production until funding is secured for production. Due to economic conditions in Russia, it is uncertain when financing will be available.

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

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Net Loss Per Share (Continued)
---------------------------------------

Weighted average number of shares outstanding and basic and diluted earnings per share for the three months and nine months ended March 31 are computed as follows:

                                              Three Months Ended              Nine Months Ended
                                                   March 31,                      March 31,
                                         ---------------------------    ----------------------------
                                             2003           2002            2003           2002
                                         ------------   ------------    ------------   -------------
Weighted average number of shares
  outstanding                             21,901,776     21,891,189      21,899,875      21,580,726
Net loss before cumulative effect of
  change in accounting principle         $(9,075,629)   $(5,014,616)   $(20,507,045)   $(12,096,418)
Cumulative effect of change in
  accounting principle                        -              -            2,215,560         -
Net loss                                 $(9,075,629)   $(5,014,616)   $(18,291,485)   $(12,096,418)
BASIC NET LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                    $      (.41)   $      (.23)   $       (.94)   $       (.56)
                                         ===========    ===========    ============    ============
BASIC NET LOSS PER SHARE                 $      (.41)   $      (.23)   $       (.84)   $       (.56)
                                         ===========    ===========    ============    ============

Weighted average number of shares
  outstanding                             21,901,776     21,891,189      21,899,875      21,580,726

Weighted average shares for dilutive
  securities                                  -              -               -               -

Average number of shares outstanding
  and potential dilutive shares           21,901,776     21,891,189      21,899,875      21,580,726

Net loss before cumulative effect of
  change in accounting principle         $(9,075,629)   $(5,014,616)   $(20,507,045)   $(12,096,418)

Cumulative effect of change in
  accounting principle                        -              -            2,215,560          -

Net loss                                 $(9,075,629)   $(5,014,616)   $(18,291,485)   $(12,096,418)

DILUTED NET LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                    $      (.41)   $      (.23)   $       (.94)   $       (.56)
                                         ===========    ===========    ============    ============
DILUTED NET LOSS PER SHARE               $      (.41)   $      (.23)   $       (.84)   $       (.56)
                                         ===========    ===========    ============    ============

      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (favorable benefit) for both the basic and diluted net loss per share.

      Due to the Company's net losses, 2003 and 2002 weighted average shares of potential dilutive securities of 5,491 and 18,679, respectively, were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were additional 3,324,442 and 2,544,716 potentially dilutive securities, which were respectively excluded from the 2003 and 2002 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)

                                                                         Consolidating
                             ECD       Ovonic Battery    United Solar       Entries       Consolidated
                          ---------    --------------    ------------    -------------    ------------
Revenues
   Three months ended
      March 31, 2003      $  4,519       $  7,361          $ 2,139         $   (423)        $ 13,596
      March 31, 2002        15,014         12,707            1,438           (4,669)          24,490

   Nine months ended
      March 31, 2003      $ 18,335       $ 22,496          $ 8,827         $ (1,730)        $ 47,928
      March 31, 2002        53,062         41,220            4,717          (25,306)          73,693

Interest Income
   Three months ended
      March 31, 2003      $    946       $   -             $    13         $   -            $    959
      March 31, 2002         1,158           -                  72             -               1,230

   Nine months ended
      March 31, 2003      $  2,991       $   -             $    58         $   -            $  3,049
      March 31, 2002         3,729           -                 227             -               3,956

Interest Expense*
   Three months ended
      March 31, 2003      $    -         $     18          $    62         $   -            $     80
      March 31, 2002           -               26              119             -                 145

   Nine months ended
      March 31, 2003      $    -         $     71          $   259         $   -            $    330
      March 31, 2002           -               91              363             -                 454

Operating Income (Loss)
   Three months ended
      March 31, 2003      $ (7,144)      $ (1,180)         $(2,263)        $  1,240         $ (9,347)
      March 31, 2002        (5,489)        (1,159)          (1,493)           2,405           (5,736)


--------------
*  Excludes intercompany interest.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                                                         Consolidating
                             ECD       Ovonic Battery    United Solar       Entries       Consolidated
                          ---------    --------------    ------------    -------------    ------------
Operating Income (Loss)
   Nine months ended
      March 31, 2003      $(18,209)      $ (4,170)         $(2,773)        $  5,381         $(19,771)
      March 31, 2002        (8,991)        (5,307)          (3,687)           3,350          (14,635)

Equity in Net Income (Loss) of
 Investees Under Equity Method
   Three months ended
      March 31, 2003      $    (54)      $   -             $(1,597)        $    157         $ (1,494)
      March 31, 2002          (200)          -              (1,057)             125           (1,132)

   Nine months ended
      March 31, 2003      $   (696)      $   -             $(5,001)        $    469         $ (5,228)
      March 31, 2002          (454)          -              (2,864)             375           (2,943)

Depreciation Expense
   Nine months ended
      March 31, 2003      $  1,308       $    865          $ 1,273         $ (1,193)        $  2,253
      March 31, 2002           696            858            1,310           (1,225)           1,639

Capital Expenditures
   Nine months ended
      March 31, 2003      $  6,564       $    844          $    48         $   -            $  7,456
      March 31, 2002         4,042            151              130             -               4,323

Investments and Advances
  in Equity Method Investees
      March 31, 2003      $  5,590       $   -             $25,332        $    -            $ 30,922
      March 31, 2002         3,547           -              18,210             -              21,757

Identifiable Assets
      March 31, 2003      $155,030       $  9,138          $19,649         $(13,345)        $170,472
      March 31, 2002       152,783         33,486           33,649          (24,601)         195,317


NOTE G - Commitments
--------------------
      On February 12, 2001, ECD signed an agreement with the landlord of Bekaert ECD Solar Systems guaranteeing 50% of the rent obligation ($3,015,000) of Bekaert ECD Solar Systems' facility for the first five years of the term of the lease agreement for this facility. ECD's maximum exposure under this guaranty is reduced by 50% of monthly rental installments paid, and was $1,849,000 as of March 31, 2003. Bekaert also has guaranteed this rent obligation to the same extent as ECD. ECD acquired Bekaert's interest in Bekaert ECD Solar Systems and

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Commitments (Continued)
-------------------------------

United Solar on May 14, 2003 and provided back-up guarantees to Bekaert for its portion of the guarantee, which is backed up by a standby letter of credit. (See Note H - Subsequent Events.)

      In December 2001, Bekaert ECD Solar Systems and LaSalle National Leasing Corporation entered into a $40 million sale-and-leaseback transaction pursuant to which Bekaert ECD Solar Systems' 30MW machinery and equipment were sold to LaSalle and leased back for a period of seven years. In connection with this transaction, ECD and Bekaert guaranteed Bekaert ECD Solar Systems' lease payments and ECD has pledged $25 million of its short-term investments to secure its portion of the guarantee. The Company, at its sole election, can replace the investments with $20 million of money market funds to meet the security requirement. On May 14, 2003, ECD acquired Bekaert's interest in Bekaert ECD Solar Systems and United Solar and advanced $36 million to Bekaert ECD Solar Systems, which repaid this lease and all guarantees were released. (See Note H - Subsequent Events.)

      Also, upon ECD's acquiring of Bekaert's interest in United Solar, ECD provided a guarantee to Bekaert for the remaining balance (approximately $3.4 million) of the Fuji lease. This guarantee is backed up by a standby letter of credit.

      Beginning October 1, 2002, it was estimated that Bekaert ECD Solar Systems/United Solar would require additional funding, an estimated $40,000,000 for the twelve months ending September 30, 2003, in order to cover operating expenses, including ramp-up of production and implementation of marketing programs, and for working capital purposes. While neither ECD nor Bekaert was obligated to provide any portion of the required additional funding, ECD and Bekaert agreed to make bridge loans to the joint ventures in the aggregate amount of $28,300,000 with $12,200,000 in bridge loans provided by Bekaert and $16,100,000 by ECD.

      Bekaert advised the Company that it was focusing on its core businesses and would not provide any additional funds to Bekaert ECD Solar
Systems/United Solar beyond the $12,200,000 bridge loans, which together with ECD's bridge loans funded operations through April 30, 2003. ECD is in discussions with potential new equity investors to meet the joint ventures' future cash requirements, as well as discussing restructuring of the joint ventures. ECD has agreed to provide 100% of Bekaert ECD Solar Systems/United Solar's funding requirements after April 30, 2003 until new equity investors who would advance our unique, proprietary thin-film technology represented by our new 30MW manufacturing facility are brought into the joint ventures. Historically, as a consequence of ECD's 81% ownership of United Solar and United Solar's 40% membership interest in Bekaert ECD Solar Systems, the Company's financial results have included approximately 50% of the combined operating losses of these entities. The Company will reflect 100% of the operating losses when it funds 100% of the cash requirements until new equity investors are brought into the joint venture.

      During the period from October 1, 2002 through March 31, 2003, ECD provided bridge loans to Bekaert ECD Solar Systems and United Solar of $2,984,000 and $2,247,000, respectively, and Bekaert provided bridge loans to Bekaert ECD Solar Systems of $9,669,000.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Commitments (Continued)
--------------------------------

      During the period from April 1, 2003 through April 18, 2003, ECD provided additional bridge loans to United Solar of $1,369,000 and Bekaert has provided additional bridge loans to Bekaert ECD Solar Systems of $2,531,000.

      As of April 18, 2003, Bekaert ECD Solar Systems and United Solar have fully drawn down the bridge loans committed by Bekaert and ECD (except for the final $9.5 million, which is the remaining amount due ECD under the 30MW equipment contract).

NOTE H - Subsequent Events
--------------------------

      Subsequent to March 31, 2003, ECD entered into an agreement with Bekaert to purchase their interests in the photovoltaic ventures, and signed a non-binding memorandum of understanding with ChevronTexaco to purchase their interest in Texaco Ovonic Fuel Cell (see Management's Discussion and Analysis - Liquidity and Capital Resources):

   o Bekaert ECD Solar Systems/United Solar - On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar and 60% interest in Bekaert ECD Solar Systems for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003). Additionally, ECD provided $36 million to Bekaert ECD Solar Systems to terminate its sale and leaseback arrangement with LaSalle National Leasing and, as a result, freed up the $20 million of Company funds that had been restricted in support of its guarantee of this lease. ECD also provided back-up guarantees to Bekaert for its guarantee of United Solar's Fuji lease ($3.4 million) and Bekaert's share of the guarantee of the Auburn Hills facility
      ($1.8 million) (see Note G - Commitments). Bekaert will receive rights to United Solar's technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable of its bridge loans to Bekaert ECD Solar Systems.

      This acquisition will be accounted for as a step acquisition using the purchase method of accounting. The Company is currently in the process of allocating the purchase price to assets acquired and liabilities assumed, including assessing what amount of goodwill, if any, will result from this transaction. With this transaction, ECD increased its ownership of Bekaert ECD Solar Systems from 40% to 100%, necessitating a change from the equity method of accounting to a consolidated entity effective May 2003. As ECD's ownership interest in United Solar increased from 81% to 100%, United Solar will continue to be accounted for as a consolidated entity.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE H - Subsequent Events (Continued)
--------------------------------------

      The following table is prepared on a proforma basis for the three- and nine-month periods ended March 31, 2003 and March 31, 2002 as though the Company had acquired the remaining 60% interest in Bekaert ECD Solar Systems and 19% interest in United Solar as of the beginning of the periods presented.

                               Three Months Ended               Nine Months Ended
                                     March 31,                      March 31,
                           ----------------------------    ----------------------------
                               2003            2002            2003            2002
                           ------------    ------------    ------------    ------------
      Revenue              $ 17,935,243    $ 26,747,555    $ 60,986,935    $ 84,031,820
      Net loss             $(13,697,023)   $ (8,779,254)   $(28,616,176)   $(21,660,052)
      Net loss per share   $       (.63)   $       (.40)   $      (1.31)   $      (1.00)

      The proforma results have been prepared for comparative purposes only and do not reflect the impact of certain adjustments which would result from the allocation of the purchase price. The proforma results are not necessarily indicative of the results of operations had the acquisition been consummated at the beginning of the periods presented, and are not intended to be a projection of future results.

   o Texaco Ovonic Fuel Cell Company LLC - On April 30, 2003, ECD signed a memorandum of understanding with ChevronTexaco whereby ECD will acquire ChevronTexaco's 50% interest in Texaco Ovonic Fuel Cell for $1 effective December 31, 2002. When this transaction is completed, ECD will include this joint venture in its consolidated financial statements. Since January 1, 2003, ECD has been funding all of this joint venture's development costs.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of results to be expected in future periods.

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

                              Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. In accordance with accounting principles generally accepted in the United States of America, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred. The Company does not carry the value of its intellectual property and technologies as assets in its balance sheet. These investments in its technologies have led to strategic alliances with major companies, including ChevronTexaco, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company.

      The Company had a net loss of $9,076,000 on revenues of $13,595,000 in the three months ended March 31, 2003 compared to a net loss of $5,015,000 on revenues of $24,490,000 for the three months ended March 31, 2002. The Company had a decrease of $262,000 in general and administrative expense (net) that was more than offset by a

$1,117,000 increase in patent defense expenses, an increase of $1,596,000 in the net cost of product development, a $363,000 increase in equity loss in joint ventures, a decrease in margins on product sales of $1,232,000, a $271,000 reduction in interest income due to lower interest rates and a $128,000 reduction of other nonoperating income.

      The loss from operations increased to $9,347,000 in 2003 from $5,737,000 in 2002 because of:

   o an operating loss of $5,904,000 in 2003 for the ECD segment (net of consolidating entries) versus operating loss of $3,084,000 in 2002, primarily due to higher investment in product development on its core technologies as a result of reduced third-party funding and higher costs related to the 30MW machine-building contract;

   o an increased operating loss of $770,000 for United Solar (operating loss of $2,263,000 in 2003 versus operating loss of $1,493,000 in 2002)
      primarily due to increased negative margins of $886,000.

      The decrease in consolidated revenues primarily resulted from a reduction in product sales of $5,167,000 and a reduction in revenues from product development agreements of $5,927,000.

   o The ECD segment's revenues, net of consolidating entries, decreased to $4,096,000 in 2003 from $10,345,000 in 2002 due to decreased revenues of $1,422,000 related to the 30MW machine-building contract, which is now producing product, and a decrease of $5,165,000 from product development agreements, primarily resulting from reduced revenues related to product development contracts with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell.

   o The $5,346,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($2,528,000 in 2003 versus $7,137,000 in 2002) as the first phase of that project nears completion and reduced revenues from product development agreements ($3,934,000 in 2003 versus $4,955,000 in 2002), primarily resulting from reduced revenues related to product development contracts from Texaco Ovonic Battery Systems and General Motors.

   o United Solar's 2003 revenues increased to $2,139,000 in 2003 versus $1,438,000 in 2002 due to increased product sales (as the 30MW production facility began operations) of $630,000 and increased product development revenues of $74,000.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, decreased 52% to $4,857,000 in the three months ended March 31, 2003 from $10,024,000 in the three months ended March 31, 2002. Machine-building and equipment sales revenues decreased 69% to $2,687,000 in 2003 from $8,706,000 in 2002, primarily due to reduced product sales in connection with Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment, the first phase of which is nearing completion, ($2,528,000 in 2003 compared to $7,137,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products, increased significantly as the new 30MW facility began producing products for an affiliate, Bekaert ECD Solar Systems, and were $1,767,000 for the three months ended March 31, 2003 and $1,137,000 for the three months ended March 31, 2002 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $265,000 in 2003 compared to $105,000 in 2002. The Company currently has a product sales backlog of $12,347,000, of which $4,206,000 is expected to be recognized as revenues in Fiscal 2003. (See Note B of Notes to Consolidated Financial Statements.)

      Royalties increased 15% to $530,000 in the three months ended March 31, 2003 from $459,000 in the three months ended March 31, 2002, principally due to the fact that there was a credit in 2002 for a previous overpayment of royalties calculated by a licensee.

      Revenues from product development agreements decreased 42% to $8,113,000 in the three months ended March 31, 2003 from $14,040,000 in the three months ended March 31, 2002 primarily due to lower revenues under advanced product development agreements with Texaco Ovonic Battery Systems ($3,338,000 for 2003 compared to $3,927,000 in 2002), from Texaco Ovonic Hydrogen Systems ($3,584,000 for 2003 compared to $5,825,000 for 2002), Texaco Ovonic Fuel Cell (zero for 2003 compared to $2,410,000 for 2002 (ChevronTexaco is no longer funding this joint venture after December 31, 2002)) and General Motors (zero for 2003 versus $255,000 for 2002) and reduced activity related to Ovonic Media ($11,000 in 2003 versus $514,000 in 2002 as GE suspended funding pending its evaluation of the marketplace and discussions with third parties to join Ovonic Media). Increased product development revenues for United Solar ($347,000 in 2003 compared to $77,000 in 2002) partially offset the decreases. (See Note B of Notes to Consolidated Financial Statements.)

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $95,000 in the three months ended March 31, 2003 from a negative $34,000 in the three months ended March 31, 2002. This increase was due to increases in revenues from Ovonyx.

      Cost of product sales decreased by $3,935,000 in the three months ended March 31, 2003 due to the $5,167,000 decrease in product sales. This resulted in a loss of $1,061,000 on product sales in 2003 compared to a profit of $171,000 on product sales in 2002. The decreased profit primarily relates to additional costs for the 30MW machine-building contract, lower sales related to the profitable equipment sales to Rare Earth Ovonic and negative margins at United Solar.

      Revenues from product development agreements currently fund 56% (compared to 75% in the same quarter in 2002) of the Company's cost of product development. The total cost of product development decreased by $4,331,000 for the three months ended March 31, 2003. Some product development expenses were shifted from funded programs to self-funded programs and were accompanied by reduced revenues of $5,927,000, resulting in an increase of $1,596,000 in net cost of product development.

                                                   Three Months Ended
                                                        March 31,
                                              ------------------------------
                                                   2003            2002
                                               ------------    ------------
    Cost of revenues from product
       development agreements                  $ 8,673,000     $14,289,000
    Product development and research             5,738,000       4,453,000
                                               -----------     -----------
          Total cost of product development     14,411,000      18,742,000
    Revenues from product development
        agreements                               8,113,000      14,040,000
                                               -----------     -----------
          Net cost of product development      $ 6,298,000     $ 4,702,000
                                               ===========     ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation ($232,000) related to the new state-of-the-art clean room and the related equipment. Another joint project with ChevronTexaco is to convert a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine will be used to power a hybrid electric vehicle using metal hydride storage tanks. We and ChevronTexaco are equally sharing the cost of this $1,000,000 development program.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses, including patent defense expenses, increased to $2,015,000 in the three months ended March 31, 2003 from $770,000 in the three months ended March 31, 2002, principally due to higher litigation costs ($1,486,000 in 2003 versus $368,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the litigation expenses relating to batteries for nonconsumer applications beginning in Fiscal 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In December 2002, the court proceeding was dismissed and the patent infringement disputes will be resolved in an arbitration proceeding before The International Chamber of Commerce, International Court of Arbitration.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in operating, general and administrative expenses (net) from $861,000 in the three months ended March 31, 2002 to $598,000 in the three months ended March 31, 2003 was due to decreased costs of $1,678,000 as a result of selling expenses associated with machine-building contracts, partially offset by the amortization of negative goodwill in 2002 and decreased allocation of expenses in 2003.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                      2003            2002
                                                  ------------    ------------

   Gross Expenses                                 $ 5,194,000     $ 6,518,000
     Less - allocations to product development
              and research                         (1,768,000)     (2,859,000)
          - allocations to cost of revenues from
              product development agreements       (2,828,000)     (2,681,000)
          - amortization of negative goodwill          -             (117,000)
                                                  -----------     ------------
   Remaining Expenses                             $   598,000     $   861,000
                                                  ===========     ===========

      The $450,000 decrease in other income (net) ($272,000 income in 2003 compared to $722,000 income in 2002) resulted primarily from lower interest income on the Company's investments as a result of lower interest rates ($959,000 in 2003 compared to $1,230,000 in 2002) and from equity losses attributed to losses at Bekaert ECD Solar Systems ($1,441,000, principally due to increased sales and marketing expenses and pre-production costs related to the new 30MW production equipment, in 2003 compared to $932,000 in 2002), partially offset by lower losses at ITS ($53,000 in 2003 compared to $200,000 in 2002).

      The Company does business in many different parts of the world and its royalty revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002
-----------------------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. In accordance with accounting principles generally accepted in the United States of America, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred. The Company does not carry the value of its intellectual property and technologies as assets in the Company's balance sheet. These investments in its technologies have led to strategic alliances with major companies, including ChevronTexaco, Intel, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company.

      The Company had a net loss of $18,291,000 on revenues of $47,928,000 in the nine months ended March 31, 2003 compared to a net loss of $12,096,000 on revenues of $73,693,000 for the nine months ended March 31, 2002. The Company had increased license fees of $3,419,000 that were more than offset by an increase of $385,000 in general and administrative expenses (net), an increase of $5,025,000 in the net cost of product development, a decrease in margin on product sales of $2,842,000, increased equity losses of $2,286,000, a $907,000 reduction in interest income due to lower interest rates, a $438,000 reduction of other nonoperating income and increased patent expenses of $267,000. In addition, the Company recognized income of $2,216,000 attributable to the cumulative effect of a change in accounting principle (see Note A of Notes to Consolidated Financial Statements).

      The loss from operations increased to $19,771,000 in 2003 from $14,635,000 in 2002 because of:

   o an operating loss of $12,828,000 in 2003 for the ECD segment (net of consolidating entries) versus operating loss of $5,641,000 in 2002, primarily due to higher investment in product development on its core technologies as a result of reduced third-party funding and higher costs related to the 30MW machine-building contract;

   o a reduced operating loss of $914,000 for United Solar (operating loss of $2,773,000 in 2003 versus operating loss of $3,687,000 in 2002) due to a license fee of $3,269,000 and reduced product development costs (net), partially offset by increased negative margins of $2,014,000;

   o a decreased operating loss of $1,137,000 for Ovonic Battery (operating loss of $4,170,000 in 2003 versus operating loss of $5,307,000 in 2002) primarily resulting from a profitable equipment sales contract to Rare Earth Ovonic in China and higher revenues from license agreements, partially offset by higher costs for litigation and a write-off ($272,000) of an intangible asset associated with a license agreement.

      The decrease in consolidated revenues primarily resulted from a reduction in product sales of $17,656,000 and a reduction in revenues from product development agreements of $11,492,000, partially offset by increased license and other agreements ($3,419,000 in 2003 versus zero in 2002).

   o The ECD segment's revenues, net of consolidating entries, decreased to $16,605,000 in 2003 from $27,756,000 in 2002 due to decreased revenues of $3,221,000 related to the 30MW machine-building contract, which is now producing product, and a decrease of $8,358,000 from product development agreements, primarily resulting from reduced revenues related to product development contracts with Texaco Ovonic Hydrogen Systems and Texaco Ovonic Fuel Cell.

   o The $18,724,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic as the first phase of that project nears completion ($9,033,000 in 2003 versus $23,802,000 in 2002), reduced revenues from product development agreements ($11,062,000 in 2003 versus $14,959,000 in 2002) and a $28,000 reduction in royalty revenues, partially offset by increased revenues from license and other agreements ($150,000 in 2003 versus zero in 2002).

   o United Solar's 2003 revenues increased to $8,827,000 in 2003 versus $4,717,000 in 2002 due to increased product sales of $294,000 as the 30MW production facility began operations, and a $3,269,000 license fee.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and metal hydride materials, decreased 55% to $14,704,000 in the nine months ended March 31, 2003 from $32,360,000 in the nine months ended March 31, 2002. Machine-building and equipment sales revenues decreased 65% to $9,703,000 in 2003 from $27,473,000 in 2002, primarily due to Ovonic
Battery's contracts with Rare Earth Ovonic to provide battery-making equipment, the first phase of which is nearing completion, ($9,033,000 in 2003 compared to $23,802,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales, which are sales of semi-finished products, increased significantly as the new 30MW facility began producing products for an affiliate, Bekaert ECD Solar Systems, and were $4,129,000 for 2003 and $3,835,000 for 2002 (see Note D of Notes to Consolidated Financial Statements). Sales of metal hydride materials were $648,000 in 2003 compared to $716,000 in 2002. The Company currently has a product sales backlog of $12,347,000, of which $4,206,000 is expected to be recognized as revenues in Fiscal 2003.
(See Note B of Notes to Consolidated Financial Statements.)

      Royalties decreased 4% to $1,430,000 in the nine months ended March 31, 2003 from $1,484,000 in the nine months ended March 31, 2002. Royalties related to batteries for propulsion applications increased in the current period, but were more than offset by lower royalties for consumer applications, reflecting increased production efficiencies of the Company's licensees, and a small reduction in the number of batteries sold by the Company's licensees. In addition, there was a credit in 2002 for a previous overpayment of royalties calculated by a licensee.

      Revenues from product development agreements decreased 29% to $28,092,000 in the nine months ended March 31, 2003 from $39,584,000 in the nine months ended March 31, 2002, primarily due to reduced battery activities under an advanced product development agreement with Texaco Ovonic Battery Systems ($8,803,000 for 2003 compared to $12,155,000 in 2002); reduced activity related to Ovonic Media ($615,000 in 2003 versus $1,355,000 in 2002, as GE suspended funding pending its evaluation of the marketplace and discussions by Ovonic Media with third parties to join this joint venture); and the completion of programs with the NIST and the DOE, which advanced the Company's hydrogen storage and optical memory technologies (zero in 2003 versus $521,000 in 2002). In addition, there was a decrease in revenues from Texaco Ovonic Hydrogen Systems ($10,328,000 for 2003 compared to $14,121,000 for 2002) and Texaco Ovonic Fuel Cell ($3,940,000 for 2003 (ChevronTexaco is no longer funding this joint venture after December 31, 2002) compared to $6,829,000 for 2002). Increased product development revenues for United Solar ($1,320,000 in 2003 compared to $546,000 in 2002) partially offset the decreases. (See Note B of Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased to $3,419,000 in the nine months ended March 31, 2003, from zero in the nine months ended March 31, 2002. In December 2002, United Solar issued to Canon a notice whereby United Solar granted Canon rights to manufacture in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar by Canon. United Solar recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the nine months ended March 31, 2003. License fees were also received for licenses to Henan Huanyu Power Source Co., Ltd., Guangdong Shida Battery Co., Ltd. and TWD Battery Co., Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $283,000 in the nine months ended March 31, 2003 from

$265,000 in the nine months ended March 31, 2002. This increase was due to increases in revenues from the Production Technology and Machine Building Division and the Central Analytical Laboratory.

      Cost of product sales decreased by $14,815,000 in the nine months ended March 31, 2003 due to the $17,656,000 decrease in product sales. This resulted in a loss of $1,510,000 on product sales in 2003, compared to a profit of $1,332,000 in 2002. The decreased profit primarily relates to additional costs for the 30MW machine-building contract and negative margins at United Solar.

      Revenues from product development agreements currently fund 67% (compared to 82% in the same period in 2002) of the Company's cost of product development. The total cost of product development decreased by $6,467,000 for the nine months ended March 31, 2003. Some product development expenses were shifted, either in whole or in part, from funded programs to self-funded programs and were accompanied by reduced revenues of $11,492,000, resulting in an increase of $5,025,000 in net cost of product development.

                                                    Nine Months Ended
                                                        March 31,
                                              ------------------------------
                                                   2003            2002
                                               ------------    ------------
   Cost of revenues from product development
      agreements                               $ 27,556,000    $ 39,202,000
   Product development and research              14,318,000       9,139,000
                                               ------------    ------------
         Total cost of product development       41,874,000      48,341,000
   Revenues from product development
      agreements                                 28,092,000      39,584,000
                                               ------------    ------------
         Net cost of product development       $ 13,782,000    $  8,757,000
                                               ============    ============

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation related to the new state-of-the-art clean room and the related equipment. Another joint project with ChevronTexaco is to convert a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine will be used to power a hybrid electric vehicle using metal hydride storage tanks. We and ChevronTexaco are equally sharing the cost of this $1,000,000 development program.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses, including patent defense expenses, increased to $4,097,000 in the nine months ended March 31, 2003 from $3,830,000 in the nine months ended March 31, 2002, principally due to higher litigation costs ($2,394,000 in 2003 versus $2,320,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the litigation expenses relating to batteries for nonconsumer applications beginning in Fiscal 2002. This reimbursement of $301,000 for the nine months ended March 31, 2003 has been offset against the patent defense costs. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV

Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In December 2002, the court proceeding was dismissed and the patent infringement disputes will be resolved in an arbitration proceeding before The International Chamber of Commerce, International Court of Arbitration.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in operating, general and administrative expenses (net) from $5,130,000 in the nine months ended March 31, 2002 to $5,515,000 in the nine months ended March 31, 2003 was due primarily to increased computer software upgrades ($655,000), the write-off ($272,000) of the intangible asset associated with a license agreement and increased costs at United Solar primarily associated with increased selling expenses and higher costs at the Auburn Hills facility and $577,000 in decreased allocations of expenses.

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                       Nine Months Ended
                                                           March 31,
                                                 ------------------------------
                                                      2003            2002
                                                  ------------    ------------

   Gross Expenses                                 $17,510,000     $18,052,000
      Less - allocations to product development
              and research                         (5,807,000)     (4,510,000)
           - allocations to cost of revenues from
              product development agreements       (6,188,000)     (8,062,000)
           - amortization of negative goodwill                       (350,000)
                                                  -----------     ------------
   Remaining Expenses                             $ 5,515,000     $ 5,130,000
                                                  ===========     ===========

      The $3,275,000 decrease in other income (net) ($736,000 expense in 2003 compared to $2,539,000 income in 2002) resulted primarily from lower interest income on the Company's investments as a result of lower interest rates ($3,049,000 in 2003 compared to $3,956,000 in 2002) and from higher equity losses attributed to Bekaert ECD Solar Systems ($4,532,000, principally due to increased sales and marketing expenses and pre-production costs related to the new 30MW production equipment, in 2003 compared to $2,489,000 in 2002), and at Ovonyx ($280,000 in 2003 compared to zero in 2002), partially offset by lower losses at ITS ($416,000 in 2003 compared to $454,000 in 2002).

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

                       Liquidity and Capital Resources

      As of March 31, 2003, the Company had consolidated cash, cash equivalents, short-term investments and accounts and note receivable (including $17,954,000 of amounts due from related parties) of $115,378,000 (see Note G of Notes to Consolidated Financial Statements for restrictions), a decrease of $17,639,000 from June 30, 2002. As of March 31, 2003, the Company had consolidated working capital of $73,535,000 compared with a consolidated working capital of $100,796,000 as of June 30, 2002.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2003 to decrease to approximately $36,027,000, compared to $53,546,000 received from product development agreements in the year ended June 30, 2002. However, the Company is engaged in discussions and negotiations with other parties, including the U.S. government, which are expected to provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of March 31, 2003, the Company had $93,165,000 cash, cash equivalents and short-term investments consisting of commercial paper, classified as available for sale, maturing from 91 days to 28 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of March 31, 2003, due to investment yield considerations, only 18% of the total portfolio had maturities of less than 90 days. As of March 31, 2003, there were two investments totaling $7,500,000 which, at that time, did not comply with the rating policy (one was rated BBB+ and the other was rated BBB). The Company has continued to hold these investments based on advice from its investment advisor.

      During the nine months ended March 31, 2003, $6,396,000 of cash was used in operations. The difference between the net loss of $18,291,000 and the net cash used in operations was principally due to a $10,345,000 decrease in working capital (other than cash). Also contributing were noncash costs (principally depreciation ($2,253,000) and equity losses in joint ventures ($5,228,000)). In addition, $7,456,000 of machinery and equipment was purchased, principally for ECD's state-of-the-art clean room ($2,029,000) and for United Solar's expansion to 30MW of production capacity ($4,243,000). The Company is still in the process of optimizing the production capacity of its 30MW machine and will have to spend additional funds to complete this optimization.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its

Rare Earth Ovonic joint ventures in China. As of March 31, 2003, Ovonic
Battery has received payments totaling $58,605,000 under the three contracts. Ovonic Battery has recorded revenues of $52,400,000 for the contracts, $6,205,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues. The Company's ability to timely receive the remaining funds under this contract will be affected by the SARS outbreak in China. The Company has brought all of its employees back home and the date of their return to China is indeterminable at this time.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for advancement of the commercialization of the Company's technologies and products. Highlights are:

   o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for nonautomotive applications. ChevronTexaco is funding up to $178,000,000 to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract began October 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company recorded revenues of $8,803,000 for work performed under the contract in the nine months ended March 31, 2003 and is expected to receive approximately $13 million for all of Fiscal 2003.

   o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000 ($45,898,000 received through March 31, 2003), including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has recorded total revenues of $47,472,000 for work performed under the contract, $10,328,000 of which was in the nine months ended March 31, 2003, and is expected to receive approximately $15 million for all of Fiscal 2003.

   o Bekaert ECD Solar Systems LLC/United Solar Systems Corp. - Bekaert has provided this strategic alliance with a total of $96.2 million (see Note D for background information on this joint venture). On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar and 60% interest in Bekaert ECD Solar Systems for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003).

      Additionally, ECD provided $36 million to Bekaert ECD Solar Systems to terminate its sale and leaseback arrangement with LaSalle National
      Leasing and, as a result, freed up the $20 million of Company funds that had been restricted in support of its guarantee of this lease. ECD also provided back-up guarantees to Bekaert for its guarantee of United Solar's Fuji lease ($3.4 million) and Bekaert's share of the guarantee of the Auburn Hills facility ($1.8 million) (see Note G - Commitments). As a result, the Company will include the results of these ventures in its financial results of operations and fund 100% of these operations until new strategic equity investors are brought into the ventures. The Company plans to refinance the 30MW production facility and to seek new equity investors for its now wholly owned Uni-Solar business.

   o Ovonic Media, LLC, the joint venture formed in March 2000 between GE Plastics and ECD, is the first activity resulting from our strategic alliance with General Electric. ECD recorded revenues of $615,000 for work performed in the nine months ended March 31, 2003, from a contract from Ovonic Media to design, develop and demonstrate ECD's proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily to develop process technology for the next-generation optical discs. Ovonic Media has successfully met its Phase I milestones. GE is evaluating the current market situation to determine next steps and has informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as how to best position the joint venture in order to meet the needs of the marketplace, expand the joint venture's operations, and secure new equity investors and strategic partners to fund the joint venture's operations. ECD will fund continued product development activities until new partners who will provide funding, marketing and distribution are brought into the venture or GE resumes funding. The other activities of the strategic alliance are continuing on schedule.

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

      In October 2002, ECD made a capital contribution of $1,000,000 in Ovonyx in exchange for technology, which had previously been contributed by ECD to Ovonyx, and for an exclusive, royalty-bearing license through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and recognizes its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months ended March 31, 2003, ECD recorded zero equity income and $280,000 equity loss for the nine months ended March
      31, 2003 related to its investment in Ovonyx.

   o ITS Innovative Transportation Systems - a German company formed to manufacture battery-powered electric vehicles. ECD currently owns 26% of ITS and Texaco Ovonic Battery Systems owns 8%. On July 1, 2002, ECD made a $1,000,000 advance to ITS. ECD made an additional advance of $1,000,000 to ITS on November 8, 2002.

      These strategic alliances and recent purchases of our partners' interests in the photovoltaic and fuel cell ventures have both near-term and long-term impacts on the Company's capital resources. The ChevronTexaco, Bekaert, Ovonyx and General Electric agreements have resulted in the acceleration of the commercialization and development of the Company's products and technologies. While the Company's business partners have funded most of its product development activities, additional sources of cash are required to sustain the Company's operations.

      The Company is engaged in a number of discussions and negotiations to fund its operations, including forming new strategic alliances to fund and grow its photovoltaic, fuel cell and other businesses. The Company is also engaged in negotiations with government agencies for contracts to fund its development activities. In addition, it plans to refinance the 30MW photovoltaic manufacturing equipment. Management believes that funds generated from operations, new business agreements, new government contracts and the refinancing of the photovoltaic equipment, together with existing cash and cash equivalents, will be adequate to support the Company's operations and planned growth for the coming year.

      While it is the Company's intent to fund its near-term operations from cash and cash equivalents on hand and from product sales, product development agreements, strategic alliances and new financings, the amount and timing of such activities are uncertain. Accordingly, the Company will also consider equity or debt financing and cost reduction programs in order to have sufficient cash to fund its operations. No assurances, however, can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $92,948,000 and $114,207,000 of these investments on March 31, 2003 and June 30, 2002, respectively. On March 31, 2003, the investments had an average maturity of 422 days, $78,842,000 of which had maturities of 91 days to 28 months. On June 30, 2002, the investments had an average maturity of 393 days, $71,997,000 of which had maturities of 91 days to 37 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. As of March 31, 2003, due to investment yield considerations, only 18% of the total portfolio had maturities of less than 90 days. As of March 31, 2003, there were two investments totaling $7,500,000 which, at that time, did not comply with the rating policy (one was rated BBB+ and the other was rated
BBB). The Company has continued to hold these investments based on advice from its investment advisor. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our March 31, 2003 portfolio of approximately $725,000.

Item 4.   Controls and Procedures
-------   -----------------------

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") of ECD held on February 20, 2003, the following directors were elected for the ensuing year and until their successors shall be duly elected and qualified:

                                           For         Withheld Authority
                                       ------------    ------------------

         Stanford R. Ovshinsky          24,700,652           673,962
         Iris M. Ovshinsky              24,721,546           653,068
         Robert C. Stempel              24,703,924           670,690
         Nancy M. Bacon                 24,700,275           674,339
         Umberto Colombo                24,937,355           437,259
         Subhash K. Dhar                24,725,079           649,535
         Hellmut Fritzsche              24,326,776         1,047,838
         Walter J. McCarthy, Jr.        24,936,752           437,862
         Florence I. Metz               24,935,321           439,293
         James R. Metzger               24,723,496           651,118
         Donald L. Paul                 24,913,700           460,914
         Stanley K. Stynes              24,347,244         1,027,370
         Greg M. Vesey                  24,928,185           446,429

      Also approved at the Meeting was the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending June 30, 2003 (with 19,111,856 for, 299,432 against, and 35,501 abstentions).

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


                                    Energy Conversion Devices, Inc.
                                    (Registrant)



                               By:  /s/ Stephan W. Zumsteg
                                    -------------------------------------------
                                    Stephan W. Zumsteg
Date: May 15, 2003                  Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)



                              By:   /s/ Stanford R. Ovshinsky
                                    -------------------------------------------
                                    Stanford R. Ovshinsky
Date: May 15, 2003                  President and Chief Executive Officer

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

  Date: May 15, 2003                      /s/ Stanford R. Ovshinsky
                                          -------------------------------------
                                                          Stanford R. Ovshinsky
                                          President and Chief Executive Officer

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


  Date: May 15, 2003                           /s/ Stephan W. Zumsteg
                                               -------------------------------
                                                            Stephan W. Zumsteg
                                                       Chief Financial Officer