Form 10-K
period 2003-06-30
ENERGY CONVERSION DEVICES INC
filed 2003-10-22
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               -------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2003
                          -----------------------------------------------------
                                                OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                       Yes  X                 No
                           ---                   ---

      The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of such voting and non-voting common equity on the NASDAQ National Market System on December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $207 million.

      As of October 3, 2003, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 21,254,607 shares of ECD's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


===============================================================================

                                     PART I

Item 1:  Business
------   --------
                                 OVERVIEW

      Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company, founded by Stanford R. Ovshinsky and Iris M. Ovshinsky, engaged in the invention, engineering, development and commercialization of new materials, products and production technology. Under the direction of Stanford R. Ovshinsky, principal inventor, we have established a leadership role in the development of proprietary materials, products and production technology based on our atomically engineered amorphous and disordered materials using chemical and structural disorder to provide multiple degrees of freedom that result in our ability to make many new materials.

      We develop materials that permit us to design and commercialize products such as nickel metal hydride (NiMH) batteries, thin-film solar cell (photovoltaic) products and phase-change optical memory media. These products have unique chemical, electrical, mechanical and optical properties and superior performance characteristics. Our proprietary materials, products and technologies are referred to as Ovonic(TM).

      We have established a multi-disciplinary business, scientific, technical and manufacturing organization to commercialize products based on our technologies. We have enabling proprietary technologies in the important fields of:

      Alternative Energy Technology

        Energy Storage and Related Technologies
        o     Ovonic(R) Rechargeable NiMH batteries
        o     Ovonic(TM) solid hydrogen storage systems
        o     Alternative energy vehicles

        Energy Generation
        o     Ovonic(TM) Thin-film photovoltaic modules and systems
        o     Ovonic(TM) regenerative fuel cell technology

      Information Technology
        o     Ovonic(TM) rewritable optical memory technology
        o     Ovonic(TM) Unified Memory
        o     Ovonic(TM) Cognitive Computer technology

      We manufacture and sell our proprietary products through our subsidiaries and joint venture companies and through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, production of our proprietary materials and products, as well as in designing and building production machinery. Our extensive patent portfolio includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

      Our corporate structure and the activities we conduct directly and through our subsidiaries and joint ventures are summarized below:


ALTERNATIVE ENERGY TECHNOLOGY                             OWNERSHIP
-----------------------------                             ---------
   ENERGY STORAGE AND RELATED TECHNOLOGIES
   ---------------------------------------
      Batteries
      ---------

  Ovonic Battery Company, Inc. 1                 ECD -- 91.4%
                                                 Honda Motor Company, Ltd. --  3.2%
                                                 Sanoh Industrial Co., Ltd. --  3.2%
                                                 Sanyo Electric Co. Ltd. --  2.2%

 Texaco Ovonic Battery Systems LLC               Ovonic Battery Company, Inc.--  50%
                                                 Texaco Energy Systems LLC, a unit of
                                                   ChevronTexaco Corporation --  50%

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
                                                   (an enterprise of the Russian Ministry of Atomic
                                                   Energy (Minatom))


      Hydrogen
      --------
  Texaco Ovonic Hydrogen Systems LLC             ECD -- 50%
                                                 Texaco Energy Systems LLC, a unit of
                                                   ChevronTexaco Corporation --  50%


      Alternative Energy Vehicles
      ---------------------------
  ITS Innovative Transportation Systems A.G.     ECD -- 26%
                                                 Neville D. Chamberlain Family and Related Entity -- 66%
                                                 Texaco Ovonic Battery Systems LLC -- 8%


                                 (Continued on next page)


   ENERGY GENERATION                                      OWNERSHIP
   -----------------                                      ---------
      Photovoltaics
      -------------
  United Solar Ovonic Corp. 1,2                  ECD --  100%

  United Solar Ovonic LLC 1,3                    ECD --  60%
                                                 United Solar Ovonic Corp. --  40%

  Sovlux Co., Ltd.                               ECD --  50%
                                                 State Research & Production Enterprise Kvant and
                                                   enterprises of Minatom --  50%


      Fuel Cell Technology
      --------------------
  Ovonic Fuel Cell Company LLC 1,4               ECD-- 100%



INFORMATION TECHNOLOGY
------------------------
      Optical Memory
      --------------
  Ovonic Media, LLC                              ECD --  49%
                                                 General Electric --  51%


      Ovonic(TM) Unified Memory
      -------------------------
  Ovonyx, Inc.                                   ECD --  41.7%
                                                 Tyler Lowrey; Intel Capital; private investors -- 58.3%


      Ovonic(TM) Cognitive Computer 1
      -----------------------------
  Ovonic Cognitive Computer, Inc.                ECD --  95%
                                                 Ovonyx --  5%

-------------------

1 The revenues and/or expenses of these entities are included in our consolidated financial statements. The revenues and/or expenses of United Solar Ovonic LLC are included in our consolidated financial statements effective May 15, 2003 upon our acquisition of the 60% interest in United Solar Ovonic LLC formerly owned by a unit of N.V. Bekaert S.A. The revenues and/or expenses of Ovonic Fuel Company are included in our consolidated financial statements effective January 1, 2003 upon our acquisition of the 50% interest formerly owned by a unit of ChevronTexaco.
2     Formerly known as United Solar Systems Corp.
3     Formerly known as Bekaert ECD Solar Systems LLC.
4     Formerly known as Texaco Ovonic Fuel Cell Company LLC.

      Our technologies have been commercialized in products such as NiMH consumer batteries and NiMH batteries for transportation applications, photovoltaic products and phase-change rewritable optical memory disks. Other of our technologies require further technical development and financial resources from us, our joint venture partners and/or third parties in order to achieve commercial production.

      Product manufacturing activities are conducted through our subsidiaries and joint ventures. ECD's principal manufacturing activity consists of machine building by its Production Technology and Machine Building Division. The principal manufacturing activities of Ovonic Battery Company, Inc. are limited production of our metal hydride negative electrode materials and nickel hydroxide positive electrode materials for NiMH batteries and metal hydride materials. Texaco Ovonic Battery Systems LLC manufactures prismatic NiMH modules and battery packs. United Solar Ovonic Corp. and United Solar Ovonic LLC manufacture our photovoltaic products.

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

                                MAJOR BUSINESSES

      Our business strategy is to develop and commercialize enabling technologies for use in the fields of alternative energy and information technologies. We are pursuing our business strategy by developing and commercializing new products and production technologies based on our proprietary Ovonic(TM) materials. We have established joint ventures, licensing arrangements and other strategic alliances with major companies around the world to achieve our strategic objectives. Our United Solar Ovonic subsidiary manufactures our continuous web, thin-film multijunction photovoltaic products.

      Energy activities, specifically complete systems for energy generation, storage and infrastructure, represent a major element of our business. Environmentally safe methods of generating and storing energy have become critical in today's world. Our battery and photovoltaic products as well as our hydrogen storage materials and technologies have gained worldwide recognition, particularly in light of continued concerns about energy security, air pollution, global climate change, ozone layer depletion, dependence on imported oil and related concerns which contribute to international political, military and economic instability.

      Our information technology activities include our Ovonic(TM) phase-change rewritable optical memory technology which is directed to applications in the emerging DVD rewritable optical disk market. Due to their high data storage capacity, leading manufacturers in the optical disk industry are targeting a wide range of computer and information technology applications for DVD-Rewritable disks, including digital television broadcast recording. We are also applying our optical phase-change technology under a three-year contract from the National Institute of Standards and Technology's (NIST) Advanced Technology Program (ATP) to develop new optical switching devices for active optical routing devices in digital signal processing. Information technology activities also include Ovonic(TM) Unified Memory (OUM(TM)), which is based on our proprietary electrical phase-change materials that have a wide variety of computer and information technology applications. OUM(TM) is being developed to replace conventional FLASH and DRAM semiconductor memory and information processing devices. We are developing the Ovonic(TM) Cognitive Computer technology, a unique approach to computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device.

      Consolidated revenues for our last three fiscal years (including revenues of ECD, Ovonic Battery, United Solar Ovonic Corp., and United Solar Ovonic LLC (from May 15, 2003), but excluding revenues of licensees and joint ventures in our major business groups were as follows:

                                                  2003       2002       2001
                                               ---------  ---------  ---------
                                                 (000's)    (000's)   (000's)
Alternative energy technology
     Energy storage                            $ 32,041   $ 42,366   $ 32,727
     Energy generation                           20,176     17,189     17,406
Information technology                              907      2,398      3,336
Other
     Machine building and equipment sales        11,450     29,533     16,934
     Services to joint ventures                     -          -          677
     Other                                          605        224        324
                                               --------   --------   --------
        Total Revenues                         $ 65,179   $ 91,710   $ 71,404
                                               ========   ========   ========

      We have historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2003, three customers represented 58% of our total revenues (21% Texaco Ovonic Hydrogen Systems, 21% Texaco Ovonic Battery Systems and 16% Rare Earth Ovonic joint ventures). In the year ended June 30, 2002, three customers represented 67% of our total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Texaco Ovonic Battery Systems).

Alternative Energy Technology

Energy Storage

      Rechargeable Batteries. Using Ovonic(TM) materials, our battery subsidiary, Ovonic Battery, has developed the proprietary materials and technology for NiMH batteries which have been licensed to all significant NiMH battery manufacturers throughout the world. NiMH batteries were not commercially viable prior to Ovonic Battery's development of disordered electrode technology.

      Ovonic(R) NiMH batteries store over twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight and size. In addition, Ovonic(R) NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic(R) NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Ovonic(R) NiMH batteries are capable of being made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics such as digital cameras; hybrid electric vehicles and electric vehicles; power tools, utility and industrial applications; and 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications.

      Our basic patents cover all commercial NiMH batteries. Ovonic Battery has established a dominant patent position in the field of NiMH batteries, with 81 issued U.S. patents and 287 foreign counterparts. While all of our patents involving Ovonic(R) NiMH battery technology are important to our licensing activities, there are approximately 11 patents which we believe to be particularly important. These patents have various dates of expiration through 2013. Additional U.S. and foreign patent applications are in various stages of preparation, prosecution and allowance. In view of the overall strength of our patent position relating to NiMH batteries, and with the realization that the validity of newer patents has not been tested in court, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business. We are, however, involved in arbitration, asserting certain of our patents against infringement by third parties. In another matter, a Federal District Court has dismissed the lawsuit of a party claiming that we infringe such party's patent. The Federal District court's dismissal is being appealed by the other party. See Item 3: Legal Proceedings on page 32.

      Ovonic(R) NiMH batteries are manufactured and sold throughout the world by such major companies as Sanyo Electric Co. Ltd. under a licensing arrangement and by Texaco Ovonic Battery Systems, our joint venture with Texaco Energy Systems LLC, a unit of ChevronTexaco. In the last three years, we have licensed our NiMH patents to nine battery manufacturers in the People's Republic of China. We are also in discussions with other Chinese companies for additional license agreements. Ovonic Battery also produces limited quantities of the metal hydride negative electrode materials and nickel hydroxide positive electrode materials for sale to several of our licensees. Limited quantities of metal hydride materials for use in Ovonic(TM) solid hydrogen storage systems are also being manufactured and sold by Ovonic Battery to Texaco Ovonic Hydrogen Systems. During the fiscal year ended June 30, 2003, Ovonic Battery produced metal hydride negative electrode materials and nickel hydroxide positive electrode materials generating revenues of $973,000 from sales to licensees for assembly into complete batteries for consumer and transportation applications.

      Our royalty-bearing NiMH battery licenses have provided for upfront nonrefundable license fees of up to $5 million paid to us at the time we enter into the license agreement. A license fee of $3 to $5 million, depending on factors such as geographical scope and fields of application, requires licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for transportation applications) of the selling price of NiMH batteries. Licensees of NiMH batteries for consumer applications are granted nonexclusive, royalty-bearing licenses under our NiMH battery patents (and, in the case of certain licensees, our NiMH battery technology) to make, have made, use, sell, lease or otherwise dispose of NiMH batteries. Certain licensees, particularly our Chinese licensees, have paid modest upfront, nonrefundable license fees, but are required to pay royalty rates considerably higher than 0.5% and to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. Typically, we acquired our ownership interest in the NiMH battery joint ventures by the contribution of patents or technology, or both. These licenses to our NiMH battery joint ventures do not require the payment of royalties and, depending on the scope of the license, may not require the payment of upfront nonrefundable license fees.

      All licenses can be terminated by us if the licensee fails to make royalty payments. The licensee also can terminate the license should it determine the license is unnecessary; however, the licensee's rights to make NiMH batteries under our patents would also terminate. Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one-year periods. Based upon our NiMH battery patent portfolio (and should a market for NiMH batteries remain for the next 10 years), we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2013.

      Through our joint venture, Texaco Ovonic Battery Systems, and our subsidiary, Ovonic Battery, we are currently focusing on seven principal battery markets:

        o  portable electronics, portable power tools and consumer applications;

        o Hybrid electric vehicle (HEV), electric vehicle (EV), fuel cell electric vehicle (FCEV) and fuel cell hybrid electric vehicle (FCHEV) batteries for propulsion in vehicles and light trucks;

        o 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications;

        o  hybrid electric and electric buses and trucks;

        o two- and three-wheeled electric vehicle propulsion including power-assisted bicycles;

        o industrial applications such as utility applications, energy storage for remote power generation and battery-operated industrial equipment;

        o  other stationary and telecommunications applications.

      Rechargeable Portable Electronics, Portable Power Tools and Consumer Batteries. The need for high energy density rechargeable batteries has continued to grow in recent years. Increasing consumer dependence on portable electronic products (such as cellular telephones, digital cameras and cordless tools) has created a large market for rechargeable batteries and has fueled development of higher energy density battery systems. Consumer and governmental awareness that cadmium contained in Ni-Cd batteries can cause serious health problems is moving the industry away from Ni-Cd batteries. Although conventional storage batteries, such as Ni-Cd, have been further improved in design and packaging in recent years, the demand for higher performance batteries continues to increase. Ovonic(R) NiMH batteries are now commercially available from one of our licensees having a specific energy of over 100 watt-hours/kilogram, which is more than two times that of Ni-Cd batteries. Over 1,500 watts/kilogram of specific power has been achieved in prototype batteries for transportation applications, with higher energy and power in the process of development.

      Lithium-Ion (Li-Ion) batteries compete with NiMH batteries in applications for consumer electronic devices and have a stronger market share than NiMH in certain laptop computers and cell phones. NiMH technology has numerous advantages over Li-Ion technology such as lower cost, higher power, safety and abuse tolerance. NiMH batteries are most favored by manufacturers of mass-market consumer products incorporating rechargeable batteries where cost is a factor, and are the batteries of choice by the manufacturers of hybrid electric vehicles where safety considerations in large, high-energy battery systems are extremely important.

      Ovonic Battery has licensing arrangements with the most significant battery manufacturing companies throughout the world. Its proprietary battery technology and/or patents have been licensed for consumer battery applications to Sanyo Electric Co., Ltd., Toshiba Battery Co., Ltd., (which sold its former NiMH battery manufacturing business to Sanyo), Canon Inc., Hitachi Maxell, Ltd., Yuasa Corporation; GP Batteries International Limited; Varta Batterie AG;
Sovlux Battery Co. Ltd., our joint venture in Russia; Harding Energy Inc.; Walsin Technology Corporation; Nan Ya Plastics Corporation; and Samsung Electronics Co., Ltd. Saft, S.A., Saft America, Inc., GS-Saft Ltd. (Saft Group) and Japan Storage Battery Co., Ltd. are also licensed under a royalty-bearing license agreement to Ovonic Battery's proprietary battery patents in the United States.

      In addition to our three Rare Earth Ovonic joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed for consumer and propulsion battery applications, we have entered into royalty-bearing consumer battery license agreements with eight other Chinese companies - BYD Battery Co., Ltd., SANIK Battery Co., Ltd., Lexel Battery (Shenzhen) Co., Ltd., Henan Huanyu Power Source Co., Ltd., TWD Battery Co., Ltd., Guangdong Shida Battery Co., Ltd., Linghao Battery (H.K.) Co., Ltd., and Mcnair-tech Co., Ltd.

      Licensees engaged in manufacturing NiMH batteries for consumer applications are Sanyo, Hitachi Maxell, GP Batteries, Varta, Saft Group, Japan Storage, Yuasa, BYD Battery, SANIK Battery, Lexel Battery, Henan Huanyu Power Source, TWD Battery, Guangdong Shida Battery, Linghao Battery and Mcnair-tech.

      Hybrid Electric, Electric, Fuel Cell Electric, and Fuel Cell Hybrid Electric Vehicle Batteries. The strategic importance of HEVs, EVs, FCEVs and FCHEVs both in the United States and worldwide has increased greatly in recent years. This heightened interest is due to many concerns such as air pollution, energy security, global climate change, ozone layer depletion, dependence on imported oil and the high cost of fuel.

      Most of the world's major automobile manufacturers have active programs underway to develop and commercialize HEVs, EVs, FCEVs and FCHEVs. The proprietary Ovonic(R) NiMH battery is the enabling technology that has made HEVs practical. It has, therefore, become the battery of choice for several major automobile manufacturers as they commercialize and market HEVs due to a variety of factors such as energy, power, life, cost, abuse resistance and safety. Currently, Toyota Motor Corporation and Honda are manufacturing HEVs using NiMH batteries incorporating our Ovonic(R) battery technology (see Item 3: Legal Proceedings on page 32) and, to date, over 100,000 HEVs have been sold worldwide.

      In July 2001, we and ChevronTexaco Corporation (ChevronTexaco) formed Texaco Ovonic Battery Systems LLC, a 50/50 joint venture between Ovonic Battery and Texaco Energy Systems LLC, a unit of ChevronTexaco, for the purpose of bringing advanced

Ovonic(R) NiMH batteries into widespread commercial production for both transportation and stationary applications. Texaco Ovonic Battery Systems is also investing in the development of proof-of-concept prototypes of the new Ovonic(R) NiMH monoblock battery, a compact design for high-voltage (36-42 volt) automotive electrical systems for future gasoline-powered automobiles which will permit automobiles to have far more electrical power.

      ChevronTexaco is contributing up to $178 million to Texaco Ovonic Battery Systems to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market and advanced product development. Through June 30, 2003, ChevronTexaco has contributed $102 million to Texaco Ovonic Battery Systems. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services relating to Ovonic(R) NiMH battery technology to the joint venture.

      Texaco Ovonic Battery has a new 170,000 square foot state-of-the-art battery production facility with new automated manufacturing equipment in Springboro, Ohio. The new facility is more than twice the size of the former production facility in Kettering, Ohio. Texaco Ovonic Battery is in the process of obtaining the necessary quality certifications to become a validated supplier to original equipment manufacturers.

      The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. We recorded revenues of approximately $12.4 million and $16.3 million for work performed under the contract in the years ended June 30, 2003 and 2002, respectively, and is budgeted to receive approximately $8 million in 2004.

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

      The availability of Russian raw materials for the battery, Chepetsky's alloy processing and production expertise, and joint collaboration on battery research and development could provide the potential for reductions in the cost of Ovonic Battery's proprietary NiMH batteries.

      Other Battery Applications. Several licensees of Ovonic(R) NiMH battery technology, have been granted rights to manufacture and sell NiMH batteries for energy storage applications for electricity generated by photovoltaics, remote power generation, utility applications and battery-operated industrial equipment. Our licensees presently are not engaged in manufacturing NiMH batteries for such applications. There are numerous other applications for Ovonic(R) NiMH batteries where standby, uninterruptible and portable energy storage is required or convenient.

      Ovonic(TM) Solid Hydrogen Storage Systems. Hydrogen energy technology has been a part of our scientific work and business strategy since our founding in 1960. Our approach to the hydrogen economy encompasses a complete system - from generation to storage to infrastructure to products. Our integrated systems approach will bring together the whole range of our technologies and products from the Ovonic(TM) solar cell to Ovonic(R) NiMH batteries to solid hydrogen storage.

      No potential fuel source approaches the ideal fuel other than hydrogen. It is clean and efficient and it yields more energy per unit of weight than any other existing combustible fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply and has been referred to as the ultimate fuel.

      The principal stumbling block to the use of hydrogen as a fuel has been the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquifaction at extremely low temperatures. Using these methods of storage allows just 23 grams of hydrogen per liter to be stored in gaseous form at a high pressure of 5,000 pounds per square inch (psi) and 71 grams per liter in liquid form at the extremely low temperature of -253(0)C. Hydrogen liquifaction requires a tremendous amount of energy (approximately 10 kWh of electric energy to liquify 1 kilogram of hydrogen) and expensive cryogenic storage tanks. In addition, liquid hydrogen evaporates at a rate of approximately 1-3% per day.

      We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology which stores hydrogen in a solid metal matrix at low practical pressures. Our Ovonic(TM) solid hydrogen storage systems technology is capable of storing up to 125 grams of hydrogen per liter. Our advanced hydride materials have been shown to store up to 7% hydrogen by weight, or the equivalent of 780 standard liters of hydrogen per kilogram of hydride materials. We have a basic patent position in the solid storage of hydrogen with 33 U.S. patents and 167 foreign counterparts applicable to hydrogen storage in a metal hydride, as well as patent applications in various stages of prosecution.

      In October 2000, we and ChevronTexaco formed a joint venture, Texaco Ovonic Hydrogen Systems LLC, to further develop and advance the commercialization of the Ovonic(TM) solid hydrogen systems. ChevronTexaco is focused on commercialization efforts in hydrogen storage systems in conjunction with its development of viable fuel-processing technology. We and ChevronTexaco each own 50% of Texaco Ovonic Hydrogen Systems. The initial funding of Texaco Ovonic Hydrogen Systems from ChevronTexaco for initial product and market development provides for up to $104 million. We recorded revenues of approximately $13.7 million, $18.6 million and $11.8 million in the years ended June 30, 2003, 2002 and 2001, respectively, for work performed for Texaco Ovonic Hydrogen Systems under product development and service contracts, and are budgeted to receive approximately $11.8 million in 2004. Through June 30, 2003, ChevronTexaco has contributed $48.4 million to Texaco Ovonic Hydrogen Systems. Our contribution to Texaco Ovonic Hydrogen Systems in return for our 50% interest consisted of licenses, know-how and proprietary technology.

      Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, Texaco Ovonic Hydrogen Systems is currently producing prototype compact hydrogen storage canisters that can store hydrogen in a portable form to operate lawnmowers, garden equipment, power generators or barbecue grills once such hydrogen-powered products become commercially available.

      Our prototype metal hydride systems have functioned safely in tests conducted in cooperation with automobile manufacturers. Our tests indicate that metal hydride materials will provide more than 2,000 refilling cycles (equivalent to more than 200,000 miles in an automobile) with no performance degradation. Among other applications, our advancements in metal hydrides may facilitate storing sufficient hydrogen to power an FCEV for several hundred miles. To provide 300 miles of range in an advanced FCEV, four to six kilograms of hydrogen storage capacity are expected to be required, depending on the size of the vehicle.

      Our Ovonic(TM) solid hydrogen storage systems technology, based on our atomically engineered materials, is being further improved and developed and requires additional financial resources to reach commercial product status.

      Hydrogen can also be used to power internal combustion engines. Such engines can be designed to be very clean, meeting or exceeding California's Ultra Low Emission Vehicles regulations, and virtually eliminate CO2 and hydrocarbon emissions. In fiscal year 2002, we completed a program sponsored by the U.S. Department of Energy (DOE) to develop an integrated renewable hydrogen-generation storage system. This system uses our multijunction photovoltaics to electrolyze water into oxygen and hydrogen and stores the produced hydrogen in metal hydride hydrogen storage devices. In connection with this program, we have converted a 4-stroke gasoline-powered scooter to run on hydrogen stored in our solid hydrogen storage materials and devices.

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

      We have completed a joint project with ChevronTexaco for the conversion of a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine is being used to power a hybrid electric vehicle (a 2002 Toyota Prius) using a low-pressure solid hydrogen storage system. The modified Prius is being used to demonstrate solid hydrogen storage technology with a trunk-mounted 60-liter pressure vessel storing three kilograms of hydrogen to provide a 130-mile vehicle range. Refueling at 1,500 psi takes 10 minutes. We and ChevronTexaco equally shared the cost of this $1,000,000-development program. We have recognized revenues of $500,000 under this hydrogen ICE program with ChevronTexaco, of which $203,000 was recognized as revenue in the year ended June 30, 2002 and $297,000 was recognized as revenue in the year ended June 30, 2003. This program was completed as of June 30, 2003.

Alternative Energy Vehicles

      ITS Innovative Transportation Systems A.G. In May 1999, we participated in the founding of Unique Mobility Europa, GmbH to manufacture and sell EVs, HEVs and FCHEVs for world markets. The business and assets of Unique Mobility Europa have been reorganized into a new company, ITS Innovative Transportation Systems A.G. (ITS), based in Germany. As of October 2001, we own a direct 26% interest in ITS and an indirect beneficial ownership of approximately 4% through Ovonic Battery's membership interest in Texaco Ovonic Battery Systems. ITS has built a running prototype of its product, the InnoVan, a new, purpose-built minivan using a composite body structure and an advanced battery-powered electric drivetrain. The InnoVan can be configured as either a 2-passenger cargo van or a 6-passenger commuter van and is designed to serve urban transportation requirements where urban pollution concerns have restricted the use of conventional vehicles. The vehicle has been specifically designed to utilize our Ovonic(R) NiMH batteries. ITS requires significant additional investments as it continues commercialization of its products and currently lacks funds to continue operations without new equity and neither current partner in the venture has an obligation nor has committed to provide additional funding.

      Four-Wheeled Vehicle Battery Business Arrangements. In addition to its Texaco Ovonic Battery Systems joint venture, Ovonic Battery has entered into royalty-bearing, nonexclusive license agreements granting limited rights for the manufacture of Ovonic(R) NiMH four-wheeled vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Varta, Nan Ya, GP Batteries and Sovlux Battery. Sanyo, Toshiba, Hyundai, GP Batteries, the Rare Earth Ovonic joint ventures and Sovlux Battery have restricted rights to export vehicle propulsion batteries to North America. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group and the United States Advanced Battery Consortium are licensed under a royalty-bearing, nonexclusive license agreement for the manufacture and sale of vehicle propulsion batteries in the United States. Among our licensees of Ovonic(R) NiMH batteries for four-wheeled vehicle propulsion applications, Sanyo and GP Batteries are engaged in manufacturing batteries for such applications.

      Texaco Ovonic Battery Systems is responding to significant interest by bus manufacturers seeking to comply with government initiatives for providing pollution-free mass transportation in urban areas. It has a bus demonstration program in the city of Rome, Italy, pursuant to which an Ovonic(R) NiMH battery pack replaced an existing lead acid battery. The NiMH batteries provide three times the range on a single charge which permits continuous operation over an entire shift service, thus eliminating expensive downtime and labor costs.

      In June 2001, Ovonic Battery was awarded a contract by the U.S. Army Tank-Automotive and Armaments Command (TACOM), a division of the Department of the Army, U.S. Department of Defense (DOD), to develop an advanced liquid-cooled, plastic monoblock battery for heavy-duty HEVs. This 30-month, $5 million contract requires us to share 50% of the program cost and calls for coordinated research and development to be carried out by Ovonic Battery, in collaboration with Texaco Ovonic Battery Systems, and TACOM. The program is linked to the 21st Century Truck Initiative, a government/industry partnership aimed at doubling to tripling the fuel economy of heavy-duty vehicles. The products developed under this program will find application in both the public and private sectors, satisfying the "dual use" requirement established by the DOD.

      Based on the demonstrated ability of NiMH batteries to be engineered for different energy and power densities in a wide range of applications, Texaco Ovonic Battery Systems is developing a "Family of Batteries" that can satisfy the energy storage needs of the full spectrum of HEVs, EVs, FCEVs and FCHEVs, including bicycles, two- and three-wheeled scooters, cars, trucks and vans. The automotive industry has expressed considerable interest in batteries for the emerging HEV market and Texaco Ovonic Battery Systems is positioning itself to offer the industry a high performance NiMH battery. Ovonic(R) NiMH batteries for HEVs are being reviewed with a variety of potential customers.

      Texaco Ovonic Battery Systems' HEV battery is intended to meet specifications set by the DOE's FreedomCar Initiative and its predecessor, the Partnership for Next Generation of Vehicles, a program among automakers, suppliers, the DOE, the U.S. Department of Commerce, the DOD and the national laboratories. In July 2002, Texaco Ovonic Battery Systems announced that it had received a $5.2 million, two-year cost-sharing contract, sponsored by DOE's FreedomCar Initiative, to continue the development work on its proprietary liquid-cooled 12V monoblock NiMH battery technology for HEVs focusing on complete battery systems, performance and production costs. Texaco Ovonic Battery Systems is funding a program, conducted by Ovonic Battery, to increase the energy and power densities of future NiMH batteries for both HEVs and EVs as well as reducing their size and cost.

      Two- and Three-Wheeled Vehicles. We have installed Ovonic(R) NiMH batteries in scooters converted to electric power and successfully demonstrated the application of our battery for two- and three-wheeled electric vehicles including power-assisted electric bicycles. We consider two- and three-wheeled electric vehicles and power-assisted bicycles a potentially large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic(R) NiMH batteries should improve the acute air pollution problems in these regions caused by conventional internal-combustion-engine-powered two- and three-wheeled vehicles. Scooters powered by Ovonic(R) NiMH batteries have won many awards. At the 2000 Tour de Sol, the Ovonic(TM) scooter was the overall first place winner among the one-person vehicle entries, achieving a range of 73 miles with an efficiency equivalent to more than 300 miles per gallon of gasoline.

      Ovonic Battery has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic(R) NiMH batteries for two- and three-wheeled vehicles with
                                       15

Sanyo, Walsin, Sanoh Industrial Co., Ltd., Nan Ya and our Rare Earth Ovonic joint ventures. Subject to these agreements, Texaco Ovonic Battery Systems has been granted an exclusive royalty-free license for the manufacture and sale of batteries for two- and three-wheeled vehicles. We believe that Sanyo and Sanoh are engaged in the manufacture of Ovonic(R) NiMH batteries for two- and three-wheeled vehicle applications.

Energy Generation

      Photovoltaic Technology. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. The major barrier to the widespread use of direct solar-to-electrical energy conversion has been the lack of an inexpensive solar cell technology. Based on Stan Ovshinsky's basic pioneering inventions in the field of renewable energy, we originated and have patented our proprietary continuous web, multilayer, large-area thin-film amorphous silicon (a-Si) technology, and, together with our wholly owned subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (together hereafter referred to as "United Solar Ovonic") are leaders in thin-film amorphous photovoltaic technology.

      We have invented a unique proprietary approach to the manufacture of thin-film photovoltaic products. Compared to PV products that are produced using other PV technologies, our PV products are substantially lighter, more rugged, require much less energy to produce and can be manufactured in high volume at significantly lower cost. We believe that with large-volume production equipment incorporating improved technology and making solar products capable of producing on an annual basis 100 megawatts of electrical power, the costs of our PV products can be lowered dramatically to open up new opportunities in the energy markets which are now dominated by fossil fuels. Our proprietary position in photovoltaic technology ranges from the invention of materials and the development of products to the design and manufacture of production equipment. We have 130 U.S. patents and 215 foreign counterparts in photovoltaic technology.

      Using our proprietary thin-film, vapor-deposited a-Si alloy materials, we have developed proprietary technology to reduce the materials cost in a solar cell. Because a-Si absorbs light more efficiently than its crystalline counterpart, the a-Si solar cell thickness can be 100 times less than that of crystalline technology, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar Ovonic's PV products can be very lightweight, flexible and abuse-tolerant. They do not break during shipping, are particularly easy to transport to remote rural areas, thus saving shipping costs, and can be installed without breakage.

      Through United Solar Ovonic, we have advanced our pioneering work in a-Si alloy photovoltaic technology and hold current world records for both large- and small-area conversion efficiency for a-Si solar cells, as measured by NREL. Conversion efficiency is the percentage of sunlight that is converted into electricity. United Solar Ovonic has achieved a world record of 10.2% stabilized energy conversion efficiency for large area (one-square foot) a-Si alloy photovoltaic modules, which the DOE characterized in 1994 as a major breakthrough. United Solar Ovonic holds the world records for amorphous silicon alloy photovoltaic cells, including solar-to-electricity stabilized efficiency of 13% for small-area a-Si alloy photovoltaic cells.

      To further reduce the manufacturing cost of photovoltaic modules, we have pioneered the development of and have the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is a mile and one-half long and 14 inches wide, nine thin-film layers of a-Si alloy with different light absorption properties are deposited sequentially, one on top of another, in a high yield, automated machine to make a continuous, stacked three-cell structure to capture the broad solar spectrum more effectively, increase energy conversion efficiency and improve performance stability, The roll of solar cell material then is processed further for use in a variety of photovoltaic products. This basic approach, pioneered by us, is unique in the industry and has significant manufacturing cost advantages. We believe that, in high-volume production, our photovoltaic modules will be significantly less expensive than conventional crystalline silicon and other thin-film solar modules produced on glass and can be cost competitive with fossil fuels.

      Because many of our patents are broad and because our patent portfolio is extensive, we do not believe that the expiration of any of our PV technology patents occurring in the next five years will have a material adverse effect on our business.

      On May 14, 2003, we acquired the 19% interest of N.V. Bekaert S.A. (Bekaert) in United Solar Ovonic Corp. (formerly known as United Solar Systems Corp.), Bekaert's 60% interest in United Solar Ovonic LLC (formerly known as Bekaert ECD Solar Systems LLC) bringing our direct and indirect interest in each of these entities to 100%. The purchase price was $6 million, with $4 million paid at closing and $2 million to be paid no later than December 22, 2003. Additionally, we provided approximately $36 million to United Solar Ovonic LLC to terminate its sale and leaseback arrangement with third parties. In addition, we provided letters of credit of approximately $5 million to extinguish guarantees provided by Bekaert. As part of the transaction, Bekaert received rights to United Solar's technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable for its bridge loans to United Solar Ovonic LLC. The Company incurred expenses of $953,000 in connection with the acqusition.

      United Solar Ovonic operates its 30-megawatt (MW) solar products manufacturing equipment, the world's largest thin-film solar cell manufacturing machine, designed and built by our Production Technology and Machine Building Division using our roll-to-roll technology, at its manufacturing plant in Auburn Hills, Michigan. Approximately $67 million has been invested in this new, state-of-the-art manufacturing equipment. The solar-cell manufacturing equipment, is being optimized to its designed manufacturing capability of producing on an annual basis solar products generating 30MW of electrical power through a program of maintenance time-reduction and improved operational efficiency.

      United Solar Ovonic is producing a variety of PV products and selling PV modules and systems throughout the world. It manufactures products for remote power applications, telecommunications, PV-powered lighting systems, building-integrated photovoltaic systems and marine applications at its Michigan facilities.

      United Solar Ovonic has developed and is manufacturing and selling, unique products for the building and construction industries such as PV shingles, metal roofing products and PV laminate products which emulate conventional roofing materials in form, construction, function and installation. In December 2002, United Solar Ovonic unveiled its SmartRoof(SM) residential solar electric system for homeowners. This system offers ease of installation, lower maintenance and full integration into a home's roof. The SmartRoof(SM) system can generate 50 to 90 percent of a typical household's daily electrical needs.

      The PV roofing products are receiving enthusiastic market response. In 2001, United Solar Ovonic shipped solar panels capable of producing 100 kilowatts of electrical power to Sacramento Municipal Utilities District, California, and solar panels for 148 kilowatts to Energy Australia. United Solar Ovonic has completed a contract with ChevronTexaco and has installed a PV system in California capable of producing 500 kilowatts of electrical power to help power oil field operations. It is one of the largest photovoltaic installations in the United States and the largest array of flexible amorphous silicon solar technology in the world.

      In May 2003, U.S. Air Force Research Laboratory, Kirtland AFB, NM (AFRL), awarded United Solar Ovonic an $11.5 million, 18-month contract to develop its continuous web, thin-film, multijunction solar cell technology to be used in space and airship vehicles addressing defense and homeland security applications. AFRL has an option to fund an additional $7.8 million. This contract builds upon the success of earlier contracts with the Air Force and will fund research activities to develop ultra-lightweight solar arrays as the next-generation solar power technology for Air Force missions using advanced materials and innovative manufacturing technology.

       United Solar Ovonic space photovoltaic products offer an ultra-light, low-cost alternative to conventional space PV modules made of crystalline silicon or gallium arsenide. The United Solar Ovonic triple-junction modules, originally developed for terrestrial applications, are made of a-Si based thin-film alloys, which are deposited on a 5-mil flexible stainless steel substrate. By utilizing a polymeric or a thinner stainless substrate, new space cells will be developed that have a specific power density greater than 600 watts per kilogram (W/kg). A high specific power density is required for airship application and, considering the high launching cost of satellites, lightweight cells also are economically attractive for space application. The radiation hardness and superior high-temperature performance of a-Si make it an attractive material for space application.

      In 1998, United Solar Ovonic has successfully installed its space solar modules on the MIR Space Station. Cell data was sent by telemetry, and virtually no change in performance was detected during the 19 months and 252 million miles flown in 1998-2000.

      Also in May 2003, we were awarded a subcontract by the DOE's National Renewable Energy Laboratory (NREL) to develop new solar cell manufacturing technology based on our continuous web, thin-film, multijunction technology. This subcontract will provide matching funds for a research and development program aimed at lowering the manufacturing cost of solar cells. NREL will fund about $3 million of the approximately $6 million three-year, phased subcontract, with ECD providing the balance of the funds.

      In October 2002, we were awarded a cost-shared, three-phase subcontract by NREL to develop new optically enhanced back reflector and improved deposition processes for amorphous silicon-based solar cells. NREL will fund more than $1.1 million of the approximately $1.4 million three-year, phased subcontract, with ECD providing the balance of the funds. The achievement of the goals of this program and application of the advances to United Solar Ovonic's 30MW solar products manufacturing equipment could lead to an immediate improvement in module light input to electrical output efficiencies.

      In May 2002, we were awarded a cost-shared, three-phase contract by NREL to carry out research work on high efficiency amorphous silicon based solar cells and modules. The estimated amount for the three-year contract is $4.9 million, of which United Solar Ovonic will provide $2 million. Continuation of the contract after each phase is determined by performance and availability of funds.

      Ovonic(R) Regenerative Fuel Cell. In September 2000, we and ChevronTexaco formed a joint venture, Texaco Ovonic Fuel Cell Company LLC, to further develop and advance the commercialization of the Ovonic(R) regenerative fuel cell technology. Until December 31, 2002, we and ChevronTexaco each owned 50% of Texaco Ovonic Fuel Cell. The funding of Texaco Ovonic Fuel Cell from ChevronTexaco for initial product and market development was $9.4 million (of which we recorded $8.8 million in revenue) and $9.8 million (of which we recorded $8.9 million in revenue) in fiscal years 2001 and 2002, respectively. For fiscal year 2003, ChevronTexaco provided $5.5 million in funding of which we recorded $4 million in revenue. Our contribution to Texaco Ovonic Fuel Cell in return for our 50% interest consisted of licenses, know-how and proprietary technology. Effective as of December 31, 2002, ECD purchased ChevronTexaco's 50% interest in Texaco Ovonic Fuel Cell Company for $1. The company is now owned 100% by ECD and has been renamed Ovonic Fuel Cell Company. Since January 1, 2003, we have funded 100% of the activities of Ovonic Fuel Cell Company.

      The Ovonic(R) regenerative fuel cell technology employs electrochemical devices that include two electrodes, an anode and a cathode. Between the two electrodes is a solid or liquid electrolyte that allows ions to pass through, but prevents electrons from passing through. Hydrogen enters the anode and is oxidized, and oxygen in air enters the cathode and is consumed, thereby releasing electrical energy and byproducts of water and heat.

      The Ovonic(R) regenerative fuel cell technology is being developed for commercial use in a full range of stationary, portable power and transportation applications, which can supply electricity as an alternative or supplement to electricity supplied through grid distribution or portable fossil-fuel-powered generators.

      Many of the patents applicable to our NiMH battery technology are also applicable to our Ovonic(R) regenerative fuel cell technology. These patents have various dates of expiration through 2018. We do not believe that the expiration of any patent applicable to Ovonic(R) regenerative fuel cell technology during the next five years will have a material adverse effect on our business.

      Our Ovonic(R) regenerative fuel cell technology is being further improved and developed and requires additional financial resources to reach commercial product status.

Information Technology

      We have developed a number of key proprietary products and processes in the field of information technology. The phase-change optical, electrical memory and Ovonic(TM) Cognitive Computer technologies are based on Stanford Ovshinsky's basic pioneering inventions.

      Optical Memory. We are the inventor and originator of phase-change rewritable optical memory disk technology. Our Ovonic(TM) phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disk, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our proprietary phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD-ROM or DVD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (up to 1,000 times in the case of CD-RW and up to 500,000 times in the case of DVD-RAM).

      We have licensed our Ovonic(TM) phase-change rewritable optical memory technology to a number of data storage media companies, including Matsushita Electric Industrial Co., Ltd., Ricoh Company Limited, Sony Corporation, Toshiba Corporation, Pioneer Corporation, Hitachi, Ltd., Plasmon Limited, Toray Industries, Inc., TDK Corporation and Teijin, Limited. Licensees engaged in limited production of phase-change optical memory products are Matsushita and Ricoh.

      Our rewritable phase-change optical memory licenses provide for a nonrefundable advance royalty payment of $25,000 paid to us at the inception of the license agreement. Generally, licensees pay us a royalty of 1-1/2% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. The licenses can be terminated by us if the licensee fails to make royalty payments or can be terminated by the licensee, in which event the licensee's rights to make optical memory disks under our patents would also terminate. The term of the license agreements extends as long as the patents are in force. Our portfolio of patents relating to rewritable optical memory products contains patents expiring beginning in 2005 through 2015 and we expect to replace expiring patents with new applications and patents.

      A convergence of the information processing, communications and entertainment industries is taking place as a result of advances in digital electronics. A new and emerging product offering higher-capacity data storage is the DVD. Playback-only DVD disks and drives (DVD-ROM) are commercially available now, as well as DVD-RAM, DVD-RW and DVD+RW, three formats that use our phase-change rewritable optical memory technology. These products are used for storage of both video and computer data.

      We are also applying our Ovonic(TM) optical phase-change technology under a three-year contract awarded in September 2003 by NIST's ATP to develop new optical switching devices for active optical routing devices in digital signal processing.

      Following the successful development of technology under a project funded by NIST's ATP, we and General Electric, through its GE Plastics business unit, formed a strategic alliance in 2000. We and GE Plastics also formed a joint venture, Ovonic Media, LLC, to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property, know-how, licenses and equipment to the joint venture. GE has made cash and other contributions to the joint venture. Since its inception, Ovonic Media has paid us $5.6 million through the end of fiscal year 2003 for services to the joint venture. We recorded revenues of approximately $615,000, $1.9 million and $2.3 million in the years ended June 30, 2003, 2002 and 2001, respectively, for work performed for Ovonic Media under service contracts.

      Ovonic Media has successfully met its Phase I milestones. GE suspended additional funding after January 3, 2003 and is evaluating the current market situation to determine next steps. GE and ECD are in discussions as how to best position the joint venture in order to meet the needs of the marketplace, expand the joint venture's operations, and secure new equity investors and strategic partners to fund the joint venture's operations. ECD will fund continued product development activities until new partners who will provide funding, marketing and distribution are brought into the venture or GE resumes funding. Currently, ECD is in discussions with global electronic companies in connection with future funding of Ovonic Media.

      Ovonic(TM) Unified Memory. We developed the first nonvolatile semiconductor memory, the Ovonic(TM) Electrically Erasable Programmable Read Only Memory, for computer data storage in the 1960s. We have advanced and extended that early work and have developed with our Ovonyx joint venture a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices called Ovonic(TM) Unified Memory (OUM(TM)).

      In 1999, we and Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed Ovonyx, Inc. (initially owned 50% by ECD and the balance owned by Mr. Lowrey and a colleague) to further develop and commercialize OUM(TM). Our contribution to Ovonyx, in return for our ownership interest, consisted of licenses, know-how and proprietary technology.

      In February 2000, Ovonyx and Intel entered into a collaboration and royalty-bearing license agreement to jointly develop and commercialize OUM(TM) technology. The investment by Intel Capital and other investors in Ovonyx has brought our ownership of Ovonyx to 41.7%.

      Ovonyx's strategy for OUM(TM) is to initially target the direct replacement of FLASH memory in products such as cell phones, digital cameras and PDAs where a single OUM(TM) device can replace DRAM and FLASH devices. OUM(TM) is a high-speed, nonvolatile memory with advantages such as reduced cost per bit, low power and low voltage, and a robust temperature range. It also is a random-access, non-destructive read memory that is scalable, radiation hard and provides a user-friendly PC interface. OUM(TM) technology has demonstrated 1 million times the cycle life of FLASH and 100 times the write speed of FLASH. It offers a way to realize full system-on-a-chip capability through integrating unified memory, linear, and logic on the same silicon chip.

      In 1999, Ovonyx and BAE Systems (formerly Lockheed Martin Space Electronics & Communications) entered into a royalty-bearing agreement to commercialize the OUM(TM) technology in radiation-hardened space and military applications. Ovonyx and BAE Systems are engaged in a joint development program directed toward application of OUM(TM) in BAE Systems' space products.

      In 2000, Ovonyx and STMicroelectronics signed a nonexclusive royalty-bearing agreement whereby STMicroelectronics was granted a license to use the thin-film nonvolatile semiconductor memory technology of Ovonyx in the STMicroelectronics product line. The two companies also established a joint development program. In February 2003, Ovonyx and STMicroelectronics agreed to expand the scope of the technology license and agreed to extend their joint development program.

      OUM(TM) technology will require further technical development and may require additional financial resources to reach commercial product status.

      Ovonic(TM) Cognitive Computer Technology. In October 2002, we formed Ovonic Cognitive Computer, Inc. as the exclusive licensee of certain technologies, which previously had been licensed to Ovonyx, for the development of the Ovonic(TM) Cognitive Computer technology. We own 95% of Ovonic Cognitive Computer, Inc. and Ovonyx owns the balance. The Ovonic(TM) Cognitive Computer technology is a unique multifunctional approach to computing that is basically different than the Von Neumann concept, the prototype of today's computers. It can accomplish many tasks in a simple manner impossible to perform on conventional computers and has learning capability that mimics the functionality of the human brain by combining memory and processing in single sub-micron device. The Ovonic(TM) Cognitive Computer technology incorporates nanostructural Ovonic materials deposited as a thin film with the capability to execute ordinary arithmetic and logic operations as well as advanced functions such as non-binary processing, higher mathematics, pattern recognition and encryption in a densely interconnected and parallel fashion. The Ovonic(TM) Cognitive Computer technology requires further technical and product development and additional financial resources to reach commercial product status.

               PRODUCTION TECHNOLOGY AND MACHINE BUILDING DIVISION
                      AND CENTRAL ANALYTICAL LABORATORY

      Our Production Technology and Machine Building Division has been an important element in our strategy and has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and certain of our licensees multiple generations of photovoltaic production lines, including machinery and equipment for manufacturing solar products which is being optimized to designed manufacturing capability to produce on an annual basis 30 megawatts of electrical power for United Solar Ovonic, as well as research, development and manufacturing equipment for high-rate microwave plasma-enhanced chemical vapor deposition (MPCVD) and other materials technology.

      In September 2003, we and GE Global Research, the centralized research organization of General Electric, announced that we had been awarded a grant from NIST's ATP to develop a low-cost, roll-to-roll process for the production of large-area organic electronic devices. The cost of the $13 million, four-year project will be shared among NIST, GE and us. The program goal is to create a cost-effective system for the mass production of products such as flexible electronic paper displays, portable TV screens the size of posters, embedded sensors, solar powered cells and high-efficiency lighting devices. The proposed roll-to-roll research prototype line will input a roll of plastic film and output working organic electronic devices. GE will design and provide the organic electronic technology, while we will provide our unique roll-to-roll equipment-building expertise. The key is to form the active organic layers using low-cost printing techniques such as gravure or screen printing. If successful, the program will demonstrate that organic electronic devices can be made on flexible material in a continuous roll-to-roll process without the huge capital investment normally required for batch-processed inorganic semiconductor technology. The two major technology challenges that scientists face are: ensuring that roll-to-roll processing is compatible with the materials and device designs, and integrating all of the fabrication steps into one line.

      Our Central Analytical Laboratory conducts analysis of materials produced by us and our joint venture partners and licensees as well as materials produced by other companies and manufactures high quality sputtering targets.

                        RESEARCH AND PRODUCT DEVELOPMENT

      The nature of our business has required, and will continue to require, expenditures for research and product development to achieve our objective of product commercialization. Agencies of the U.S. government and our licensees and industrial partners have partially funded our research and product development activities. We believe the materials, production technologies and products being developed and produced by us and our joint venture partners are technologically sophisticated and are designed for markets characterized by rapid technological change and competition based, in large part, upon technological and product performance advantages.

      We have completed the installation of a new state-of-the-art Clean Room fabrication facility. This facility will allow us to extend the application of Ovonic(TM) materials and fabricate amorphous semiconductor devices, including devices that will be used in the development of the Ovonic(TM) Cognitive Computer technology.

      The sophisticated capability of this fabrication facility and electronic test equipment enables us to conduct work not only for ourselves in advanced materials, optical and memory activities, but for our Ovonyx joint venture, as well as others who could utilize our advanced capabilities.

      As of June 30, 2003, the amount of future revenues to be billed and recognized as revenue, as earned, under contracts with government agencies totaled approximately $11,341,000, $2,000,000 of which has not yet been approved by the government as of June 30, 2003. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. Our government contracts, which have partially funded development of specific segments of our technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. We retain the technology rights for any inventions or other discoveries under these contracts. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by us under such product development contracts.

      The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2003. All of our research and development costs are expensed as incurred and are included in our Consolidated Statements of Operations as cost of revenues from product development agreements and product development and research.

                                   Direct Research and Development Expenditures
                                   --------------------------------------------
                                               Year Ended June 30,
                                   --------------------------------------------
                                        2003            2002           2001
                                   -------------    ------------   ------------
     Sponsored by industrial
       partners, government
       agencies and licensees        $28,139,630    $40,358,618    $26,936,302

     Sponsored by us                  12,539,628      7,467,157      7,809,453
                                     -----------    -----------    -----------
                                     $40,679,258    $47,825,775    $34,745,755
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

                        PATENTS AND PROPRIETARY RIGHTS

      Since our founding in 1960, we have focused our research and product development efforts on amorphous, disordered and related materials, a previously unrecognized field of physics and materials science that has since attracted widespread attention. We have established a multi-disciplinary business, scientific and technical organization ranging from research and development to product development and manufacturing and selling products, as well as designing and building production machinery. We recognize that all of our activities need to be carefully protected. Our extensive patent portfolio, including patents assigned to our joint ventures, consists of 374 U.S. patents and 737 foreign counterparts, and includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

      Because we generate patents which basically and broadly cover our business, we believe that our proprietary patent position will be sustained notwithstanding the expiration of certain patents and do not expect the expiration of the patents to adversely affect our business prospects.

      We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which, to date, have been resolved in our favor prior to trial. See Item 3: Legal Proceedings on page 32 for pending and recently resolved legal proceedings.

                            CONCENTRATION OF REVENUES

      See Note B of the Notes to Consolidated Financial Statements of this
Report.

                                    BACKLOG

      Our backlog of orders as of June 30, 2003 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $8,531,000. The comparable backlog at June 30, 2002 was $21,910,000. In fiscal 2004, we expect to recognize revenues of $8,531,000 from our backlog.

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

                                    EMPLOYEES

      As of October 3, 2003, we and our subsidiaries, United Solar Ovonic, Ovonic Battery and Ovonic Fuel Cell Company, had a total of 538 employees. The above numbers do not include employees of our joint ventures or licensees.

                             AVAILABLE INFORMATION

      Our Internet address is www.ovonic.com. We make available, free of charge, on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

     o we need to obtain debt or additional equity financing to continue to operate our business and financing may be unavailable, reduce our stock price or available only on disadvantageous terms;

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

     o we may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business;

     o our product development and commercialization programs involve a number of uncertainties and we may never generate sufficient revenues to become profitable;

     o we may not achieve the designed output capabilities of certain manufacturing equipment designed and built by us;

     o we rely on collaborative relationships and termination of any of these relationships and the underlying contracts could reduce the financial resources available to us, including future revenues;

      o some of our key technologies have not been used to produce commercial products and may not be capable of producing such products;

     o our commercialization programs will require substantial additional future funding which could hurt our operational and financial condition;

     o future sales of our securities may depress the price of our securities; or

     o our securities may not allow our holders to receive a return on such securities other than through the sale of the securities.

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

Encryption - encoding of information.

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

Nanostructural - refers to materials having functional features on the nanometer length scale.

Nonbinary processing - computation in a base other than the binary base 2 used in conventional computers.

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

System-on-a-chip - an ASIC (application specific integrated circuit) that integrates, on a single silicon die, processors, memories, logic, I/O (input/output), and analog functions previously implemented as multiple discrete chips.

Thin Film - a very thin layer of material formed on a substrate.

Von Neumann concept - classical sequential method of computing.

Item 2:  Properties
------   ----------

      A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery, United Solar Ovonic and Ovonic Fuel Cell Company, follows:


                                                                     Number of
                          Location                                  Square Feet
                          --------                                  -----------

       ECD:
          2956 Waterview, Rochester Hills, MI                          49,550
          1050 East Square Lake Road, Bloomfield Hills, MI             11,000
          1621 Northwood, Troy, MI                                     24,900


       Ovonic Battery:
          1864 Northwood, Troy, MI                                     12,480
          1826 Northwood, Troy, MI                                     12,480
          1707 Northwood, Troy, MI                                     27,400
          2968 Waterview, Rochester Hills, MI                          33,804
          1414 Combermere, Troy, MI                                     9,870

       United Solar Ovonic:
          1100 West Maple Road, Troy, MI                               47,775
          3800 Lapeer Road, Auburn Hills, MI                          167,526
          Av. La Paz. No. 10009, Parque Industrial
            Pacifico, Tijuana, B.C., Mex. C.P. 22670                   67,362

       Ovonic Fuel Cell Company
          2983 Waterview, Rochester Hills, MI                          27,080
                                                                      -------
                  TOTAL                                               491,227
                                                                      =======

      Except for the property located at 1050 East Square Lake Road, Bloomfield Hills, MI, which is owned by us, the foregoing properties, which are generally of brick and block construction, are leased by us. The foregoing properties are devoted primarily to the product development, production and pre-production activities and administrative and other operations of ECD, Ovonic Battery and United Solar Ovonic. We expect to vacate the property located at 1707 Northwood, Troy, MI., upon expiration of the lease term at the end of December 2003. Management believes that the above facilities are adequate for present operations.

      A summary of the facilities of our North American joint ventures follows:

                                                                     Number of
                          Location                                  Square Feet
                          --------                                  -----------

       Texaco Ovonic Hydrogen Systems:
          2983 Waterview, Rochester Hills, MI                          50,292

       Texaco Ovonic Battery Systems:
          1334 Maplelawn, Troy, MI                                     28,122
          1250  Maplelawn, Troy, MI                                    21,000
          1104 West Maple Road, Troy, MI                               15,000
          50 Ovonic Way, Springboro, OH                               170,000
                                                                      -------
                  TOTAL                                               284,414
                                                                      =======
Item 3:  Legal Proceedings
------   -----------------

      In March 2001, Ovonic Battery initiated litigation in Federal District Court for the Eastern District of Michigan against Matsushita Battery Industrial Co. Ltd. and related companies ("MBI"), Panasonic EV Energy Co. Ltd., Toyota Motor Corporation and related companies, and five employees of MBI for infringement of Ovonic Battery's U.S. Patent Nos. 5,348,822 and 5,536,591 in connection with hybrid electric vehicle battery and consumer battery sales in the United States; U.S. Patent No. 5,879,831 in connection with hybrid electric vehicle sales in the United States; for misappropriating confidential information and filing applications for U.S. Patent No. 6,013,390 and corresponding foreign patents incorrectly naming MBI employees instead of Ovonic Battery employees as inventors. In July 2001, Texaco Ovonic Battery Systems LLC sought to join the litigation as a co-plaintiff. The plaintiffs presented a motion for a preliminary injunction against MBI and its affiliates to enjoin the sale of infringing batteries in the United States. After a hearing held on October 10, 2001, the Court allowed Texaco Ovonic Battery Systems to join the case, found that certain counts of our Amended Complaint should be arbitrated, and scheduled a hearing on our request for a preliminary injunction to prevent MBI from infringing our patents by offering or selling batteries to U.S. manufacturers of hybrid electric vehicles, pending the outcome of the arbitration. On December 12, 2001, we filed an arbitration demand with the International Chamber of Commerce (ICC) on the counts held to be arbitrable by the Federal District Court as well as additional patent infringement claims. In December 2001, the Parties initiated settlement discussions and the Court, on January 16, 2002, granted a joint motion to stay further proceedings in the litigation pending the outcome of the settlement discussions. The ICC also agreed to hold its proceedings in abeyance pending settlement discussions.

      In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The agreement established the basic terms, conditions and procedures to resume arbitration before the ICC of the existing patent infringement disputes involving nickel metal hydride batteries used in gasoline-electric hybrid vehicles and other products. Pursuant to the arbitration agreement, the existing disputes among the parties will be resolved in the arbitration and, therefore, the parties have agreed to dismiss the patent infringement litigation previously initiated by ECD's related companies in the U.S. District Court, Eastern District of Michigan. The arbitration proceeding will be held in New York City, with a hearing before the Arbitral Tribunal expected to occur in November 2003.

      On July 24, 2001, an individual, Kaplesh Kumar, filed a lawsuit against Ovonic Battery, ECD and Stanford Ovshinsky, in the Federal District Court of Massachusetts, alleging infringement of Kumar's U.S. Patent No. 4,565,686 and other acts of unfair competition for inducing others to infringe. On July 8, 2002, the Court granted our motion for summary judgment and dismissed Kumar's complaint. Kumar has appealed the decision of the Federal District Court granting our motion for summary judgment of non-infringement and the Court's dismissal of Kumar's complaint to the United States Court of Appeals for the Federal Circuit. Oral arguments were presented before a panel of the U.S. Court of Appeals for the Federal Circuit on September 19, 2003. We believe that the suit is without merit and that we will prevail. It is presently unknown as to when the Court of Appeals will issue its opinion.

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

      As of October 3, 2003, there were approximately 2,140 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

      Below is the reported high and low price on the NASDAQ National Market System for our Common Stock for the following quarters:

                                   For the Fiscal Year Ended June 30
                                         (in Dollars Per Share)
                        -------------------------------------------------------
                               2004               2003               2002
                        -----------------  -----------------  -----------------

                          High     Low       High     Low       High     Low
                         ------   -----     ------   -----     ------   -----
First Quarter            $19.24   $9.06     $15.90   $9.47     $28.00   $12.64
 (July - September)

Second Quarter                              $12.88   $7.21     $22.00   $15.26
(October - December)

Third Quarter                               $11.85   $7.95     $24.53   $18.18
(January - March)

Fourth Quarter                              $11.32   $8.002    $25.73   $14.01
(April - June)

----------

      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      During the fiscal year ended June 30, 2003, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act, no public offering having been involved.



 Party/ies             Security Issued    Number of Securities    Consideration
----------             ---------------    --------------------    -------------
6 members of our        Common Stock          2,844 shares          Services rendered valued
Board of Directors                                                  at approximately $30,000



      During the fiscal year ended June 30, 2003, we issued 390 shares of our Common Stock to four persons for no consideration pursuant to their exchange of certain Convertible Investment Certificates for Common Stock. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act, for an exchange of securities with an existing security holder exclusively, where no commission or other remuneration is paid for soliciting such exchange.

      The independent outside directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year. See Part III, Item 10, Directors and Executive Officers of the Registrant, for compensation of directors.

Item 6:   Selected Financial Data
-------   -----------------------

      Set forth below is certain financial information derived from the Company's audited consolidated financial statements (See Item 1: Description of Business).

                                                                 June 30,
                                 ------------------------------------------------------------------------
                                     2003           2002           2001           2000           1999
                                 ------------   ------------   ------------   ------------   ------------
Revenues:
    Product sales                $ 22,415,790   $ 36,634,167   $ 24,239,970   $  6,892,355   $  4,524,238
    Royalties                       1,843,647      2,000,914      2,898,956      3,440,164      2,735,622
    Revenues from product
      development agreements       37,335,248     52,685,717     37,582,138     10,418,985     17,240,615
    Revenues from license
      and other agreements          3,444,114         25,000      5,300,000      3,138,000      4,753,995
    Other                             140,061        364,487      1,383,429      6,089,581      3,717,826
                                 ------------   ------------   ------------   ------------   ------------
            TOTAL REVENUES         65,178,860     91,710,285     71,404,493     29,979,085     32,972,296
                                 ------------   ------------   ------------   ------------   ------------
NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE           $(38,413,719)  $(20,888,034)  $ (5,121,838)  $(16,656,128)  $(13,777,589)
                                 ------------   ------------   ------------   ------------   ------------
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING
  PRINCIPLE (NOTE A)                2,215,560         -              -              -              -
                                 ------------   ------------   ------------   ------------   ------------
Net Loss                         $(36,198,159)  $(20,888,034)  $ (5,121,838)  $(16,656,128)  $(13,777,589)
                                 ============   ============   ============   ============   ============

BASIC NET LOSS PER SHARE
  BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE I)             $      (1.75)  $       (.96)  $       (.26)  $      (1.16)  $      (1.06)

BASIC NET INCOME PER SHARE
  FOR CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE I)             $        .10   $    -         $      -       $       -      $      -
                                 ------------   ------------   ------------   ------------   ------------
Basic Net Loss per Common Share  $      (1.65)  $       (.96)  $       (.26)  $      (1.16)  $      (1.06)

DILUTED NET LOSS PER SHARE
  BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE I)             $      (1.75)  $       (.96)  $       (.26)  $      (1.16)  $      (1.06)

DILUTED NET INCOME PER SHARE
  FOR CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE I)             $        .10   $    -         $      -       $       -      $      -
                                 ------------   ------------   ------------   ------------   ------------
Diluted Net Loss per
  Common Share                   $     (1.65)   $       (.96)  $       (.26)  $      (1.16)  $      (1.06)

At year end:
   Cash and Cash Equivalents     s  8,567,261   $ 42,221,015   $ 33,055,399   $ 44,592,017   $ 19,076,983
   Short-Term Investments        $ 26,801,506   $ 71,997,154   $ 48,908,662   $ 44,723,500   $     -
   Total Assets                  $153,694,650   $192,118,594   $166,105,387   $148,905,642   $ 39,807,998
   Long-Term Liabilities         $ 10,187,127   $ 14,428,769   $ 18,154,121   $ 20,059,353   $  2,679,936
   Working Capital               $ 37,794,730   $100,796,311   $ 92,577,489   $ 89,789,457   $ 18,438,953
   Stockholders' Equity          $ 99,832,172   $135,254,960   $110,740,711   $ 98,776,560   $ 23,188,627

                                       36

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   -----------------------------------------------------------------

Critical Accounting Policies
----------------------------

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by factors such as the continued receipt of contracts from the U.S. government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

      We have identified the following as critical accounting policies to our company: principles of consolidation, equity accounting and revenue recognition for product sales, royalties, and business agreements.

Principles of Consolidation and Equity Accounting
-------------------------------------------------

      The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14, 2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as United Solar Ovonic), a business formed to develop and commercialize the Company's continuous web, multilayer, large-area thin-film amorphous silicon photovoltaic technology (see Note E to the Consolidated Financial Statements), and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(R) nickel metal hydride (NiMH) battery technology (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has five major investments accounted for using the equity method: (i) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and ChevronTexaco Corporation, each having 50% interest, to manufacture and sell the Company's proprietary NiMH batteries for transportation and stationary applications; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and ChevronTexaco, each having 50% interest, to further develop and commercialize Ovonic(TM) solid hydrogen storage technology; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to further develop and commercialize ECD's Ovonic Unified Memory(TM) (OUM(TM)) technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD formed to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for ultra-high-speed manufacture of optical media products; and (v) ITS

Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD formed to manufacture battery-powered electric vehicles. In addition, prior to May 14, 2003, the Company accounted for United Solar Ovonic LLC, owned 40% by United Solar Ovonic Corp. (now 100% owned by the Company) using the equity method of accounting. Also, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery). See Note E to the Consolidated Financial Statements for discussion of all of the Company's ventures.

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

      The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacture of its battery and other related products and components. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total cash investment of $1,710,000).

      In October 2002, the Company, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by the Company and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx. ECD received an exclusive, royalty-bearing license, subject to existing agreements, for the use of all OUM(TM) and Ovonic Threshold Switch and other Ovonyx technology for use in the field of cognitive computers. The Company has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the year ended June 30, 2003, the Company recorded an equity loss of $406,000.

      While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures.

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company's ownership percentage.

Product Sales
-------------

      Product sales include revenues related to photovoltaic products, machine-building and equipment sales contracts, nickel hydroxide and metal hydride materials and battery packs. Revenues related to machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point.

Royalties
---------

      Most license agreements, other than those granted to certain joint ventures, provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash payments for nonrefundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrable evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

Business Agreements
-------------------

      A substantial portion of revenues is derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. The Company has two major types of business agreements.

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

                              Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002
-------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with companies such as ChevronTexaco, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company and our Ovonyx joint venture which includes Intel. In accordance with GAAP, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets on the Company's balance sheet.

      For the period July 1, 2002 through May 14, 2003, the Company owned 81% of United Solar Ovonic Corp. (formerly United Solar Systems Corp.) and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC (formerly Bekaert ECD Solar Systems LLC) on the equity basis. Effective May 15, 2003, with the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003.

      The Company had a net loss of $36,198,000 on revenues of $65,179,000 in the year ended June 30, 2003 compared to a net loss of $20,888,000 on revenues of $91,710,000 for the year ended June 30, 2002. The $15,310,000 increase in the net loss resulted primarily from increased patent defense expenses (net) of $2,680,000 to protect Ovonic Battery's intellectual property, increased losses on product sales of $2,992,000, an increase of $7,672,000 in the net cost of product development as the Company received lower third-party funding to offset its spending on its core technologies, reduced interest income of $1,166,000 due to a lower cash balance and lower interest rates and increased equity in losses and writedown of joint ventures of $8,136,000, partially offset by increased license revenues of $3,419,000. In addition, the Company recognized income of $2,216,000 attributable to the cumulative effect of a change in accounting principle (see Note A of Notes to Consolidated Financial Statements).

      The loss from operations increased to $33,277,000 in 2003 from $22,233,000 in 2002 because of:

   o a $5,690,000 increased operating loss for the ECD segment, net of consolidating entries, which includes machine building, optical memory, fuel cell technology, support services for hydrogen storage, and Ovonic(TM) Cognitive Computer technology ($16,924,000 in 2003 versus $11,234,000 in 2002), primarily due to higher investment in product development as ECD received lower third-party funding to offset its spending on its core technologies;

   o an increased operating loss of $1,816,000 for United Solar Ovonic (operating loss of $6,355,000 in 2003 versus operating loss of $4,539,000 in 2002) primarily due to costs associated with increasing production capacity with the February 2003 start-up of new manufacturing equipment which, when fully optimized, is capable of producing 30MW of photovoltaic products annually and due to, after May 14, 2003, recognition of 100% of United Solar Ovonic's operating results;

   o a $3,538,000 increased operating loss for Ovonic Battery (operating loss of $9,998,000 in 2003 versus operating loss of $6,460,000 in 2002)
      primarily resulting from higher costs for patent defense and lower revenues from product development agreements.

      The decrease in consolidated revenues primarily resulted from lower product sales ($14,218,000), lower revenues from product development agreements ($15,351,000) and lower royalties ($157,000), partially offset by higher license and other agreements ($3,444,000 in 2003 versus $25,000 in 2002).

   o The ECD segment's revenues, net of consolidating entries, decreased to $21,463,000 in 2003 from $36,024,000 in 2002 primarily due to an
      $11,293,000 decrease in revenues from product development agreements, principally from the reduced work from the advanced product development agreement with Texaco Ovonic Hydrogen Systems, and due to the discontinuance of funding by joint venture partners for both Ovonic Media and the development of work related to Ovonic(R) fuel cell technology (beginning January 2003).

   o The $19,703,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($10,726,000 in 2003 versus $25,287,000 in 2002) as the first phase of this program nears completion, decreased revenues from product development agreements ($14,942,000 in 2003 versus $20,078,000 in 2002) due to reduced work on advanced product development for Texaco Ovonic Battery Systems and decreased royalties ($136,000 reduction), partially offset by increased revenues from license and other agreements ($175,000 in 2003 versus $25,000 in 2002).

   o United Solar Ovonic's consolidated 2003 revenues increased to $14,890,000 in 2003 versus $7,157,000 in 2002 due to: (i) increased product sales as it continues to expand its manufacturing capacity from the previous 5MW manufacturing equipment to the current equipment which, when fully optimized, is capable of producing 30MW of photovoltaic products annually,
      (ii) the acquisition of 100% of United Solar Ovonic LLC on May 14, 2003 and the resultant consolidation of their revenues from third parties after that date, and (iii) higher revenues from product development agreements.

      Product sales, consisting of machine building and equipment sales, photovoltaic products and nickel hydroxide and metal hydride materials, decreased 39% to $22,416,000 in the year ended June 30, 2003 from $36,634,000 in the year ended June 30, 2002. Machine-building and equipment sales revenues decreased 61% to $11,450,000 in 2003 from $29,533,000 in 2002, primarily due to the near completion of the first phase of Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($10,726,000 in 2003 compared to $25,287,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Partially offsetting this decrease were photovoltaic sales (sales of semi-finished products to an affiliate, United Solar Ovonic LLC, prior to May 14, 2003, and are sales of finished products to third parties after that date) which were $9,769,000 for 2003 and $5,883,000 for 2002 (see Note E of Notes to Consolidated Financial Statements). Sales of nickel hydroxide and metal hydride materials were $973,000 in 2003 compared to $940,000 in 2002. The Company currently has a product sales backlog of $8,531,000, all of which is expected to be recognized as revenues in Fiscal 2004. (See Note B - Notes to Consolidated Financial Statements.)

      Royalties decreased 8% to $1,844,000 in the year ended June 30, 2003 from $2,001,000 in the year ended June 30, 2002. Lower royalties reflect lower sales of small consumer batteries and increased production efficiencies of the Company's licensees, which have resulted in lower prices.

      Revenues from product development agreements decreased 29% to $37,335,000 in the year ended June 30, 2003 from $52,686,000 in the year ended June 30, 2002. The decrease was primarily a result of reduced funding from ChevronTexaco for agreements with Texaco Ovonic Hydrogen Systems ($13,651,000 for 2003 compared to $18,581,000 for 2002), Ovonic Fuel Cell which is now self-funded by the Company ($4,022,000 for 2003 compared to $8,887,000 for 2002) and Texaco Ovonic Battery Systems ($12,367,000 for 2003 compared to $16,315,000 for 2002) for advanced product development agreements. Also contributing were lower revenues from a service agreement with Ovonic Media ($615,000 in 2003 versus $1,923,000 in 2002) and the completion of programs with National Institute of Standards and Technology (NIST) and U.S. Department of Energy (DOE), which advanced the Company's hydrogen storage and optical memory technologies (zero in 2003 versus $521,000 in 2002). (See Research and Development in Item 1 and Note B - Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements increased to $3,444,000 in the year ended June 30, 2003 from $25,000 in the year ended June 30, 2002. The increase primarily resulted from United Solar Ovonic Corp. issuing to Canon Inc. a notice whereby United Solar Ovonic Corp. granted Canon rights to manufacture photovoltaic products in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. These rights were granted in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar Ovonic Corp. by Canon. United Solar Ovonic Corp. recorded the satisfaction of the loan and accrued interest from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the year ended June 30, 2003. Also, Ovonic Battery entered into license agreements with four Chinese companies for a total of $175,000. (See Note B - Notes to Consolidated Financial Statements.) Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $140,000 in the year ended June 30, 2003 from $364,000 in the year ended June 30, 2002. This decrease was primarily due to certain adjustments which reduced revenues to reflect a change in estimate based on information received by the Company pertaining to certain customers and contracts, partially offset by increases in revenues for services provided by the Company's Central Analytical Lab and Production Technology and Machine Building Division to affiliates and others.

      The $11,226,000 decrease in cost of product sales in the year ended June 30, 2003 resulted from the $14,218,000 decrease in product sales and resulted in a $3,523,000 loss on product sales in 2003, compared to a $531,000 loss in 2002. The increased loss primarily relates to sales of photovoltaic products as the new manufacturing equipment for photovoltaic products was brought on line. Partially offsetting this increased loss was improved profitability on the contract to provide battery manufacturing equipment to Rare Earth Ovonic and a smaller loss on the sales of metal hydride materials.

      Revenues from product development agreements funded 66% (compared to 82% last year) of the Company's cost of product development. While the Company continued to spend aggressively on its core technologies, the total cost of product development decreased by $7,679,000 for the year ended June 30, 2003. However, third-party funding decreased by $15,351,000, resulting in an increase of $7,672,000 in net cost of product development.

                                                     Year Ended June 30,
                                                -----------------------------
                                                    2003             2002
                                                ------------     ------------
   Cost of revenues from product
     development agreements                     $ 37,001,000     $ 51,703,000
   Product development and research               19,798,000       12,775,000
                                                ------------     ------------
        Total cost of product development         56,799,000       64,478,000
   Revenues from product development
     agreements                                   37,335,000       52,686,000
                                                ------------     ------------
        Net cost of product development         $ 19,464,000     $ 11,792,000
                                                ============     ============

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique multifunctional approach to computing basically different than today's computers - which has the potential to accomplish many tasks in a simple manner impossible to perform on conventional computers. It is based on the learning capability that mimics the functionality of the human brain by combining memory and processing in single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation ($886,000) related to the new state-of-the-art clean room and the related equipment. Another project, in collaboration with ChevronTexaco, was the conversion of a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine is being used to power a hybrid electric vehicle (a 2002 Toyota Prius) using our Ovonic(TM) low-pressure solid hydrogen storage system. This solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing hydrides to address the hydrogen infrastructure.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's U.S. and foreign patents covering its proprietary technologies. Total patent expenses increased to $7,618,000 in the year ended June 30, 2003 from $4,932,000 in the year ended June 30, 2002, principally due to litigation costs ($5,429,000 in 2003 versus $2,749,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the battery litigation expenses, other than those related to consumer batteries, beginning in fiscal 2002. The reimbursements of $624,000 in fiscal year 2003 and $2,167,000 in fiscal year 2002 have been offset against the patent defense costs. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In December 2002, we and our related companies entered into an arbitration agreement with MBI and its related companies and Toyota and a related company which establishes the basic terms, conditions and procedures to resume arbitration before the International Chamber of Commerce of the existing patent infringement disputes involving nickel metal hydride batteries used in gasoline-electric hybrid vehicles and other products. Pursuant to the arbitration agreement, the existing disputes among the parties will be resolved in the arbitration and, therefore, the parties have agreed to dismiss the patent infringement litigation previously initiated by ECD's related companies in the U.S. District Court, Eastern District of Michigan.

      Operating, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in operating, general and administrative expenses (net of allocations) from $7,368,000 in the year ended June 30, 2002 to $8,099,000 in the year ended June 30, 2003 was due primarily to reduced allocations of expenses to cost of revenues from product development agreements ($2,945,000), partially offset by increased allocations to product development and research ($2,412,000).

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                     Year Ended June 30,
                                                -----------------------------
                                                    2003             2002
                                                ------------     ------------
   Gross Expenses                               $ 24,219,000     $ 24,487,000
   Less -  allocations to product
             development and research             (7,667,000)      (5,255,000)
        -  allocations to cost of revenues
             from product development agreements  (8,453,000)     (11,398,000)
        - amortization of negative goodwill           -              (466,000)
                                                ------------     ------------
   Remaining Expenses                           $  8,099,000     $  7,368,000
                                                ============     ============

      The $6,482,000 decrease in other income (expense) ($5,137,000 expense in 2003 compared to $1,345,000 income in 2002) resulted primarily from increased equity losses attributed to losses at United Solar Ovonic LLC ($6,103,000 in 2003 compared to $2,944,000 in 2002), equity losses and the writedown of the Company's investment in ITS Innovative Transportation Systems ($5,286,000 loss in 2003) and from lower interest income on the Company's investments as a result of lower interest rates and a lower level of investments ($3,561,000 in 2003 compared to $4,727,000 in 2002), partially offset by increased realized gains on the sale of investments ($1,427,000 in 2003 versus $304,000 in 2002) and because 2002 had a $1,000,000 write-off of the Company's investment in EV Global.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 required the Company to recognize, at the adoption of SFAS 142, the unamortized negative goodwill of approximately $2,216,000. This is a favorable adjustment to the Company and is the cumulative effect of a change in accounting principle in the Company's statements of operations on July 1, 2002. The Company had an amortization of negative goodwill of $466,000 in 2002 and zero in 2003.

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

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001
-------------------------------------------------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with such companies as ChevronTexaco, Bekaert, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company and our Ovonyx joint venture which includes Intel. In accordance with GAAP, the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets in the Company's balance sheet.

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

      The loss from operations increased to $22,233,000 in 2002 from $10,067,000 in 2001 because of:

   o an operating loss of $11,234,000 in 2002 for the ECD segment (net of consolidating entries) versus operating income of $302,000 in 2001, primarily due to higher investment in product development as the Company increased spending on its core technologies and an increase in the cost estimate to complete ECD's contract with United Solar Ovonic LLC to design and build equipment making solar products which, when fully optimized, is capable of producing on an annual basis 30MW of electrical power;

   o an increased operating loss of $1,797,000 for United Solar Ovonic Corp. (operating loss of $4,539,000 in 2002 versus operating loss of $2,742,000 in 2001) primarily due to costs associated with the increased production capacity and the move to the Auburn Hills facility;

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

   o United Solar Ovonic Corp.'s 2002 revenues decreased to $7,157,000 in 2002 versus $7,674,000 in 2001 due to lower sales prices for semi-finished products sold to United Solar Ovonic LLC and lower revenues from product development agreements.

      Product sales, consisting of machine building and equipment sales, photovoltaic products, and nickel hydroxide and metal hydride materials, increased 51% to $36,634,000 in the year ended June 30, 2002 from $24,240,000 in the year ended June 30, 2001. Machine-building and equipment sales revenues increased 74% to $29,533,000 in 2002 from $16,934,000 in 2001, primarily due to
Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($25,287,000 in 2002 compared to $12,931,000 in 2001). Photovoltaic sales, which are sales of semi-finished products to an affiliate, United Solar Ovonic LLC, were $5,883,000 for 2002 and $5,975,000 for 2001 (see Note B of Notes to Consolidated Financial Statements). Sales of nickel hydroxide and metal hydride materials were $940,000 in 2002 compared to $355,000 in 2001.

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

      Revenues from product development agreements increased 40% to $52,686,000 in the year ended June 30, 2002 from $37,582,000 in the year ended June 30, 2001. The increase was primarily a result of agreements with Texaco Ovonic Hydrogen Systems ($18,581,000 for 2002 compared to $11,818,000 for 2001), Ovonic Fuel Cell ($8,887,000 for 2002 compared to $8,831,000 for 2001) and Texaco Ovonic Battery Systems ($16,315,000 for 2002 compared to $6,433,000 in 2001) for advanced product development agreements, partially offset by decreases in revenues from the services agreement with Ovonic Media ($1,923,000 in 2002 versus $2,298,000 in 2001) and the completion of programs with NIST, which advanced the Company's hydrogen storage and optical memory technologies ($173,000 in 2002 versus $1,744,000 in 2001). (See Research and Development in
Item 1 and Note B - Notes to Consolidated Financial Statements.)

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

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues decreased to $364,000 in the year ended June 30, 2002 from $1,383,000 in the year ended June 30, 2001. This decrease was due to reductions in revenues from Texaco Ovonic Battery Systems as it now performs in-house services previously provided by Ovonic Battery. Revenues from Ovonyx were affected by a $142,000 offset to revenues reflecting an adjustment in revenues previously recognized.

      The $13,789,000 increase in cost of product sales in the year ended June 30, 2002 resulted from the $12,394,000 increase in product sales and resulted in a $531,000 loss on product sales in 2002, compared to $864,000 profit in 2001. The reduced margin primarily relates to a change in estimate for ECD's contract with United Solar Ovonic LLC to design and build equipment making solar products that is expected to be capable of producing on an annual basis 30MW of electrical power.

      Revenues from product development agreements funded 82% of the Company's cost of product development in both years. The total cost of product development increased by $18,570,000 for the year ended June 30, 2002, as the Company increased spending on its core technologies. This increase in the total cost of product development was partially offset by increased revenues of $15,104,000, resulting in an increase of $3,466,000 in net cost of product development.

                                                     Year Ended June 30,
                                                -----------------------------
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
                                                ============     ============

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. In addition, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique multifunctional approach to computing basically different than today's computers - which has the potential to accomplish many tasks in a simple manner impossible to perform on conventional computers. It is based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Another project, in collaboration with ChevronTexaco, was the conversion of a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine is being used to power a hybrid electric vehicle (a 2002 Toyota Prius) using our Ovonic(TM) low-pressure solid hydrogen storage system. This solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing hydrides to address the hydrogen infrastructure.

      Expenses were incurred in 2002 and 2001 in connection with the protection of the Company's U.S. and foreign patents covering its proprietary technologies. Total patent expenses increased to $4,932,000 in the year ended June 30, 2002 from $3,766,000 in the year ended June 30, 2001, principally due to litigation costs ($2,749,000 in 2002 versus $1,913,000 in 2001) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the battery litigation expenses, other than those related to consumer batteries, beginning in fiscal 2002. This reimbursement ($2,167,000) has been offset against the patent defense costs for the year ended June 30, 2002. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery.

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

      The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

                                                     Year Ended June 30,
                                                -----------------------------
                                                    2002             2001
                                                ------------     ------------

   Gross Expenses                               $ 24,487,000     $ 20,019,000
   Less - allocations to product development
            and research                          (5,255,000)      (1,714,000)
        - allocations to cost of revenues from
           product development agreements        (11,398,000)      (9,418,000)

        - amortization of negative goodwill         (466,000)        (466,000)
                                                ------------     ------------
   Remaining Expenses                           $  7,368,000     $  8,421,000
                                                ============     ============

      The $3,600,000 decrease in other income (net) ($1,345,000 income in 2002 compared to $4,945,000 income in 2001) resulted primarily from lower interest rates causing lower interest income ($4,727,000 in 2002 compared to $5,864,000 in 2001) on the Company's investments and from higher equity losses attributed to losses at United Solar Ovonic LLC ($2,944,000 in 2002 compared to $1,948,000 in 2001) and ITS ($714,000 in 2002 compared to $48,000 in 2001) and the
$1,000,000 write-off of the Company's interest in EV Global.

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

                         Liquidity and Capital Resources

      As of June 30, 2003, the Company had consolidated cash, cash equivalents, short-term investments and accounts and short-term note receivable (including $6,977,000 of amounts due from related parties) of $64,496,000 (see Note C of Notes to Consolidated Financial Statements for restrictions), a decrease of $68,521,000 from June 30, 2002. As of June 30, 2003, the Company had consolidated working capital of $37,795,000 compared with a consolidated working capital of $100,796,000 as of June 30, 2002.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2004 to decrease to approximately $30,796,000, compared to $42,383,000 received in the year ended June 30, 2003. However, the Company is engaged in discussions and negotiations with other parties, including the U.S. government, which are expected to provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of June 30, 2003, the Company had $35,369,000 consolidated cash, cash equivalents and short-term investments ($7,000,000 of which was restricted) consisting of mortgage and asset-backed securities and corporate notes, classified as available for sale, maturing from 35 days to 31 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, three investments each represent more than 10% of the portfolio at June 30, 2003. As of June 30, 2003, due to investment yield considerations, only 19% of the total portfolio had original maturities of less than 90 days. Also, there were two investments totaling $4,500,000 which, at that time, did not comply with the rating policy (both were rated BBB). Subsequent to June 30, 2003, the Company sold these investments to fund its operations.

      During the year ended June 30, 2003, $22,882,000 of cash was used in operations. The difference between the net loss of $36,198,000 and the net cash used in operations was principally due to a $5,261,000 decrease in working capital (other than cash). Also contributing were noncash costs (principally depreciation ($3,956,000) and equity in losses and writedown of joint ventures ($11,795,000)).

      Machinery and equipment was purchased totalling $5,135,000, principally for ECD's state-of-the-art clean room ($2,194,000). The Company expects to spend $3,500,000 for capital expenditures in Fiscal 2004.

      The following table delineates the Company's contractual obligations:

                                                         Payments Due by Period
                                 ----------------------------------------------------------------------
   Contractual Obligations          Total         Less than     1-3 years     3-5 years     More than
                                                   1 year                                    5 years
     Long-term Debt               $12,000,000   $12,000,000   $    -        $    -        $    -
     Capital Lease Obligations     17,520,000     1,191,000     2,533,000     2,659,000    11,137,000
     Operating Leases               9,927,000     2,660,000     3,616,000     1,615,000     2,036,000
     Purchase Obligations           9,701,000     9,017,000       404,000       280,000        -
                                  -----------   -----------   -----------   -----------   -----------
          Total                   $49,148,000   $24,868,000   $ 6,553,000   $ 4,554,000   $13,173,000
                                  ===========   ===========   ===========   ===========   ===========

      On May 9, 2003, the Company announced the award of a subcontract by the DOE's National Renewable Energy Laboratory (NREL) to develop new solar cell manufacturing technology based on our continuous web, thin-film multijunction approach. The subcontract will provide matching funds for a research and development program aimed at lowering the manufacturing cost of solar cells. NREL will fund about $3 million of the approximately $6 million three-year, phased subcontract, with ECD providing the balance of the funds.

      On May 28, 2003, United Solar Ovonic Corp. announced that the U.S. Air Force Research Laboratory, Kirtland AFB, NM (AFRL), has awarded United Solar Ovonic Corp. an $11.5 million, 18-month contract to develop new solar cell technology to be used in space and airship vehicles addressing defense and homeland security applications. AFRL has an option to fund the company an additional $7.8 million.

      In September 2003, ECD was advised by NIST that it would be awarded two new contracts by NIST. One contract is a three-year, cost-sharing contract (ECD would receive $1,972,000) for the development of new optical switching devices based on ECD's phase-change materials. The second contract is a four-year, cost-sharing contract (ECD would receive $2,645,000) with GE as the team leader for further development of ECD's roll-to-roll processing for printing of large-area organic electronic devices.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of June 30, 2003, Ovonic Battery has received payments totaling $58,605,000 under the three contracts. Ovonic Battery has recorded revenues of $54,093,000 for the contracts, $4,512,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

      As part of its long-standing strategy, the Company has made investments in its technologies, which have resulted in enabling intellectual property and products. The technology emerging from these investments has enabled the Company to finance its operations and growth through strategic alliances (joint ventures and license agreements) with third parties who can provide financial resources and marketing expertise for the Company's technologies and products.

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for advancement of the commercialization of the Company's technologies and products:

   o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for telecommunications and stationary applications. ChevronTexaco is funding an initial amount up to $178,000,000 ($102,000,000 of which has been funded as of June 30, 2003) to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract may be cancelled if mutually agreed-upon business objectives and milestones are not materially satisfied. The objectives and milestones were developed three years ago, have been modified from time to time and may no longer be relevant. One of the business objectives has not been materially satisfied and the Texaco Ovonic Battery Systems management committee has requested that the management of Texaco Ovonic Battery Systems prepare a new business and marketing plan that will guide the strategic direction of the venture and form the basis for revised business objectives. The Company recorded revenues of $12,367,000 for work performed under the contract in the year ended June 30, 2003 and expects to record approximately $8 million in Fiscal 2004.

   o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's proprietary technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000 ($48,398,000 received through June 30, 2003), including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has recorded total revenues of $44,049,000 for work performed under the contract, $13,651,000 of which was in the year ended June 30, 2003, and is expected to record approximately $12 million in Fiscal 2004.

   o Ovonyx, Inc. - a joint venture owned 41.7% by ECD and the remainder by Tyler Lowrey, Intel and others to further develop and commercialize ECD's proprietary nonvolatile semiconductor memory technology, OUM(TM). OUM(TM) memory technology promises to enable significantly faster write and erase speeds and higher cycling endurance than conventional memory types and may have potential as a replacement for such memory types as FLASH, DRAM and SRAM. It offers a way to realize full system-on-a-chip capability through integrating unified memory, linear, and logic on the same silicon chip - hence its name OUM(TM). Ovonyx has granted nonexclusive royalty-bearing licenses to Intel, STMicroelectronics and BAE Systems. In addition, ECD receives royalties from Ovonyx equal to .5% of Ovonyx' revenues. Ovonyx has sufficient capital resources to implement its business plans and will not require additional funding in the near term.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx. ECD received an exclusive, royalty-bearing license, subject to existing agreements, for the use of all OUM(TM) and Ovonic Threshold Switch and other Ovonyx technology for use in the field of cognitive computers. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and recognizes its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. For the year ended June 30, 2003, ECD recorded $406,000 in equity losses related to its investment in Ovonyx.

      ITS Innovative Transportation Systems - a German company formed to manufacture battery-powered electric vehicles. ECD currently owns 26% of ITS and Texaco Ovonic Battery Systems owns 8%. On July 1, 2002, ECD made a $1,000,000 advance to ITS. ECD made an additional advance of $1,000,000 to ITS on November 8, 2002. ITS requires significant additional investments as it continues commercialization of its products and currently lacks funds to continue operations without new equity investors. Neither current partner in the venture has an obligation nor has committed to provide additional funding. While the Company believes that new equity investors will be found, no assurances can be given. As a result, ECD wrote down its investment in ITS in the year ended June 30, 2003 to zero.

      These strategic alliances, in addition to recent purchases of our former partners' interests in the photovoltaic and fuel cell ventures, have both near-term and long-term impacts on the Company's capital resources. While the Company was able to purchase the interests in the photovoltaic and fuel cell ventures for only $6,000,000 and $1 respectively, it is now funding 100% of the cash requirements for (i) United Solar Ovonic (after May 14, 2003) and (ii) Ovonic Fuel Cell (after December 31, 2002) as well as (iii) Ovonic Media (after January 3, 2003). Also in connection with the purchase of Bekaert's United Solar Ovonic interests, the Company provided approximately $40 million to United Solar Ovonic to terminate the sale and leaseback agreements related to the 30MW and 5MW photovoltaic production equipment and extinguish related guarantees provided by Bekaert. As of September 30, 2003, the Company had consolidated cash, cash equivalents and short-term investments of $16,418,000 ($3,827,000 of which was restricted), which is sufficient to sustain operations through December 31, 2003.

      Agreements with ChevronTexaco, Bekaert, Ovonyx and General Electric have resulted in the acceleration of the commercialization and development of the Company's products and technologies. While the Company's business partners have funded most of its product development activities, additional sources of cash are required to sustain the Company's operations. The Company expects to continue to use significant cash to fund its operations in the coming year and is engaged in a number of activities to raise capital, grow revenues and reduce costs.

      The Company is presently in negotiations and discussions with third parties to refinance the 30MW production equipment. The Company obtained an independent appraisal that valued the 30MW equipment higher than the $67 million equipment cost. The Company is also engaged in a number of other negotiations and discussions to fund its operations, including forming new strategic alliances to fund and grow its photovoltaic, fuel cell and other businesses and raise additional capital through equity and debt financings. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its developments activities.

      Management believes that funds generated from operations, new business agreements, equity, and debt financings, new government contracts and the cost-containment initiatives described below, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The independent auditors' report states that "the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern."

      On July 31, 2003, the Company announced a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. Workforce reallocation and reductions of up to 20% are being implemented to meet the Company's aggressive cost reduction targets, and business units have begun to reduce discretionary spending and other costs associated with the Company's operations. A salary freeze has been implemented and the Company's executive management team has voluntarily taken 10% salary reductions. Additional cost-reduction initiatives will include attrition, reduced purchased services and contract employees and lower capital expenditures. The cost containment initiatives should be fully implemented by January 1, 2004. In aggregate, they are expected to reduce spending by approximately $20,000,000 annually.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $32,995,000 and $114,207,000 of these investments on June 30, 2003 and June 30, 2002, respectively. On June 30, 2003, the investments had an average maturity of 292 days, $26,802,000 of which had maturities of 91 days to 31 months. On June 30, 2002, the investments had an average maturity of 393 days, $71,997,000 of which had maturities of 91 days to 37 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, three investments each represent more than 10% of the portfolio at June 30, 2003. As of June 30, 2003, due to investment yield considerations, only 19% of the total portfolio had maturities of less than 90 days. As of June 30, 2003, there were two investments totaling $4,500,000 which, at that time, did not comply with the rating policy (both were rated BBB). Subsequent to June 30, 2003, the Company sold these investments to fund its operations. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2003 portfolio of approximately $233,000.

Item 8:   Consolidated Financial Statements and Supplementary Data
-------   --------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Energy Conversion Devices, Inc.
Rochester Hills, Michigan

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Detroit, Michigan
October 21, 2003

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                             June 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
CURRENT ASSETS (NOTE A)
  Cash, including cash equivalents of $6,193,000
    at June 30, 2003, ($2,000,000 of which is
    restricted) and $42,210,000 at June 30,
    2002 (NOTE C)                                   $  8,567,261   $ 42,221,015
  Short-term investments (including restricted
    investments of $5,000,000 at June 30, 2003
    and $25,000,000 at June 30, 2002) (NOTE C)        26,801,506     71,997,154
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $265,000 at June 30, 2003 and $563,000
    at June 30, 2002)                                 10,520,719      7,268,447
  Accounts receivable due from related parties         6,977,280      9,935,880
  Note receivable due from related party                  -           1,594,275
  Note receivable (NOTE F)                            11,629,489         -
  Inventories                                         12,448,172      1,163,273
  Other                                                1,017,659        387,901
                                                    ------------   ------------
        TOTAL CURRENT ASSETS                          77,962,086    134,567,945

PROPERTY, PLANT AND EQUIPMENT (NOTES A and F)
  Land and land improvements                             267,000        267,000
  Buildings and improvements                          13,982,830      3,456,088
  Machinery and other equipment (including
    construction in progress of approximately
    $163,000 at June 30, 2003 and $694,000
    at June 30, 2002)                                 75,587,068     26,713,253
  Capitalized lease equipment                         10,000,000      3,053,295
                                                    ------------   ------------
                                                      99,836,898     33,489,636
  Less accumulated depreciation and amortization     (29,137,648)   (22,551,768)
                                                    ------------   ------------
        TOTAL PROPERTY, PLANT AND EQUIPMENT           70,699,250     10,937,868

Investment in Rare Earth Ovonic-China (NOTE A)         1,710,000      1,710,000
Long-Term Note Receivable - Related Party
  (NOTE A)                                                -          10,921,232
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES (NOTE E)
    Texaco Ovonic Battery Systems                         -              -
    Texaco Ovonic Hydrogen Systems                        -              -
    Ovonyx                                               594,220         -
    ITS Innovative Transportation Systems                 -           3,285,757
    Ovonic Media                                          -              -
    United Solar Ovonic LLC                               -          27,269,793
OTHER ASSETS                                           2,729,094      3,425,999
                                                    ------------   ------------
        TOTAL ASSETS                                $153,694,650   $192,118,594
                                                    ============   ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                     June 30,
                                                            ---------------------------
                                                                2003           2002
                                                            ------------   ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 18,608,052   $ 18,249,591
  Accounts payable and accrued expenses - related parties         -              34,218
  Salaries, wages and amounts withheld from employees          4,574,357      2,908,213
  Deferred revenues under business agreements (NOTE A)         5,089,597        640,019
  Deferred revenues - related parties (NOTE A)                    36,972      6,677,846
  Current installments on long-term liabilities (NOTE F)      11,858,378      5,261,747
                                                            ------------   ------------
      TOTAL CURRENT LIABILITIES                               40,167,356     33,771,634

LONG-TERM LIABILITIES (NOTE F)                                10,187,127      3,507,537

LONG-TERM NOTES PAYABLE (NOTE F)                                  -          10,921,232

NONREFUNDABLE ADVANCE ROYALTIES (NOTE D)                       3,507,995      3,627,931
                                                            ------------   ------------
      TOTAL LIABILITIES                                       53,862,478     51,828,334

NEGATIVE GOODWILL (NOTE A)                                        -           2,215,560

MINORITY INTEREST (NOTE E)                                        -           2,819,740

STOCKHOLDERS' EQUITY
  Capital Stock (NOTES G and H)
    Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares                      2,199          2,199
    Class B Convertible Common Stock,
      par value $0.01 per share
        Authorized, Issued and Outstanding - 430,000 shares        4,300          4,300

    Common Stock, par value $0.01 per share:
        Authorized - 30,000,000 shares
        Issued & Outstanding - 21,252,207 shares at
          June 30, 2003 and 21,248,973 shares at
          June 30, 2002                                          212,522        212,490
  Additional paid-in capital                                 384,987,156    384,952,113
  Accumulated deficit                                       (284,392,111)  (248,193,952)
  Accumulated other comprehensive income                         546,646        487,950
  Unearned Compensation on Class B Convertible
    Common Stock                                              (1,528,540)    (2,210,140)
                                                            ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                              99,832,172    135,254,960
                                                            ------------   ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $153,694,650   $192,118,594
                                                            ============   ============

 See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------

                                                               Year Ended June 30,
                                                    ------------------------------------------
                                                        2003           2002           2001
                                                    ------------   ------------   ------------
REVENUES (NOTES A and B)
  Product sales                                     $ 15,942,438   $ 26,252,235   $ 13,925,029
  Product sales to related parties                     6,473,352     10,381,932     10,314,941
                                                    ------------   ------------   ------------
      Total product sales                             22,415,790     36,634,167     24,239,970
  Royalties                                            1,810,762      1,980,746      2,898,956
  Royalties - related party                               32,885         20,168         -
                                                    ------------   ------------   ------------
      Total royalties                                  1,843,647      2,000,914      2,898,956
  Revenues from product development agreements         6,382,432      6,776,976      7,421,512
  Revenues from product development agreements
    with related parties                              30,952,816     45,908,741     30,160,626
                                                    ------------   ------------   ------------
      Total revenues from product development
        agreements                                    37,335,248     52,685,717     37,582,138
  Revenues from license and other agreements           3,444,114         25,000      5,300,000
  Other revenues                                         (79,312)       136,577        265,015
  Other revenues from related parties                    219,373        227,910      1,118,414
                                                    ------------   ------------   ------------
   Total other revenues                                  140,061        364,487      1,383,429
                                                    ------------   ------------   ------------
          TOTAL REVENUES                              65,178,860     91,710,285     71,404,493

EXPENSES (NOTE A)
  Cost of product sales                               25,938,925     37,165,211     23,376,373
  Cost of revenues from product development
    agreements                                        37,001,106     51,703,118     36,552,685
  Product development and research                    19,798,126     12,775,128      9,354,940
  Patent defense (net)                                 5,429,042      2,749,176      1,913,212
  Patents                                              2,189,290      2,183,166      1,853,129
  Operating, general and administrative (net)          8,098,941      7,367,813      8,421,047
                                                    ------------   ------------   ------------
          TOTAL EXPENSES                              98,455,430    113,943,612     81,471,386
                                                    ------------   ------------   ------------
LOSS FROM OPERATIONS                                 (33,276,570)   (22,233,327)   (10,066,893)

OTHER INCOME (EXPENSE):
  Interest income                                      3,561,326      4,727,246      5,864,202
  Interest expense                                      (881,284)      (910,134)      (800,911)
  Equity in losses and writedown of joint ventures   (11,794,552)    (3,658,480)    (1,996,689)
  Minority interest share of losses                    2,079,845      1,536,236      1,069,518
  Loss on write-off of investment in EV Global
   (NOTE A)                                               -          (1,000,000)        -
  Other nonoperating income                            1,897,516        650,425        808,935
                                                    ------------   ------------   ------------
          TOTAL OTHER INCOME (EXPENSE)                (5,137,149)     1,345,293      4,945,055
                                                    ------------   ------------   ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                     (38,413,719)   (20,888,034)    (5,121,838)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE A)                                   2,215,560         -              -
                                                    ------------   ------------   ------------
NET LOSS                                            $(36,198,159)  $(20,888,034)  $ (5,121,838)
                                                    ============   ============   ============
BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  (NOTE I)                                          $      (1.75)  $       (.96)  $       (.26)
BASIC NET INCOME PER SHARE FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  (NOTE I)                                                   .10         -              -
                                                    ------------   ------------   ------------
BASIC NET LOSS PER SHARE (NOTE I)                   $      (1.65)  $       (.96)  $       (.26)
                                                    ============   ============   ============
DILUTED NET LOSS PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE I)                     $      (1.75)  $       (.96)  $       (.26)
DILUTED NET INCOME PER SHARE FOR
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE I)                              .10         -             -
                                                    ------------   ------------   ------------
DILUTED NET LOSS PER SHARE (NOTE I)                 $      (1.65)  $       (.96)  $       (.26)
                                                    ============   ============   ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES G and H)
              ---------------------------------------------------------------

                               Three years ended June 30, 2003


                          Class A and
                          Class B                                                                        Unearned
                          Convertible                                                                    Compen-
                          Common Stock     Common Stock                                                  sation on
                          ---------------  -------------------               Accumulated                 Class B
                          Number           Number               Additional   Other                       Convertible   Total
                          of               of                   Paid-In      Comprehen-   Accumulated    Common        Stockholders'
                          Shares  Amount   Shares     Amount    Capital      sive Income  Deficit        Stock         Equity
                          ---------------  -------------------  ------------ -----------  -------------  ------------  -------------
Balance at July 1, 2000   649,913 $ 6,499  18,098,646 $180,986  $324,293,312  $ 50,783    $(222,184,080) $(3,570,940)  $ 98,776,560

Net loss for year ended
 June 30, 2001                                                                               (5,121,838)                 (5,121,838)

Unrealized gain on
 investments (net of
 reclassification
 adjustment)                                                                   830,559                                      830,559
                                                                                                                           --------
Comprehensive loss                                                                                                       (4,291,279)

Earned compensation
 on Class B stock                                                                                            680,400        680,400

Issuance of stock to
 directors and
 consultants                                    2,000       20        40,636                                                 40,656

Common stock issued in
 connection with exercise
 of stock options and
 warrants                                     766,905    7,669     9,970,428                                              9,978,097

Stock options issued to
 non-employees                                                       111,671                                                111,671

Common stock sold to
  ChevronTexaco                               185,475    1,855     5,442,751                                              5,444,606
                          ------- -------  ---------- --------  ------------  --------    -------------  -----------   ------------
Balance at June 30, 2001  649,913 $ 6,499  19,053,026 $190,530  $339,858,798  $881,342    $(227,305,918) $(2,890,540)  $110,740,711
                          ======= =======  ========== ========  ============  ========    =============  ===========   ============


   See notes to consolidated financial statements.

                                 (Continued on next page)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES G and H)
              ---------------------------------------------------------------

                               Three years ended June 30, 2003

                                   (CONTINUED)

                          Class A and
                          Class B                                                                        Unearned
                          Convertible                                                                    Compen-
                          Common Stock     Common Stock                                                  sation on
                          ---------------  -------------------               Accumulated                 Class B
                          Number           Number               Additional   Other                       Convertible   Total
                          of               of                   Paid-In      Comprehen-   Accumulated    Common        Stockholders'
                          Shares  Amount   Shares     Amount    Capital      sive Income  Deficit        Stock         Equity
                          ---------------  -------------------  ------------ -----------  -------------  ------------  -------------
Balance at July 1, 2001   649,913 $ 6,499  19,053,026 $190,530  $339,858,798  $881,342    $(227,305,918) $(2,890,540)  $110,740,711

Net loss for year ended
 June 30, 2002                                                                              (20,888,034)                (20,888,034)

Unrealized loss on
 investments (net of
 reclassification
 adjustment)                                                                  (393,392)                                    (393,392)
                                                                                                                       -------------
Comprehensive loss                                                                                                      (21,281,426)

Earned compensation on
   Class B stock                                                                                             680,400        680,400

Issuance of stock to
 directors and
 consultants                                    1,310       13        25,034                                                 25,047

Common stock issued in
 connection with exercise
 of stock options
 and warrants                               1,746,279   17,463    35,727,718                                             35,745,181

Expense options granted
 below market                                                        197,838                                                197,838

Stock options issued to
 non-employees                                                       253,579                                                253,579

Common stock sold to
 ChevronTexaco                                448,358    4,484     8,889,146                                              8,893,630
                          ------- -------  ---------- --------  ------------  --------    -------------  -----------   ------------
Balance at June 30, 2002  649,913 $ 6,499  21,248,973 $212,490  $384,952,113  $487,950    $(248,193,952) $(2,210,140)  $135,254,960
                          ======= =======  ========== ========  ============  ========    =============  ===========   ============

See notes to consolidated financial statements.

                                 (Continued on next page)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES G and H)
              ---------------------------------------------------------------

                               Three years ended June 30, 2003

                                   (CONTINUED)

                          Class A and
                          Class B                                                                        Unearned
                          Convertible                                                                    Compen-
                          Common Stock     Common Stock                                                  sation on
                          ---------------  -------------------               Accumulated                 Class B
                          Number           Number               Additional   Other                       Convertible   Total
                          of               of                   Paid-In      Comprehen-   Accumulated    Common        Stockholders'
                          Shares  Amount   Shares     Amount    Capital      sive Income  Deficit        Stock         Equity
                          ---------------  -------------------  ------------ -----------  -------------  ------------  -------------
Balance at July 1, 2002   649,913 $ 6,499  21,248,973 $212,490  $384,952,113  $487,950    $(248,193,952) $(2,210,140)  $135,254,960

Net loss for year ended
 June 30, 2003                                                                              (36,198,159)                (36,198,159)

 Unrealized loss on
  investments (net of
  reclassification
  adjustment)                                                                  (56,797)                                     (56,797)

Foreign currency
 translation gains                                                             115,493                                      115,493
                                                                                                                         ----------
Comprehensive loss                                                                                                      (36,139,463)

Earned compensation
 on Class B stock                                                                                            681,600        681,600

Issuance of stock to
 directors and
 consultants                                    2,844       28        29,976                                                 30,004

Common stock issued in
 connection with
 convertible investment
 certificates                                     390        4            (4)                                                     -

Stock options issued
 to non-employees                                                      5,071                                                  5,071
                          ------- -------  ---------- --------  ------------  --------    -------------  -----------   ------------
Balance at June 30, 2003  649,913 $ 6,499  21,252,207 $212,522  $384,987,156  $546,646    $(284,392,111) $(1,528,540)  $ 99,832,172
                          ======= =======  ========== ========  ============  ========    =============  ===========   ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ------------------------------------

                                                                             Year Ended June 30,
                                                                 --------------------------------------------
                                                                     2003            2002            2001
                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                       $(36,198,159)   $(20,888,034)   $ (5,121,838)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                 3,955,641       2,273,010       2,301,798
      Amortization of premium/discount on investments                 660,316         362,172          -
      Equity in losses and writedown of joint ventures             11,794,552       3,658,480       1,996,689
      License Agreement (exchange for debt and related interest)   (3,269,114)         -               -
      Profit deferred on sales to United Solar Ovonic LLC              -           (1,774,172)      1,564,777
      Creditable royalties                                           (119,936)       (213,057)       (120,179)
      Stock and stock options issued for services rendered            716,675       1,156,864         832,727
      Gain on sales of investments                                 (1,427,241)       (335,757)       (450,870)
      (Gain)/loss on sale of equipment                                 40,257         (16,245)         61,228
      Amortization of deferred gain                                    -             (139,164)       (390,744)
      Amortization of negative goodwill                                -             (466,433)       (466,433)
      Minority interest                                            (2,079,845)     (1,536,236)     (1,069,518)
      Cumulative effect of change in accounting principle          (2,215,560)         -               -
      Loss on write-off of investment in EV Global                     -            1,000,000          -
  Changes in working capital:
      Accounts receivable                                           1,744,131      11,540,647     (11,636,928)
      Accounts and note receivable due from related parties         2,958,600        (516,672)     (7,110,278)
      Inventories                                                  (1,207,889)        170,269        (339,465)
      Other assets                                                  1,334,471      (1,528,048)       (682,675)
      Accounts payable and accrued expenses                         2,770,204         974,592      12,647,873
      Accounts payable and accrued expenses - related parties         (34,218)         23,685          (7,013)
      Deferred revenues under business agreements                   4,509,489         278,125          61,399
      Deferred revenues - related parties                          (6,640,874)      4,331,792      (4,030,590)
      Deferred tax assets and other                                  (173,012)        864,999        (864,999)
                                                                 ------------    ------------    ------------
NET CASH USED IN OPERATIONS                                       (22,881,512)       (779,183)    (12,825,039)
                                                                 ------------    ------------    ------------
INVESTING ACTIVITIES:
      Purchases of capital equipment                               (5,134,579)     (7,666,791)     (2,240,193)
      Acquisition of United Solar Ovonic (net of cash acquired)    (3,773,365)         -               -
      Investment in and advances to United Solar Ovonic LLC        (2,984,370)         -           (4,523,841)
      Investment in Bekaert ECD Europe                                 -               -              (43,750)
      Investment in and advances to ITS                            (2,000,000)         -           (2,409,000)
      Investment in Rare Earth Ovonic                                  -           (1,710,000)         -
      Investment in Ovonyx                                         (1,000,000)         -               -
      Purchase of investments                                     (30,907,063)    (79,490,214)    (49,067,511)
      Sales of investments                                         76,812,839      55,981,916      46,163,777
      Proceeds from sale of capital equipment                          24,251          35,876              50
                                                                 ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                31,037,713     (32,849,213)    (12,120,468)
                                                                 ------------    ------------    ------------
FINANCING ACTIVITIES:
      Principal payments under short-term and long-term
        debt obligations and capitalized lease obligations        (41,764,836)     (1,844,799)     (2,013,814)
      Proceeds from sale of stock, including treasury
        stock, to ChevronTexaco                                        -            8,893,630       5,444,606
      Proceeds from sale of stock upon exercise of stock
        options and warrants                                           -           35,745,181       9,978,097
                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (41,764,836)     42,794,012      13,408,889
                                                                 ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS          (45,119)         -               -
                                                                 -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (33,653,754)      9,165,616     (11,536,618)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   42,221,015      33,055,399      44,592,017
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  8,567,261    $ 42,221,015    $ 33,055,399
                                                                 ============    ============    ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                     Year Ended June 30,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for interest                      $  881,284   $  910,134   $ 800,911

    Short-term and long-term note
      receivable - United Solar Ovonic LLC       -          665,122     624,615

    Short-term and long-term note
      payable - Canon                            -         (665,122)   (624,615)

    Debt principal and interest exchanged
      for license with Canon                 3,269,114       -            -

    Transfer investment in United Solar
      Ovonic LLC to note receivable              -       (4,523,841)      -

    Record note receivable - Bekaert ECD
      Solar Systems                              -        4,523,841       -









See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and needs additional working capital which raises substantial doubt about its ability to continue as a going concern.

      The recent purchases of our former partners' interests in the photovoltaic and fuel cell ventures have both near-term and long-term impacts on the Company's capital resources. While the Company was able to purchase the interests in the photovoltaic and fuel cell ventures for only $ 6,000,000 and $1 respectively, it is now funding 100% of the cash requirements for (i) United Solar Ovonic (after May 14, 2003) and (ii) Ovonic Fuel Cell (after December 31,
2002) as well as (iii) Ovonic Media (after January 3, 2003). Also in connection with the purchase of Bekaert's United Solar Ovonic interests, we provided approximately $40 million to United Solar Ovonic to terminate the sale and leaseback agreements related to the 30MW and 5MW photovoltaic production equipment and to extinguish related guarantees provided by Bekaert.

      Agreements with ChevronTexaco, Bekaert, Ovonyx and General Electric have funded much of the Company's product development activities. However, additional sources of cash are required to sustain the Company's operations. The Company expects to continue to use significant cash to fund its operations in the coming year and is engaged in a number of activities to raise capital, grow revenues and reduce costs. As of September 30, 2003, the Company had consolidated cash, cash equivalents and short-term investments of $16,418,000 ($3,827,000 of which was restricted), which is sufficient to sustain operations through December 31, 2003.

      These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company is presently in negotiations and discussions with third parties to refinance the 30MW equipment. The Company obtained an independent appraisal of the 30MW equipment that valued it higher than the $67 million equipment cost. The Company is also engaged in a number of other negotiations and discussions to fund its operations, including raising additional capital through equity and debt financings, forming new strategic alliances to fund and grow its photovoltaic, fuel cell and other businesses. In addition the Company is engaged in negotiations with government agencies for contracts to fund its development activities.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Management believes that funds generated from operations, equity and debt financing, new government contracts and the cost-containment initiatives described below, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The independent auditors' report states that "the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern."

      On July 31, 2003, the Company announced a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. Workforce reallocation and reductions of up to 20% are being implemented to meet the Company's aggressive cost reduction targets, and business units have begun to reduce discretionary spending and other costs associated with the Company's operations. A salary freeze has been implemented and the Company's executive management team has voluntarily taken 10% salary reductions. Additional cost-reduction initiatives will include attrition, reduced purchased services and contract employees and lower capital expenditures. The cost containment initiatives should be fully implemented by January 1, 2004. In aggregate, they are expected to reduce spending by approximately $20,000,000 annually.

Nature of Business
------------------

      Energy Conversion Devices, Inc. (ECD) has established a multidisciplinary business, scientific, technical and manufacturing organization to commercialize products based on its technologies. Its activities range from product development to manufacturing and selling products, as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14, 2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as United Solar Ovonic), a business formed to develop and commercialize the Company's continuous web, multilayer, large-area thin-film amorphous silicon photovoltaic technology (see Note E), and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(R) nickel metal hydride (NiMH) battery technology (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. No minority interest related to Ovonic

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has five major investments accounted for using the equity method: (i) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for transportation and stationary applications; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) solid hydrogen storage technology; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to further develop and commercialize ECD's Ovonic Unified Memory(TM) (OUM(TM)) technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD, formed to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for ultra-high-speed manufacture of optical media products; and (v) ITS Innovative Transportation Systems A.G.
(ITS), a German company beneficially owned 30% by ECD formed to manufacture battery-powered electric vehicles. In addition, prior to May 14, 2003, the Company accounted for United Solar Ovonic LLC, owned 40% by United Solar Ovonic Corp. (now 100% owned by the Company) by the equity method of accounting. Also, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery). See Note E for discussion of all of the Company's ventures.

      For the period July 1, 2002 through May 14, 2003, ECD owned 81% of United Solar Ovonic Corp. (formerly United Solar Systems Corp.) and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC on the equity basis. Effective May 15, 2003, with the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003. (See Note C - Acquisitions.)

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

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx.
ECD also received an exclusive, royalty-bearing license, subject to existing agreements, for the use of all OUM(TM) and Ovonic Threshold Switch and other Ovonyx technology for use in the field of cognitive computers. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the year ended June 30, 2003, ECD recorded an equity loss of $406,000.

      While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures (see Note E).

      Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company's ownership percentage.

Use of Estimates
----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Reclassifications
-----------------

      Certain prior year amounts have been reclassified to conform with 2003 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted these statements on July 1, 2002 and recognized the unamortized negative goodwill of approximately $2,216,000. This is a favorable adjustment to the Company and is the cumulative effect of a change in accounting principle in the Company's statements of operations.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      The following is the effect on the years ended June 30, 2003, 2002 and 2001 of this change in accounting principle:


                                                          Year Ended June 30,
                                               ------------------------------------------
                                                   2003           2002           2001
                                               ------------   ------------   ------------
Net Loss                                       $(36,198,159)  $(20,888,034)  $ (5,121,838)
  Deduct:-
    Amortization of negative goodwill                -            (466,433)      (466,433)
    Cumulative effect of change in
      accounting principle                       (2,215,560)        -              -
                                               ------------   ------------   ------------
Adjusted Net Loss before cumulative
  effect of change in accounting
  principle                                    $(38,413,719)  $(21,354,467)  $ (5,588,271)
                                               ============   ============   ============
Basic Net Loss Per Share                       $      (1.75)  $       (.96)  $       (.26)
    Amortization of negative goodwill                -                (.02)          (.02)
    Cumulative effect of change in
      accounting principle                             (.10)        -              -
                                               ------------   ------------   ------------
Adjusted Basic Net Loss Per Share
  before cumulative effect of change
  in accounting principle                      $      (1.65)  $       (.98)  $       (.28)
                                               ============   ============   ============

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that discontinued operations are measured at the lower of carrying value or fair value less cost to sell and that future operating losses of discontinued operations are not recognized until they occur. The Company implemented this statement on July 1, 2002. On July 1, 2002, in accordance with the provisions of SFAS 144, the Company assessed for impairment an intangible asset it had on its balance sheet since 1995. This intangible asset, which was the result of a license agreement entered into in 1995, was originally valued at $330,000 and was being amortized over 40 years. After a review of this intangible asset, including the associated cash flows represented by recent royalties from one licensee, the Company determined that this intangible asset was impaired. The Company wrote off the balance ($272,250) of this intangible asset as of July 1, 2002 and recorded this amount in operating, general and administrative expense in its consolidated statements of operations for the year ended June 30, 2003.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented this statement on January 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

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

      In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this requirement with the financial statements for the year ended June 30, 2003.

      Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for years ended June 30, 2003, 2002 and 2001 would have increased as follows:

                                                 Year Ended June 30,
                                    ------------------------------------------
                                        2003           2002           2001
                                    ------------   ------------   ------------
 Net Loss, as reported              $(36,198,159)  $(20,888,034)  $(5,121,838)
 Add:
   Total stock-based compensation
   expense determined under fair
   value based method, net of tax      5,054,000     10,880,000     4,018,000
                                    ------------   ------------   ------------
 Pro-forma net loss                 $(41,252,159)  $(31,768,034)  $(9,139,838)
                                    ============   ============   ============
 Loss per share:
   Basic - as reported              $     (1.65)   $      (.96)   $      (.26)
                                    ============   ============   ============
   Basic - pro forma                $     (1.88)   $     (1.47)   $      (.47)
                                    ============   ============   ============
   Diluted - as reported            $     (1.65)   $      (.96)   $      (.26)
                                    ============   ============   ============
   Diluted - pro forma              $     (1.88)   $     (1.47)   $      (.47)
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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      There are two executive stock option agreements which contain antidilution provisions. Options are priced based on the lower of the sales price of the additional securities sold by the Company or the fair market value of the Common Stock as of the date of issuance (see Note H - Equity Compensation Plans Not Approved by Security Holders). When the resultant option exercise price is lower than the fair market value on the grant date, the difference is recorded as compensation expense.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                                        Year Ended June 30,
                                            ------------------------------------------
                                                2003           2002           2001
                                            ------------   ------------   ------------
  Net Loss                                  $(36,198,159)  $(20,888,034)  $ (5,212,838)
  OTHER COMPREHENSIVE INCOME
    (LOSS) (net of taxes):
  Foreign currency translation adjustments       115,493         -              -
  Unrealized holding gains arising during
    period                                       219,147        476,980        839,149
  Less: reclassification adjustments for
    gains realized in net income                 275,944        870,372          8,590
                                            ------------   ------------   ------------
  Net unrealized gains (losses)                  (56,797)      (393,392)       830,559
                                            ------------   ------------   ------------
  COMPREHENSIVE LOSS                        $(36,139,463)  $(21,281,426)  $ (4,382,279)
                                            ============   ============   ============

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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Short-term investments consist of mortgage and asset-backed securities and corporate notes which mature 91 days or more from date of acquisition. At June 30, 2003, these short-term investments mature in 35 days to 31 months.

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

Financial Instruments
---------------------

      Due to the short-term maturities of cash, cash equivalents, short-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable
-------------------
                                                      June 30,       June 30,
                                                        2003           2002
                                                    ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Revenues recognized but unbilled
         Commercial customers                       $    -         $   505,857
      Amounts billed to customers
         Commercial customers                          564,598         676,462
                                                   -----------     -----------
               Sub-total                               564,598       1,182,319

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
         U.S. Government                               698,634         371,577
         Commercial customers                            9,060         172,210
                                                   -----------     -----------
                                                       707,694         543,787
      Amounts billed
         U.S. Government                             1,773,824       1,272,208
         Commercial customers                           -            1,575,020
                                                   -----------     -----------
                                                     1,773,824       2,847,228
                                                   -----------     -----------
               Sub-total                             2,481,518       3,391,015

Amounts unbilled for other than long-term contracts
         Commercial customers                        1,892,532       2,146,983

Amounts billed for other than long-term contracts
         U.S. Government                                -                  370
         Commercial customers                        5,847,071       1,110,760
                                                   -----------     -----------
               Sub-total                             5,847,071       1,111,130

Allowance for uncollectible accounts                  (265,000)       (563,000)
                                                   -----------     -----------
               TOTAL                               $10,520,719     $ 7,268,447
                                                   ===========     ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,947 are included in long-term other assets at June 30, 2003 and June 30, 2002. Most U.S. government contracts remain subject to audit.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                      June 30,       June 30,
                                                        2003           2002
                                                    ------------   ------------
Amounts earned which are billed in the subsequent
  month on long-term contracts
      United Solar Ovonic LLC                       $    -         $   130,000
      Ovonic Media                                       -             364,263
      Texaco Ovonic Battery Systems                   2,072,138      2,182,575
      Ovonic Fuel Cell                                   -             788,894
      Texaco Ovonic Hydrogen Systems                  1,603,147      1,874,463
                                                    -----------    -----------
            Sub-total                                 3,675,285      5,340,195

Amounts billed
      Texaco Ovonic Battery Systems                   3,221,059      1,738,990
      Ovonic Fuel Cell                                   -             671,358
      Texaco Ovonic Hydrogen Systems                     -           1,508,948
                                                    -----------    -----------
            Sub-total                                 3,221,059      3,919,296

Other unbilled
      Ovonyx                                                412         21,248

Other billed
      ChevronTexaco Technology Ventures                   5,721        536,569
      Ovonyx                                             48,053         21,068
      Texaco Ovonic Battery Systems                      18,386         97,504
      Texaco Ovonic Hydrogen Systems                      8,364         -
                                                    -----------    -----------
            Sub-total                                    80,524        655,141
                                                    -----------    -----------
            TOTAL                                   $ 6,977,280    $ 9,935,880
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

      Inventories for United Solar Ovonic Corp., United Solar Ovonic LLC (for June 30, 2003 only) and Ovonic Battery are as follows:

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                    June 30,       June 30,
                                      2003           2002
                                  ------------   ------------
         Finished products        $ 5,282,156    $   250,370
         Work in process            1,825,839        478,997
         Raw materials              5,340,177        433,906
                                  -----------    -----------
                                  $12,448,172    $ 1,163,273
                                  ===========    ===========

Property, Plant and Equipment
-----------------------------

      All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                                Years
                                           --------------

        Buildings and improvements            5 to 20
        Machinery and other equipment         3 to 12.5
        Capitalized leased                    3 to 15

      United Solar Ovonic LLC capitalized the total costs ($66,812,000) of the 30MW machine (equipment which, when fully optimized, is expected to annually make solar products capable of producing 30MW of electricity) and began depreciating this equipment over a 12.5-year period (its estimated useful life) beginning February 1, 2003. See Note C - Acquisitions.

      Capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment, usually three to 15 years. Accumulated amortization on capitalized leases as of June 30, 2003 and June 30, 2002 was $1,444,000 and $2,443,000, respectively.

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

Long-Term Note Receivable
-------------------------

      In connection with N.V. Bekaert S.A. and its U.S.-based subsidiary's (Bekaert) investment in United Solar Ovonic Corp. and United Solar Ovonic LLC in April 2000: (1) Bekaert was obligated to invest an additional $12,000,000 in United Solar Ovonic LLC no later than January 1, 2004, (2) United Solar Ovonic LLC was required to pay ECD $12,000,000 no later than January 1, 2004, and (3) ECD was required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004. These noninterest-bearing notes were recorded in

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

April 2000 at a discounted value of $9,500,000 (using a discount rate of 6.3%). In connection with the purchase of Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp. on May 14, 2003, and while ECD continues to be contractually obligated to pay Canon, Bekaert agreed to pay the $12,000,000 directly to Canon, which, when made, will satisfy Bekaert's obligation to United Solar Ovonic LLC and ECD's obligation to Canon.

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

Patents and Patent Defense
--------------------------

      Patent expenditures are charged directly to expense. Net patent expenditures were $2,189,000, $2,183,000 and $1,853,000 for the three years ended June 30, 2003, 2002 and 2001, respectively. Patent defense expenditures of $5,429,000 in 2003, $2,749,000 in 2002 and $1,913,000 in 2001, which are incurred by the Company to protect its patents and to defend or prosecute claims involving the Company's patents, are charged directly to expense. ChevronTexaco has agreed to share 50% of the battery litigation expenses, other than those related to consumer batteries, beginning in fiscal 2002. The reimbursements of $624,000 in fiscal year 2003 and $2,167,000 in fiscal year 2002 have been offset against the patent defense costs.

Product Sales
-------------

      Product sales include revenues related to machine-building and equipment sales contracts, photovoltaic products, nickel hydroxide and metal hydride materials and battery packs. Revenues related to machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes combined with high fixed costs result in losses.

      The Company estimates product warranty cost liability based upon its past experience and best estimate of future warranty claims. The Company has recognized a liability for these product warranties. The following is a summary of the changes in the product warranty liability during the years ended June 30, 2003, 2002 and 2001:

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                                   Year Ended June 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------

   Liability beginning of the period       $2,489,024   $  978,895   $   70,284

   Amounts accrued for as warranty costs 1,212,949 1,510,129 908,611 Amounts acquired in connection with
     United Solar Ovonic                      728,503       -            -
   Amounts reversed in connection with
     acquiring United Solar Ovonic         (1,439,815)      -            -
   Warranty claims                             -            -            -
                                           ----------   ----------   ----------
   Liability at June 30                    $2,990,661   $2,489,024   $  978,895
                                           ----------   ----------   ----------

      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) and at the time that revenue is recognized (for machine-building revenues).

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

      In connection with a 1992 battery development contract with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), the Company has agreed to reimburse USABC and DOE, as their recoupment for payments to the Company under the 1992 Contract, a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic(R) NiMH batteries serve as the primary source of power for battery-propelled vehicles. The Company has accrued as an expense 15% of such royalty payments.

      ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received.

Business Agreements
-------------------

      A substantial portion of revenues is derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. The Company has two major types of business agreements.

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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At June 30, 2003, approximately $5,074,000 in deferred revenues relates to the Rare Earth Ovonic contracts.

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

Other Nonoperating Income
-------------------------

      Other nonoperating income-net consists of the gains and losses on the sales of short-term investments, amortization of deferred gains and rental income.

Government Contract Reserve
---------------------------

       The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 1998 for United Solar Ovonic and the years ended June 30, 2000 and June 30, 2001 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development of its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is, together with its government consultants, in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,682,000 related to these issues.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                             Year Ended June 30,
                                                   ---------------------------------------
                                                      2003*         2002          2001
                                                   -----------   -----------   -----------
  Product sales
      Photovoltaics                                $ 4,001,937   $    -        $    -
      Machine building and equipment sales          10,949,828    25,295,959    12,961,589
      Battery packs                                    138,179       257,637       844,895
      Nickel hydroxide and metal hydride materials     852,494       698,639       118,545
                                                   -----------   -----------   -----------
                                                    15,942,438    26,252,235    13,925,029
  Product sales-related parties
      Photovoltaics                                  5,767,035     5,883,442     5,975,424
      Machine building                                 499,793     4,237,201     3,972,778
      Battery packs                                     86,363        19,998       130,000
      Metal hydride materials                          120,161       241,291       236,739
                                                   -----------   -----------   -----------
                                                     6,473,352    10,381,932    10,314,941
                                                   -----------   -----------   -----------
  Total product sales                              $22,415,790   $36,634,167   $24,239,970
                                                   ===========   ===========   ===========

  Royalties
      Battery technology                           $ 1,778,170   $ 1,913,914   $ 2,846,795
      Optical memory                                    32,592        66,832        52,161
                                                   -----------   -----------   -----------
                                                     1,810,762     1,980,746     2,898,956
  Royalty-related party
      Microelectronics                                  32,885        20,168        -
                                                   -----------   -----------   -----------
  Total royalties                                  $ 1,843,647   $ 2,000,914   $ 2,898,956
                                                   ===========   ===========   ===========

  Revenues from product development agreements
      Photovoltaics                                $ 3,615,674   $ 2,419,332   $ 2,600,216
      Battery technology                             2,575,376     3,762,186     3,557,618
      Optical memory                                    64,387       172,695       603,724
      Solid hydrogen storage systems                    -            348,435       659,954
      Other                                            126,995        74,328        -
                                                   -----------   -----------   -----------
                                                     6,382,432     6,776,976     7,421,512
  Revenues from product development
    agreements - related parties
      Battery technology                            12,366,964    16,315,424     7,213,698
      Optical memory                                   615,330     1,923,273     2,297,977
      Solid hydrogen storage systems                13,948,178    18,783,190    11,818,301
      Fuel cell technology                           4,022,344     8,886,854     8,830,650
                                                   -----------   -----------  ------------
                                                    30,952,816    45,908,741    30,160,626
                                                   -----------   -----------  ------------
  Total revenues from product development
    agreements                                     $37,335,248   $52,685,717   $37,582,138
                                                   ===========   ===========   ===========
  License and other agreements
      Battery technology                           $ 3,444,114   $    25,000   $ 5,300,000
                                                   ===========   ===========   ===========

-----------------------------
* United Solar Ovonic LLC is included in ECD's consolidated financial statements effective May 15, 2003.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      In the year ended June 30, 2003, the Company recognized $3,269,000 in revenues from license and other agreements as a result of United Solar Ovonic Corp. granting Canon rights to manufacture photovoltaic products in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. These rights were granted in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar Corp. by Canon. Additionally, the Company entered into license agreements with four Chinese battery companies, Henan Huanyu Power Source Co., Ltd. ($50,000), Ghandong Shida Battery Co. Ltd. ($50,000), TWD Battery Co., Ltd. ($50,000) and Linghao Battery (Shenzhen) Co., Ltd. ($25,000).

      In the year ended June 30, 2002, the Company entered into a license agreement with Lexel Battery (Shenzhen) Co., Ltd. of China ($25,000).

      In the year ended June 30, 2001, the Company entered into license agreements with three Chinese companies (BYD Battery Co., Ltd. ($250,000), SANIK Battery Co., Ltd. ($50,000) and Rare Earth Ovonic ($5,000,000).

      The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2003, three customers represented 58% of the Company's total revenues (21% Texaco Ovonic Hydrogen Systems, 21% Texaco Ovonic Battery Systems and 16% Rare Earth Ovonic joint ventures). In the year ended June 30, 2002, three customers represented 67% of the Company's total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Texaco Ovonic Battery Systems). In the year ended June 30, 2001, three customers represented 54% of the Company's total revenues (25% Rare Earth Ovonic joint ventures, 17% Texaco Ovonic Hydrogen Systems and 12% Ovonic Fuel Cell). Texaco Ovonic Battery Systems, Texaco Ovonic Hydrogen Systems, Ovonic Fuel Cell and Rare Earth
Ovonic are joint ventures of the Company (See Note E - Joint Ventures and Investments.)

      The following table presents revenues by country based on the location of the customer:

                                          Year Ended June 30,
                                ---------------------------------------
                                   2003          2002          2001
                                -----------   -----------   -----------
        United States           $38,707,587   $57,804,373   $44,190,933
        China                    10,846,690    25,344,459    18,227,952
        Mexico                    9,768,972     5,883,442     5,975,424
        Japan                     4,703,822     1,815,399     2,304,348
        Hong Kong                 1,101,598       711,950       275,405
        Germany                      50,191       150,300       151,125
        The Netherlands              -             -             40,000
        Other countries              -                362       239,306
                                -----------   -----------   -----------
                                $65,178,860   $91,710,285   $71,404,493
                                ===========   ===========   ===========

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE C - Acquisitions
---------------------

      As a result of Bekaert's decision to focus on its core business, on May 14, 2003, ECD purchased Bekaert's 19% interest in United Solar Ovonic Corp. and 60% interest in United Solar Ovonic LLC for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003) thereby increasing the Company's ownership in both entities to 100%. ECD had previously acquired its 81% interest in United Solar Ovonic Corp. and its 40% interest in United Solar Ovonic LLC in April 2000 (see Note E). In accordance with the purchase and sale agreement, Bekaert assigned to ECD its $12.2 million note receivable of its bridge loans to United Solar Ovonic LLC and ECD provided $36 million to United Solar Ovonic LLC to terminate its master sale-and-leaseback agreement with LaSalle National Leasing ("LaSalle") pursuant to which United Solar Ovonic LLC's machinery and equipment were sold to LaSalle and leased back for a period of seven years. This transaction was accounted for as a step acquisition using the purchase method of accounting.

      The $2 million to be paid to Bekaert no later than December 22, 2003, has been deposited in an escrow account and, as such, its use is restricted. ECD also provided backup guarantees, secured with standby letters of credit, to Bekaert relating to guarantees that Bekaert had provided for United Solar Ovonic relating to a sale/leaseback with Fuji Bank and the lease of the Auburn Hills facility. ECD's standby guarantees are secured by restricting the use of $1.8 million of ECD's short-term investments.

      The purchase price was allocated to identifiable assets acquired and liabilities assumed based on their fair values. United Solar Ovonic Corp. and United Solar Ovonic LLC did not have any intangible assets subject to revaluation. Based on the valuation of machinery and equipment, there is an excess of the aggregate fair value of the identifiable net assets acquired over the purchase price, which resulted in negative goodwill. In accordance with the provisions of SFAS No. 141 "Business Combinations," the negative goodwill is allocated to reduce the carrying value of the fixed assets of United Solar Ovonic Corp. and United Solar Ovonic LLC.

      The following is a summary of the fair value of the assets acquired and liabilities assumed (representing 60% of United Solar Ovonic LLC and 19% of United Solar Ovonic Corp.) as of the date of the acquisition. The fair value of property, plant and equipment shown below is net of the allocated negative goodwill:

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE C - Acquisitions (Continued)
---------------------------------

       ASSETS
         Current Assets
           Accounts receivable                            $  5,600,657
           Accounts receivable - Bekaert                    11,536,530
           Inventory                                         6,625,688
           Prepaids and other assets                           704,419
                                                          ------------
                Total current assets                        24,467,294

       PROPERTY, PLANT AND EQUIPMENT                        26,671,416

       OTHER ASSETS                                          6,699,314
                                                          ------------
                TOTAL ASSETS                              $ 57,838,024
                                                          ============
        LIABILITIES AND EQUITY
          Current Liabilities
            Accounts payable and accrued expenses         $  6,447,455
            Notes payable - affiliates                       5,395,573
            Current portion of long-term debt                3,252,867
            Other current liabilities                            9,053
                                                          ------------
                Total current liabilities                   15,104,948

        LONG-TERM DEBT                                      36,716,661
                                                          ------------
                TOTAL LIABILITIES                           51,821,609
                                                          ------------
        PURCHASE PRICE, NET OF CASH ACQUIRED              $  6,016,415
                                                          ============

      With this transaction, ECD increased its ownership of United Solar Ovonic LLC from 32.4% to 100%, necessitating a change from the equity method of accounting to consolidation effective May 15, 2003. As ECD's ownership interest in United Solar Ovonic Corp. increased from 81% to 100%, United Solar Ovonic Corp. will continue to be accounted for as a consolidated entity; however, minority interest will cease to be recognized.

      The following unaudited pro forma consolidated (pro forma) financial information has been prepared to give effect to the acquisition of United Solar Ovonic LLC and United Solar Ovonic Corp. using the purchase method of accounting. The pro forma information for the years ended June 30, 2003 and 2002 has been prepared as if the transaction had been completed on July 1, 2001. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the transaction occurred on those dates, nor is it necessarily indicative of the Company's future financial position or results of operations.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE C - Acquisitions (Continued)
---------------------------------

                                                  Year Ended June 30,
                                                      (unaudited)
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------

     Revenues                                 $ 71,871,031    $ 97,887,808

     Net Loss before cumulative effect of
        change in accounting principle        $(45,478,654)   $(24,310,831)

     Net Loss                                 $(43,263,094)   $(24,310,831)
     Net Loss per common share
        Basic                                 $      (1.98)   $      (1.12)
        Diluted                               $      (1.98)   $      (1.12)

      The pro forma financial information includes adjustments, which reflect the allocation of the purchase price to the acquired assets and assumed liabilities of United Solar Ovonic LLC and United Solar Ovonic Corp.

NOTE D - Nonrefundable Advance Royalties
----------------------------------------

      At June 30, 2003 and 2002, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                              June 30,
                                     ---------------------------
                                         2003           2002
                                     ------------   ------------
            Battery                   $1,560,902     $1,642,822
            Optical memory             1,947,093      1,985,109
                                      ----------     ----------
                                      $3,507,995     $3,627,931
                                      ==========     ==========

      During the years ended June 30, 2003, 2002 and 2001, $119,936, $213,057 and $120,179, respectively, of creditable royalties earned were recognized as revenue. During the year ended June 30, 2001, a nonrefundable advance royalty of $100,000 was received from Japan Storage. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar Ovonic

      On April 11, 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products. The strategic alliance entailed an investment in a new manufacturing facility (equipment which, when fully optimized, will annually make solar products capable of producing 30MW of electricity), a sales and marketing expansion program, and the purchase of Canon's interest in United Solar Ovonic Corp. for an initial investment by Bekaert of $84,000,000. For its investment, Bekaert acquired a 19% interest in United Solar Ovonic Corp. and 60% interest in the newly created United Solar Ovonic LLC with United Solar Ovonic Corp. owning the remaining 40% interest.

      In October 2002, ECD and Bekaert agreed to make bridge loans to the joint ventures. Bridge loans in the amount of $12,200,000 and $6,600,000 were provided by Bekaert and ECD, respectively.

      Bekaert advised the Company that it was focusing on its core businesses and would not provide any additional funds to United Solar Ovonic beyond the $12,200,000 bridge loans, which together with ECD's bridge loans funded operations through April 30, 2003.

      On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar Ovonic Corp. and 60% interest in United Solar Ovonic LLC (bringing the Company's interest in each of these joint ventures to 100%) for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003). Additionally, the Company provided $36 million to United Solar Ovonic LLC to terminate its sale and leaseback arrangement with LaSalle and, as a result, freed up the $25 million of Company funds that had been restricted in support of its guarantee of this lease. The Company also provided back-up guarantees to Bekaert for its guarantee of United Solar Ovonic Corp.'s lease with Fuji ($3.4 million) and Bekaert's share of the guarantee of the Auburn Hills facility ($1.8 million). Bekaert retained rights from United Solar Ovonic for its technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable for its bridge loans to United Solar Ovonic LLC.

      Effective after May 14, 2003, ECD is funding 100% of United Solar Ovonic's cash requirements. ECD is in discussions with potential new equity investors to meet United Solar Ovonic's future cash requirements, as well as refinance the 30MW equipment. Historically, as a consequence of ECD's 81% ownership of United Solar Ovonic Corp. and United Solar Ovonic Corp.'s 40% membership interest in United Solar Ovonic LLC, the Company's financial results have included approximately 50% of the combined operating losses of these entities. After May 14, 2003, the Company has reflected 100% of the operating losses of United Solar Ovonic.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the period from October 1, 2002 through April 18, 2003, ECD provided bridge loans to United Solar Ovonic LLC and United Solar Ovonic Corp. of $2,984,000 and $3,616,000, respectively, and Bekaert provided bridge loans to United Solar Ovonic LLC of $12,200,000.

      The Company recorded revenues from United Solar Ovonic LLC of $6,267,000, $10,121,000 and $9,948,000, respectively, for the period July 1, 2002 to May 14, 2003 and for the years ended June 30, 2002 and June 30, 2001, representing revenues realized on ECD's machine-building contract with United Solar Ovonic LLC and United Solar Ovonic Corp.'s sales of product to United Solar Ovonic LLC.

Texaco Ovonic Battery Systems

      In July 2001, ChevronTexaco bought General Motors' interest in GM Ovonic LLC, a joint venture of Ovonic Battery. ChevronTexaco will invest up to $178,000,000 in the venture, renamed Texaco Ovonic Battery Systems LLC, and Ovonic Battery contributed additional technology. Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by ChevronTexaco.

      The Company recorded revenues from Texaco Ovonic Battery Systems of $12,367,000 and $16,315,000 for the years ended June 30, 2003 and 2002, respectively, for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues of $207,000 and $261,000 for the years ended June 30, 2003 and 2002, respectively, for products sold to Texaco Ovonic Battery Systems. During the year ended June 30, 2001, the Company had revenues of $2,127,000 related to sales of products and services to GM Ovonic.

      The Company also recorded revenues from Texaco Ovonic Battery Systems of $179,000 and $116,000 for the years ended June 30, 2003 and 2002, respectively, for rent of a portion of one of the Company's facilities.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Texaco Ovonic Battery Systems that are derived from its financial statements:

                   TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                  Year Ended      Year Ended
                                                 June 30, 2003   June 30, 2002
                                                 -------------   -------------
   Revenues
     Product Sales                               $    653,802    $    423,728
     Other Revenues                                 2,776,952          -
                                                 ------------    ------------
         Total Revenues                             3,430,754         423,728

   Expenses
     Cost of Product Sales, exclusive of
        depreciation and amortization                 653,802         423,728
     Research and Development costs                24,560,781      23,837,938
     Sales and Marketing costs                      3,243,541         275,687
     General and Administrative costs               4,596,838       3,997,460
     Realized loss on impairment                    4,000,000          -
     Other (Income)/Expenses                        5,207,374       4,692,070
     Depreciation Expense                           1,918,836       1,392,273
                                                 ------------    ------------
         Total Expenses                            44,181,172      34,619,156
                                                 ------------    ------------
   Net Loss                                      $(40,750,418)   $(34,195,428)
                                                 ============    =============

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                   TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY
                                    BALANCE SHEETS
                                    --------------

                                                   June 30, 2003  June 30, 2002
                                                   -------------  -------------
   Current Assets:
      Cash and Equivalents                          $  6,849,235   $  4,185,765
      Accounts Receivable                                145,972         28,311
      Inventory                                        2,503,650      2,204,004
                                                     -----------   ------------
            Total Current Assets                       9,498,857      6,418,080
   Property, Plant and Equipment:
      Leasehold Improvements                             139,052        135,502
      Land                                               665,121         -
      Buildings                                        6,774,475         -
      Machinery and Other Equipment                   22,669,236     16,272,233
      Construction in Progress                           249,000         -
                                                    ------------   ------------
                                                      30,496,884     16,407,735
   Less Accumulated Depreciation                      (3,311,109)    (1,392,273)
                                                    ------------   ------------
   Net Property, Plant and Equipment                  27,185,775     15,015,462
                                                    ------------   ------------
   Investments in Non-Subsidiaries                        -           4,000,000
   Other Assets                                           85,180         33,254
                                                    ------------   ------------
            Total Assets                            $ 36,769,812   $ 25,466,796
                                                    ============   ============
   Liabilities and Members' Equity
      Current Liabilities:
         Amounts Due to Related Parties, Net         $ 4,720,548   $     -
         Accounts Payable                              4,828,646      4,511,312
                                                    ------------   ------------
            Total Current Liabilities                  9,549,194      4,511,312

   Members' Equity:
      Members' Interest                              102,166,464     55,150,912
      Loss Accumulated During the
        Development Stage                            (74,945,846)   (34,195,428)
                                                    ------------   ------------
            Total Members' Equity                     27,220,618     20,955,484
                                                    ------------   ------------
            Total Liabilities and Members' Equity   $ 36,769,812   $ 25,466,796
                                                    ============   ============

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonyx

      ECD owns 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the year ended June 30, 2003, ECD recorded an equity loss of $406,000 and recorded zero for the prior two years.

      ECD recorded revenues from Ovonyx of $162,000, $215,000 and $382,000, respectively, for the years ended June 30, 2003, 2002 and 2001 representing services provided to this joint venture.

Ovonic Fuel Cell

      In September 2000, ECD and ChevronTexaco formed Texaco Ovonic Fuel Cell. ChevronTexaco was funding (through December 31, 2002) initial product and market development, the primary use of which was to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic(R) regenerative fuel cell technology. The joint venture was owned 50% by ChevronTexaco and 50% by ECD. ECD contributed intellectual property and licenses.

      On June 24, 2003, the Company acquired ChevronTexaco's interest in Texaco Ovonic Fuel Cell Company LLC for $1, effective as of December 31, 2002. The venture, which is now owned 100 percent by ECD, was renamed Ovonic Fuel Cell Company LLC. Effective December 31, 2002, the Company has included the operations of Ovonic Fuel Cell in its consolidated financial statements. ECD is continuing its development work and is currently funding all of this venture's development costs.

      During the years ended June 30, 2003, 2002 and 2001, the Company recorded revenues of $4,022,000, $8,887,000 and $8,831,000, respectively, for services provided to this joint venture.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

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

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Year Ended June 30,       From Date of Inception
                                     ---------------------------   (October 31, 2000)
                                         2003           2002       Through June 30, 2001
                                     ---------------------------   ----------------------
     Revenues
       Other Income                  $     17,480   $     26,581        $     27,520
       Prototype Sales                     -              21,793             -
                                     ------------   ------------        ------------
           Total Revenues                  17,480         48,374              27,520

     Expenses
       Product Development - Paid or
          Payable to ECD               12,656,468     11,979,981           9,857,453
       Product Development - Paid or
          Payable to ChevronTexaco      2,659,819      1,691,406             596,310
       Depreciation Expense             1,890,384        596,193              71,684
       Loss on Disposal of Assets          -              50,912              -
                                     ------------   ------------        ------------
             Total Expenses            17,206,671     14,318,492          10,525,447
                                     ------------   ------------        ------------
     Net Loss                        $(17,189,191)  $(14,270,118)       $(10,497,927)
                                     ============   ============        ============


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                    June 30, 2003    June 30, 2002
                                                   -------------    -------------
   Current Assets:
      Cash and Equivalents                           $ 1,742,437      $   134,823
      Accounts Receivable                                 10,746           10,746
                                                     -----------      -----------
         Total Current Assets                          1,753,183          145,569
   Fixed Assets:
      Leasehold Improvements                           6,271,733        3,226,570
      Machinery and Other Equipment                    3,078,564        2,543,163
      Construction in Progress                           151,415        2,736,571
                                                     -----------      -----------
         Total Fixed Assets                            9,501,712        8,506,304
   Less Accumulated Depreciation and Amortization     (2,556,428)        (666,044)
                                                     -----------      -----------
         Net Fixed Assets                              6,945,284        7,840,260
                                                     -----------      -----------
            Total Assets                             $ 8,698,467      $ 7,985,829
                                                     ===========      ===========
   Current Liabilities:
      Amount Due to Related Parties, Net             $ 2,130,446      $ 3,711,617
      Deferred Revenue                                    15,257           15,257
                                                     -----------      -----------
         Total Current Liabilities                     2,145,703        3,726,874
   Noncurrent Liabilities
      Deferred Revenue                                   112,000           -
   Members' Equity:
      Capital Contributions                           48,398,000       29,027,000
      Cumulative Deficit                             (41,957,236)     (24,768,045)
                                                     -----------      -----------
         Total Members' Equity                         6,440,764        4,258,955
                                                     -----------      -----------
            Total Liabilities and Members' Equity    $ 8,698,467      $ 7,985,829
                                                     ===========      ===========

      During the years ended June 30, 2003, 2002 and 2001, the Company recorded revenues of $13,651,000, $18,581,000 and $11,818,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems is a German company formed to manufacture battery-powered electric vehicles. At the inception of ITS, ECD's interest was 5.7%. ECD's interest increased to 11.7% as a result of an additional investment of $400,000 on June 19, 2000. In October 2000, ECD invested an additional amount of $909,000 in ITS, increasing its ownership interest to 19%. In March 2001, ECD invested an additional amount of $1,500,000, increasing its ownership interest to 30%. As of March 2001, ECD is using the equity method to

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

account for its beneficial investment in ITS. In October 2001, Texaco Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%. ECD made an advance of $1,000,000, in the form of a note, to ITS in July 2002, followed by an additional advance of $1,000,000 to ITS on November 8, 2002. During the years ended June 30, 2003, 2002 and 2001, the Company recorded equity in losses and writedown of $5,286,000, $714,000 and $48,000 respectively.

      ITS requires significant additional investments as it continues commercialization of its products and currently lacks funds to continue operations without new equity investors. Neither current partner in the venture has an obligation nor has committed to provide additional funding. As a result, ECD wrote down its investment in ITS to zero in the year ended June 30, 2003.

Ovonic Media

      In March 2000, ECD and GE formed a strategic alliance, the first activity of which resulted in the creation of a joint venture, Ovonic Media. This joint venture is owned 51% by GE through its GE Plastics business unit and 49% by ECD. ECD has contributed intellectual property, know-how, licenses and equipment to the joint venture. GE made cash and other contributions to the joint venture.

      For the years ended June 30, 2003, 2002 and 2001, the Company recorded revenues of $615,000, $1,923,000 and $2,298,000, respectively, from Ovonic Media for services provided to this joint venture for product development work. GE is evaluating the current market situation to determine next steps and informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD are in discussions as how to best position the joint venture in order to meet the needs of the marketplace, expand the joint venture's operations, and secure new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD is directly funding continued product development activities for this technology until new partners who will provide funding, marketing and distribution are brought into the venture or GE resumes funding.

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of June 30, 2003, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of June 30, 2003, Ovonic Battery has received payments totaling $58,605,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $10,726,000, $25,287,000 and $12,931,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

      Sovlux and Sovlux Battery are in their developmental stage and, as such, have a history of operating losses. Both ventures will not commence production until funding is secured for production. Due to economic conditions in Russia, it is uncertain when financing will be available.

NOTE F - Long-Term Liabilities and Line of Credit
-------------------------------------------------

      A summary of the Company's long-term liabilities is as follows:

                                                            June 30,
                                                   ---------------------------
                                                       2002           2001
                                                   ------------   ------------

Capital leases - 3800 Lapeer LLC                   $ 9,526,739    $     -
Capital leases - Finova                                 -             936,358
Capital leases - Fuji                                   -           4,800,343
Note Payable - Canon (discount rate of 6.3%)        11,629,489     10,921,232
Note Payable - Canon (interest rate of 6.21%)           -           2,500,000
Other                                                  889,277        532,583
                                                   -----------    -----------
        Total                                       22,045,505     19,690,516
Less amounts included in current liabilities        11,858,378      5,261,747
                                                   -----------    -----------
        Total Long-Term Liabilities                $10,187,127    $14,428,769
                                                   ===========    ===========

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE F - Long-Term Liabilities and Line of Credit (Continued)
-------------------------------------------------------------

Capitalized Leases
------------------

      In April 2001, the Company entered a 15-year lease for a 167,526 square foot corporate facility in Auburn Hills, Michigan. The terms of the lease with 3800 Lapeer LLC allow for two renewal terms of five years each subject to certain provisions. The Company has accounted for this transaction as a capital lease, and has recorded a fixed asset and a related capital lease obligation of $10,000,000 equal to the present value of the minimum lease payments.

      In April 1998, the Company entered into a capital lease transaction with Finova Capital Corporation. The lease transaction matured on June 30, 2003 and as was required by the lease terms, on June 30, 2003, the Company purchased the equipment under the lease for a total cost of $310,000.

      The Company was obligated under a capital lease with Fuji Bank for certain machinery and equipment. In the years ended June 30, 2003, 2002 and 2001, United Solar Ovonic made regular lease payments of $2,097,000, $2,097,000 and $1,446,000, respectively. On June 23, 2003, United Solar Ovonic Corp. paid $3,282,919, including $129,100 in a breakage fee, to terminate this lease and repurchase these assets. The lease had been guaranteed by Canon and Bekaert and, as a result, Canon had a lien on United Solar Ovonic Corp.'s assets.

Notes Payable and Other Long-Term Liabilities
---------------------------------------------

      In connection with the 2000 acquisition of Canon's interest in United Solar Ovonic Corp., ECD issued a noninterest-bearing note payable to Canon for $12,000,000 due no later than January 1, 2004. This note payable was recorded in April 2000, by ECD at a value of $9,500,000 (at a discount rate of 6.3%). In connection with the Company's purchase of Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp., and while ECD continues to be contractually obligated to pay Canon, Bekaert assumed ECD's obligation to pay this $12,000,000 to Canon no later than January 1, 2004. (See Note A - Long-Term Note Receivable.)

      In January 1998, United Solar Ovonic Corp. entered into a term loan with Canon in the amount of $2,500,000. Interest accrued at a rate of 6.21% per annum and the loan was payable in full on January 17, 2003. At the Company's option, certain additional rights could be given to Canon under a license currently in effect in lieu of a cash payment. In December 2002, United Solar Ovonic Corp. granted Canon rights to manufacture photovoltaic products in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. These rights were granted in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with this previous loan made to United Solar Ovonic Corp. by Canon. United Solar Ovonic Corp. recorded the satisfaction of the loan and accrued interest from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the year.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE F - Long-Term Liabilities and Line of Credit (Continued)
-------------------------------------------------------------

      The Company has retirement plans for certain executives that provide for benefits after retirement. The Company recorded retirement expense of $289,000, $301,000 and $208,000 in the years ended June 30, 2003, 2002 and 2001 respectively. The balance recorded in long-term liabilities was $814,000 and $528,000 at June 30, 2003 and 2002, respectively.

Other
-----

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2003, 2002 and 2001 was approximately $2,738,000, $2,443,000 and $1,941,000, respectively.

Future Minimum Payments
-----------------------

      Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2003 are as follows:

                                           Long-Term Note
                                           Payable and
                                           Other Long-Term
                                           Liabilities       Capital Leases   Operating Lease
                                           ---------------   --------------   ---------------
     2004                                  $12,000,000*      $ 1,191,109      $ 2,659,998
     2005                                       -              1,266,497        2,195,071
     2006                                       -              1,266,497        1,421,582
     2007                                       -              1,291,625          832,132
     2008                                       -              1,367,012          783,234
     Thereafter                                889,277        11,137,128        2,035,836
                                           -----------       -----------      -----------
   TOTAL                                   $12,889,277       $17,519,868      $ 9,927,853

   Less interest included above                370,511         7,993,129
                                           -----------       -----------
   Present value of minimum payments       $12,518,766       $ 9,526,739
                                           ===========       ===========

------------

* In connection with the Company's purchase of Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp., Bekaert assumed ECD's obligation to pay this $12,000,000 to Canon no later than January 1, 2004. (See Note A - Long-Term Note Receivable.)

Line of Credit
--------------

      In April 2001, the Company entered into a two-year financing agreement with Standard Federal Bank for a line of credit of up to $3,000,000. On May 14, 2003, this line of credit was increased to $8,000,000 and, on September 12, 2003, was extended to August 31, 2004. This line of credit has been used for a standby letter of credit, which expired on September 30,

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE F - Long-Term Liabilities and Line of Credit (Continued)
-------------------------------------------------------------

2003, for $3,291,435 covering the Fuji Lease (which was paid off on June 23, 2003) and for another standby letter of credit, which expires October 31, 2003, for $1,827,322 covering the Auburn Hills lease guarantee. ECD has granted Standard Federal a security interest in a $5,000,000 short-term investment. This security interest was reduced to $1,827,000 on September 30, 2003. This financing bears an interest rate of prime, is secured by a first interest in the Company's accounts receivable and inventory and contains certain financial covenants relating to the Company's tangible net worth, working capital and total debt to tangible net worth.

NOTE G - Capital Stock
----------------------

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

      As part of an Executive Employment Agreement between ECD and Mr. Robert C. Stempel, chairman and executive director of ECD, dated January 15, 1999, ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD common stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between the Company and Mr. Stempel states that

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Capital Stock (Continued)
----------------------------------

the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. The Company is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of $682,000 in the year ended June 30, 2003 and $680,400 in each of the years ended June 30, 2002 and 2001 in connection with this transaction. Following stockholder approval on March 25, 1999 authorizing 430,000 shares of a new Class B Common Stock, par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock. After the conversion of the Class A Common Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

      The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

      During the years ended June 30, 2003, 2002 and 2001, ECD issued 2,844, 1,310 and 2,000 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2003, 2002 and 2001 of $30,000, $25,000 and $40,000, respectively, relating to these restricted shares of Common Stock.

NOTE H - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

      ECD has Common Stock reserved for issuance as follows:


                                                         Number of Shares
                                                  -----------------------------
                                                  June 30, 2003   June 30, 2002
                                                  -------------   -------------

Conversion of Class A Convertible Common Stock        219,913        219,913
Conversion of Class B Convertible Common Stock        430,000        430,000
Stock options                                       5,273,477      5,276,107
Warrants                                              400,000        400,000
Convertible Investment Certificates                     5,210          5,600
                                                    ---------      ---------
    TOTAL RESERVED SHARES                           6,328,600      6,331,620
                                                    =========      =========

Equity Compensation Plans Approved by Security Holders
------------------------------------------------------

      The Company's 1987 Stock Option and Incentive Plan (1987 Stock Option
Plan), which expired in December 1997, the 1995 Non-Qualified Stock Option Plan (1995 Stock Option Plan) and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation and Nominating Committee appointed by the Board of Directors (the "Compensation and Nominating Committee") shall determine. All three stock option plans are administered by the Compensation and Nominating Committee.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

      Options under the 1987 Stock Option Plan expire six years from the date of grant. Options under the 1995 and the 2000 Stock Option plans expire no later than 10 years from the date of grant. Stock options under the 1995 stock option plan may not be exercised during the first six months of the grant. Thereafter, options may be exercised cumulatively each year, starting at the end of six months after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. Stock options under the 2000 Stock Option Plan may not be exercised during the first year of the grant. Thereafter, options may be exercised cumulatively each year, starting at the end of the first year after grant of the option, at a predetermined rate of the number of shares of the Common Stock subject to the option. The exercise price of all options granted has been equal to the fair market value of the Common Stock at the time of grant.

      The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the optionholders against dilution.

      A summary of the transactions during the years ended June 30, 2003, 2002 and 2001 with respect to ECD's 1987 Stock Option Plan, 1995 Stock Option Plan and 2000 Stock Option Plan follows:

                                2003                    2002                    2001
                        ---------------------   ---------------------   ---------------------
                                     Weighted                Weighted                Weighted
                                     Average                 Average                 Average
                                     Exercise                Exercise                Exercise
                        Shares       Price      Shares       Price      Shares       Price
                        ---------------------   ---------------------   ---------------------


Outstanding July 1      2,531,753    $ 18.67    2,444,545    $ 18.50    1,453,865    $ 13.50
Granted                   653,825    $ 10.46      120,000    $ 21.88    1,334,400    $ 22.66
Exercised                    -           -         14,412    $ 11.98      341,345    $ 13.43
Cancelled                  18,455    $ 19.01       18,380    $ 22.57        2,375    $ 23.51
                        ---------    -------    ---------    -------    ---------    -------
Outstanding June 30     3,167,123    $ 16.97    2,531,753    $ 18.67    2,444,545    $ 18.50
                        =========    =======    =========    =======    =========    =======
Exercisable June 30     2,002,253    $ 17.66    1,730,668    $ 16.90    1,058,820    $ 13.72
                        =========    =======    =========    =======    =========    =======
Weighted average fair
  value of options
  granted during the
  year                   $ 6.00                  $ 18.78                 $ 14.30
                         ======                  =======                 =======


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at June 30, 2003:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       -----------------------------------------       ------------------------
                                      Weighted          Weighted                       Weighted
                       Number         Average           Average        Number          Average
Range of               Outstanding    Remaining         Exercise       Exercisable     Exercise
Exercise Prices        As of 6/30/03  Contractual Life  Price          As of 6/30/03   Price
-------------------    -------------  ----------------  --------       -------------   --------

$10.05 - $11.88        1,371,613      5.54              $11.08         729,513         $11.65
$12.35 - $22.43          386,065      3.35              $17.05         353,365         $16.97
$22.63 - $22.63        1,296,045      7.70              $22.63         833,375         $22.63
$22.88 - $27.04          113,400      6.96              $23.39          86,000         $23.39
                       ---------      ----              ------       ---------         ------
$10.05 - $27.04        3,167,123      6.21              $16.97       2,002,253         $17.66
                       =========      ====              ======       =========         ======


Equity Compensation Plans Not Approved by Security Holders
----------------------------------------------------------

      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the Company's Amended and Restated Stock Option Plan, were cancelled and new stock options, covering 150,000 (adjusted to 401,499 as of June 30, 2003) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 258,250 as of June 30, 2003) of Common Stock in the case of Dr. Ovshinsky, were granted by ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of these outstanding stock options is $14.84 per share. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares resulting from adjustments for the antidilution provisions during the 18-month period following the original grant; and (ii) thereafter the option exercise price will be the lower of the sales price of the additional securities or the fair market value of the Common Stock as of the date of such issuance. The Company recorded $198,000 compensation expense in the year ended June 30, 2003 related to options granted at a price lower than market.

      The number of stock options granted to Mr. and Dr. Ovshinsky is adjusted pursuant to the antidilution provisions of the stock option agreements. There were no grants in fiscal year 2003. For the three years ended June 30, 2003, 2002 and 2001, Mr. Ovshinsky was granted stock options to purchase 0, 44,530 and 18,239 shares of ECD Common Stock, respectively. For the three years ended June 30, 2003, 2002 and 2001, Dr. Ovshinsky was granted stock options to purchase 0, 29,687 and 12,160 shares of ECD Common Stock, respectively. The weighted average exercise price of options granted to Mr. and Dr. Ovshinsky during the two years ended June 30, 2002 and 2001 was $20.38 and $30.53 per share, respectively. The weighted average fair value of options granted to Mr. and Dr. Ovshinsky during the two years ended June 30, 2002 and 2001 was $16.77 and $10.52 per share, respectively.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

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

      The Company continues to apply APB 25 to its stock-based compensation awards to employees. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share for the years ended June 30, 2003, 2002 and 2001 would have been increased by approximately $5,054,000, $10,880,000 and $4,018,000 and $.23, $.50 and $.21 per share, respectively. The fair value of the options granted during 2003, 2002 and 2001 is estimated as $3,926,000, $2,253,000 and $19,078,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2003           2002           2001
                                  ----------     ----------     ----------
Dividend Yield                      0%             0%             0%
Volatility %                      69.87%         76.53%         82.84%
Risk Free Interest Rate            2.20%          3.71%          4.48%
Expected Life                      5.11 years     5.11 years     5.10 years

Warrants
--------

      As of June 30, 2003, ECD had outstanding warrants for the purchase of 400,000 shares of Common Stock granted to General Electric pursuant to a Common Stock Warrant between General Electric and ECD entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

Other Rights to Purchase Stock
------------------------------

      Pursuant to the Stock Purchase Agreement between ECD and Texaco Inc. dated as of May 1, 2000, Texaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Texaco received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock). On October 9, 2001, the shareholders of Texaco and Chevron Corp. voted on the merger of Texaco and Chevron. The combined companies have been renamed ChevronTexaco Corporation, which holds its equity stake in ECD in TRMI Holdings, a wholly owned subsidiary of ChevronTexaco.

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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements


NOTE H - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

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

NOTE I - Net Loss Per Share
---------------------------

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted earnings per share for the years ended June 30 are computed as follows:

                                         2003           2002           2001
                                     ------------   ------------   ------------

Weighted average number of shares
outstanding                            21,900,416      21,659,933    19,348,954

Net loss before cumulative effect
 of change in accounting principle   $(38,413,719)   $(20,888,034)  $(5,121,838)

Cumulative effect of change in
 accounting principle                   2,215,560          -             -

Net loss                             $(36,198,159)   $(20,888,034)  $(5,121,838)

BASIC NET LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                $      (1.75)   $       (.96)   $     (.26)
                                     =============   =============   ===========
BASIC NET LOSS PER SHARE             $      (1.65)   $       (.96)   $     (.26)
                                     =============   =============   ===========

Weighted average number of shares
outstanding                            21,900,416      21,659,933    19,348,954

Weighted average shares for dilutive
securities                                 -              -              -

Average number of shares outstanding
 and potential dilutive shares         21,900,416      21,659,933    19,348,954

Net loss before cumulative effect
 of change in accounting principle   $(38,413,719)   $(20,888,034)  $(5,121,838)

Cumulative effect of change in
 accounting principle                   2,215,560         -              -

Net loss                             $(36,198,159)   $(20,888,034)  $(5,121,838)

DILUTED NET LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                $      (1.75)   $       (.96)   $     (.26)
                                     =============   =============   ===========
DILUTED NET LOSS PER SHARE           $      (1.65)   $       (.96)   $     (.26)
                                     =============   =============   ===========

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE I - Net Loss Per Share (Continued)
---------------------------------------

      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (favorable adjustment) for both the basic and diluted net loss per share for the year ended June 30, 2003.

      Due to the Company's net losses, the 2003, 2002 and 2001 weighted average shares of potential dilutive securities of 8,406, 532,151 and 1,872,516, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 2,700,473, 62,799 and 0, respectively, were excluded from the 2003, 2002 and 2001 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

NOTE J - Federal Taxes on Income
--------------------------------

      At June 30, 2003 and 2002, the Company has approximately $88,932,000 and $78,763,000, respectively, of net deferred tax assets, consisting primarily of $63,908,000 and $58,540,000, respectively, due to net operating loss carryforwards, and $487,000 and $487,000, respectively, due to tax credit carryforwards and at June 30, 2003, $24,537,000 in temporary differences, including $18,360,000 due to a basis difference in the Company's investments in the Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems joint ventures. However, a valuation reserve of $88,932,000 is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carryforwards and tax credit carryforwards.

      The Company's valuation reserve was increased by $10,169,000 in 2003, $6,528,000 in 2002 and $1,531,000 in 2001 for the impact of the 2003, 2002 and
2001 net operating losses, temporary differences and the expiration of tax carryforwards. The increases in 2003 and 2002 are mainly the result of the Company's net operating losses. The Company's utilization of United Solar Ovonic's net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue code.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE J - Federal Taxes on Income (Continued)
--------------------------------------------

      At June 30, 2003, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:


                                        Net Tax Operating     R&D Credit
                                        Loss Carryforward     Carryforward
                                        -----------------     -------------

          2004                             $  4,245,000
          2005                                5,307,000
          2006                               14,651,000
          2007                               10,548,000       $   276,000
          2008                                9,302,000            41,000
          2009                               11,923,000            30,000
          2010                                9,313,000            15,000
          2011                                6,854,000            40,000
          2012                               26,121,000            14,000
          2013                               12,447,000            29,000
          2014                                7,219,000            42,000
          2015                                   -                   -
          2016                                   -                   -
          2017                                   -                   -
          2018                                6,825,000              -
          2019                                  993,000              -
          2020                               10,170,000              -
          2021                                   -                   -
          2022                               23,002,000              -
          2023                               29,042,000              -
                                           ------------       -----------
                Total                      $187,962,000       $   487,000
                                           ============       ===========


NOTE K - Related Party Transactions
-----------------------------------

      For the three years ended June 30, 2003, 2002 and 2001, ECD incurred expenses of $97,301, $72,038 and $45,656, respectively, for services rendered by its directors.

      For related party transactions involving United Solar Ovonic LLC, Ovonic Media, Ovonyx, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems, Texaco Ovonic Battery Systems, ITS Innovative Transportation Systems and Sovlux see Note D.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE L - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar Ovonic, and the parent company, ECD. Ovonic Battery is involved in developing and commercializing battery technology. United Solar Ovonic is involved in manufacturing, developing and commercializing photovoltaic technology. ECD is involved in microelectronics, fuel cells and hydrogen storage technologies, machine building and photovoltaics. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segments were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                (in thousands)

                                             Ovonic                   Consolidating
                                    ECD      Battery    United Solar      Entries    Consolidated
                                ----------  ----------  ------------  -------------  ------------
Revenues
     Year ended June 30,  2003  $ 27,062    $28,826     $ 14,890      $  (5,599)     $ 65,179
     Year ended June 30, 2002     61,636     48,529        7,157        (25,612)       91,710
     Year ended June 30, 2001     48,218     34,374        7,674        (18,862)       71,404

 Interest Income
     Year ended June 30, 2003   $  3,518    $  -        $     67      $     (24)     $  3,561
     Year ended June 30, 2002      4,439       -             288           -            4,727
     Year ended June 30, 2001      5,816       -              48           -            5,864

 Interest Expense*
     Year ended June 30, 2003   $     61    $    83     $    818      $     (81)     $    881
     Year ended June 30, 2002         51        375          484           -              910
     Year ended June 30, 2001         12        220          569           -              801

 Operating Income (Loss)
     Year ended June 30, 2003   $(20,745)   $(9,998)     $(6,355)     $   3,821      $(33,277)
     Year ended June 30, 2002    (17,560)    (6,460)      (4,539)         6,326       (22,233)
     Year ended June 30, 2001       (285)    (7,627)      (2,742)           587       (10,067)

 Equity in Losses and Writedown
   of Joint Ventures
     Year ended June 30, 2003   $ (5,692)   $  -        $ (6,103)     $    -         $(11,795)
     Year ended June 30, 2002       (714)      -          (3,472)           528        (3,658)
     Year ended June 30, 2001        (49)      -          (2,434)           486        (1,997)



                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE L - Business Segments (Continued)
--------------------------------------


                                             Ovonic                   Consolidating
                                    ECD      Battery    United Solar      Entries    Consolidated
                                ----------  ----------  ------------  -------------  ------------

 Depreciation Expense
     Year ended June 30, 2003    $  1,784     $  1,136    $  2,577      $  (1,541)      $  3,956
     Year ended June 30, 2002       1,008        1,146       1,750         (1,631)         2,273
     Year ended June 30, 2001         825        1,442       1,720         (1,685)         2,302

 Capital Expenditures
     Year ended June 30, 2003    $  4,220     $    783    $    132      $    -          $  5,135
     Year ended June 30, 2002       7,340          172         155           -             7,667
     Year ended June 30, 2001       1,349          106         786           -             2,241

 Investments in Equity
   Method Investees
     Year ended June 30, 2003    $    594     $   -       $   -         $    -          $    594
     Year ended June 30, 2002       3,286         -         27,270           -            30,556
     Year ended June 30, 2001        -            -         23,450           -            23,450

 Identifiable Assets
     Year ended June 30, 2003    $141,199     $ 10,916    $142,036      $(140,456)      $153,695
     Year ended June 30, 2002     171,018       13,588      25,819        (18,306)       192,119
     Year ended June 30, 2001     127,462       27,106      38,909        (27,372)       166,105

----------------------------

    * Excludes intercompany interest.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements


NOTE M - Quarterly Financial Data (Unaudited)
---------------------------------------------
(In thousands)

                                      First       Second      Third       Fourth      Total
                                      Quarter     Quarter     Quarter     Quarter     Year
                                      ---------   ---------   ---------   ---------   ---------
Year Ended June 30, 2003
   Revenues                           $ 15,855    $ 18,478    $ 13,595    $ 17,251    $ 65,179
   Operating loss                     $ (6,388)   $ (4,036)   $ (9,347)   $(13,506)   $(33,277)

Net loss before cumulative effect of
  change in accounting principle      $ (5,652)   $ (5,779)   $ (9,076)   $(17,907)   $(38,414)

Cumulative effect of change in
  accounting principle                $  2,216    $   -       $   -       $   -       $  2,216

Net loss                              $ (3,436)   $ (5,779)   $ (9,076)   $(17,907)   $(36,198)

Basic net loss per share before
  cumulative effect of change in
  accounting principle                $  (.26)    $  (.26)    $  (.41)    $  (.82)    $ (1.75)

Basic net income per share for
  cumulative effect of change in
  accounting principle                $   .10     $   -       $   -       $   -       $   .10

Basic net loss per share              $  (.16)    $  (.26)    $  (.41)    $  (.82)    $ (1.65)

Diluted net loss per share before
  cumulative effect of change in
  accounting principle                $  (.26)    $  (.26)    $  (.41)    $  (.82)    $ (1.75)

Diluted net income per share for
  cumulative effect of change in
  accounting principle                $   .10     $   -       $   -       $   -       $   .10

Diluted net loss per share            $  (.16)    $  (.26)    $  (.41)    $  (.82)    $ (1.65)

Year Ended June 30, 2002
   Revenues                           $ 22,459    $ 26,745    $ 24,490    $ 18,016    $ 91,710
   Operating income (loss)            $ (3,897)   $ (5,002)   $ (5,737)   $ (7,597)   $(22,233)
   Net income (loss)                  $ (2,765)   $ (4,317)   $ (5,015)   $ (8,791)   $(20,888)
   Basic earnings per share           $  (.13)    $  (.20)    $  (.23)    $  (.40)    $  (.96)
   Diluted earnings per share         $  (.13)    $  (.20)    $  (.23)    $  (.40)    $  (.96)

                                      106

Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure
----------------------------------------------------------------------------
      Not applicable.


Item 9A: Controls and Procedures
--------------------------------

      As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, with the exception of the items listed below, the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Annual Report on Form 10-K for the year ended June 30, 2003.

      In reviewing the Company's internal controls, it was identified that the policies and procedures regarding employee conduct and acceptable business practices, including expense reporting and personal use of Company assets, were not well-documented and did not adequately communicate the Company's expectations regarding these matters. The Company has recently appointed a Director of Risk Management and Internal Audit who is responsible for leading the assessment of the Company's internal controls and recommending any required changes. Additionally, the Company intends to retain outside professional advisors to assist in the evaluation of existing disclosure controls and procedures and provide recommendations for improvement.

      Recent filings of the Company's Annual Reports on Form 10-K have been filed in a timely manner. However, the Company was not able to meet the filing deadline for this Form 10-K because it lacked the resources to address the financial reporting related to significant and complex business transactions entered into in fiscal year 2003. The Company intends to evaluate its resources and make appropriate changes to provide sufficient resources and time to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

      Our independent auditors have advised the Company that the above matters represent reportable conditions.

      Since the date of the evaluation, there have been no significant changes to the Company's disclosure controls and procedures or significant changes in other factors that could affect the Company's disclosure controls and procedures. However, as noted above, the Company has taken, and is continuing to take, certain actions designed to enhance its disclosure controls and procedures.
                                      107

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

      The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:

                            Director
                             of the
                            Company                             Principal Occupation and
          Name               Since        Office                  Business Experience
------------------------    --------    -----------    ------------------------------------------

Stanford R. Ovshinsky        1960       President,     Mr. Ovshinsky, 80, the founder, Chief
                                        Chief          Executive Officer and President of ECD,
                                        Executive      has been an executive officer and
                                        Officer and    director of ECD since its inception in
                                        Director       1960.  Mr. Ovshinsky is the principal
                                                       inventor of ECD's technologies. He also
                                                       serves as the chief executive officer and
                                                       a director of Ovonic Battery; chief
                                                       executive officer and chairman of United
                                                       Solar Ovonic Corp. and United Solar Ovonic
                                                       LLC; president of Ovonic Fuel Cell
                                                       Company; president and member of the
                                                       Management Committees of Texaco Ovonic
                                                       Hydrogen Systems; a member of the
                                                       Management Committee of Texaco Ovonic
                                                       Battery Systems; chairman and director
                                                       of Ovonyx; a member of the Alliance Board
                                                       of Ovonic Media; and co-chairman of the
                                                       board of directors of Sovlux.  Mr. Ovshinsky
                                                       is the husband of Dr. Iris M. Ovshinsky.

Iris M. Ovshinsky            1960       Vice           Dr. Ovshinsky, 76, co-founder and Vice
                                        President      President of ECD, has been an executive
                                        and Director   officer and director of ECD since its
                                                       inception in 1960.  Dr. Ovshinsky also
                                                       serves as a director of Ovonic Battery.
                                                       Dr. Ovshinsky is the wife of Stanford R.
                                                       Ovshinsky.

Robert C. Stempel            1995       Chairman of    Mr. Stempel, 70, is Chairman of the
                                        the Board      Board and Executive Director of ECD.
                                        and            Prior to his election as a director in
                                        Executive      December 1995, Mr. Stempel served as
                                        Director       senior business and technical advisor
                                                       to Mr. Ovshinsky. He is also the chairman
                                                       of Ovonic Battery; a director of United
                                                       Solar Ovonic Corp. and United Solar
                                                       Ovonic LLC; vice chairman and director
                                                       of Ovonyx; a member of the Management
                                                       Committee of Texaco Ovonic Hydrogen
                                                       Systems and Texaco Ovonic Battery
                                                       Systems and a member of the Alliance
                                                       Board of Ovonic Media. From 1990 until
                                                       his retirement in 1992, he was the
                                                       chairman and chief executive officer
                                                       of General Motors Corporation; prior
                                                       to serving as chairman, he was GM's
                                                       president since 1987. He is a director
                                                       of Southwall Technologies, Inc. and
                                                       serves as chairman of its Audit Committee.




Nancy M. Bacon               1977       Senior Vice    Mrs. Bacon, 57, Senior Vice President,
                                        President      joined ECD in 1976 as its Vice
                                        and Director   President of Finance and Treasurer.
                                                       Mrs. Bacon also serves as a director
                                                       of United Solar Ovonic Corp., United
                                                       Solar Ovonic LLC and Sovlux.

Umberto Colombo              1995       Director       Professor Colombo, 75, is Chairman of
                                                       the Scientific Councils of the ENI
                                                       Enrico Mattei Foundation and of the
                                                       Instituto Per l'Ambiente in Italy. He
                                                       was chairman of the Italian National
                                                       Agency for New Technology, Energy and
                                                       the Environment until 1993 and then
                                                       served as Minister of Universities and
                                                       Scientific and Technological Research
                                                       in the Italian Government until 1994.
                                                       Professor Colombo is a member of the
                                                       board of directors of several Italian-
                                                       based public companies. He is also
                                                       active as a consultant in international
                                                       science and technology policy institutions
                                                       related to economic growth.

Walter J. McCarthy, Jr.      1995       Director       Mr. McCarthy, 78, until his retirement
                                                       in 1990, was the chairman and chief
                                                       executive officer of Detroit Edison
                                                       Company.  Prior to his election to the
                                                       ECD Board, he served as a consultant to
                                                       ECD.  Mr. McCarthy also served as a
                                                       director and a member of the Audit
                                                       Committee of Comerica Bank, Federal-Mogul
                                                       Corporation and Perry Drug Company.
                                                       He is a member of the National Academy of
                                                       Engineering.  Mr. McCarthy serves as
                                                       chairman of the Compensation and
                                                       Nominating Committee and is on the Audit
                                                       Committee of the ECD Board.






Florence I. Metz             1995       Director       Dr. Metz, 74, until her retirement in 1996,
                                                       held various executive positions with Inland
                                                       Steel: General Manager, New Ventures, Inland
                                                       Steel Company (1989-1991); General Manager,
                                                       New Ventures, Inland Steel Industries
                                                       (1991-1992) and Advanced Graphite Technologies
                                                       (1992-1993); Program Manager for Business and
                                                       Strategic Planning at Inland Steel (1993-1996).
                                                       Dr. Metz also serves on the Board of Directors
                                                       of Ovonic Battery and is on the Audit Committee
                                                       and the Compensation and Nominating Committee
                                                       of the ECD Board.

James R. Metzger             2000       Chief          Mr. Metzger, 56, Chief Operating Officer
                                        Operating      and Vice Chairman, was Executive Vice
                                        Officer and    President of Administration at Mercy
                                        Vice           College in Dobbs Ferry, New York from
                                        Chairman of    March 2002 - October 2003.  Prior to
                                        the Board      his retirement from ChevronTexaco on
                                                       March 1, 2002 following the merger of
                                                       Chevron and Texaco on October 9, 2001, he
                                                       was Vice President and Chief Technology
                                                       Officer at Texaco Inc. Mr. Metzger's
                                                       responsibilities at Texaco included all
                                                       aspects of technology, corporate planning
                                                       and economics, safety, health and environment,
                                                       corporate services and purchasing. He was a
                                                       member of the Diversity Council, chaired the
                                                       Corporate Technology Council and served on
                                                       Texaco's Executive Council, the company's
                                                       senior management committee.

Stanley K. Stynes            1977       Director       Dr. Stynes, 71, was Dean, College of
                                                       Engineering at Wayne State University from
                                                       1970 to August 1985, and a professor of
                                                       engineering at Wayne State University from
                                                       1985 until his retirement in 1992.  He has
                                                       been involved in various administrative,
                                                       teaching, research and related activities.
                                                       Dr. Stynes serves as chairman of the Audit
                                                       Committee of the ECD Board.

      Until their departures from the Board of Directors in September 2003, the following persons served on ECD's Board of Directors since the year indicated:
Hellmut Fritzsche, 1969; Subhash K. Dhar, 1999; Donald L. Paul, 2001; and Greg
M. Vesey, 2001.


                           COMPENSATION OF DIRECTORS

      Officers of ECD who serve on ECD's Board do not receive compensation for their services as a director. The other directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year and are paid $1,000 for attendance at each Board meeting and each Compensation and Nominating Committee meeting (in person or via telephone conference call). Directors serving on the Audit Committee are paid $2,000 for attendance (in person or via telephone conference call) at each meeting. Directors who are not employed by the Company are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel. On November 8, 2002, Messrs. Colombo, McCarthy and Stynes and Dr. Metz each received options to purchase 5,000 shares of ECD Common Stock at $10.40 per share under the terms of ECD's 2000 Non-Qualified Stock Option Plan. Messrs. Paul and Vesey had waived any entitlement to compensation for serving as directors of ECD.

      The executive officers of ECD are as follows:


                                                                  Served as an
                                                                   Executive
                                                                   Officer or
        Name              Age                Office              Director Since
--------------------    -------    --------------------------    --------------
Stanford R. Ovshinsky     80       President, Chief                 1960(1)
                                   Executive Officer and
                                   Director

Iris M. Ovshinsky         76       Vice President and               1960(1)
                                   Director

Robert C. Stempel         70       Executive Director and           1995
                                   Chairman of the Board

James R. Metzger          56       Chief Operating Officer          2002
                                   and Vice Chairman of
                                   the Board

Nancy M. Bacon            57       Senior Vice President            1976
                                   and Director

Hellmut Fritzsche         76       Vice President                   1969

Subhash K. Dhar           52       President and Chief              1986
                                   Operating Officer of
                                   Ovonic Battery

Jeffrey P. Harvey         47       Senior Vice President,           2002
                                   Marketing

Stephan W. Zumsteg        57       Vice President and               1997
                                   Chief Financial Officer

---------------------
(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


    See pages 107-109 for information relating to Stanford R. Ovshinsky, Iris M. Ovshinsky, Robert C. Stempel, James R. Metzger and Nancy M. Bacon.

      Subhash K. Dhar joined ECD in 1981 and has held various positions with Ovonic Battery since its inception in 1982. He has served as Chief Operating Officer of Ovonic Battery since 1986 and President since 1987. He serves as the Chief Operating Officer of Ovonic Fuel Cell Company LLC, a wholly owned subsidiary of ECD.

      Dr. Hellmut Fritzsche was a professor of physics at the University of Chicago from 1957 until his retirement in 1996. He was chairman of the Department of Physics at the University of Chicago until 1986. Dr. Fritzsche has been a vice president of ECD since 1965, acting on a part-time basis, chiefly in ECD's research and product development activities. He serves on the board of directors of United Solar Ovonic Corp.

      Jeffrey P. Harvey joined ECD in May 2002. Prior to joining ECD, he was director of product development at Chevron Energy Solutions LP. He has over 20 years of energy engineering experience and was previously director of engineering at PG&E Energy Services.

      Stephan W. Zumsteg joined ECD in March 1997. He was elected Treasurer in April 1997 and Vice President and Chief Financial Officer in February 2001. Mr. Zumsteg also serves as Treasurer of Ovonic Battery, Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems.


                      COMPLIANCE WITH SECTION 16(A) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to the Company's directors, officers and greater than 10% beneficial owners were met on a timely basis.

Item 11:   Executive Compensation
--------   ----------------------

      The following table sets forth the compensation paid to ECD's Chief Executive Officer and the next four most highly compensated executive officers for the fiscal years ended June 30, 2003, 2002 and 2001.


                                      SUMMARY COMPENSATION TABLE

                                      Annual                                 Long-Term
                                   Compensation                             Compensation
                        ----------------------------------     --------------------------------------
                                                                                              All
                                                               Restricted     Options        Other
Name and Principal      Fiscal                                   Stock        (Number       Compen-
Position                Year(1)    Salary(2)       Bonus         Award       of Shares)    sation(3)
-----------------       -------    ----------    ----------    ----------    ----------    ----------
Stanford R. Ovshinsky,   2003       $367,668                                   40,000      $10,781
President and Chief      2002       $349,713       $24,076                     44,530(4)   $12,362
Executive Officer        2001       $334,408                                  118,239(5)   $10,361

Iris M. Ovshinsky,       2003       $314,727                                   25,000      $13,562
Vice President           2002       $299,730                                   29,687(4)   $12,362
                         2001       $284,636                                   82,160(5)   $10,361

Robert C. Stempel,       2003       $300,019                                   40,000      $ 4,191
Chairman and             2002       $294,247                                   25,000      $ 4,191
Executive                2001       $270,004                                  100,000      $ 4,191
Director(6)

Nancy M. Bacon,          2003       $289,441                                   30,000      $10,322
Senior Vice              2002       $275,017                                   12,000      $ 8,942
President                2001       $264,243                                   60,000      $ 6,041

Subhash K. Dhar,         2003       $280,779                                   25,000      $ 9,407
President and Chief      2002       $274,241                                   10,000      $ 8,111
Operating Officer,       2001       $247,703                                   50,000      $ 5,528
Ovonic Battery

---------------------

(1) ECD's fiscal year is July 1 to June 30. ECD's 2003 fiscal year ended June 30, 2003.

(2)  Amounts shown include compensation deferred under ECD's 401(k) Plan.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of Mr. Ovshinsky, Dr. Ovshinsky, Mrs. Bacon and Mr. Dhar under ECD's 401(k) Plan in the amount of $8,000, $6,800 and $4,800 with respect to calendar year ended December 31, 2002, 2001 and 2000; and
     (ii) the dollar value of any life insurance premiums paid by ECD in the fiscal years ended June 30, 2003 and 2002 and calendar year ended December 31, 2000 with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Ovshinsky $2,781, $5,562 and $5,561; Dr. Ovshinsky $5,562, $5,562 and $5,561; Mr. Stempel $4,191 (all three years); Mrs. Bacon $2,322, $2,142 and $1,241; Mr. Dhar $1,407, $1,311 and
     $728. Under the 401(k) Plan, which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants. Effective October 2000, the Board of Directors approved employer matching contribution in the amount of 100% of the first 2% and 50% of the next 4% of each such participant's contributions. These matching contributions were limited to 4% of a participant's salary, up to $200,000, for calendar year 2002, 4% of salary, up to $170,000, for calendar year 2001 and 3% of salary, up to $160,000, for calendar year 2000. Mr. Stempel does not participate in the Company's 401(k) plan.

(4) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercise of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note H of the Notes to Consolidated Financial Statements - Stock Option Plans, Warrants and Other Rights to Purchase Stock.)

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

                       OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2003.


                                                                              Potential Realizable Value at
                                                                                 Assumed Annual Rates of
                                                                              Stock Price Appreciation for
                                        Individual Grants                             Option Term(1)
                       ---------------------------------------------------    -----------------------------
                       Number of     Percent of
                       Securities      Total
                       Underlying     Options         Exercise
                        Options       Granted         of Base
                        Granted      to Employees      Price    Expiration
        Name              (#)       in Fiscal Year    ($/Sh)       Date            5%             10%
--------------------   ----------   --------------   --------   ----------    ------------   -------------
Stanford R. Ovshinsky    40,000         6.27%         $10.40     11/08/12       $261,620       $662,997

Robert C. Stempel        40,000         6.27%         $10.40     11/08/12       $261,620       $662,997

Nancy M. Bacon           30,000         4.70%         $10.40     11/08/12       $196,215       $497,248

Iris M. Ovshinsky        25,000         3.92%         $10.40     11/08/12       $163,513       $414,373

Subhash K. Dhar          25,000         3.92%         $10.40     11/08/12       $163,513       $414,373

---------------------
(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of ECD's stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

      None of the named executives exercised any stock options during the fiscal year ended June 30, 2003. The following table sets forth the number and value of unexercised options held by the named executive officers at fiscal year end.


                            Shares                      Number of Securities         Value of Unexercised
                           Acquired       Value        Underlying Unexercised        in-the-Money Options
                          on Exercise    Realized    Options at Fiscal Year End       at Fiscal Year End
         Name                 (#)          ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------    -----------    --------    --------------------------    -------------------------
Robert C. Stempel(1)           _            _             656,500/87,500                    $0/$0

Stanford R. Ovshinsky(2)       _            _             656,456/80,000                    $0/$0

Iris M. Ovshinsky(3)           _            _             447,138/53,000                    $0/$0

Nancy M. Bacon(4)              _            _             194,600/57,600                    $0/$0

Subhash K. Dhar(5)             _            _              81,040/48,000                    $0/$0

-----------------

(1) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $14.09 and $17.10 per share, respectively.

(2) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $14.61 and $16.51 per share, respectively.

(3) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $14.70 and $16.90 per share, respectively.

(4) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $15.42 and $16.30 per share, respectively.

(5) Mr. Dhar's exercisable and unexercisable options are exercisable at a weighted average price of $19.50 and $16.30 per share, respectively.

                           EMPLOYMENT AGREEMENTS

      On September 2, 1993, Stanford R. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to define clearly his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Board of Directors of ECD and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases and an annual bonus equal to 1% of pre-tax income of ECD (excluding Ovonic Battery) and 1% of the operating income of Ovonic Battery. Mr. Ovshinsky's annual salary increases are determined based upon increases in the cost of living as determined by the Compensation Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit-metropolitan area published by the Bureau of Labor Statistics. In recognition and acknowledgement of Mr. Ovshinsky's invaluable contributions, the Compensation Committee determined that Mr. Ovshinsky's salary increase in fiscal years 2003, 2002 and 2001 should be above the nominal cost-of-living increase.

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

      On January 15, 1999, ECD entered into an Executive Employment Agreement with Mr. Stempel and a Restricted Stock Agreement awarding Mr. Stempel 430,000 shares of Class B Common Stock. See Class B Common Stock under Item 12:
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters on page 125. The Executive Employment Agreement provides that Mr. Stempel will serve as the Executive Director of ECD for a term ending September 30, 2005. During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined from time to time. The Executive Employment Agreement also provides for discretionary bonuses based on Mr. Stempel's individual performance and the financial performance of ECD. The Executive Employment Agreement also requires ECD to provide Mr. Stempel with non-wage benefits of the type provided generally by ECD to its senior executive officers.

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

                 COMPENSATION AND NOMINATING COMMITTEE REPORT

      Effective July 17, 2003, ECD management recommended and the Board of Directors approved the restructuring of the Compensation Committee to include the functions of a nominating committee and renaming it the Compensation and Nominating Committee. The Compensation and Nominating Committee is composed of Mr. McCarthy (Chairman) and Dr. Metz, both independent outside directors. Neither of the Compensation and Nominating Committee members is or was during the last fiscal year an officer or employee of ECD or any of its subsidiaries, or had any business relationship with ECD or any of its subsidiaries.

      The Compensation and Nominating Committee is responsible for administering the policies which govern both annual compensation of executive officers and ECD's stock option plans. The Compensation and Nominating Committee meets several times during the year to review recommendations from management regarding stock options and compensation. Compensation and stock option recommendations are based upon performance, current compensation, stock option ownership, and years of service to ECD. ECD does not have a formal bonus program for executives, although it has awarded bonuses to its executives from time to time.

      The Compensation and Nominating Committee assists in identifying and recommending qualified individuals for the Board and proposes a slate of nominees for election at the annual meeting of stockholders.

Compensation of Executive Officers

      The Compensation and Nominating Committee considers ECD's financial position and other factors in determining the compensation of its executive officers. These factors include remaining competitive within the relevant hiring market - whether scientific, managerial or otherwise - so as to enable ECD to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of ECD's Common Stock, such as by a granting of stock option or similar equity-based compensation, to instill ownership thinking and align the employees' and stockholders' objectives. ECD has been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

Salary and Bonus
----------------

      Salary is paid for ongoing performance. During ECD's fiscal year 2003, the Compensation and Nominating Committee determined that ECD had achieved several important scientific and business milestones. The Committee also concluded that the achievement of these milestones had not yet been fully reflected in ECD's financial results. However, the Compensation and Nominating Committee determined that it was advisable to raise executive base salaries. ECD does not have a formal bonus program for executives. There were no bonuses awarded to ECD executives for the fiscal year ended June 30, 2003.

      In light of the ECD's cost-containment initiatives, the salaries of senior executives were reduced by 10 percent effective September 1, 2003.

Stock Options
-------------

      The Compensation and Nominating Committee considers stock options to be an extremely effective incentive for executive officers and other employees. Such options also encourage executives to remain with ECD because they vest over a period of years. During fiscal year 2003, the Compensation and Nominating Committee approved the grant of stock options to senior executives. The number of stock options granted to our five most highly paid executive officers is shown in the table on page 114.

      Employees of ECD and its majority-owned subsidiaries also participate in the broad-based stock option program.

Chief Executive Officer Compensation

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by ECD and by Ovonic Battery, was to define clearly Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Employment Agreements." Mr. Ovshinsky's compensation for fiscal year 2003 was determined in accordance with his Employment Agreements with ECD and Ovonic Battery and included a discretionary increase above the nominal cost-of-living increase. Mr. Ovshinsky did not receive a bonus during fiscal year 2003.

                                COMPENSATION AND NOMINATING COMMITTEE
                                Walter J. McCarthy, Jr.
                                Florence I. Metz

                               PERFORMANCE GRAPH

      The line graph below compares the cumulative total stockholder return on ECD's Common Stock over a five-year period with the return on the NASDAQ Stock Market - U.S. Index and the Russell 2000 Index.


                                                                  Cumulative Total Return
                                         -------------------------------------------------------------------
                                            6/98       6/99       6/00       6/01       6/02       6/03
     ENERGY CONVERSION DEVICES, INC.        100.00     102.58     261.94     289.03     161.96      97.03
     NASDAQ STOCK MARKET (U.S.)             100.00     143.67     212.43     115.46      78.65      87.33
     RUSSELL 2000                           100.00     101.50     116.04     116.80     106.67     104.92



      The total return with respect to NASDAQ Stock Market - U.S. Index and the Russell 2000 Index assumes that $100 was invested on June 30, 1998, including reinvestment of dividends.

      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      The Report of the Compensation and Nominating Committee on Executive Compensation and the Performance Graph are not deemed to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

                             AUDIT COMMITTEE REPORT

      The Audit Committee is comprised of three outside directors, all of whom presently are independent under the rules of the Nasdaq Stock Market, Inc.

      In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company. During fiscal year 2003, the Audit Committee met six times with management and the independent auditors, Deloitte & Touche LLP (Deloitte) and discussed the interim financial information contained in each quarterly earnings report prior to public release.

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

      The Audit Committee reviewed with management and Deloitte the audited financial statements of the Company as of and for the fiscal year ended June 30, 2003. Management has the responsibility for the preparation of the Company's financial statements and Deloitte has the responsibility for the examination of those statements.

      Based on the above-mentioned reviews and discussions with management and Deloitte, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, for filing with the Securities and Exchange Commission.

                                   AUDIT FEES

      The aggregate fees billed or expected to be billed to the Company for the fiscal year ended June 30, 2003 by the Company's principal accounting firm, Deloitte & Touche LLP, are as follows:


  Audit Fees ...........................................         $ 603,000
  Financial Information Systems Design and Implementation Fees       -0-
  All Other Fees........................................           127,000
                                                                 ----------
         Total........................................           $ 730,000
                                                                 ==========


      The Audit Committee, based on its reviews and discussions with management and Deloitte noted above, determined that the provision of All Other Fees by Deloitte was compatible with maintaining Deloitte's independence.

                                       AUDIT COMMITTEE
                                       Stanley K. Stynes, Chairman
                                       Walter J. McCarthy Jr.
                                       Florence I. Metz

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------   ------------------------------------------------------------------

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding grants under all equity compensation plans of ECD as of June 30, 2003.


                                                                               Number of securities
                                                                              remaining available for
                                    Number of secu-                             future issuance under
                                  rities to be issued    Weighted-average     equity compensation plans
                                   upon exercise of      exercise price of      (excluding securities
         Plan category            outstanding options   outstanding options    reflected in 1st column)
-------------------------------   -------------------   -------------------   --------------------------
Equity compensation plans
approved by security holders(1)      3,167,123                $17.66                  1,146,605

Equity compensation plans
not approved by security holders       959,749(2)(3)          $13.55                   (2)(3)

Total                                4,126,872                $16.70                  1,146,605

-----------------

(1) These plans consist of: (i) the 1987 Stock Option and Incentive Plan, (ii) the 1995 Non-Qualified Stock Option Plan and (iii) the 2000 Non-Qualified Stock Option Plan.

(2) Of the 959,749 shares issuable upon exercise, options to acquire 659,749 shares (adjusted as of June 30, 2003) were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercise of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest in ECD as of November 1993 is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of ECD's fiscal quarters and coincident with significant issuances of ECD Common Stock.

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

      As of October 3, 2003, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock (Sanoh Shares) owned by Sanoh Industrial Co., Ltd. (Sanoh) under the terms of an agreement dated as of November 3, 1992 between ECD and Sanoh which, together with the Class A Common Stock and 19,749 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 20.68% of the combined voting power of ECD's outstanding stock.

      The following table sets forth, as of October 3, 2003, information concerning the beneficial ownership of Class A Common Stock by each director and all executive officers and directors of ECD as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.


                                   Class A
     Name of                     Common Stock         Total Number of Shares
Beneficial Owner           Beneficially Owned(1)(2)     Beneficially Owned     Percentage of Class
------------------------   ------------------------   ----------------------   -------------------
Stanford R. Ovshinsky           153,420                  153,420                    69.8%

Iris M. Ovshinsky                65,601                   65,601                    29.8%

All other executive
officers and directors as
a group (11 persons)               --                      --                        --
                               ---------                ---------                 ---------
Total                           219,021                  219,021                    99.6%
                               =========                =========                 =========

-----------------

(1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

(2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated in the above table, but are included in the shares of Common Stock beneficially owned by Mr. and Dr. Ovshinsky (see table of beneficial ownership of Common Stock on page 126).

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

      The Class B Common Stock are convertible into Common Stock on a share-for-share basis at any time at the option of the holder. In addition, the Class B Common Stock will be deemed to be converted into Common Stock on September 30, 2005. Under applicable Delaware law, the September 30, 2005 mandatory conversion date may be extended in the future from time to time with the approval of ECD stockholders voting together as a single class.

                                  COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of October 3, 2003, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.


                                         Amount and Nature of      Percentage
      Name of Beneficial Owner          Beneficial Ownership(1)    of Class(2)
------------------------------------    -----------------------    -----------

Robert C. Stempel                           1,147,904  (3)           5.14%
Stanford R. Ovshinsky                         948,616  (4)           4.30%
Iris M. Ovshinsky                             520,248  (5)           2.39%
Nancy M. Bacon                                219,615  (6)           1.02%
Subhash K. Dhar                                82,540  (7)             *
Hellmut Fritzsche                              24,250  (8)             *
Stephan W.  Zumsteg                            21,800  (9)             *
Walter J. McCarthy, Jr.                        17,173 (10)             *
Stanley K. Stynes                              16,054 (11)             *
Florence I. Metz                               13,870 (12)             *
Umberto Colombo                                12,137 (13)             *
James R.  Metzger                               6,974 (14)             *
Jeffrey P. Harvey                               4,058 (15)             *
All executive officers and directors
  as a group (13 persons)                   3,035,239               12.65%
                                            =========               ======
-----------------
   *    Less than 1%.

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

  (3) Includes 430,000 shares of Class B Common Stock and 656,500 shares represented by options exercisable within 60 days.

  (4) Includes 656,456 shares (adjusted as of June 30, 2003) represented by options exercisable within 60 days, the 126,500 Sanoh Shares over which Mr. Ovshinsky has voting power and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Iris M. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

  (5) Includes 447,138 shares (adjusted as of June 30, 2003) represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Stanford R. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

  (6) Includes 194,600 shares represented by options exercisable within 60 days.

  (7) Includes 81,040 shares represented by options exercisable within 60 days.

  (8) Includes 14,388 shares represented by options exercisable within 60 days.

  (9) Includes 19,800 shares represented by options exercisable within 60 days.

  (10) Includes 3,000 shares represented by options exercisable within 60 days.

  (11) Includes 3,000 shares represented by options exercisable within 60 days.

  (12) Includes 6,000 shares represented by options exercisable within 60 days.

  (13) Includes 8,000 shares represented by options exercisable within 60 days.

  (14) Includes 4,000 shares represented by options exercisable within 60 days.

  (15) Includes 4,000 shares represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of October 3, 2003, to the knowledge of ECD, the beneficial holders of more than 5% of ECD's Common Stock (see footnotes for calculation used to determine "percentage of class" category):

       Name and Address of            Amount and Nature of    Percentage
        Beneficial Holder             Beneficial Ownership    of Class(1)
----------------------------------    --------------------    -----------

 TRMI Holdings Inc.                       4,376,633(2)          19.98%
 (a unit of ChevronTexaco)
 6001 Bollinger Canyon Road
 San Ramon, CA 94583

 Stanford R. and Iris M. Ovshinsky
 2956 Waterview Drive
 Rochester Hills, Michigan 48309          1,468,864(3)           6.69%(4)

 Robert C. Stempel
 2956 Waterview Drive
 Rochester Hills, Michigan 48309          1,147,904(5)           5.14%

-----------------

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

    (2) Pursuant to the Stock Purchase Agreement dated as of May 1, 2000, TRMI Holdings Inc. (TRMI), a unit of ChevronTexaco, has agreed that (i) so long as it beneficially owns an aggregate of 5% of ECD's Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, ChevronTexaco will vote its ECD Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock). ChevronTexaco's percentage of class is computed based on 21,254,607 shares of Common Stock outstanding, 219,913 shares of Class
        A Common Stock outstanding and 430,000 shares of Class B Common Stock outstanding.

    (3) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30,
        2005), 19,749 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Sanoh Shares over which Mr. Ovshinsky has voting rights and 1,103,594 (adjusted as of June 30, 2003) shares represented by options exercisable within 60 days.

    (4) Represents the sum of Mr. and Dr. Ovshinsky's respective ownership interests calculated separately.

    (5) Includes 430,000 shares of Class B Common Stock owned by Mr. Stempel (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September, 30, 2005) 61,404 shares of Common Stock and 656,500 shares represented by options exercisable within 60 days.

Item 13:   Certain Relationships and Related Transactions
--------   ----------------------------------------------

      TRMI (ChevronTexaco). Pursuant to the Stock Purchase Agreement between ECD and TRMI dated as of May 1, 2000, ChevronTexaco, through its TRMI unit, purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, ChevronTexaco received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

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

      Donald L. Paul, Vice President and Chief Technology Officer of ChevronTexaco, and Greg M. Vesey, President of ChevronTexaco Technology Ventures, served as directors of ECD from 2001 through September 2003. ChevronTexaco is entitled to designate one nominee to ECD's Board of Directors for so long as it owns more than 5% of ECD Stock and is entitled to designate two nominees or one-fifth of the number of directors on ECD's Board then serving for so long as ChevronTexaco owns 10% of ECD Stock. There presently are no ChevronTexaco designated nominees serving on ECD's Board of Directors.

      Ovonic Fuel Cell. Effective as of December 31, 2002, ECD purchased the 50% interest of TES in Texaco Ovonic Fuel Cell Company. The company is now owned 100% by ECD and has been renamed Ovonic Fuel Cell Company. Stanford R. Ovshinsky, a director of ECD, serves as president of Ovonic Fuel Cell Company and, until December 31, 2002, served as a member of the Management Committee of Texaco Ovonic Fuel Cell Company.

      Until December 31, 2002, Robert C. Stempel, a director of ECD, served on the Management Committee of Texaco Ovonic Fuel Cell Company. Greg M. Vesey, a former director of ECD, served on the Management Committee of Texaco Ovonic Fuel Cell Company until December 31, 2002.

      For the years ended June 30, 2003, 2002 and 2001, ECD recorded revenues of $4,022,000, $8,887,000 and $8,831,000, respectively, from Texaco Ovonic Fuel Cell for product development services. For the period subsequent to December 31, 2002, ECD has not recorded revenues from Ovonic Fuel Cell Company.

      Texaco Ovonic Hydrogen Systems. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Management Committee of Texaco Ovonic Hydrogen Systems. Stanford R. Ovshinsky serves as president of Texaco Ovonic Hydrogen Systems. Greg M. Vesey, a former director of ECD, is a member of the Management Committee of Texaco Ovonic Hydrogen Systems. ECD owns 50% of Texaco Ovonic Hydrogen Systems.

      For the years ended June 30, 2003, 2002 and 2001, ECD recorded revenues of $13,651,000, $18,581,000 and $11,818,000, respectively, from Texaco Ovonic
Hydrogen Systems, primarily for market development and advanced product development work.

      Texaco Ovonic Battery Systems. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD and Ovonic Battery, are members of the Management Committee of Texaco Ovonic Battery Systems. Greg M. Vesey, a former director of ECD, is a member of the Management Committee of Texaco Ovonic Battery Systems. Ovonic Battery owns 50% of Texaco Ovonic Battery Systems.

      For the year ended June 30, 2003 and 2002, Ovonic Battery recorded revenues of $12,367,000 and $16,315,000 from Texaco Ovonic Battery Systems primarily for advanced product development and market development work.

      Ovonyx. Stanford R. Ovshinsky, a director of ECD, is chairman and a director of Ovonyx. Robert C. Stempel, a director of ECD, is vice chairman and a director of Ovonyx. ECD currently owns 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $162,000, $215,000 and $382,000 for the years ended June 30, 2003, 2002 and 2001, respectively, representing services performed for its operations which commenced on January 15, 1999.

      ECD made a capital contribution of $1,000,000 to Ovonyx in the year ended June 30, 2003 in exchange for technology previously contributed by ECD to Ovonyx and an exclusive royalty-bearing license.

      Ovonic Media. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Alliance Board of Ovonic Media. ECD has a 49% interest in this joint venture.

      For the years ended June 30, 2003, 2002 and 2001, the Company had revenues of $615,000, $1,923,000 and $2,298,000, respectively, from Ovonic Media for providing product development services.

      United Solar Ovonic LLC. This entity was formed on April 11, 2000 as Bekaert ECD Solar Systems LLC. 60% of the membership interest was owned by Bekaert Corporation and the remaining 40% was and continues to be owned by United Solar Ovonic Corp. (formerly known as United Solar Systems Corp.). From April 11, 2000 to May 14, 2003, when ECD acquired Bekaert's 60% interest, the financial statements of United Solar Ovonic LLC were not included in the consolidated financial statements of ECD. Beginning May 15, 2003, ECD consolidated the financial statements of United Solar Ovonic LLC within its own financial statements.

      For the years ended June 30, 2003, 2002 and 2001, the Company recorded revenues from United Solar Ovonic LLC of $6,267,000, $10,121,000 and $9,948,000, respectively, for product sales.

      Southwall. Robert C. Stempel, a director of ECD, is a member of the Board of Directors of Southwall.

      For the years ended June 30, 2003, 2002 and 2001, the Company had revenues of $223,000, $9,000 and $30,000, respectively, from Southwall under a contract to build large-area deposition equipment. The completed equipment was shipped to Southwall in July 2000.

      Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $200,012 in salary during the year ended June 30, 2003.

      Benjamin Ovshinsky, Stanford R. Ovshinsky's son, is employed by ECD as its business representative for Western United States. He received compensation of $82,044 during the year ended June 30, 2003.

      HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of ECD. HKO Media, Inc. was paid $343,479 by ECD for its services during the fiscal year ended June 30, 2003.

                                    PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   --------------------------------------------------------------

(a) 1.   Financial Statements:
                                                                           Page
           The following is included in Part II, Item 8:                   ----

              Independent Auditors' Report.....................             56

    2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts.             137

    Other financial statements and financial statement schedules are omitted
    (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.

    3.   Exhibits (including those incorporated by reference)
                                                                       Page or
                                                                      Reference
                                                                      ---------
    3.1  Restated Certificate of Incorporation filed                    (a)
         September 29, 1967

    3.2  Certificate of Amendment to Certificate of                     (b)
         Incorporation filed February 24, 1998, increasing authorized shares of the Company's Common Stock from 15,000,000 shares to 20,000,000 shares

    3.3  Certificate of Amendment of Incorporation filed                (c)
         January 27, 2000 increasing authorized shares of the Company's Common Stock from 20,000,000 shares to 30,000,000

    3.4  Certificate of Amendment to Certificate of                     (d)
         Incorporation filed March 25, 1999 extending voting rights of the Company's Class A Common
         Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common
         Stock

    3.5  Bylaws in effect as of July 17, 1997                           (e)

    3.6  Amendment to Article VIII of the Bylaws effective              140
         as of September 18, 2003

    4.1  Agreement among the Company, Stanford R.                       (f)
         Ovshinsky and Iris M. Ovshinsky relating to the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

   10.1  Executive Employment Agreement dated as of                     (g)
         September 2, 1993 between the Company, Ovonic
         Battery Company, Inc. and Stanford R. Ovshinsky

   10.2  Executive Employment Agreement dated as of                     (h)
         September 2, 1993 between the Company and
         Stanford R. Ovshinsky

   10.3  Stock Option Agreement by and between Ovonic                   (i)
         Battery Company, Inc. and Stanford R. Ovshinsky dated as of November 18, 1993

   10.4  Stock Option Agreement by and between the Company              (j)
         and Stanford R. Ovshinsky dated as of
         November 18, 1993

   10.5  Stock Option Agreement by and between the Company              (k)
         and Iris M. Ovshinsky dated as of November 18,
         1993

   10.6  Energy Conversion Devices, Inc. 1995                           (l)
         Non-Qualified Stock Option Plan

   10.7  Executive Employment Agreement dated as of                     (m)
         February 19, 1998 between the Company and Iris M.
         Ovshinsky

   10.8  Executive Employment Agreement, Restricted Stock               (n)
         Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert
         C. Stempel

   10.9  Stock Purchase Agreement by and between the                    (o)
         Company and TRMI Holdings Inc. dated as of May 1,
         2000

   10.10 Limited Liability Agreement of Texaco Ovonic                   (p)
         Hydrogen Systems LLC dated as of October 31, 2000 by and between Texaco Energy Systems Inc. and Energy Conversion Devices, Inc.

   10.11 Amended and Restated Operating Agreement of                    (q)
         Texaco Ovonic Battery Systems LLC (f/k/a GM
         Ovonic L.L.C.) dated as of July 17, 2001 by and between Texaco Energy Systems Inc. and Ovonic
         Battery Company, Inc.

   10.12 Purchase, Sale and Termination Agreement by and                (r)
         between Bekaert Corporation, N.V. Bekaert S.A.,
         and Energy Conversion Devices, Inc. dated May 14,
         2003

   21.1  List of all direct and indirect subsidiaries of                (s)
         the Company

   23.1  Consent of Independent Auditors                                141

   31.1  Chief Executive Officer's Certification Pursuant               142
         to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Chief Financial Officer's Certification Pursuant               143
         to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Chief Executive Officer's Certification Pursuant               144
         to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Chief Financial Officer's Certification Pursuant               145
         to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002


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

(f) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(g) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(h) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(i) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(j) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(k) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(l) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(m) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(n) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

(o) Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.

(p) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(q) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(r) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 29, 2003.

(s) Filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended, and incorporated herein by reference.


(b)   Reports on Form 8-K

      Report on Form 8-K/A filed on August 1, 2003 furnishing the financial information of Bekaert ECD Solar Systems LLC and the pro forma financial statements of Energy Conversion Devices, Inc. upon the acquisition of the interests of Bekaert Corporation and N.V. Bekaert S.A. in United Solar Systems Corp. and Bekaert ECD Solar Systems LLC by Energy Conversion Devices, Inc. on May 14, 2003.

      Report on Form 8-K filed on May 29, 2003 reporting the acquisition on May 14, 2003 of the interests of Bekaert Corporation and N.V. Bekaert S.A. in United Solar Systems Corp. and Bekaert ECD Solar Systems LLC by Energy Conversion Devices, Inc.

      Report on Form 8-K filed on June 27, 2003 reporting the acquisition of the interest of Texaco Energy Systems LLC in Texaco Ovonic Fuel Cell Company effective as of December 31, 2002.

      Report on Form 8-K filed on May 15, 2003 furnishing, pursuant to Item 12, the "Results of Operations and Financial Condition," the results of its operations for the quarter ended March 31, 2003.

      Report on Form 8-K filed on May 14, 2003 reporting an agreement with N.V. Bekaert S.A. whereby Energy Conversion Devices, Inc. acquired the interests of Bekaert in United Solar Systems Corp. and Bekaert ECD Solar Systems LLC.

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
Allowance for Uncollectible
  Accounts:
    Year Ended June 30, 2003     $  563,000      $   23,000    $127,000*    $  (448,000)***  $  265,000
    Year Ended June 30, 2002        583,000          28,000                     (48,000)***     563,000
    Year Ended June 30, 2001        579,000         824,000                    (820,000)***     583,000

Reserve for Losses on
  Government Contracts:
    Year Ended June 30, 2003     $1,400,000       $  281,636                $                $1,681,636
    Year Ended June 30, 2002      1,650,000                                    (250,000)**    1,400,000
    Year Ended June 30, 2001      1,350,000          300,000                                  1,650,000

Reserve for Warranty:
    Year Ended June 30, 2003     $2,489,024       $1,212,949   $728,503*    $(1,439,815)     $2,990,661
    Year Ended June 30, 2002        978,895        1,510,129                                  2,489,024
    Year Ended June 30, 2001         70,284          908,611                                    978,895

------------------

  * Represents amounts applicable to United Solar Ovonic at May 14, 2003 (the date at which United Solar Ovonic was consolidated).
 ** Represents change in estimated reserve.
*** Represents write-off of uncollectible accounts.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ENERGY CONVERSION DEVICES, INC.




                               By: /s/ Stanford R. Ovshinsky
                                   --------------------------------------------
                                   Stanford R. Ovshinsky,
                                   President and Chief Executive Officer
Dated: October 22, 2003            (Principal Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Stanford R. Ovshinsky           President, Chief
-------------------------           Executive Officer and       October 21, 2003
Stanford R. Ovshinsky               Director (Principal
                                    Executive Officer)


/s/ Stephan W. Zumsteg              Vice President and Chief
-------------------------           Financial Officer           October 22, 2003
Stephan W. Zumsteg                  (Principal Financial and
                                    Accounting Officer)


/s/ Robert C. Stempel               Director                    October 22, 2003
-------------------------           (Chairman of the Board)
Robert C. Stempel


/s/ Nancy M. Bacon                  Director                    October 22, 2003
-------------------------
Nancy M. Bacon


/s/ Umberto Colombo                 Director                    October 22, 2003
-------------------------
Umberto Colombo

/s/ Walter J. McCarthy, Jr.         Director                    October 22, 2003
-------------------------
Walter J. McCarthy, Jr.


/s/ Florence I. Metz                Director                    October 22, 2003
-------------------------
Florence I. Metz


/s/ James R. Metzger                Director                    October 22, 2003
-------------------------
James R. Metzger


/s/ Iris M. Ovshinsky               Director                    October 22, 2003
-------------------------
Iris M. Ovshinsky


/s/ Stanley K. Stynes               Director                    October 22, 2003
-------------------------
Stanley K. Stynes