Form 10-Q
period 2003-09-30
ENERGY CONVERSION DEVICES INC
filed 2003-11-26
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     SEPTEMBER 30, 2003
                    -----------------------------------------------------------

                                 OR

      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ---------------------

            Commission file number        1-8403
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

      As of November 21, 2003, there were 219,913 shares of ECD's Class A
Common Stock, 430,000 shares of ECD's Class B Common Stock and 23,947,522 shares of ECD's Common Stock outstanding.

                               Page 1 of 48 Pages

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,
                                                                   2003            2002
                                                               ------------    ------------
REVENUES (NOTES A and B)
   Product sales                                               $  6,698,696    $  3,811,858
   Product sales to related parties                                   2,422       1,522,331
                                                               ------------    ------------
        Total product sales                                       6,701,118       5,334,189
   Royalties                                                        458,953         524,018
   Royalties - related party                                            546           5,659
                                                               ------------    ------------
        Total royalties                                             459,499         529,677
   Revenues from product development agreements                   2,971,795       1,138,288
   Revenues from product development agreements
     with related parties                                         3,866,869       8,614,379
                                                               ------------    ------------
        Total revenues from product development agreements        6,838,664       9,752,667
   Revenues from license and other agreements                        50,000         150,000
   Other revenues                                                    81,616          35,479
   Other revenues from related parties                               74,238          52,648
                                                               ------------    ------------
        Total other revenues                                        155,854          88,127
                                                               ------------    ------------
             TOTAL REVENUES                                      14,205,135      15,854,660

EXPENSES (NOTE A)
   Cost of product sales                                          8,969,266       4,820,335
   Cost of revenues from product development agreements           6,123,616       9,502,229
   Product development and research                               7,800,123       3,862,277
   Patent defense (net)                                           2,110,980         239,385
   Patents                                                          520,389         669,112
   Selling, general and administrative (net)                      3,093,506       3,149,661
                                                               ------------    ------------
             TOTAL EXPENSES                                      28,617,880      22,242,999
                                                               ------------    ------------
LOSS FROM OPERATIONS                                            (14,412,745)     (6,388,339)

OTHER INCOME (EXPENSE):
   Interest income                                                  316,141       1,040,198
   Interest expense                                                (242,688)       (127,272)
   Equity in losses of joint ventures                              (244,382)       (863,555)
   Minority interest share of losses                                 -              543,026
   Gain (loss) on sales of investments                              309,150         (42,246)
   Other nonoperating income (expense)                               (7,059)        186,169
                                                               ------------    ------------
             TOTAL OTHER INCOME (EXPENSE)                           131,162         736,320
                                                               ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                         (14,281,583)     (5,652,019)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE (NOTE A)                                                -            2,215,560
                                                               ------------    ------------
NET LOSS                                                       $(14,281,583)   $ (3,436,459)
                                                               ============    ============
BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)           $       (.65)   $       (.26)
BASIC NET INCOME PER SHARE FOR CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)                        -                  .10
                                                               ------------    ------------
BASIC NET LOSS PER SHARE (NOTE E)                              $       (.65)   $       (.16)
                                                               ============    ============
DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)           $       (.65)   $       (.26)
DILUTED NET INCOME PER SHARE FOR CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE E)                 -                  .10
                                                               ------------    ------------
DILUTED NET LOSS PER SHARE (NOTE E)                            $       (.65)   $       (.16)
                                                               ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                               September 30,     June 30,
                                                                   2003            2003
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT ASSETS (NOTE A)
   Cash, including cash equivalents of $7,980,000 at
      September 30, 2003 and $6,193,000 at June 30,
      2003 ($2,000,000 of which is restricted both at
      September 30, 2003 and June 30, 2003)                    $ 11,264,724    $  8,567,261
   Short-term investments (including restricted
      investments of $1,827,000 at September 30, 2003
      and $5,000,000 at June 30, 2003)                            5,130,360      26,801,506
   Accounts receivable (net of allowance for uncollectible
      accounts of approximately $265,000 at September
      30, 2003 and at June 30, 2003)                              9,442,047      10,520,719
   Accounts  receivable  due from  related parties                5,488,623       6,977,280
   Note receivable                                               11,813,617      11,629,489
   Inventories                                                   14,799,027      12,448,172
   Other                                                          2,080,240       1,017,659
                                                               ------------    ------------
      TOTAL CURRENT ASSETS                                       60,018,638      77,962,086

PROPERTY, PLANT AND EQUIPMENT (NOTE A)
   Land and land improvements                                       267,000         267,000
   Buildings and improvements                                    14,117,001      13,982,830
   Machinery and other equipment (including construction
      in progress of approximately $73,000 at September
      30, 2003 and $163,000 at June 30, 2003)                    75,208,059      75,587,068
   Capitalized leases                                            10,000,000      10,000,000
                                                               ------------    ------------
                                                                 99,592,060      99,836,898
   Less accumulated depreciation and amortization               (30,476,775)    (29,137,648)
                                                               ------------    ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                        69,115,285      70,699,250

Investment in Rare Earth Ovonic-China (NOTE A)                    1,710,000       1,710,000

INVESTMENT IN JOINT VENTURES (NOTE D)
   Texaco Ovonic Battery Systems                                     -               -
   Texaco Ovonic Hydrogen Systems                                    -               -
   Ovonyx                                                           349,838         594,220
   ITS Innovative Transportation Systems                             -               -
   Ovonic Media                                                      -               -
OTHER ASSETS                                                      2,867,213       2,729,094
                                                               ------------    ------------
      TOTAL ASSETS                                             $134,060,974    $153,694,650
                                                               ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               September 30,     June 30,
                                                                   2003            2003
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT LIABILITIES
      Accounts payable and accrued expenses                    $ 15,690,871    $ 18,608,052
      Salaries, wages and amounts withheld from employees         3,856,543       4,574,357
      Deferred revenues under business agreements (NOTE A)        3,378,456       5,089,597
      Deferred revenues - related parties (NOTE A)                   30,453          36,972
      Current installments on long-term liabilities              12,073,736      11,858,378
                                                               ------------    ------------
                TOTAL CURRENT LIABILITIES                        35,030,059      40,167,356

LONG-TERM LIABILITIES                                            10,183,691      10,187,127

NONREFUNDABLE ADVANCE ROYALTIES (NOTE C)                          3,499,470       3,507,995
                                                               ------------    ------------
                TOTAL LIABILITIES                                48,713,220      53,862,478

STOCKHOLDERS' EQUITY
      Capital Stock
        Class A Convertible Common Stock,
          par value $0.01 per share:
            Authorized - 500,000 shares
            Issued & outstanding - 219,913 shares                     2,199           2,199
        Class B Convertible Common Stock,
          par value $0.01 per share:
            Authorized, issued and outstanding - 430,000 shares       4,300           4,300

        Common Stock, par value $0.01 per share:
            Authorized - 30,000,000 shares
            Issued & outstanding - 21,254,607 shares at
              September 30, 2003 and 21,252,207 shares at
              June 30, 2003                                         212,546         212,522
        Additional paid-in capital                              385,029,583     384,987,156
        Accumulated deficit                                    (298,673,694)   (284,392,111)
        Accumulated other comprehensive income                      130,960         546,646
        Unearned compensation on Class B Convertible
          Common Stock                                           (1,358,140)     (1,528,540)
                                                               ------------    ------------
                TOTAL STOCKHOLDERS' EQUITY                       85,347,754      99,832,172
                                                               ------------    ------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $134,060,974    $153,694,650
                                                               ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                       Three Months Ended
                                                                         September 30,
                                                                      2003            2002
                                                                  ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                       $(14,281,583)   $ (3,436,459)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                               2,027,358         688,837
         Amortization of premium/discount on investments                70,794         161,433
         Equity in losses                                              244,382         863,555
         Creditable royalties                                           (8,525)        (55,055)
         Stock and stock options issued for services rendered          188,400         196,500
         Loss (gain) on sales of investments                          (309,150)         42,246
         Loss on sale of equipment                                       7,699          -
         Amortization of deferred gain                                  -             (104,379)
         Minority interest                                              -             (543,026)
         Cumulative effect of change in accounting principle            -           (2,215,560)
         Other - long-term retirement                                   76,758          72,065

   Changes in working capital:
         Accounts receivable                                         1,078,672       3,125,613
         Accounts and note receivable due from related parties       1,488,657         407,814
         Inventories                                                (2,350,855)         36,571
         Other assets                                               (1,200,700)      1,166,807
         Accounts payable and accrued expenses                      (3,634,995)     (3,443,779)
         Accounts payable and accrued expenses - related parties        -               25,635
         Deferred revenues under business agreements                (1,711,141)     11,955,581
         Deferred revenues - related parties                            (6,519)       (959,722)
                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                          (18,320,748)      7,984,677

INVESTING ACTIVITIES:
         Purchases of capital equipment                               (560,078)     (4,228,639)
         Advance to ITS Innovative Transportation Systems               -           (1,000,000)
         Purchases of investments                                       -          (11,229,103)
         Sales of investments                                       21,546,402       6,169,614
         Proceeds from sale of capital equipment                       108,986          -
                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 21,095,310     (10,288,128)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term debt
     obligations and capitalized lease obligations                     (48,964)       (609,931)
   Proceeds from sale of stock upon exercise of stock options           24,451          -
                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (24,513)       (609,931)
                                                                  ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                         (52,586)          -
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,697,463      (2,913,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,567,261      42,221,015
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 11,264,724    $ 39,307,633
                                                                  ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          2003          2002
                                                       ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION:

Cash paid for interest                                 $ 242,688     $ 127,272

The Company's noncash investing and
   financing activities were as follows:

   Short-term and long-term note receivable -
      United Solar Ovonic LLC                            184,128       172,914

   Short-term and long-term note payable -
      Canon                                             (184,128)     (172,914)

   Investment in Ovonyx                                              1,000,000

   Accounts payable and accrued expenses -
      related party                                                 (1,000,000)












See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      The accompanying consolidated financial statements have been prepared assuming that the Company (see page 8 for definition of Company) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and needs additional working capital. Management believes that funds generated from operations, equity and debt financing, new government contracts and the cost-containment initiatives described below, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

      In November 2003, the Company raised a total of $27,940,000 in connection with a sale of units to institutional investors (see Note G of Notes to Consolidated Financial Statements).

      The Company is presently in negotiations and discussions with third parties to refinance the 30MW equipment. The Company obtained an independent appraisal of the 30MW equipment that valued it higher than the $67 million equipment cost. The Company is also engaged in a number of other negotiations and discussions to fund its operations, including raising additional capital through equity and debt financings and forming new strategic alliances to fund and grow its photovoltaic and other businesses. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its development activities.

      On July 31, 2003, the Company announced a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of nickel metal hydride (NiMH) battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. Workforce reallocation and reductions of up to 20% are being implemented to meet the Company's aggressive cost-reduction targets, and business units have begun to reduce discretionary spending and other costs associated with the Company's operations. A salary freeze has been implemented and the Company's executive management team has voluntarily taken a 10% salary reduction. Additional cost-reduction initiatives include attrition, reduced purchased services and contract employees, and lower capital expenditures. The cost-containment initiatives should be fully implemented by January 1, 2004. In aggregate, they are expected to reduce spending by approximately $20,000,000 annually. In addition, the Company is in the process of reviewing other areas for further cost-reduction initiatives.

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

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD and its 100%-owned thin-film amorphous silicon photovoltaic manufacturing and sales subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14, 2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as United Solar Ovonic) (see Note D) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(R) NiMH battery technology (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has five major investments accounted for using the equity method: (i) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for transportation and stationary applications; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and a unit of ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) solid hydrogen storage technology; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to further develop and commercialize ECD's Ovonic Unified Memory(TM) (OUM(TM)) technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric (GE) through its GE Plastics business unit and 49% by ECD, formed to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for ultra-high-speed manufacture of optical media products; and (v) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD, formed to manufacture battery-powered electric vehicles. Also, ECD has two 50%-

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery). See Note D for discussion of all of the Company's ventures.

      For the period July 1, 2002 through May 14, 2003, ECD owned 81% of United Solar Ovonic Corp. and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC on the equity basis. Effective May 15, 2003, with the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from July 1, 2003 through September 30, 2003.

      The Company's investments in Texaco Ovonic Battery Systems, Texaco Ovonic Hydrogen Systems, ITS Innovation Transportation Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      Intellectual property, including patents resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx. ECD also received an exclusive, royalty-bearing license, subject to existing agreements, for the use of all OUM(TM) and Ovonic Threshold Switch and other Ovonyx technology for use in the field of cognitive computers. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months ended September 30, 2003, ECD recorded an equity loss of $244,000.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Use of Estimates
----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Reclassifications
-----------------

      Certain prior year amounts have been reclassified to conform with Fiscal 2004 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

      Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for the three months ended September 30, 2003 and 2002 would have increased as follows:

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                               Three Months Ended
                                                  September 30,
                                               2003            2002
                                           ------------    ------------
      Net Loss, as reported                $(14,281,583)   $ (3,436,459)

      Add:
      Total stock-based compensation
        expense determined under fair
        value based method, net of tax        1,108,830       1,097,461
                                           ------------    ------------
      Pro-forma net loss                   $(15,390,413)   $ (4,533,920)
                                           ============    ============
      Loss per share:
        Basic - as reported                $       (.65)   $       (.16)
                                           ============    ============
        Basic - pro forma                  $       (.70)   $       (.21)
                                           ============    ============
        Diluted - as reported              $       (.65)   $       (.16)
                                           ============    ============
        Diluted - pro forma                $       (.70)   $       (.21)
                                           ============    ============

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FASB Staff Position "FIN 46-6," which defers the application of "FIN 46" to the end of the first fiscal year or interim period ending after December 15, 2003 related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments. The Company implemented this Statement on July 1, 2003. The adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities & Equity," which is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the first interim period after June 15, 2003. The Company implemented this Statement on July 1, 2003. The adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

Other Comprehensive Income (Loss)
---------------------------------

      The Company's total comprehensive loss was as follows:

                                                    Three Months Ended
                                                       September 30,
                                                    2003            2002
                                                ------------    ------------
  Net Loss                                      $(14,281,583)   $ (3,436,459)

  OTHER COMPREHENSIVE INCOME (LOSS)
     (net of taxes):
  Foreign currency translation adjustments            62,907          -

  Unrealized holding gains arising during period    (179,954)       (577,733)

  Less: reclassification adjustments for gains
     realized in net income                          183,147         (10,189)
                                                ------------    ------------
  Net unrealized gains (losses)                     (363,101)       (567,544)
                                                ------------    ------------
  COMPREHENSIVE LOSS                            $(14,581,777)   $ (4,004,003)
                                                ============    ============

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of three months or less from the date of acquisition.

Short-Term Investments
----------------------

      The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

maturity. Such amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in gain (loss) on sale of investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      Short-term investments consist of mortgage and asset-backed securities and corporate notes which mature 91 days or more from date of acquisition. At September 30, 2003, these short-term investments mature in 18 days to five months.

Investment in Rare Earth Ovonic-China
-------------------------------------

      The Company has three joint ventures, collectively Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacture of its battery and other related technologies. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting (total cash investment of $1,710,000).

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable
-------------------
                                                   September 30,     June 30,
                                                       2003            2003
                                                   ------------    ------------
    Long-term contracts accounted for under
      percentage-of-completion accounting
        Amounts billed to customers
            Commercial customers                   $   564,598     $   564,598

    Long-term contracts not accounted for under
      percentage-of-completion accounting
        Amounts earned which are billed in the
         subsequent month
            U.S. Government                          1,361,814         698,634
            Commercial customers                        21,017           9,060
                                                   -----------     -----------
                                                     1,382,831         707,694
        Amounts billed
            U.S. Government                          1,649,812       1,773,824

    Amounts unbilled for other than
      long-term contracts
            Commercial customers                     1,456,751       1,892,532

    Amounts billed for other than
      long-term contracts
            Commercial customers                     4,653,055       5,847,071

    Allowance for uncollectible accounts              (265,000)       (265,000)
                                                   -----------     -----------
               TOTAL                               $ 9,442,047     $10,520,719
                                                   ===========     ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,947 are included in long-term other assets at September 30, 2003 and June 30, 2003. Most U.S. government contracts remain subject to audit.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                  September 30,      June 30,
                                                      2003             2003
                                                  ------------     ------------
    Amounts earned which are billed in the
      subsequent month on long-term contracts
        ChevronTexaco Technology Ventures         $  257,661       $   -
        Texaco Ovonic Battery Systems              1,453,494        2,072,138
        Texaco Ovonic Hydrogen Systems                -             1,603,147
                                                  ----------       ----------
            Sub-total                              1,711,155        3,675,285

    Amounts billed
        Texaco Ovonic Battery Systems              1,883,412        3,221,059
        Texaco Ovonic Hydrogen Systems             1,599,108           -
                                                  ----------       ----------
            Sub-total                              3,482,520        3,221,059

    Other unbilled
        Ovonyx                                        17,969              412
        Texaco Ovonic Hydrogen Systems               108,986           -
                                                  ----------       ----------
            Sub-total                                126,955              412

    Other billed
        ChevronTexaco Technology Ventures            126,274            5,721
        Ovonyx                                        16,128           48,053
        Texaco Ovonic Battery Systems                 25,591           18,386
        Texaco Ovonic Hydrogen Systems                -                 8,364
                                                  ----------       ----------
            Sub-total                                167,993           80,524
                                                  ----------       ----------
            TOTAL                                 $5,488,623       $6,977,280
                                                  ==========       ==========
Inventories
-----------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, nickel hydroxide and metal hydride materials and battery packs are valued at the lower of cost (moving average) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Inventories for United Solar Ovonic Corp., United Solar Ovonic LLC and Ovonic Battery are as follows:

                                      September 30,    June 30,
                                          2003           2003
                                      ------------   ------------
            Finished products         $ 6,079,924    $ 5,282,156
            Work in process             3,534,982      1,825,839
            Raw materials               5,184,121      5,340,177
                                      -----------    -----------
                                      $14,799,027    $12,448,172
                                      ===========    ===========

Property, Plant and Equipment
-----------------------------

      All properties are recorded at cost (after the application of negative goodwill to reduce cost in connection with the purchase of United Solar Ovonic Corp. and United Solar Ovonic LLC). Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                               Years
                                          ---------------
            Buildings and improvements       5 to 20
            Machinery and other equipment    3 to 12.5
            Capitalized leases               3 to 15

      United Solar Ovonic LLC capitalized the total costs of the 30MW machine (equipment which, when fully optimized, is expected to annually make solar products capable of producing 30MW of electricity) and began depreciating this equipment over a 12.5-year period (its estimated useful life) beginning February 1, 2003.

      Capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment, usually 3 to 15 years. Accumulated amortization on capitalized leases as of September 30, 2003 and June 30, 2003 was $1,611,000 and $1,444,000, respectively.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Short-Term Note Receivable
--------------------------

      In connection with N.V. Bekaert S.A. and its U.S.-based subsidiary's (Bekaert) investment in United Solar Ovonic Corp. and United Solar Ovonic LLC in April 2000: (1) Bekaert was obligated to invest an additional $12,000,000 in United Solar Ovonic LLC no later than January 1, 2004, (2) United Solar Ovonic LLC was required to pay ECD $12,000,000 no later than January 1, 2004, and (3) ECD was required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004. These noninterest-bearing notes were recorded in April 2000 at a discounted value of $9,500,000 (using a discount rate of 6.3%). In connection with the purchase of Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp. on May 14, 2003, and while ECD continues to be contractually obligated to pay Canon, Bekaert agreed to pay the $12,000,000 directly to Canon, which, when made, will satisfy Bekaert's obligation to United Solar Ovonic LLC and ECD's obligation to Canon.

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

Product Sales
-------------

      Product sales include photovoltaic products, revenues related to machine-building and equipment sales contracts, nickel hydroxide and metal hydride materials. Revenues related to machine-building and equipment sales contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total expected costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes combined with high fixed costs result in losses.

      The Company estimates product warranty cost liability based upon its past experience and best estimate of future warranty claims. The Company has recognized a liability for these product warranties. The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2003 and 2002:

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                                  September 30,
                                                2003          2002
                                             ----------    ----------

     Liability beginning of the period       $2,990,661    $2,489,024

     Amounts accrued for as warranty costs
       for the three-month period               102,464      (133,739)*

     Warranty claims                             -             -
                                             ----------    ----------
     Liability at September 30               $3,093,125    $2,355,285
                                             ==========    ==========
     ---------------------------
     * Represents adjustment of estimated warranty liability

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

      In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project, based on the relationship of costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company for costs considered associated with project activities, including expenses for direct product development and research, patents, selling, general and administrative expenses, and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At September 30 and June 30, 2003, approximately $3,344,000 and $5,074,000, respectively, in deferred revenues relates to the Rare Earth Ovonic contracts.

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

Other Nonoperating Income
-------------------------

      Other nonoperating income-net consists of gains and losses on sales of fixed assets, amortization of deferred gains, rental income, and other miscellaneous income.

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 1998 for United Solar Ovonic and the years ended June 30, 2000 and June 30, 2001 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is, together with its government consultants, in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,757,000 at September 30, 2003, related to these issues.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements, and License and Other Agreements
--------------------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. A summary of all of the Company's revenues follows:

                                                         Three Months Ended
                                                           September 30,
                                                         2003          2002
                                                      -----------   -----------
    Product sales
        Photovoltaics                                 $ 4,721,327   $    -
        Machine building and equipment sales            1,729,880     3,582,946
        Battery packs                                       8,000           578
        Nickel hydroxide and metal hydride materials      239,489       228,334
                                                      -----------   -----------
                                                        6,698,696     3,811,858
                                                      -----------   -----------
    Product sales-related parties
        Photovoltaics                                      -          1,273,705
        Machine building                                   -            139,482
        Battery packs                                      -             86,363
        Nickel hydroxide and metal hydride materials        2,422        22,781
                                                      -----------   -----------
                                                            2,422     1,522,331
                                                      -----------   -----------
    Total product sales                               $ 6,701,118   $ 5,334,189
                                                      ===========   ===========
    Royalties
        Battery technology                            $   450,428   $   519,827
        Optical memory                                      8,525         4,191
                                                      -----------   -----------
                                                          458,953       524,018
                                                      -----------   -----------
    Royalty-related party
        Microelectronics                                      546         5,659
                                                      -----------   -----------
    Total royalties                                   $   459,499   $   529,677
                                                      ===========   ===========

    Revenues from product development agreements
        Photovoltaics                                 $ 2,532,124   $   608,716
        Battery technology                                420,994       494,841
        Other                                              18,677        34,731
                                                      -----------   -----------
                                                        2,971,795     1,138,288
                                                      -----------   -----------
    Revenues from product development
      agreements - related parties
        Battery technology                              1,416,534     2,710,845
        Optical memory                                     -            332,179
        Hydrogen                                        2,450,335     3,551,664
        Fuel cells                                         -          2,019,691
                                                      -----------   -----------
                                                        3,866,869     8,614,379
                                                      -----------   -----------
    Total revenues from product development
      agreements                                      $ 6,838,664   $ 9,752,667
                                                      ===========   ===========
    License and other agreements
        Battery technology                            $    50,000   $   150,000
                                                      ===========   ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Product Sales,  Royalties,  Revenues from Product Development
----------------------------------------------------------------------
Agreements, and License and Other Agreements (Continued)
--------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                      Three Months Ended
                                        September 30,
                                      2003           2002
                                  -----------    -----------
              United States       $10,827,570    $10,123,332
              China                 1,788,586      3,642,897
              Japan                   367,851        432,817
              Hong Kong               269,612        344,334
              Australia               222,618         -
              Luxembourg              142,773         -
              Canada                  128,400         -
              Germany                 105,714         37,575
              Mexico                   -           1,273,705
              Other                   352,011         -
                                  -----------    -----------
                                  $14,205,135    $15,854,660
                                  ===========    ===========

NOTE C - Nonrefundable Advance Royalties
----------------------------------------

      At September 30, 2003 and June 30, 2003, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                   September 30,    June 30,
                                       2003           2002
                                   ------------   ------------
              Battery              $ 1,560,902    $ 1,560,902
              Optical memory         1,938,568      1,947,093
                                   -----------    -----------
                                   $ 3,499,470    $ 3,507,995
                                   ===========    ===========

      During the three months ended September 30, 2003 and 2002, $8,525 and $55,055, respectively, of creditable royalties earned were recognized as revenue. There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar Ovonic

      In April 2000, ECD and Bekaert entered into a strategic alliance in the field of photovoltaic (solar) products.

      On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar Ovonic Corp. and 60% interest in United Solar Ovonic LLC (bringing the Company's interest in each of these joint ventures to 100%) for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003). Additionally, the Company provided $36 million to United Solar Ovonic LLC to terminate its sale and leaseback arrangement with LaSalle National Leasing Corporation and, as a result, freed up the $25 million of Company funds that had been restricted in support of its guarantee of this lease. Bekaert retained rights from United Solar Ovonic for its technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable for its bridge loans to United Solar Ovonic LLC.

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

Texaco Ovonic Battery Systems

      In July 2001, ChevronTexaco bought General Motors' interest in GM Ovonic L.L.C., a joint venture of Ovonic Battery. ChevronTexaco will invest up to $178,000,000 in the venture, renamed Texaco Ovonic Battery Systems LLC, and Ovonic Battery contributed additional technology. Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by a unit of ChevronTexaco.

      The Company recorded revenues from Texaco Ovonic Battery Systems of $1,417,000 and $2,711,000 for the three months ended September 30, 2003 and 2002, respectively, for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues of $2,000 and $23,000 for the three months ended September 30, 2003 and 2002, respectively, for products sold to Texaco Ovonic Battery Systems.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company also recorded revenues from Texaco Ovonic Battery Systems of $45,000 for each of the three months ended September 30, 2003 and 2002 for rent of a portion of one of the Company's facilities.

      The following sets forth certain financial data regarding Texaco Ovonic Battery Systems that are derived from its financial statements:

                 TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       2003            2002
                                                   ------------    ------------
        Revenues
            Product Sales                          $   186,974     $     22,592
            Other Revenues                             327,062           -
                                                   -----------      -----------
               Total Revenues                          514,036           22,592
        Expenses
          Cost of Product Sales, exclusive of
            depreciation and amortization              186,974           22,592
          Research and Development costs             3,287,847        3,949,917
          Sales and Marketing costs                    769,241          678,683
          General and Administrative costs             939,942        1,018,025
          Other (Income) Expenses                    1,428,531        1,385,216
          Depreciation Expense                         672,373          426,987
                                                   -----------      -----------
               Total Expenses                        7,284,908        7,481,420
                                                   -----------      -----------
        Net Loss                                   $(6,770,872)     $(7,458,828)
                                                   ===========      ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                 TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY
                                 BALANCE SHEETS
                                 --------------

                                                    September 30,    June 30,
                                                        2003           2003
                                                    ------------   ------------
Current Assets:
      Cash and Equivalents                           $ 1,024,387    $ 6,849,235
      Accounts Receivable                                167,336        145,972
      Inventory                                        2,149,227      2,503,650
                                                     -----------    -----------
         Total Current Assets                          3,340,950      9,498,857
Property, Plant and Equipment:
      Leasehold Improvements                             139,052        139,052
      Land                                               665,121        665,121
      Buildings                                        6,774,475      6,774,475
      Machinery and Other Equipment                   23,560,379     22,669,236
      Construction in Progress                           164,255        249,000
                                                     -----------    -----------
                                                      31,303,282     30,496,884
Less Accumulated Depreciation                         (3,983,482)    (3,311,109)
                                                     ------------   -----------
Net Property, Plant and Equipment                     27,319,800     27,185,775
                                                     -----------    -----------
Other Assets                                             119,914         85,180
                                                     -----------    -----------
         Total Assets                                $30,780,664    $36,769,812
                                                     ===========    ===========

Liabilities and Members' Equity
   Current Liabilities:
      Amounts Due to Related Parties, Net            $ 3,013,625    $ 4,720,548
      Accounts Payable                                 2,997,293      4,828,646
                                                     -----------    -----------
         Total Current Liabilities                     6,010,918      9,549,194

Members' Equity:
      Members' Interest                              106,486,464    102,166,464
      Loss Accumulated During the Development Stage  (81,716,718)   (74,945,846)
                                                     -----------    -----------
         Total Members' Equity                        24,769,746     27,220,618
                                                     -----------    -----------
         Total Liabilities and Members' Equity       $30,780,664    $36,769,812
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

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD has recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and will recognize its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months ended September 30, 2003, ECD recorded an equity loss of $244,000.

      ECD recorded revenues from Ovonyx of $37,000 and $42,000, respectively, for the three months ended September 30, 2003 and 2002 representing services provided to this joint venture.

Ovonic Fuel Cell

      In September 2000, ECD and ChevronTexaco formed Texaco Ovonic Fuel Cell. ChevronTexaco was funding (through December 31, 2002) initial product and market development, the primary use of which was to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic(R) regenerative fuel cell technology. The joint venture was owned 50% by a unit of ChevronTexaco and 50% by ECD. ECD contributed intellectual property and licenses.

      On June 24, 2003, the Company acquired ChevronTexaco's interest in Texaco Ovonic Fuel Cell Company LLC for $1, effective as of December 31, 2002. The venture, which is now owned 100% by ECD, was renamed Ovonic Fuel Cell Company LLC. Effective December 31, 2002, the Company has included the operations of Ovonic Fuel Cell in its consolidated financial statements. ECD is continuing its development work at a reduced level and is currently funding all development costs.

      During the three months ended September 30, 2002, the Company recorded revenues of $2,020,000 for services provided to this joint venture.

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

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       2003            2002
                                                   ------------    ------------
        Revenues
          Other Income                             $     2,455     $      131
                                                   -----------     ----------
              Total Revenues                             2,455            131
        Expenses
          Product Development - Paid or
            Payable to ECD                           2,516,977      3,090,360
          Product Development - Paid or
            Payable to ChevronTexaco                   275,974        326,358
          Depreciation Expense                         611,134        329,570
                                                   -----------    -----------
              Total Expenses                         3,404,085      3,746,288
                                                   -----------    -----------
        Net Loss                                   $(3,401,630)   $(3,746,157)
                                                   ===========    ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC
                                 BALANCE SHEETS
                                 --------------

                                                    September 30,    June 30,
                                                        2003           2003
                                                    ------------   ------------
   Current Assets:
      Cash and Equivalents                          $ 1,332,512    $ 1,742,437
      Accounts Receivable                                10,746         10,746
                                                    -----------    -----------
         Total Current Assets                         1,343,258      1,753,183

   Fixed Assets:
      Leasehold Improvements                          6,271,733      6,271,733
      Machinery and Other Equipment                   3,078,564      3,078,564
      Construction in Progress                          270,929        151,415
                                                    -----------    -----------
         Total Fixed Assets                           9,621,226      9,501,712
   Less Accumulated Depreciation and Amortization    (3,167,562)    (2,556,428)
                                                    -----------    -----------
         Net Fixed Assets                             6,453,664      6,945,284
                                                    -----------    -----------
            Total Assets                            $ 7,796,922    $ 8,698,467
                                                    ===========    ===========

   Current Liabilities:
      Amount Due to Related Parties, Net            $ 2,180,531    $ 2,130,446
      Deferred Revenue                                   15,257         15,257
                                                    -----------    -----------
         Total Current Liabilities                    2,195,788      2,145,703

   Noncurrent Liabilities
      Deferred Revenue                                  112,000        112,000

   Members' Equity:
      Capital Contributions                          50,848,000     48,398,000
      Cumulative Deficit                            (45,358,866)   (41,957,236)
                                                    -----------    -----------
         Total Members' Equity                        5,489,134      6,440,764
                                                    -----------    -----------
            Total Liabilities and Members' Equity   $ 7,796,922    $ 8,698,467
                                                    ===========    ===========

      During the three months ended September 30, 2003 and 2002, the Company recorded revenues of $2,450,000 and $3,475,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

ITS Innovative Transportation Systems

      ITS Innovative Transportation Systems is a German company formed to manufacture battery-powered electric vehicles. Since the inception of ITS and its predecessor in 1998, ECD has invested a total of $6,261,000. ECD has been using the equity method to account for its beneficial investment in ITS. In October 2001, Texaco

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonic Battery Systems invested $4,000,000 in ITS for an 8% investment, reducing ECD's direct ownership to 26%.

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

      For the three months ended September 30, 2002, the Company recorded revenues of $332,000 from Ovonic Media for services provided to this joint venture for product development work. GE has been evaluating the current market situation to determine the next steps and informed the Company that additional funding after January 3, 2003 is suspended. GE and ECD have been discussing as how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. In the interim, ECD is directly funding continued product development activities for this technology.

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of September 30, 2003, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 to supply equipment and technology to its Rare Earth Ovonic joint ventures in China. As of September 30, 2003, Ovonic Battery has received payments totaling $59,484,000 under the three contracts.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE D - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues from Rare Earth Ovonic of $1,730,000 and $3,583,000 for the three months ended September 30, 2003 and 2002, respectively.

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

NOTE E - Basic and Diluted Net Loss Per Share
---------------------------------------------

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

                                                       2003            2002
                                                   ------------    ------------
   Weighted average number of shares outstanding     21,902,459      21,898,895

   Net loss before cumulative effect of change
     in accounting principle                       $(14,281,583)   $ (5,652,019)

   Cumulative effect of change in accounting
     principle                                           -            2,215,560
                                                   ------------    ------------
   Net loss                                        $(14,281,583)   $ (3,436,459)

   BASIC AND DILUTED NET LOSS PER SHARE BEFORE
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                          $       (.65)   $       (.26)
                                                   ============    ============
   BASIC AND DILUTED NET LOSS PER SHARE            $       (.65)   $       (.16)
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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Basic and Diluted Net Loss Per Share (Continued)
---------------------------------------------------------

      Due to the Company's net losses, 2003 and 2002 weighted average shares of potential dilutive securities of 5,343 and 46,785, respectively, were excluded from the calculations of diluted net loss per share as inclusion of these securities would have been antidilutive to the net loss per share. There were additional 2,019,241 and 1,747,660 potentially dilutive securities which were respectively excluded from the 2003 and 2002 calculations of the weighted average shares due to their antidilutive effect to the net loss per share because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods.

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

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)

                                              Ovonic         United      Consolidating
                                  ECD        Battery      Solar Ovonic      Entries      Consolidated
                              -----------   -----------   ------------   -------------   ------------
Revenues
    Three months ended
      September 30, 2003        $  3,747     $  4,318       $  6,940       $    (800)      $ 14,205
      September 30, 2002           6,580        7,798          1,803            (326)        15,855

Interest Income
    Three months ended
      September 30, 2003        $    537     $   -          $     14       $    (235)      $    316
      September 30, 2002           1,017         -                23            -             1,040

Interest Expense*
    Three months ended
      September 30, 2003        $    184     $   -          $  1,028       $    (969)      $    243
      September 30, 2002            -              29             98            -               127

Operating Income (Loss)
    Three months ended
      September 30, 2003        $ (5,181)    $ (6,111)      $ (3,285)      $     164       $(14,413)
      September 30, 2002          (5,848)      (1,492)        (1,972)          2,924         (6,388)


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE F - Business Segments (Continued)
--------------------------------------

                                              Ovonic         United      Consolidating
                                  ECD        Battery      Solar Ovonic      Entries      Consolidated
                              -----------   -----------   ------------   -------------   ------------
Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      September 30, 2003        $   (244)    $   -          $   -          $    -          $   (244)
      September 30, 2002            (162)        -              (857)            155           (864)

Depreciation Expense
    Three months ended
      September 30, 2003        $    543     $    180       $  1,304       $    -          $  2,027
      September 30, 2002             380          282            425            (398)           689

Capital Expenditures
    Three months ended
      September 30, 2003        $     23     $     55       $    482       $    -          $    560
      September 30, 2002           4,030          153             46            -             4,229

Investments in and Advances
  to Equity Method Investees
    Three months ended
      September 30, 2003        $    350     $   -          $   -          $    -          $    350
      September 30, 2002           5,123         -            17,055            -            22,178

Identifiable Assets
    Three months ended
      September 30, 2003        $128,994     $  8,660       $143,409       $(147,002)      $134,061
      September 30, 2002         174,271       10,918         23,485         (13,933)       194,741

--------------
*  Excludes intercompany interest.


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE G - Subsequent Event
------------------------

      On November 6, 2003, the Company received $25,000,000 in connection with stock purchase agreements with respect to an offering of 2,388,915 units of its securities to a group of three institutional investors at a price per unit of $10.465 based upon the closing price of ECD Common Stock on November 4, 2003 plus $.125. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

      On November 12, 2003, one of the three institutional investors purchased 304,000 additional units for $2,868,240 at a price per unit of $9.435 based on the closing price of ECD Common Stock on November 11, 2003 plus $.125. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

      Additionally, the other two institutional investors entered into additional investment right agreements that permit them to purchase up to a total of 573,339 additional units at a price per unit of $10.465 until January 15, 2004. The investors paid $71,667 for these rights to purchase additional units, which have the same terms as the original units.

      Nolan Securities Corporation acted as placement agent and was paid $978,000 and issued 79,828 warrants on the same terms as the warrants issued in the unit offering. ECD will file a registration statement with the Securities and Exchange Commission to enable the resale of the shares issued and the shares issuable upon exercise of the warrants.

      Certain members of management agreed to the suspension of the exercise of their stock options until additional authorized shares are made available to allow that a sufficient number of authorized but unissued shares of Common Stock be available for issuance to the investors in the offering.

      The Company plans to use these proceeds for working capital and to support its future development and other operating activities.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results to be expected in future periods.

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

                            Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2002
------------------

      The Company has continued to invest to further advance its technologies. These investments in its technologies have led to strategic alliances with companies such as ChevronTexaco, General Electric and China's Rare Earth High-Tech Co., Ltd. of Baotou Steel Company and our Ovonyx joint venture which includes Intel. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the investments the Company makes in developing its technologies are expensed as research and development expense in the periods in which they are incurred and the value of these technologies are not carried as assets on the Company's balance sheet.

      The Company had a net loss of $14,282,000 on revenues of $14,205,000 in the three months ended September 30, 2003 compared to a net loss of $3,436,000 on revenues of $15,855,000 for the three months ended September 30, 2002. The $10,846,000 increase in the net loss resulted primarily from an increase of $3,474,000 in the net cost of product development due to reduced third-party funding, loss on product sales ($2,268,000 loss in 2003 compared to a positive margin of $514,000 in 2002), an increase in patent expenses of $1,723,000, primarily as a result of litigation with Matsushita Battery Industrial Co., Ltd. (Matsushita), a $724,000 reduction in interest income due to lower short-term investments, decreased license fees of $100,000 and a decrease of $193,000 in other nonoperating income, partially offset by a decrease of $56,000 in selling, general and administrative expense (net) and gains on sales of investments of $309,000 in 2003 (compared to a loss on sale of investments of $42,000 in 2002). In addition, in 2002, the Company recognized income of $2,216,000 attributable to the cumulative effect of a change in accounting principle (see Note A of Notes to Consolidated Financial Statements).

      The loss from operations increased to $14,413,000 in 2003 from $6,388,000 in 2002 because of:

      o an increased operating loss of $1,313,000 for United Solar Ovonic (operating loss of $3,285,000 in 2003 versus operating loss of $1,972,000 in 2002) primarily due to start-up and other costs, including depreciation expense associated with increasing production capacity;

      o an increased operating loss of $4,619,000 for Ovonic Battery (operating loss of $6,111,000 in 2003 versus operating loss of $1,492,000 in 2002) primarily resulting from a profitable equipment sales contract in 2002, higher costs for patent defense, and lower revenues from license agreements in 2003;

      o an operating loss of $5,017,000 in 2003 for the ECD segment (net of consolidating entries) versus operating loss of $2,924,000 in 2002, primarily due to higher investment in product development as the Company increased spending on its core technologies.

      The decrease in consolidated revenues primarily resulted from a reduction in revenues from product development agreements of $2,914,000, a $70,000 reduction in royalty revenues and decreased license and other agreements ($50,000 in 2003 versus $150,000 in 2002), partially offset by an increase in product sales of $1,367,000.

      o United Solar Ovonic's 2003 revenues increased, as a result of the consolidation of United Solar Ovonic LLC's operating results into the Company's operating results following the May 14, 2003 acquisition, to $6,940,000 in 2003 versus $1,803,000 in 2002. Third-party product sales are included in revenues in 2003 while they were not in 2002. Also contributing to higher revenues in 2003 were revenues from product development agreements, principally from the recently signed Air Force contract.

      o The $3,480,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($1,730,000 in 2003 versus $3,583,000 in 2002) due to the near completion of phase one of this program, reduced revenues from product development agreements ($1,838,000 in 2003 versus $3,206,000 in 2002) principally related to the advanced product development agreement from Texaco Ovonic Battery Systems, a $69,000 reduction in royalty revenues and decreased revenues from license and other agreements ($50,000 in 2003 versus $150,000 in 2002).

      o The ECD segment's revenues decreased to $3,747,000 in 2003 from $6,580,000 in 2002 primarily due to a decrease of $2,552,000 from product development agreements, primarily due to reduced revenues for Ovonic Fuel Cell Company (zero in 2003 compared to $2,020,000 in 2002), Texaco Ovonic Hydrogen Systems ($2,450,000 in 2003 compared to $3,475,000 in 2002) and Ovonic Media (zero in 2003 compared to $332,000 in 2002).

      Product sales, consisting of photovoltaic products, machine building and equipment sales, and nickel hydroxide and metal hydride materials, increased 26% to $6,701,000 in the three months ended September 30, 2003 from $5,334,000 in the three months ended September 30, 2002. Machine-building and equipment sales revenues decreased 54% to $1,730,000 in 2003 from $3,722,000 in 2002, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-making equipment, the first phase of which is nearing completion, ($1,730,000 in 2003 compared to $3,583,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Photovoltaic sales were $4,721,000 for 2003, which were sales to third parties, and $1,274,000 for 2002, which were sales to an affiliate. Sales of nickel hydroxide and metal hydride materials were $242,000 in 2003 compared to $251,000 in 2002. The Company currently has a product sales backlog of $11,325,000, all of which is expected to be recognized as revenues in Fiscal 2004. (See Note B of Notes to Consolidated Financial Statements.)

      Royalties decreased 13% to $459,000 in the three months ended September 30, 2003 from $530,000 in the three months ended September 30, 2002. Lower royalties reflect lower sales of small consumer batteries and increased production efficiencies of the Company's licensees, which have resulted in lower prices.

      Revenues from product development agreements decreased 30% to $6,839,000 in the three months ended September 30, 2003 from $9,753,000 in the three months ended September 30, 2002 primarily due to reduced battery activities under advanced product development agreements with Texaco Ovonic Battery Systems ($1,417,000 for 2003 compared to $2,711,000 in 2002), reduced activity related to Ovonic Media (zero in 2003 versus $332,000 in 2002), a decrease in revenues from Texaco Ovonic Hydrogen Systems ($2,450,000 for 2003 compared to $3,475,000 for 2002) and Ovonic Fuel Cell (zero for 2003 compared to $2,020,000 for 2002), partially offset by increased photovoltaic product development revenues in 2003 ($2,532,000 compared to $609,000 in 2002), primarily due to the new Air Force contract. The revenues from product development agreement do not include any revenues from the new National Institute of Standards and Technology (NIST) and U.S. Army Tank-Automotive and Armaments Command (TACOM) contracts (see pages 41 and 42). (See Note B of Notes to Consolidated Financial Statements.)

      Revenues from license and other agreements decreased to $50,000 in the three months ended September 30, 2003, from $150,000 in the three months ended September 30, 2002. The 2003 license fee resulted from a license to Mcnair-tech Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $156,000 in the three months ended September 30, 2003 from $88,000 in the three months ended September 30, 2002, primarily due to increased laboratory billings.

      Cost of product sales increased by $4,149,000 in the three months ended September 30, 2003 ($8,969,000 in 2003 compared to $4,820,000 in 2002). This resulted in a loss of $2,268,000 on product sales in 2003 compared to a profit of $514,000 in 2002. There were negative margins on photovoltaic sales of $1,761,000 in 2003 compared to negative margins of $665,000 in 2002, as well as optimization costs of $845,000 for the photovoltaic production machine. In addition, the margin on equipment sales at Ovonic Battery decreased to $201,000 in 2003 from $1,544,000 in 2002, primarily due to lower sales in 2003 because of the near completion of the first phase of the Rare Earth program and due to a favorable adjustment to the expected program cost in 2002.

      Revenues from product development agreements currently fund 49% of the Company's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $2,914,000, while spending increased by $560,000, resulting in an increase of $3,474,000 in net cost of product development.

                                                   Three Months Ended
                                                     September 30,
                                                  2003           2002
                                               -----------    -----------
     Cost of revenues from product
        development agreements                 $ 6,124,000    $ 9,502,000
     Product development and research            7,800,000      3,862,000
                                               -----------    -----------
           Total cost of product development 13,924,000 13,364,000 Revenues from product development
        agreements                               6,839,000      9,753,000
                                               -----------    -----------
           Net cost of product development     $ 7,085,000    $ 3,611,000
                                               ===========    ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer is depreciation related to the new state-of-the-art clean room and the related equipment.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $2,631,000 in the three months ended September 30, 2003 from $908,000 in the three months ended September 30, 2002, principally due to higher patent defense costs ($2,111,000 in 2003 versus $239,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the patent defense costs relating to batteries for non-consumer applications beginning in Fiscal 2002. ChevronTexaco's share of the patent defense costs have been $2,338,000 and $97,000 for the three months ended September 30, 2003 and 2002, respectively. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In October 2001, Texaco Ovonic Battery Systems LLC joined the litigation as a co-plaintiff. In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The arbitration proceeding was held in New York City, with a hearing before the Arbitral Tribunal in November 2003.

      Selling, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The decrease in selling, general and administrative expenses (net) from $3,150,000 in the three months ended September 30, 2002 to $3,094,000 in the three months ended September 30, 2003 was due primarily to decreased expenses ($870,000) in connection with the Rare Earth project, increased allocations ($638,000) to product development research and cost of revenue from product development agreements, decreases in other expenses ($278,000), partially offset by increased expenses associated with United Solar Ovonic ($1,600,000), primarily as a result of consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                      Three Months Ended
                                                         September 30,
                                                      2003           2002
                                                   -----------    -----------
     Gross Expenses                                $ 7,413,000    $ 6,831,000
     Less - allocations to product development
              and research                          (2,816,000)    (1,425,000)
          - allocations to cost of revenues from
              product development agreements        (1,503,000)    (2,256,000)
                                                   -----------    -----------
     Net Expenses                                  $ 3,094,000    $ 3,150,000
                                                   ===========    ===========

      The $605,000 decrease in other income (net) ($131,000 income in 2003 compared to $736,000 income in 2002) resulted primarily from lower short-term investments causing lower interest income ($316,000 in 2003 compared to $1,040,000 in 2002) on the Company's investments, partially offset by lower equity losses attributed to losses at ITS (zero in 2003 compared to $163,000 in 2002), at United Solar Ovonic LLC (zero in 2003 - fully consolidated in 2003 and no longer on the equity basis - compared to $701,000 in 2002) and higher equity losses at Ovonyx ($244,000 in 2003 versus zero in 2002).

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

                      Liquidity and Capital Resources

      As of September 30, 2003, the Company had consolidated cash, cash equivalents, short-term investments and accounts and short-term note receivable (including $5,489,000 of amounts due from related parties) of $43,139,000 (see Note A of Notes to Consolidated Financial Statements for restrictions), a decrease of $21,357,000 from June 30, 2003. As of September 30, 2003, the Company had consolidated working capital of $24,989,000 compared with a consolidated working capital of $37,795,000 as of June 30, 2003.

      In November 2003, the Company raised a total of $27,940,000 in connection with a sale of units to institutional investors (see Note G of Notes to Consolidated Financial Statements).

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2004 to decrease to approximately $34,016,000, compared to $42,383,000 received in the year ended June 30, 2003. However, the Company is engaged in discussions and negotiations with other parties, including the U.S. government, which are expected to provide additional funding for product development activities. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      As of September 30, 2003, the Company had $16,395,000 consolidated cash, cash equivalents and short-term investments ($3,827,000 of which was restricted) consisting of mortgage and asset-backed securities and corporate notes, classified as available-for-sale, maturing from 18 days to five months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, one investment represents more than 10% of the portfolio at September 30, 2003.

      During the three months ended September 30, 2003, $18,321,000 of cash was used in operations. The difference between the net loss of $14,282,000 and the net cash used in operations was principally due to a $6,337,000 decrease in working capital (other than cash). Also contributing were noncash costs (principally depreciation ($2,027,000) and equity in losses of joint ventures ($244,000)).

      Machinery and equipment was purchased totalling $560,000, principally for United Solar Ovonic's expansion ($409,000). The Company expects to spend $3,500,000 for capital expenditures in Fiscal 2004.

      The Company had contractual obligations of $49,148,000 at June 30, 2003 and $51,062,000 at September 30, 2003. In the three months ending September 30, 2003, the Company incurred additional contractual obligations of $3,800,000 for gases and stainless steel in its photovoltaic operations.

      In May 2003, ECD was awarded a subcontract by the DOE's National Renewable Energy Laboratory (NREL) to develop new solar cell manufacturing technology based on our continuous web, thin-film multijunction approach. The subcontract will provide matching funds for a research and development program aimed at lowering the manufacturing cost of solar cells. NREL will fund about $3 million of the approximately $6 million three-year, phased subcontract, with ECD providing the balance of the funds.

      In May 2003, the U.S. Air Force Research Laboratory, Kirtland AFB, NM
(AFRL), awarded United Solar Ovonic Corp. an $11.5 million, 18-month contract to develop new solar cell technology to be used in space and airship vehicles addressing defense and homeland security applications. AFRL has an option to fund the company an additional $7.8 million.

      In September 2003, ECD was awarded two new contracts by NIST. One contract is a three-year, cost-sharing contract (ECD to receive $1,972,000) for the development of new optical switching devices based on ECD's phase-change materials. The second contract is a four-year, cost-sharing contract (ECD to receive $2,645,000) with GE as the team leader for further development of ECD's roll-to-roll processing for the mass production of products such as flexible electronic paper displays, portable TV screens the size of posters, embedded sensors, solar powered cells and high-efficiency lighting devices.

      In October 2003, ECD was awarded a contract for $500,000 by the U.S. Army Tank-Automotive and Armaments Command for the development on behalf of Texaco Ovonic Hydrogen Systems of a transportable, solid-hydrogen storage and refueling system for hydrogen fuel-cell-powered, off-road military vehicles.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of September 30, 2003, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. Ovonic Battery has recorded revenues of $55,823,000 for the contracts, $3,661,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

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

      The resultant strategic alliances and joint ventures with some of the world's leading corporations listed below form the basis for advancement of the commercialization of the Company's technologies and products:

      o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for telecommunications and stationary applications. ChevronTexaco is funding an initial amount up to $178,000,000 ($110,000,000 of which has been funded as of October 31, 2003) to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract may be cancelled if mutually agreed-upon business objectives and milestones are not materially satisfied. The objectives and milestones were developed three years ago, have been modified from time to time and may no longer be relevant. One of the business objectives has not been materially satisfied and the Texaco Ovonic Battery Systems management committee has requested that the management of Texaco Ovonic Battery Systems prepare a new business and marketing plan that will guide the strategic direction of the venture and form the basis for revised business objectives. The Company recorded revenues of $1,417,000 for work performed under the contract in the three months ended September 30, 2003 and expects to record approximately $7 million in Fiscal 2004.

      o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's proprietary technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000 ($51,948,000 received through October 31, 2003), including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has recorded total revenues of $46,499,000 for work performed under the contract, $2,450,000 of which was in the three months ended September 30, 2003, and is expected to record approximately $12 million in Fiscal 2004.

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

      These strategic alliances, in addition to recent purchases of our former partners' interests in the photovoltaic and fuel cell ventures, have both near-term and long-term impacts on the Company's capital resources. While the Company was able to purchase the interests in the photovoltaic and fuel cell ventures for only $6,000,000 and $1, respectively, it is now funding 100% of the cash requirements for (i) United Solar Ovonic (after May 14, 2003), (ii) Ovonic Fuel Cell (after December 31, 2002) and (iii) Ovonic Media (after January 3,
2003). Also in connection with the purchase of Bekaert's United Solar Ovonic interests, the Company provided approximately $40 million to United Solar Ovonic to terminate the sale and leaseback agreements related to the 30MW and 5MW photovoltaic production equipment and extinguish related guarantees provided by Bekaert. As of September 30, 2003, the Company had consolidated cash, cash equivalents and short-term investments of $16,395,000 ($3,827,000 of which was restricted). The Company has recurring losses from operations and needs additional working capital to continue as a going concern. In November 2003, the Company raised a total of $27,940,000 in connection with a sale of units to institutional investors (see Note G of Notes to Consolidated Financial Statements).

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

      On July 31, 2003, the Company announced a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. Workforce reallocation and reductions of up to 20% have been implemented to meet the Company's aggressive cost-reduction targets, and business units have begun to reduce discretionary spending and other costs associated with the Company's operations. A salary freeze has been implemented and the Company's executive management team has voluntarily taken a 10% salary reduction. Additional cost-reduction initiatives will include attrition, reduced purchased services and contract employees, and lower capital expenditures. The cost-containment initiatives should be fully implemented by January 1, 2004. In aggregate, they are expected to reduce spending by approximately $20,000,000 annually. In addition, the Company is in the process of reviewing other areas for further cost-reduction initiatives.

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

      Management believes that funds generated from operations, new business agreements, equity and debt financings, new government contracts and the cost-containment initiatives described above, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $13,111,000 and $32,995,000 of these investments on September 30, 2003 and June 30, 2003, respectively, including restricted amounts of $3,827,000 at September 30, 2003 and $7,000,000 at June 30, 2003. On September
30, 2003, the investments had an average maturity of 56 days, $5,130,000 of which had maturities of 18 days to five months. On June 30, 2003, the investments had an average maturity of 292 days, $26,802,000 of which had maturities of 35 days to 31 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, one investment represents more than 10% of the portfolio at September 30, 2003. Our market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our September 30, 2003 portfolio of approximately $32,000.

Item 4.   Controls and Procedures
-------   -----------------------

      In Item 9A, Controls and Procedures of the Company's Form 10-K for the year ended June 30, 2003 the following two matters were identified as reportable conditions:

   1. Policies and procedures regarding employee conduct and acceptable business practices, including expense reporting and personal use of Company assets, were not well-documented and did not adequately communicate the Company's expectations regarding these matters.

   2. The Company was not able to meet the filing deadline for this Form 10-K because it lacked the resources to address the financial reporting related to significant and complex business transactions entered into in fiscal year 2003.

      The Company has taken the following actions to address and correct these conditions:

   1. On September 1, 2003 the Company appointed a Director of Risk Management and Internal Audit who is responsible for leading the assessment of the Company's internal controls and recommending any required changes. Additionally, the Company has retained outside professional advisors to assist in the evaluation of existing disclosure controls and procedures and provide recommendations for improvement.

   2. The Company is evaluating its resources to address its financial reporting and make appropriate changes to provide sufficient resources and time to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

   3. The Company has taken, and is continuing to take, certain actions designed to enhance its disclosure controls and procedures.

      The Board of Directors, Audit Committee and Management, established the Sarbanes-Oxley Section 404 Internal Control Committee. The Director of Risk Management and Internal Audit is the project manager for this project. This Committee will be responsible for all phases of this project, including an assessment of current internal controls, developing improvements to internal controls, testing internal controls all leading to management's assessment of internal controls effectiveness by June 30, 2004 and the Company's independent public accountants' report on such attestation of control effectiveness by management, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

      All employees have been notified of this Committee, the importance of its project and the necessity for a system of effective internal controls and compliance with these internal controls.

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. Except as discussed above, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      A.   Exhibits
           --------

        31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Chief Executive Officer's Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2  Chief Financial Officer's Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B. Reports on Form 8-K
         -------------------

      Report on Form 8-K, dated September 29, 2003, filed on October 1, 2003 reporting the filing of a Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission to extend the due date for the filing of its Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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


                                   Energy Conversion Devices, Inc.
                                   (Registrant)



                              By: /s/ Stephan W. Zumsteg
                                  ---------------------------------------------
                                  Stephan W. Zumsteg
Date: November 26, 2003           Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



                              By: /s/ Stanford R. Ovshinsky
                                  ---------------------------------------------
                                  Stanford R. Ovshinsky
Date: November 26, 2003           President and Chief Executive Officer