Form 10-Q
period 2003-12-31
ENERGY CONVERSION DEVICES INC
filed 2004-02-17
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     DECEMBER 31, 2003
                    ----------------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------------

                 Commission file number        1-8403
                                        ---------------------

                          ENERGY CONVERSION DEVICES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    DELAWARE                                            38-1749884
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    2956 Waterview Drive, Rochester Hills, Michigan                48309
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (248) 293-0440
                                                   ---------------------------

------------------------------------------------------------------------------
Former name, former address and former Fiscal year, if changed since last report

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

      As of February 13, 2004, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 24,523,001 shares of ECD's Common Stock outstanding.

                               Page 1 of 50 Pages

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.   Financial Statements
-------   --------------------

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                              December 31,                  December 31,
                                                           2003           2002           2003           2002
                                                       ---------------------------   ---------------------------
REVENUES
  Product sales                                        $  7,364,399   $  3,243,546   $ 14,063,095   $  7,055,404
  Product sales to related parties                           -           1,268,843          2,422      2,791,174
                                                       ------------   ------------   ------------   ------------
     Total product sales                                  7,364,399      4,512,389     14,065,517      9,846,578

  Royalties                                                 609,260        369,657      1,068,759        899,334

  Revenues from product development agreements            3,287,914      1,895,468      6,259,709      3,033,756
  Revenues from product development agreements
   with related parties                                   4,247,918      8,330,670      8,114,787     16,945,049
                                                       ------------   ------------   ------------   ------------
     Total revenues from product development
      agreements                                          7,535,832     10,226,138     14,374,496     19,978,805
  Revenues from license and other agreements                 25,000      3,269,114         75,000      3,419,114
  Other revenues                                             80,951         34,168        162,567         69,647
  Other revenues from related parties                        58,400         66,310        132,638        118,958
                                                       ------------   ------------   ------------   ------------
     Total other revenues                                   139,351        100,478        295,205        188,605
                                                       ------------   ------------   ------------   ------------
      TOTAL REVENUES                                     15,673,842     18,477,776     29,878,977     34,332,436

EXPENSES
  Cost of product sales                                   9,006,021      5,475,255     17,975,287     10,295,590
  Cost of revenues from product development agreements    7,006,575      9,380,534     13,130,191     18,882,763
  Product development and research                        4,866,096      4,718,173     12,666,219      8,580,450
  Patent defense (net)                                    3,360,077        668,914      5,471,057        908,299
  Patents                                                   435,285        504,246        955,674      1,173,358
  Selling, general and administrative (net)               4,086,888      1,766,215      7,180,394      4,915,876
                                                       ------------   ------------   ------------   ------------
      TOTAL EXPENSES                                     28,760,942     22,513,337     57,378,822     44,756,336
                                                       ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                    (13,087,100)    (4,035,561)   (27,499,845)   (10,423,900)

OTHER INCOME (EXPENSE)
  Interest income                                           256,787      1,050,237        572,928      2,090,435
  Interest expense                                         (593,049)      (122,338)      (835,737)      (249,610)
  Equity in losses of joint ventures                       (303,699)    (2,870,380)      (548,081)    (3,733,935)
  Minority interest share of losses                          -             212,053         -             755,079
  Gain (loss) on sales of investments                        55,266        (59,756)       364,416        102,002
  Other nonoperating income (net)                           255,370         46,348        248,311         28,513
                                                       ------------   ------------   ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)                          (329,325)    (1,743,836)      (198,163)    (1,007,516)
                                                       ------------   ------------   ------------   ------------
  NET LOSS BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                      (13,416,425)    (5,779,397)   (27,698,008)   (11,431,416)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                -              -              -           2,215,560
                                                       ------------   ------------   ------------   ------------
  NET LOSS                                             $(13,416,425)  $ (5,779,397)  $(27,698,008)  $ (9,215,856)
                                                       ============   ============   ============   ============

  BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           $       (.57)  $       (.26)  $      (1.22)  $       (.52)

  BASIC NET LOSS PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 -              -              -                 .10
                                                       ------------   ------------   ------------   ------------

  BASIC NET LOSS PER SHARE                             $       (.57)  $       (.26)  $      (1.22)  $       (.42)
                                                       ============   ============   ============   ============

  DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           $       (.57)  $       (.26)  $      (1.22)  $       (.52)

  DILUTED NET LOSS PER SHARE FOR CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 -              -              -                 .10
                                                       ------------   ------------   ------------   ------------
  DILUTED NET LOSS PER SHARE                           $       (.57)  $       (.26)  $      (1.22)  $       (.42)
                                                       ============   ============   ============   ============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                     December 31,    June 30,
                                                         2003          2003
                                                     ------------  ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash, including cash equivalents of $14,781,000
    at December 31, 2003 and $6,193,000 at June 30,
    2003 ($1,600,000 of which is restricted at
    December 31, 2003 and $2,000,000 of which is
    restricted at June 30, 2003)                     $ 16,898,399  $  8,567,261
  Short-term investments (including restricted
    investments of $5,000,000 at June 30, 2003)         7,978,076    26,801,506
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately $265,000
    at December 31, 2003 and at June 30, 2003)         12,801,790    10,520,719
  Accounts receivable due from related parties          4,167,137     6,977,280
  Note receivable                                      12,000,000    11,629,489
  Inventories                                          15,026,537    12,448,172
  Other                                                 1,508,431     1,017,659
                                                     ------------  ------------
      TOTAL CURRENT ASSETS                             70,380,370    77,962,086

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                              267,000       267,000
  Buildings and improvements                           14,251,399    13,982,830
  Machinery and other equipment                        75,059,589    75,587,068
  Capitalized leases                                   10,000,000    10,000,000
                                                     ------------  ------------
                                                       99,577,988    99,836,898
   Less accumulated depreciation and amortization     (32,305,659)  (29,137,648)
                                                     ------------  ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT              67,272,329    70,699,250

Investment in Rare Earth Ovonic-China                   1,710,000     1,710,000

INVESTMENT IN JOINT VENTURES
   Ovonyx                                                  96,139       594,220
   Texaco Ovonic Battery Systems                           -             -
   Texaco Ovonic Hydrogen Systems                          -             -
   ITS Innovative Transportation Systems                   -             -
   Ovonic Media                                            -             -
OTHER ASSETS                                            3,774,900     2,729,094
                                                     ------------  ------------
      TOTAL ASSETS                                   $143,233,738  $153,694,650
                                                     ============  ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

                                                     December 31,    June 30,
                                                         2003          2003
                                                     ------------  ------------
                                                     (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $ 11,580,360  $ 18,608,052
  Accounts payable and accrued expenses - related
    parties                                                27,066        -
  Salaries, wages and amounts withheld from
    employees                                           3,405,577     4,574,357
  Deferred revenues under business agreements           3,216,545     5,089,597
  Deferred revenues - related parties                      30,453        36,972
  Current installments on long-term liabilities        12,292,153    11,858,378
                                                     ------------  ------------
         TOTAL CURRENT LIABILITIES                     30,552,154    40,167,356

LONG-TERM LIABILITIES                                  10,178,191    10,187,127

NONREFUNDABLE ADVANCE ROYALTIES                         3,487,268     3,507,995
                                                     ------------  ------------
         TOTAL LIABILITIES                             44,217,613    53,862,478

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares               2,199         2,199
    Class B Convertible Common Stock,
      par value $0.01 per share:
        Authorized, issued and
          outstanding - 430,000 shares                      4,300         4,300

    Common Stock, par value $0.01 per share:
      Authorized - 30,000,000 shares
      Issued & outstanding - 23,947,522 shares at
        December 31, 2003 and 21,252,207 shares at
        June 30, 2003                                     239,475       212,522
  Additional paid-in capital                          411,858,512   384,987,156
  Accumulated deficit                                (312,090,119) (284,392,111)
  Accumulated other comprehensive income                  189,498       546,646
  Unearned compensation on Class B Convertible
    Common Stock                                       (1,187,740)   (1,528,540)
                                                     ------------  ------------
         TOTAL STOCKHOLDERS' EQUITY                    99,016,125    99,832,172
                                                     ------------  ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $143,233,738  $153,694,650
                                                     ============  ============

See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                       Six Months Ended
                                                                         December 31,
                                                                     2003            2002
                                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                       $(27,698,008)   $ (9,215,856)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      License agreement (exchange for debt and related interest)       -           (3,269,114)
      Depreciation and amortization                                 4,093,802       1,422,897
      Amortization of premium/discount on investments                  73,083         325,899
      Equity in losses of joint ventures                              548,081       3,733,935
      Changes in nonrefundable advance royalties                      (20,727)       (100,093)
      Stock and stock options issued for services rendered            376,800         393,000
      Loss (gain) on sales of investments                            (364,416)         -
      Loss on sale of property, plant and equipment                    11,393          -
      Amortization of deferred gain                                    -              (69,594)
      Minority interest                                                -             (755,079)
      Cumulative effect of change in accounting principle              -           (2,215,560)
      Retirement liability                                            153,516         144,122
      Other                                                            -               34,830
  Changes in working capital:
      Accounts receivable                                          (2,281,071)      3,127,463
      Accounts and note receivable due from related parties         2,810,143       4,483,530
      Inventories                                                  (2,578,365)       (524,958)
      Other assets                                                 (1,536,578)        (32,355)
      Accounts payable and accrued expenses                        (8,196,472)        (55,327)
      Accounts payable and accrued expenses - related parties          27,066         544,766
      Deferred revenues under business agreements                  (1,873,052)      8,673,002
      Deferred revenues - related parties                              (6,519)     (2,203,753)
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         (36,461,324)      4,441,755

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                     (809,350)     (5,304,057)
      Advances to Bekaert ECD Solar Systems                            -           (1,857,156)
      Advance to ITS Innovative Transportation Systems                 -           (2,000,000)
      Investment in Ovonyx                                            (50,000)     (1,000,000)
      Purchases of investments                                     (7,978,076)    (23,520,621)
      Sales of investments                                         26,661,685      11,044,852
      Proceeds from sale of property, plant and equipment             131,076          23,000
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                17,955,335     (22,613,982)

FINANCING ACTIVITIES:
  Principal payments under short-term and long-term debt
    obligations and capitalized lease obligations                     (99,188)     (1,088,985)
  Proceeds from sale of stock upon exercise of stock options           24,451          -
  Proceeds from sale of stock and warrants net of expenses         26,837,858          -
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                26,763,121      (1,088,985)
                                                                 ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     74,006          -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                8,331,138     (19,261,212)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    8,567,261      42,221,015
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 16,898,399    $ 22,959,803
                                                                 ============    ============


See notes to consolidated financial statements.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                           2003         2002
                                                        ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid for interest                                  $ 835,737     $ 249,610

The Company's noncash investing and
  financing activities were as follows:

    Short-term and long-term note receivable -
      United Solar Ovonic LLC                             370,511       348,566

    Short-term and long-term note payable -
      Canon                                              (370,511)     (348,566)

    Debt principal exchanged for license - United Solar
      Ovonic/Canon                                                    2,500,000

    Accounts Payable and Accrued Expenses - Accrued
      interest on United Solar Ovonic/Canon debt                        769,114






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

      In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K (which is available on the Company's website www.ovonic.com).

      The results of operations for the three-month and six-month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (see Note B).

Nature of Business
------------------

      Energy Conversion Devices, Inc. (ECD) is a multidisciplinary business, scientific, technical and manufacturing organization to commercialize products based on its technologies. Its activities range from product development to manufacturing and selling products, as well as designing and building production machinery with an emphasis on alternative energy and advanced information technologies.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD and its 100%-owned thin-film amorphous silicon photovoltaic manufacturing and sales subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14, 2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as United Solar Ovonic) (see Note E) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic(R) nickel metal hydride (NiMH) battery technology (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has five major investments accounted for using the equity method: (i) Texaco Ovonic Battery Systems LLC, a joint venture between Ovonic Battery and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell the Company's proprietary NiMH batteries for transportation and stationary applications; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and a unit of ChevronTexaco, each having 50% interest in the joint venture, to further develop and commercialize Ovonic(TM) solid hydrogen storage technology; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to further develop and commercialize ECD's Ovonic Unified Memory(TM) (OUM(TM)) technology; (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD, formed to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for ultra-high-speed manufacture of optical media products; and (v) ITS Innovative Transportation Systems A.G. (ITS), a German company beneficially owned 30% by ECD, formed to manufacture battery-powered electric vehicles. Also, ECD has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery). See Note E for discussions of all of the Company's ventures.

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

Other Nonoperating Income
-------------------------

      Other nonoperating income-net consists of gains and losses on sales of property, plant and equipment, amortization of deferred gains, rental income, and other miscellaneous income.

Recent Pronouncements
---------------------

      In April 2003, the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments. The Company implemented this Statement on July 1, 2003. The adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Financings and Liquidity
---------------------------------

      Since July 2003, the Company has implemented a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. The Company has met these initiatives through the following actions taken:

      o Reductions in staffing by 15% at ECD and Ovonic Battery through reallocation and reductions ($4,500,000 in annual savings).

      o Changes in the healthcare benefit program ($2,200,000 in annual savings).

      o A salary freeze for all ECD and Ovonic Battery employees and a 10% salary reduction by the executive management team ($1,900,000 in annual savings).

      o   Reduced purchased services and contract employees.

      o   Lower capital expenditures.

      These cost-containment initiatives were fully implemented by January 1, 2004 and are expected to result in total savings of $19 million annually. The Company is reviewing other areas for cost reduction, as well as organizational changes to improve administrative and operating efficiencies.

      In November 2003, the Company received $27,868,000 in connection with stock purchase agreements with respect to an offering of 2,692,915 units of its securities to a group of three institutional investors at an average price per unit of $10.35 based upon the closing price of ECD Common Stock plus $.125. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

      On January 12, 2004, the Company received $5,593,000 in connection with an additional rights agreement from two of the institutional investors (see Note M - Subsequent Event).

      Nolan Securities Corporation acted as placement agent and was paid $978,000 and issued 79,828 warrants on the same terms as the warrants issued in the unit offering. ECD filed a registration statement (related to the November sales of stock and warrants) on Form S-1 with the Securities and Exchange Commission on December 23, 2003 for the resale of the shares issued and the shares issuable upon exercise of the warrants, which was declared effective on January 8, 2004.

      Certain members of management agreed to the suspension of the exercise of their stock options until additional authorized shares are made available to allow that a sufficient
                                       10

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE B - Financings and Liquidity (Continued)
---------------------------------------------

number of authorized but unissued shares of Common Stock be available for issuance to the investors in the offering.

      The Company will use these proceeds for working capital and to support its development and other operating activities.

      The Company is engaged in a number of negotiations and discussions to fund its operations, including raising additional capital through equity and debt financings and forming new strategic alliances to fund and grow its photovoltaic and other businesses. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its development activities. The Company is presently in negotiations and discussions with third parties to refinance the 30MW equipment. The Company obtained an independent appraisal of the 30MW equipment that valued it higher than the $67 million equipment cost. (See Management's Discussion and Analysis of Financial Condition on Liquidity and Capital Resources.)

NOTE C - Accounts Receivable
----------------------------

                                                    December 31,     June 30,
                                                        2003           2003
                                                    ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Amounts billed to customers
           Commercial customers                      $   564,598    $   564,598

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
           U.S. Government                             1,069,076        698,634
           Commercial customers                           63,856          9,060
                                                     -----------    -----------
                                                       1,132,932        707,694
      Amounts billed
           U.S. Government                             1,603,145      1,773,824

Amounts unbilled for other than long-term contracts
           Commercial customers                        1,873,913      1,892,532

Amounts billed for other than long-term contracts
           Commercial customers                        7,892,202      5,847,071

Allowance for uncollectible accounts                    (265,000)      (265,000)
                                                     -----------    -----------
                 TOTAL                               $12,801,790    $10,520,719
                                                     ===========    ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect rates. Certain contracts have been

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,947 are included in long-term other assets at December 31, 2003 and June 30, 2003. Most U.S. government contracts remain subject to audit.

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                    December 31,     June 30,
                                                        2003           2003
                                                    ------------   ------------
Amounts earned which are billed in the
  subsequent month on long-term contracts
     ChevronTexaco Technology Ventures               $  125,549      $   -
     Texaco Ovonic Battery Systems                      723,014       2,072,138
     Texaco Ovonic Hydrogen Systems                     660,587       1,603,147
                                                     ----------      ----------
            Sub-total                                 1,509,150       3,675,285

  Amounts billed
     Texaco Ovonic Battery Systems                    2,136,741       3,221,059
     Texaco Ovonic Hydrogen Systems                     259,824          -
                                                     ----------      ----------
            Sub-total                                 2,396,565       3,221,059

  Other unbilled
     Ovonyx                                              12,680             412

 Other billed
     ChevronTexaco Technology Ventures                  223,390           5,721
     Ovonyx                                              11,300          48,053
     Texaco Ovonic Battery Systems                       14,052          18,386
     Texaco Ovonic Hydrogen Systems                      -                8,364
                                                     ----------      ----------
            Sub-total                                   248,742          80,524
                                                     ----------      ----------
            TOTAL                                    $4,167,137      $6,977,280
                                                     ==========      ==========

Short-Term Note Receivable
--------------------------

      In connection with N.V. Bekaert S.A. and its U.S.-based subsidiary's (Bekaert) investment in United Solar Ovonic Corp. and United Solar Ovonic LLC in April 2000: (1) Bekaert was obligated to invest an additional $12,000,000 in United Solar Ovonic LLC no later than January 1, 2004, (2) United Solar Ovonic LLC was required to pay ECD $12,000,000 no later than January 1, 2004, and (3) ECD was required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004. These noninterest-bearing notes were recorded in April 2000 at a discounted value of $9,500,000 (using a discount rate of 6.3%). In connection with the purchase of Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp. on May 14, 2003, and while ECD continues to be contractually obligated to pay Canon, Bekaert agreed to pay the

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

$12,000,000 directly to Canon, which, when made, will satisfy Bekaert's obligation to United Solar Ovonic LLC and ECD's obligation to Canon. On January 2, 2004, Bekaert paid the $12,000,000 to Canon in full satisfaction of ECD's obligation to Canon.

NOTE D - Inventories
--------------------

      Inventories for United Solar Ovonic Corp., United Solar Ovonic LLC and Ovonic Battery are as follows:

                                 December 31,      June 30,
                                     2003            2003
                                 -------------   -------------

         Finished products        $ 5,320,128     $ 5,282,156
         Work in process            3,845,506       1,825,839
         Raw materials              5,860,903       5,340,177
                                  -----------     -----------
                                  $15,026,537     $12,448,172
                                  ===========     ===========

NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar Ovonic

      On May 14, 2003, ECD acquired Bekaert's 19% interest in United Solar Ovonic Corp. and 60% interest in United Solar Ovonic LLC (bringing the Company's interest in each of these joint ventures to 100%) for $6 million ($4 million paid at closing and $2 million paid on December 22, 2003). Additionally, the Company provided $40 million to United Solar Ovonic LLC to terminate its sale-and-leaseback arrangement with LaSalle National Leasing Corporation and another financial institution and, as a result, freed up the $25 million of Company funds that had been restricted in support of its guarantee of the LaSalle lease. Bekaert retained rights from United Solar Ovonic for its technologies outside the field of photovoltaics and rights limited to build sputtering machines outside the field of triple-junction photovoltaics. In addition, Bekaert assigned to ECD its $12.2 million note receivable for its bridge loans to United Solar Ovonic LLC.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonyx

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD recorded its $1,000,000 investment in Ovonyx and accounts for this investment on the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,000,000 investment. In the three months and six months ended December 31, 2003, ECD recorded an equity loss of $304,000 and $548,000, respectively, related to its investment in Ovonyx; in the three months and six months ended December 31, 2002, ECD recorded an equity loss of $280,000.

      ECD recorded revenues from Ovonyx of $34,000 and $71,000, for the three months and six months ended December 31, 2003 representing services provided to this joint venture. For the three months and six months ended December 31, 2002, ECD recorded revenues of $41,000 and $86,000, respectively.

Texaco Ovonic Battery Systems

      In July 2001, ChevronTexaco bought General Motors' interest in GM Ovonic L.L.C., a joint venture of Ovonic Battery. ChevronTexaco will invest up to $178,000,000 ($118,000,000 of which has been received as of December 31, 2003) in the venture, renamed Texaco Ovonic Battery Systems LLC. Ovonic Battery contributed additional technology. Texaco Ovonic Battery Systems is owned 50% by Ovonic Battery and 50% by a unit of ChevronTexaco.

      The Company recorded revenues from Texaco Ovonic Battery Systems of $1,935,000 and $3,351,000 for the three months and six months ended December 31, 2003, respectively, and $2,754,000 and $5,465,000 for the three months and six months ended December 31, 2002, respectively, for services performed on behalf of Texaco Ovonic Battery Systems (primarily for advanced product development and market development work). The Company recorded revenues of zero and $2,000 for the three months and six months ended December 31, 2003, respectively, and $16,000 and $39,000 for the three months and six months ended December 31, 2002, respectively, for products sold to Texaco Ovonic Battery Systems.

      The Company also recorded revenues from Texaco Ovonic Battery Systems of $45,000 and $90,000 for each of the three months and six months ended December 31, 2003 and 2002, respectively, for rent of a portion of one of the Company's facilities.

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                   TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY

                              STATEMENTS OF OPERATIONS
                              ------------------------

                                           Three Months Ended             Six Months Ended
                                              December 31,                  December 31,
                                          2003           2002           2003           2002
                                      ------------   ------------   ------------   ------------
Revenues
  Product Sales                       $    367,190   $    150,903   $    554,164   $    173,495
  Other Revenues                         1,682,927        736,310      2,009,989        736,310
                                      ------------   ------------   ------------   ------------
       Total Revenues                    2,050,117        887,213      2,564,153        909,805

Expenses
  Research and Development costs         5,397,557      5,115,719      8,685,404      9,065,636
  Other Expenses                         3,669,179      4,172,749      7,666,240      7,704,252
                                      ------------   ------------   ------------   ------------
       Total Expenses                    9,066,736      9,288,468     16,351,644     16,769,888
                                      ------------   ------------   ------------   ------------
Net Loss                              $ (7,016,619)  $ (8,401,255)  $(13,787,491)  $(15,860,083)
                                      ============   ============   ============   ============

                   TEXACO OVONIC BATTERY SYSTEMS LLC AND SUBSIDIARY

                                      BALANCE SHEETS
                                      --------------

                                                   December 31,     June 30,
                                                       2003           2003
                                                  -------------  ------------
Current Assets:
   Cash and Equivalents                           $  3,832,801   $  6,849,235
   Accounts Receivable                                 821,626        145,972
   Inventory                                         2,682,200      2,503,650
                                                  ------------   ------------
         Total Current Assets                        7,336,627      9,498,857
Property, Plant and Equipment                       32,088,845     30,496,884

Less Accumulated Depreciation                       (4,611,693)    (3,311,109)
                                                  ------------   ------------
Net Property, Plant and Equipment                   27,477,152     27,185,775
Other Assets                                           134,914         85,180
                                                  ------------   ------------
         Total Assets                             $ 34,948,693   $ 36,769,812
                                                  ============   ============

Liabilities and Members' Equity
   Current Liabilities:
      Amounts Due to Related Parties, Net         $  2,740,773   $  4,639,003
      Accounts Payable                               2,772,020      4,910,191
      Short-term Deferred Revenues                     583,773         -
                                                  ------------   ------------
         Total Current Liabilities                   6,096,566      9,549,194

Members' Equity                                     28,852,127     27,220,618
                                                  ------------   ------------
         Total Liabilities and Members' Equity    $ 34,948,693   $ 36,769,812
                                                  ============   ============

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and ChevronTexaco formed Texaco Ovonic Hydrogen Systems. ChevronTexaco is funding $104,000,000 ($54,298,000 of which was received as of December 31, 2003) for initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic(TM) hydrogen storage technology. The joint venture is owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.

                          TEXACO OVONIC HYDROGEN SYSTEMS LLC

                               STATEMENTS OF OPERATIONS
                               ------------------------

                                        Three Months Ended             Six Months Ended
                                           December 31,                  December 31,
                                       2003           2002           2003           2002
                                   ------------   ------------   ------------   ------------
Revenues
   Other Income                    $     2,668    $     1,944    $     5,123    $     2,075

Expenses
   Product Development - Paid or
      Payable to ECD                 1,476,574      3,148,048      3,993,551      6,238,408
   Product Development - Paid or
      Payable to ChevronTexaco          _             448,518        275,974        774,876
   Depreciation Expense                625,361        355,040      1,236,495        684,610
   Loss on Disposal of Assets           44,000         _              44,000         _
                                   -----------    -----------    -----------    -----------
         Total Expenses              2,145,935      3,951,606      5,550,020      7,697,894
                                   -----------    -----------    -----------    -----------
Net Loss                           $(2,143,267)   $(3,949,662)   $(5,544,897)   $(7,695,819)
                                   ===========    ===========    ===========    ===========

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          TEXACO OVONIC HYDROGEN SYSTEMS LLC

                                    BALANCE SHEETS
                                    --------------

                                                     December 31,    June 30,
                                                        2003           2003
                                                    -------------  -------------
   Current Assets:
      Cash and Equivalents                          $ 1,277,854    $ 1,742,437
      Accounts Receivable                                10,746         10,746
                                                    -----------    -----------
            Total Current Assets                      1,288,600      1,753,183
   Property, Plant and Equipment                      9,683,672      9,501,712
   Less Accumulated Depreciation and Amortization    (3,792,923)    (2,556,428)
                                                    -----------    -----------
         Net Property, Plant and Equipment            5,890,749      6,945,284
                                                    -----------    -----------
            Total Assets                            $ 7,179,349    $ 8,698,467
                                                    ===========    ===========

   Current Liabilities:
      Amount Due to Related Parties, Net            $   186,225    $ 2,130,446
      Deferred Revenue                                   85,257         15,257
                                                    -----------    -----------
            Total Current Liabilities                   271,482      2,145,703

   Noncurrent Liabilities
      Deferred Revenue                                  112,000        112,000

   Members' Equity                                    6,795,867      6,440,764
                                                    -----------    -----------
            Total Liabilities and Members' Equity   $ 7,179,349    $ 8,698,467
                                                    ===========    ===========

      During the three months and six months ended December 31, 2003, the Company recorded revenues of $2,313,000 and $4,764,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work. During the three months and six months ended December 31, 2002, the Company recorded revenues of $3,270,000 and $6,744,000, respectively.

Ovonic Media

      For the three months and six months ended December 31, 2002, the Company recorded revenues of $272,000 and $605,000, respectively, for services provided to this joint venture for advanced product development work. GE informed the Company that additional funding after January 3, 2003 was suspended. GE and ECD have been discussing as how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are trying to secure a partner that is a leader in this industry to facilitate the commercialization of our technology. In the interim, ECD is directly funding continued product development activities for this technology at a reduced level.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, hydrogen storage alloy powders, advanced Ovonic(TM) nickel hydroxide materials and production equipment, all for battery applications for NiMH batteries. As of December 31, 2003, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of December 31, 2003, Ovonic Battery has received payments totaling $59,484,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $159,000 and $1,889,000 for the three months and six months ended December 31, 2003, respectively, and $2,922,000 and $6,505,000 for the three months and six months ended December 31, 2002, respectively.

Ovonic Fuel Cell

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

      During the three months and six months ended December 31, 2003, the Company did not record any revenue for services provided to this joint venture. For the three months and six months ended December 31, 2002, the Company recorded revenues of $1,922,000 and $3,942,000, respectively.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE F - Liabilities
--------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2003 and 2002:

                                                      December 31,
                                                  2003            2002
                                              ------------    ------------

    Liability beginning of the period         $ 2,990,661     $ 2,489,024
    Amounts accrued for as warranty costs
       for the six-month period (net)          (1,234,927)*         7,981
    Warranty claims                              (130,000)         -
                                              -----------     -----------
    Liability at December 31                  $ 1,625,734     $ 2,497,005
                                              ===========     ===========

      * During the six months ended December 31, 2003, the Company revised its estimated warranty liability (primarily on its Rare Earth Ovonic contract), based upon its recent experience, and recorded a reduction in this liability.


      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) and at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 1998 for United Solar Ovonic and the years ended June 30, 2000 and June 30, 2001 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company, together with its government consultants, is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,757,000 at December 31, 2003 related to these issues.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE G - Nonrefundable Advance Royalties
----------------------------------------

      At December 31, 2003 and June 30, 2003, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                 December 31,     June 30,
                                     2003           2003
                                 -----------    -----------
         Battery                 $ 1,560,902    $ 1,560,902
         Optical memory            1,926,366      1,947,093
                                 -----------    -----------
                                 $ 3,487,268    $ 3,507,995
                                 ===========    ===========

      Creditable royalties earned and recognized as revenue were:

                                         Period Ended
                                         December 31,
                                     2003           2002
                                 ------------   ------------
         Three months ended      $  12,202      $    45,038
         Six months ended        $  20,727      $   100,093


      There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements, and License and Other Agreements
--------------------------------------------

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

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements, and License and Other Agreements (Continued)
--------------------------------------------------------

      A summary of all of the Company's revenues follows:

                                             Three Months Ended           Six Months Ended
                                                December 31,                 December 31,
                                             2003          2002           2003          2002
                                         ------------  ------------   ------------  ------------
   Product sales
        Photovoltaics                    $ 6,633,927   $    -         $11,355,254   $    -
        Machine building, machine
          division and equipment sales       238,916     3,128,091      1,968,796     6,711,037
        Battery packs                         -             -               8,000           578
        Nickel hydroxide and metal
          hydride materials                  491,556       115,455        731,045       343,789
                                         -----------   -----------    -----------   -----------
                                           7,364,399     3,243,546     14,063,095     7,055,404
                                         -----------   -----------    -----------   -----------
   Product sales-related parties
        Photovoltaics                         -          1,087,657         -          2,361,362
        Machine building                      -            165,202         -            304,684
        Battery packs                         -             -              -             86,363
        Nickel hydroxide and metal
          hydride materials                   -             15,984          2,422        38,765
                                         -----------   -----------    -----------   -----------
                                              -          1,268,843          2,422     2,791,174
                                         -----------   -----------    -----------   -----------
   Total product sales                   $ 7,364,399   $ 4,512,389    $14,065,517   $ 9,846,578
                                         ===========   ===========    ===========   ===========

   Royalties
        Battery technology               $   595,887   $   359,553    $ 1,046,315   $   879,380
        Optical memory                        13,373        10,104         22,444        19,954
                                         -----------   -----------    -----------   -----------
   Total royalties                       $   609,260   $   369,657    $ 1,068,759   $   899,334
                                         ===========   ===========    ===========   ===========

   Revenues from product
     development agreements
        Photovoltaics                    $ 2,560,225   $   654,637    $ 5,092,349   $ 1,263,353
        Battery technology                   473,564     1,167,763        894,558     1,662,604
        Optical memory                       121,076        36,411        121,076        36,411
        Hydrogen                             133,049        -             133,049        -
        Other                                 -             36,657         18,677        71,388
                                         -----------   -----------    -----------   -----------
                                           3,287,914     1,895,468      6,259,709     3,033,756
                                         -----------   -----------    -----------   -----------
   Revenues from product development
     agreements - related parties
        Battery technology                 1,934,552     2,754,404      3,351,086     5,465,249
        Optical memory                        -            272,491         -            604,670
        Hydrogen                           2,313,366     3,381,309      4,763,701     6,932,973
        Fuel cells                            -          1,922,466         -          3,942,157
                                         -----------   -----------    -----------   -----------
                                           4,247,918     8,330,670      8,114,787    16,945,049
                                         -----------   -----------    -----------   -----------
   Total revenues from product
     development agreements              $ 7,535,832   $10,226,138    $14,374,496   $19,978,805
                                         ===========   ===========    ===========   ===========

   License and other agreements
        Battery technology               $    25,000   $    -         $    75,000   $   150,000
        Photovoltaics                         -          3,269,114         -          3,269,114
                                         -----------   -----------    -----------   -----------
   Total license and other agreements    $    25,000   $ 3,269,114    $    75,000   $ 3,419,114
                                         ===========   ===========    ===========   ===========


                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements, and License and Other Agreements (Continued)
--------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                            Three Months Ended           Six Months Ended
                                December 31,               December 31,
                            2003          2002           2003          2002
                         -----------   -----------    -----------   -----------

       United States     $10,954,112   $10,734,316    $21,781,682   $20,857,648
       China                 125,460     2,931,650      1,914,046     6,574,547
       Germany             1,618,282        -           1,723,996        -
       Luxembourg            953,954        -           1,096,727        -
       Japan                 523,203     3,632,776        891,054     4,065,593
       Hong Kong             538,538        -             808,150        -
       Australia             196,530        -             419,148        -
       United Kingdom        310,890        -             380,313        -
       Canada                 60,245        -             188,645        -
       Taiwan                122,184        -             122,184        -
       Kenya                  74,215        -             110,903        -
       Mexico                 -          1,087,657         -          2,361,362
       Other                 196,229        91,377        442,129       473,286
                         -----------   -----------    -----------   -----------
                         $15,673,842   $18,477,776    $29,878,977   $34,332,436
                         ===========   ===========    ===========   ===========

NOTE I - Other Comprehensive Income (Loss)
------------------------------------------

      The Company's total comprehensive loss was as follows:


                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------

Net Loss                                 $(13,416,425)   $ (5,779,397)   $(27,698,008)   $ (9,215,856)

OTHER COMPREHENSIVE INCOME
  (LOSS) (net of taxes):
    Unrealized holding gains
      arising during period                    -              183,608          -              774,252
    Less: reclassification adjustments
      for gains realized in net income         68,053         (27,851)        431,153          (4,751)
                                         ------------    ------------    ------------    ------------
Net unrealized gains (losses)                 (68,053)        211,459        (431,153)        779,003

Foreign currency translation adjustments      126,591          -               74,005          -
                                         ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                       $(13,357,887)   $ (5,567,938)   $(28,055,156)   $ (8,436,853)
                                         ============    ============    ============    ============

NOTE J - Stock Options
----------------------

      Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for the three and six months ended December 31, 2003 and 2002 would have increased as follows:

                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------

 Net Loss, as reported                   $(13,416,425)   $ (5,779,397)   $(27,698,008)   $ (9,215,856)

 Add:
 Total stock-based compensation
   expense determined under fair
   value based method, net of tax             899,837       1,392,401       2,008,667       2,489,862
                                         ------------    ------------    ------------    ------------
 Pro-forma net loss                      $(14,316,262)   $ (7,171,798)   $(29,706,675)   $(11,705,718)
                                         ============    ============    ============    ============

 Loss per share:
   Basic - as reported                   $       (.57)   $       (.26)   $      (1.22)   $       (.42)
   Basic - pro forma                     $       (.61)   $       (.33)   $      (1.31)   $       (.53)
   Diluted - as reported                 $       (.57)   $       (.26)   $      (1.22)   $       (.42)
   Diluted - pro forma                   $       (.61)   $       (.33)   $      (1.31)   $       (.53)

                                       23

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE K - Basic and Diluted Net Loss Per Share
---------------------------------------------

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

                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------

Weighted average number of shares
  outstanding                              23,480,898      21,898,995      22,691,678      21,898,945

Net loss before cumulative effect of
  change in accounting principle         $(13,416,425)   $ (5,779,397)   $(27,698,008)   $(11,431,416)

Cumulative effect of change in
  accounting principle                         -               -               -            2,215,560
                                         ------------    ------------    ------------    ------------
Net loss                                 $(13,416,425)   $ (5,779,397)   $(27,698,008)   $ (9,215,856)
                                         ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER
 SHARE BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE       $       (.57)   $       (.26)   $      (1.22)   $       (.52)
                                         ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE     $       (.57)   $       (.26)   $      (1.22)   $       (.42)
                                         ============    ============    ============    ============


      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (benefit) for both the basic net loss per share and the diluted net loss per share for the six months ended December 31, 2002.

      Due to the Company's net losses, 2003 and 2002 total weighted average shares of potential dilutive securities of 2,512,393 and 2,878,802, respectively, were excluded from the calculations of diluted net loss per share as inclusion of these securities would have been antidilutive to the net loss per share.

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

                    Notes to Consolidated Financial Statements

NOTE L - Business Segments (Continued)
--------------------------------------

      The Company's operations by business segment were as follows:

                          Financial Data by Business Segment
                          ----------------------------------
                                     (in thousands)

                                                             United Solar   Consolidating
                                  ECD       Ovonic Battery      Ovonic         Entries      Consolidated
                              -----------   --------------   ------------   -------------   -------------
Revenues
    Three months ended
      December 31, 2003         $  3,806       $  3,688        $  8,918      $    (738)       $ 15,674
      December 31, 2002            7,236          7,337           4,886           (981)         18,478

    Six months ended
      December 31, 2003         $  7,553       $  8,006        $ 15,858      $  (1,538)       $ 29,879
      December 31, 2002           13,816         15,135           6,688         (1,307)         34,332

Interest Income
    Three months ended
      December 31, 2003         $    972       $   -           $     (7)     $    (708)       $    257
      December 31, 2002            1,028           -                 22           -              1,050

    Six months ended
      December 31, 2003         $  1,509       $   -           $      7      $    (943)       $    573
      December 31, 2002            2,045           -                 45           -              2,090

Interest Expense*
    Three months ended
      December 31, 2003         $    189       $   -           $  1,053      $    (649)       $    593
      December 31, 2002             -                24              99           -                123

    Six months ended
      December 31, 2003         $    373       $   -           $  2,081      $  (1,618)       $    836
      December 31, 2002             -                53             197           -                250

Operating Income (Loss)
    Three months ended
      December 31, 2003         $ (3,842)      $ (7,004)       $ (2,240)     $      (1)       $(13,087)
      December 31, 2002           (5,217)        (1,498)          1,832            847          (4,036)

    Six months ended
      December 31, 2003         $ (9,023)      $(13,115)       $ (5,525)     $     163        $(27,500)
      December 31, 2002          (11,065)        (2,990)            559          3,072         (10,424)

--------------

* Excludes intercompany interest between ECD and Ovonic Battery.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    Notes to Consolidated Financial Statements

NOTE L - Business Segments (Continued)
--------------------------------------

                                                             United Solar   Consolidating
                                  ECD       Ovonic Battery      Ovonic         Entries      Consolidated
                              -----------   --------------   ------------   -------------   -------------

Equity in Net Loss of Investees
 Under Equity Method
    Three months ended
      December 31, 2003         $   (304)      $   -           $    (37)     $      37        $   (304)
      December 31, 2002             (480)          -             (2,547)           157          (2,870)

    Six months ended
      December 31, 2003         $   (548)      $   -           $    (37)     $      37        $   (548)
      December 31, 2002             (642)          -             (3,404)           312          (3,734)

Depreciation Expense
    Six months ended
      December 31, 2003         $  1,120       $    355        $  2,619      $    -           $  4,094
      December 31, 2002              800            570             849           (796)          1,423

Capital Expenditures
    Six months ended
      December 31, 2003         $    149       $     89        $    571      $    -           $    809
      December 31, 2002            4,955            316              33           -              5,304

Investments and Advances to
     Equity Method Investees
      December 31, 2003         $     96       $   -           $   -         $    -           $     96
      December 31, 2002            5,643           -             26,036           -             31,679

Identifiable Assets
      December 31, 2003         $140,970       $  9,206        $115,613      $(122,555)       $143,234
      December 31, 2002          166,071          9,632          20,891        (12,566)        184,028



NOTE M - Subsequent Event
-------------------------

        On January 12, 2004, the Company received $5,593,000 in connection with stock purchase agreements with respect to an offering of 573,339 units of its securities to two institutional investors at a price per unit of $9.755. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ----------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

     o we need to obtain debt or additional equity financing to continue to operate our business and financing may be unavailable, reduce our stock price or be available only on disadvantageous terms;

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

                              Results of Operations
Overview
--------

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

      The Company had a net loss of $13,416,000 on revenues of $15,674,000 in the three months ended December 31, 2003 compared to a net loss of $5,779,000 on revenues of $18,478,000 in the three months ended December 31, 2002. The Company had a net loss of $27,698,000 on revenues of $29,879,000 in the six months ended December 31, 2003 compared to a net loss of $9,216,000 on revenues of $34,332,000 in the six months ended December 31, 2002.

      The $7,637,000 and $18,482,000 increase in net loss for the three months and six months ended December 31, 2003, respectively, resulted primarily from the following:

     o Increased loss, including intercompany interest, for the three months and six months ended December 31, 2003, of $2,295,000 and $4,434,000, respectively, from United Solar Ovonic is due to the fact that United Solar Ovonic is consolidated 100% in 2003 compared to approximately 50% of United Solar Ovonic losses recorded in 2002.

           o Included in the consolidation of United Solar Ovonic LLC are increased selling, general and administrative expenses of $1,906,000 and $4,138,000.

     o   Partially offsetting the above is a reduction in United Solar
         Ovonic's loss from operations for the three months and six months ended December 31, 2003 of approximately $2,067,000 and $1,910,000, respectively, compared to 2002 due to higher revenues in 2003.

     o A decrease for the three months and six months ended December 31, 2003, to $25,000 and $75,000, respectively, for revenues from license and other agreements compared to $3,269,000 and $3,419,000, respectively, in 2002.

     o Increased patent defense costs for the three months and six months ended December 31, 2003, of $2,691,000 and $4,563,000, respectively, primarily due to the arbitration with Matsushita Battery Industrial Co., Ltd. (MBI) and its related parties. The Company expects patent defense costs related to the arbitration proceedings to be significantly lower in the future.

     o Increased net product and development expenses for the three months and six months ended December 31, 2003 of $464,000 and $3,938,000, respectively.

     o Reduced interest income for the three months and six months ended December 31, 2003, of $793,000 and $1,518,000, respectively, due to lower level of investments and lower interest rates in 2003.

     o Income of $2,216,000 in 2002 attributable to the cumulative effect of a change in accounting principle.

Three Months Ended December 31, 2003 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 2002
-----------------

      The loss from operations increased to $13,087,000 in 2003 from $4,036,000 in 2002 because of:

     o an increased operating loss of $4,072,000 for United Solar Ovonic (operating loss of $2,240,000 in 2003 versus operating income of $1,832,000 in 2002) primarily due to the impact of 100% ownership of United Solar Ovonic in 2003, a license fee of $3,269,000 in 2002, start-up and other costs, including depreciation expense associated with increasing production capacity, partially offset by $2,067,000 reduction in its loss from operations due to higher revenues in 2003;

     o an increased operating loss, excluding litigation, of $2,815,000 for Ovonic Battery (operating loss of $3,644,000 in 2003 versus operating loss of $829,000 in 2002) primarily resulting from lower revenues from the profitable equipment contract with Rare Earth Ovonic in 2003 compared to 2002, partially offset by higher royalties in 2003. Additionally, Ovonic Battery incurred $2,691,000 in higher costs for patent defense.

     o an operating loss of $3,843,000 in 2003 for the ECD segment versus operating loss of $4,370,000 in 2002, primarily due to higher revenues in 2003, partially offset by higher investment in product development as the Company increased spending on its core technologies.

      The decrease in consolidated revenues primarily resulted from a reduction in revenues from product development agreements of $2,690,000 and decreased license and other agreements ($25,000 in 2003 versus $3,269,000 in 2002), partially offset by an increase in product sales of $2,852,000 and royalties of $240,000. (See Note H of Notes to Consolidated Financial Statements - Product Sales, Royalties, Revenues from Product Development Agreements, and License and Other Agreements and Note L - Business Segments.)

     o United Solar Ovonic's 2003 revenues increased substantially, as a result of the consolidation of United Solar Ovonic LLC's operating results into the Company's operating results following the May 14, 2003 acquisition, to $8,918,000 in 2003 versus $4,886,000 in 2002. Product sales increased to $6,634,000 in 2003 from $1,088,000 in 2002,
         $3,569,000 of the increase resulted from consolidating third-party sales in 2003 and $1,975,000 due to higher third-party sales. Third-party product sales are included in revenues in 2003 while they were not in 2002. Also contributing to higher revenues in 2003 were revenues from product development agreements, principally from the recently signed Air Force contract. The 2002 revenues included a license fee of $3,269,000.

     o The $3,649,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($159,000 in 2003 versus $2,922,000 in 2002) due to the near completion of phase one of this program and reduced revenues from product development agreements ($2,408,000 in 2003 versus $3,922,000 in 2002) principally related to decreased activities under the advanced product development agreement from Texaco Ovonic Battery Systems, partially offset by a $236,000 increase in royalty revenues.

     o The ECD segment's revenues decreased to $3,068,000 in 2003 from $6,255,000 in 2002, primarily due to a decrease of $2,745,000 from product development agreements, the most significant of which were reduced revenues for Ovonic Fuel Cell Company (zero in 2003 compared to $1,922,000 in 2002), Texaco Ovonic Hydrogen Systems ($2,313,000 in 2003 compared to $3,270,000 in 2002) and Ovonic Media (zero in 2003 compared to $272,000 in 2002), partially offset by new contracts with the National Institute of Standards and Technology (NIST) and the Department of Defense (DOD) (totaling $300,000).

      Product sales, consisting of photovoltaic products, machine building and equipment sales, and nickel hydroxide and metal hydride materials, increased 63% to $7,364,000 in the three months ended December 31, 2003 from $4,512,000 in the three months ended December 31, 2002. Photovoltaic sales were $6,634,000 for 2003, which were sales to third parties, and $1,088,000 for 2002, which were sales to an affiliate. Machine-building and equipment sales revenues decreased 99% to $239,000 in 2003 from $3,293,000 in 2002, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($159,000 in 2003 compared to $2,922,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Sales of nickel hydroxide and metal hydride materials increased to $492,000 in 2003 compared to $131,000 in 2002. (See Note H of Notes to Consolidated Financial Statements.) The Company currently has a product sales backlog of $9,166,000, all of which is expected to be recognized as revenues in Fiscal 2004.

      Royalties increased 65% to $609,000 in the three months ended December 31, 2003 from $370,000 in the three months ended December 31, 2002. Higher royalties reflect higher sales of large propulsion batteries by one of our licensees.

      Revenues from product development agreements decreased 26% to $7,536,000 in the three months ended December 31, 2003 from $10,226,000 in the three months ended December 31, 2002, primarily due to reduced battery activities under advanced product development agreements with Texaco Ovonic Battery Systems ($1,935,000 for 2003 compared to $2,754,000 in 2002), the suspension of funding to Ovonic Media (zero in 2003 versus $272,000 in 2002), a decrease in revenues from Texaco Ovonic Hydrogen Systems ($2,313,000 for 2003 compared to $3,270,000 for 2002) and Ovonic Fuel Cell (zero for

2003 - Ovonic Fuel Cell is now 100% owned and included in our consolidated financial results - compared to $1,922,000 for 2002), partially offset by increased photovoltaic product development revenues in 2003 ($2,560,000 compared to $655,000 in 2002), primarily due to the new Air Force contract and new contracts with National Institute of Standards and Technology (NIST) and DOD totaling $300,000.

      Revenues from license and other agreements decreased to $25,000 in the three months ended December 31, 2003, from $3,269,000 in the three months ended December 31, 2002. The 2003 license fee resulted from a license to Linghao Battery in China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. The license revenue in 2002 resulted from United Solar Ovonic issuing to Canon a notice whereby United Solar Ovonic granted Canon rights to manufacture in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest of $769,000) due Canon in connection with a previous loan made to United Solar Ovonic by Canon. United Solar Ovonic recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the three months ended December 31, 2002.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $139,000 in the three months ended December 31, 2003 from $101,000 in the three months ended December 31, 2002, primarily due to increased laboratory billings to third parties.

      Cost of product sales increased by $3,531,000 in the three months ended December 31, 2003 ($9,006,000 in 2003 compared to $5,475,000 in 2002). This resulted in a loss of $1,642,000 on product sales in 2003 compared to a loss of $963,000 in 2002. There were negative margins on photovoltaic sales of $1,314,000 on sales of finished products in 2003 compared to negative margins of $763,000 on sales of semi-finished products to an affiliate in 2002, as well as planned optimization costs for the photovoltaic production machine. In addition, the negative margin on sales at Ovonic Battery increased to $446,000 in 2003 from $98,000 in 2002 due to negative margins on sales of metal hydride materials and lower margins on equipment sales because of the near completion of the first phase of the Rare Earth Ovonic contract.

      Revenues from product development agreements currently fund 63% of the Company's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $2,690,000, and spending decreased by $2,226,000, resulting in an increase of $464,000 in net cost of product development.

                                                     Three Months Ended
                                                        December 31,
                                                     2003           2002
                                                  -----------    -----------
     Cost of revenues from product
       development agreements                     $ 7,007,000    $ 9,381,000
     Product development and research               4,866,000      4,718,000
                                                  -----------    -----------
            Total cost of product development 11,873,000 14,099,000 Revenues from product development
       agreements                                   7,536,000     10,226,000
                                                  -----------    -----------
            Net cost of product development       $ 4,337,000    $ 3,873,000
                                                  ===========    ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. The Company is also developing a unique 3-terminal Ovonic(TM) threshold/memory device which we expect to have high speed, high current capabilities. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation related to the new state-of-the-art clean room and the related equipment. The Company, together with ChevronTexaco, has modified and demonstrated a hybrid electric vehicle (a 2002 Toyota Prius) to operate on clean hydrogen fuel stored in an Ovonic(TM) solid hydrogen system. This solid on-board storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing metal hydrides to address hydrogen infrastructure.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses (net) increased to $3,795,000 in the three months ended December 31, 2003 from $1,173,000 in the three months ended December 31, 2002, principally due to higher patent defense costs ($3,360,000 in 2003 versus $669,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the patent defense costs relating to batteries for non-consumer applications beginning in Fiscal 2002. ChevronTexaco's share of the patent defense costs were $3,780,000 and $642,000 for the three months ended December 31, 2003 and 2002, respectively. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In October 2001, Texaco Ovonic Battery Systems LLC joined the litigation as a co-plaintiff. In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The arbitration proceeding was held in New York City, with a hearing before the Arbitral Tribunal in November 2003. Post trial briefs were filed in December and closing oral arguments were delivered on January 21, 2004. A decision is expected around the beginning of May 2004. The Company expects patent defense costs related to its arbitration proceedings to be significantly lower in the future.

      Selling, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in selling, general and administrative expenses (net) to $4,087,000 in the three months ended December 31, 2003 from $1,766,000 in the three months ended December 31, 2003 was due primarily to $1,906,000 increased expenses associated with United Solar Ovonic, primarily as a result of consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition and decreased allocations ($300,000) to product development research and cost of revenue from product development agreements.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                     Three Months Ended
                                                        December 31,
                                                     2003           2002
                                                  -----------    -----------

     Gross Expenses                               $ 7,689,000    $ 5,667,000
     Less -  allocations to product development
             and research                          (1,886,000)    (2,615,000)
          -  allocations to cost of revenues
             from product development agreements   (1,716,000)    (1,286,000)
                                                  -----------    -----------
     Net Expenses                                 $ 4,087,000    $ 1,766,000
                                                  ===========    ===========

      The $1,415,000 decrease in other income (net) ($329,000 expense in 2003 compared to $1,744,000 expense in 2002) resulted primarily from lower equity losses attributed to losses at ITS (zero in 2003 compared to $200,000 in 2002), at United Solar Ovonic LLC (zero in 2003 - fully consolidated in 2003 and no longer on the equity basis - compared to $2,390,000 in 2002) and higher equity losses at Ovonyx ($304,000 in 2003 versus $280,000 in 2002), partially offset by lower short-term investments causing lower interest income ($257,000 in 2003 compared to $1,050,000 in 2002) on the Company's investments.

Six Months Ended December 31, 2003 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 2002
-----------------

      The loss from operations increased to $27,500,000 in 2003 from $10,424,000 in 2002 because of:

     o An increased operating loss of $6,084,000 for United Solar Ovonic (operating loss of $5,525,000 in 2003 versus operating income of $559,000 in 2002) primarily due to the impact of 100% ownership of United Solar Ovonic in 2003, a license fee of $3,269,000 in 2002, start-up and other costs, including depreciation expense associated with increasing production capacity, partially offset by $1,910,000 improvement in its loss from operations due to higher revenues in 2003.

     o An increased operating loss, excluding litigation, of $5,562,000 for Ovonic Battery (operating loss of $7,644,000 in 2003 versus operating loss of $2,082,000 in 2002) primarily from lower revenues for the profitable equipment contract with Rare

         Earth Ovonic in 2003 compared to 2002, partially offset by higher royalties in 2003. Additionally, Ovonic Battery incurred $4,563,000 in higher costs for patent defense.

     o An operating loss of $8,860,000 in 2003 for the ECD segment versus operating loss of $7,993,000 in 2002, primarily due to higher investment in product development as the Company increased spending on its core technologies.

     The decrease in consolidated revenues primarily resulted from a reduction in revenues from product development agreements of $5,604,000, decreased license and other agreements ($75,000 in 2003 versus $3,419,000 in 2002), partially offset by an increase in product sales of $4,219,000 and a $169,000 increase in royalty revenues. (See Note H - Product Sales, Royalties, Revenues from Product Development Agreements, and License and Other Agreements and Note L - Business Segments.)


     o United Solar Ovonic's 2003 revenues increased substantially, as a result of the consolidation of United Solar Ovonic LLC's operating results into the Company's operating results following the May 14, 2003 acquisition, to $15,858,000 in 2003 versus $6,688,000 in 2002. Product sales increased to $11,355,000 in 2003 from $2,361,000 in 2002;
         $5,930,000 of the increase resulted from consolidating third-party sales in 2003 and $3,064,000 due to higher third-party sales. Third-party product sales are included in revenues in 2003 while they were not in 2002, partially offset by higher royalties in 2003. Also contributing to higher revenues in 2003 were revenues from product development agreements, principally from the recently signed Air Force contract. The 2002 revenues included a license fee of $3,269,000.

     o The $7,129,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($1,889,000 in 2003 versus $6,505,000 in 2002) due to the near completion of phase one of this program, reduced revenues from product development agreements ($4,246,000 in 2003 versus $7,128,000 in 2002) principally related to decreased activities under the advanced product development agreement from Texaco Ovonic Battery Systems.

     o The ECD segment's revenues decreased to $6,015,000 in 2003 from $12,509,000 in 2002, primarily due to a decrease of $6,001,000 from product development agreements, due to reduced revenues for Ovonic Fuel Cell Company (zero in 2003 compared to $3,942,000 in 2002), Texaco Ovonic Hydrogen Systems ($4,764,000 in 2003 compared to $6,744,000 in
         2002) and Ovonic Media (zero in 2003 compared to $605,000 in 2002).

      Product sales, consisting of photovoltaic products, machine building and equipment sales, and nickel hydroxide and metal hydride materials, increased 43% to $14,066,000 in the six months ended December 31, 2003 from $9,847,000 in the six months ended December 31, 2002. Photovoltaic sales were $11,355,000 for 2003, which were sales to third parties, and $2,361,000 for 2002, which were sales to an affiliate. Machine-building and equipment sales revenues decreased 72% to $1,969,000 in 2003 from $7,016,000 in 2002, primarily due to Ovonic
Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($1,889,000 in 2003 compared to $6,505,000 in 2002). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Sales of nickel hydroxide and metal hydride materials increased to $733,000 in 2003 compared to $383,000 in 2002. (See Note H of Notes to Consolidated Financial Statements.) The Company currently has a product sales backlog of $9,166,000, all of which is expected to be recognized as revenues in Fiscal 2004.

      Royalties increased 19% to $1,069,000 in the six months ended December 31, 2003 from $899,000 in the six months ended December 31, 2002. Higher royalties reflect higher sales of large propulsion batteries by one of our licensees.

      Revenues from product development agreements decreased 28% to $14,374,000 in the six months ended December 31, 2003 from $19,979,000 in the six months ended December 31, 2002 primarily due to reduced battery activities under advanced product development agreements with Texaco Ovonic Battery Systems ($3,351,000 for 2003 compared to $5,465,000 in 2002), the suspension of funding to Ovonic Media (zero in 2003 versus $605,000 in 2002), a decrease in revenues from Texaco Ovonic Hydrogen Systems ($4,764,000 for 2003 compared to $6,744,000 for 2002) and Ovonic Fuel Cell (zero for 2003 - Ovonic Fuel Cell is now 100% owned and included in our consolidated financial results - compared to $3,942,000 for 2002), partially offset by increased photovoltaic product development revenues in 2003 ($5,092,000 compared to $1,263,000 in 2002), primarily due to the new Air Force contract.

      Revenues from license and other agreements decreased to $75,000 in the six months ended December 31, 2003, from $3,419,000 in the six months ended December 31, 2002. The 2003 license fees resulted from licenses to Linghao Battery and Mcnair-tech Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. The license revenue in 2002 resulted from United Solar Ovonic issuing to Canon a notice whereby United Solar Ovonic granted Canon rights to manufacture in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest of $769,000) due Canon in connection with a previous loan made to United Solar Ovonic by Canon. United Solar Ovonic recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the six months ended December 31, 2002.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $295,000 in the six months ended December 31, 2003 from $188,000 in the six months ended December 31, 2002, primarily due to increased laboratory billings to third parties.

      Cost of product sales increased by $7,679,000 in the six months ended December 31, 2003 ($17,975,000 in 2003 compared to $10,296,000 in 2002). This resulted in a loss of $3,910,000 on product sales in 2003 compared to a loss of $449,000 in 2002. There were negative margins on photovoltaic sales of $1,700,000 on sales of finished products in 2003 compared to negative margins of $1,487,000 on sales of semi-finished products to an affiliate in 2002, as well as planned optimization costs of $937,000 for the photovoltaic production machine. In addition, the margin on sales at Ovonic Battery decreased to negative $904,000 in 2003 from positive $733,000 in 2002 due to negative margins on sales of metal hydride materials and lower margins on equipment sales because of the near completion of the first phase of the Rare Earth Ovonic contract.

      Revenues from product development agreements currently fund 56% of the Company's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $5,605,000, and spending decreased by $1,667,000, resulting in an increase of $3,938,000 in net cost of product development.

                                                      Six Months Ended
                                                        December 31,
                                                     2003           2002
                                                  -----------    -----------
     Cost of revenues from product
       development agreements                     $13,130,000    $18,883,000
     Product development and research              12,666,000      8,580,000
                                                  -----------    -----------
            Total cost of product development 25,796,000 27,463,000 Revenues from product development
       agreements                                  14,374,000     19,979,000
                                                  -----------    -----------
            Net cost of product development       $11,422,000    $ 7,484,000
                                                  ===========    ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic(TM) Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. The Company is also developing a unique 3-terminal Ovonic(TM) threshold/memory device which we expect to have high speed, high current capabilities. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation related to the new state-of-the-art clean room and the related equipment. The Company, together with ChevronTexaco, has modified and demonstrated a hybrid electric vehicle (a 2002 Toyota Prius) to operate on clean hydrogen fuel stored in an Ovonic(TM) solid hydrogen system. This on-board solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing metal hydrides to address hydrogen infrastructure.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $6,427,000 in the six months ended December 31, 2003 from $2,082,000 in the six months ended December 31, 2002, principally due to higher patent defense costs ($5,471,000 in 2003 versus $908,000 in 2002) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the patent defense costs relating to batteries for non-consumer applications beginning in Fiscal 2002. ChevronTexaco's share of the patent defense costs were $6,119,000 and $739,000 for the six months ended December 31, 2003 and 2002, respectively. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial

Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In October 2001, Texaco Ovonic Battery Systems LLC joined the litigation as a co-plaintiff. In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The arbitration proceeding was held in New York City, with a hearing before the Arbitral Tribunal in November 2003. Post trial briefs were filed in December and closing oral arguments were delivered on January 21, 2004. A decision is expected around the beginning of May 2004. The Company expects patent defense costs related to its arbitration proceedings to be significantly lower in the future.

      Selling, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in selling, general and administrative expenses (net) from $4,916,000 in the six months ended December 31, 2002 to $7,180,000 in the six months ended December 31, 2003 was due primarily to increased expenses associated with United Solar Ovonic ($4,138,000), primarily as a result of consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition, partially offset by increased allocations ($339,000) to product development research and cost of revenue from product development agreements.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                      Six Months Ended
                                                        December 31,
                                                     2003           2002
                                                  -----------    -----------

     Gross Expenses                               $15,101,000    $12,497,000
     Less - allocations to product development
            and research                           (4,702,000)    (4,039,000)
          - allocations to cost of revenues
            from product development agreements    (3,219,000)    (3,542,000)
                                                  -----------    -----------
     Net Expenses                                 $ 7,180,000    $ 4,916,000
                                                  ===========    ===========

      The $810,000 decrease in other income (net) ($198,000 expense in 2003 compared to $1,008,000 expense in 2002) resulted primarily from lower equity losses attributed to losses at ITS (zero in 2003 compared to $362,000 in 2002), at United Solar Ovonic LLC (zero in 2003 - fully consolidated in 2003 and no longer on the equity basis - compared to $3,092,000 in 2002) and higher equity losses at Ovonyx ($548,000 in 2003 versus $280,000 in 2002), partially offset by lower short-term investments causing lower interest income ($573,000 in 2003 compared to $2,090,000 in 2002) on the Company's investments.

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

                          Liquidity and Capital Resources

      As of December 31, 2003, the Company had consolidated cash, cash equivalents, short-term investments and accounts and short-term note receivable (including $4,167,000 of amounts due from related parties) of $53,845,000, a decrease of $10,651,000 from June 30, 2003. As of December 31, 2003, the Company had consolidated working capital of $39,828,000 compared with a consolidated working capital of $37,795,000 as of June 30, 2003.

      In November 2003, the Company raised a total of $27,940,000 in connection with a sale of units to institutional investors. In January 2004, the Company received $5,593,000 in connection with a sale of additional units of its securities to two of the institutional investors (see Note B of Notes to Consolidated Financial Statements).

      The Company plans to use these proceeds for working capital and to support its development and other operating activities.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2004 to decrease to approximately $33,648,000, compared to $42,383,000 received in the year ended June 30, 2003, substantially due to reduced funding to be received in the year ending June 30, 2004 from ChevronTexaco. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date. The Company is engaged in discussions and negotiations with other parties, including the U.S. government, which are expected to provide additional funding for product development activities.

      In September 2003, ECD was awarded two new contracts by NIST. One contract is a three-year, cost-sharing contract (ECD to receive $1,972,000) for the development of new optical routing devices, based on ECD's phase-change materials, for telecommunication and broadband information delivery. The second contract is a four-year, cost-sharing contract (ECD to receive $2,645,000) with GE as the team leader for further development of ECD's roll-to-roll processing for the mass production of products such as flexible electronic paper displays, portable TV screens the size of posters, embedded sensors, solar powered cells and high-efficiency lighting devices.

      In October 2003, ECD was awarded a contract for $500,000 by the U.S. Army Tank-Automotive and Armaments Command for the development, on behalf of Texaco Ovonic Hydrogen Systems, of a transportable, solid-hydrogen storage and refueling system for hydrogen fuel-cell-powered, off-road military vehicles.

      In January 2004, United Solar Ovonic was awarded a four-month, $465,000 contract for the development of solar cells for an airship.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of December 31, 2003, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. Ovonic Battery has recorded revenues of $55,982,000 for the contracts, $3,502,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

      As of December 31, 2003, the Company had $24,876,000 consolidated cash, cash equivalents and short-term investments ($1,600,000 of which was restricted) consisting of mortgage and asset-backed securities and corporate notes, classified as available-for-sale, maturing from 42 days to three months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, two investments represent more than 10% of the portfolio at December 31, 2003.

      During the six months ended December 31, 2003, $36,461,000 of cash was used in operations. The difference between the net loss of $27,698,000 and the net cash used in operations was principally due to a $13,635,000 decrease in working capital (other than cash). Also contributing were noncash costs, principally depreciation ($4,094,000) and equity in losses of joint ventures ($548,000).

      The Company spent $809,000 on property, plant and equipment that was placed in service during the six months ended December 31, 2003 and a balance of $1,844,000 was in other assets at December 31, 2003 that represents deposits and progress payments for property, plant and equipment, all of which is expected to be placed in service during Fiscal 2004. In total, the Company expects to spend $3,500,000 for capital expenditures in Fiscal 2004, primarily for additions to the Company's state-of-the-art clean room and leasehold improvements.

      The Company had contractual obligations of $49,148,000 at June 30, 2003 and $50,118,000 at December 31, 2003. In the six months ending December 31, 2003, the Company incurred additional contractual obligations of $3,800,000 for gases and stainless steel in its photovoltaic operations. On January 2, 2004, Bekaert paid $12,000,000 to Canon in full satisfaction of ECD's $12,000,000 obligation to Canon (see Note C - Accounts Receivable).

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

      The resultant strategic alliances and joint ventures form the basis for advancement of the commercialization of the Company's technologies and products:

     o Texaco Ovonic Battery Systems LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for telecommunications and stationary applications. ChevronTexaco is funding an initial amount up to $178,000,000 ($118,000,000 of which has been funded as of December 31, 2003) to increase the manufacturing capacity at Texaco Ovonic Battery Systems' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from Texaco Ovonic Battery Systems to Ovonic Battery. The contract may be cancelled if mutually agreed-upon business objectives and milestones are not materially satisfied. The objectives and milestones were developed three years ago, have been modified from time to time and may no longer be relevant. One of the business objectives has not been materially satisfied and the Texaco Ovonic Battery Systems management committee has requested that the management of Texaco
         Ovonic Battery Systems prepare a new business and marketing plan that will guide the strategic direction of the venture and form the basis for revised business objectives. The Company recorded revenues of $1,935,000 and $3,351,000 for work performed under the contract in the three months and six months ended December 31, 2003, respectively, and expects to record approximately $5 million in Fiscal 2004.

     o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's proprietary technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000 ($54,298,000 received through December 31, 2003), including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has revenues for work performed under the contract of $2,313,000 and $4,764,000 for the three months and six months ended December 31, 2003, respectively, and is expected to record approximately $12 million in Fiscal 2004.

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

      Since July 2003, the Company has implemented a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. The Company has met these initiatives through the following actions taken:

     o Reductions in staffing by 15% at ECD and Ovonic Battery through reallocation and reductions ($4,500,000 in annual savings).

     o Changes in the healthcare benefit program ($2,200,000 in annual savings).

     o A salary freeze for all ECD and Ovonic Battery employees and a 10% salary reduction by the executive management team ($1,900,000 in annual savings).

     o   Reduced purchased services and contract employees.

     o   Lower capital expenditures.

      The Company is reviewing additional cost-containment initiatives. The Company is engaged in a number of negotiations and discussions to fund its operations, including forming new strategic alliances to fund and grow its photovoltaic, fuel cell and other businesses and raise additional capital through equity and debt financings. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its development activities. The Company is also in discussions with third parties to refinance the 30MW production equipment. The Company obtained an independent appraisal from a well-known third party that valued the 30MW equipment higher than the $67 million equipment cost.

      Management believes that funds generated from operations, new business agreements, equity and debt financings, new government contracts and the cost-containment initiatives described above, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The Company has recurring losses from operations and is actively engaged in discussions to obtain the needed additional working capital.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $22,759,000 and $32,995,000 of these investments on December 31, 2003 and June 30, 2003, respectively, including restricted amounts of $1,600,000 at December 31, 2003 and $7,000,000 at June 30, 2003. On December 31, 2003, the investments had an average maturity of 24 days, $7,978,000 of which had maturities of 42 days to three months. On June 30, 2003, the investments had an average maturity of 292 days, $26,802,000 of which had maturities of 35 days to 31 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of less than 90 days. Due to reductions in the total portfolio, two investments represent more than 10% of the portfolio at December 31, 2003. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of December 31, 2003, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

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

      The Company has taken the following actions to address and correct these conditions:

      The Board of Directors, the Audit Committee and management established the Sarbanes-Oxley Section 404 Internal Control Committee comprised of the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer. This Committee is responsible for assessing the current internal controls, developing improvements to internal controls and testing internal controls, all leading to management's assessment of internal control effectiveness and the Company's independent public accountants' report on management's attestation of control effectiveness by June 30, 2004 in accordance with

Section 404 of the Sarbanes-Oxley Act of 2002. The Committee has accomplished the following to date:

     o Named the Director of Corporate Risk Management and Internal Audit as the Section 404 project manager, who developed a project plan and retained outside professional advisors who are assisting in the evaluation of existing internal controls and procedures and providing recommendations for improvement.

     o   Developed and published the Company's Code of Conduct and Business
         Ethics.

     o Established a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from employees or other Company stakeholders.

     o Instituted certain process changes to enhance the Company's monitoring and expectations regarding expense reporting and personal use of Company's assets.

      The Company has completed its evaluation of resources to address its financial reporting and believes its resources are sufficient and will provide the time necessary to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003. Except as discussed above, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 1.   Legal Proceedings
-------   -----------------

      In March 2001, Ovonic Battery initiated litigation in Federal District Court for the Eastern District of Michigan against Matsushita Battery Industrial Co., Ltd. and related companies, or MBI, Panasonic EV Energy Co. Ltd., Toyota Motor Corporation and related companies, and five employees of MBI for infringement of Ovonic Battery's U.S. Patent Nos. 5,348,822 and 5,536,591 in connection with hybrid electric vehicle battery and consumer battery sales in the United States; U.S. Patent No. 5,879,831 in connection with hybrid electric vehicle sales in the United States; for misappropriating confidential information and filing applications for U.S. Patent No. 6,013,390 and corresponding foreign patents incorrectly naming MBI employees instead of Ovonic Battery employees as inventors. In July 2001, Texaco Ovonic Battery Systems LLC sought to join the litigation as a co-plaintiff. The plaintiffs presented a motion for a preliminary injunction against MBI and its affiliates to enjoin the sale of infringing batteries in the United States. After a hearing held on October 10, 2001, the Court allowed Texaco Ovonic Battery Systems to join the case, found that certain counts of our Amended Complaint should be arbitrated, and scheduled a hearing on our request for a preliminary injunction to prevent MBI from infringing our patents by offering or selling batteries to U.S. manufacturers of hybrid electric vehicles, pending the outcome of the arbitration. On December 12, 2001, we filed an arbitration demand with the International Chamber of Commerce on the counts held to be arbitrable by the Federal District Court as well as additional patent infringement claims. In December 2001, the parties initiated settlement discussions and the Court, on January 16, 2002, granted a joint motion to stay further proceedings in the litigation pending the outcome of the settlement discussions. The International Chamber of Commerce also agreed to hold its proceedings in abeyance pending settlement discussions.

      In December 2002, we and our related companies entered into an arbitration agreement with MBI and Toyota Motor Corporation and related companies. The agreement established the basic terms, conditions and procedures to resume arbitration before the International Chamber of Commerce of the existing patent infringement disputes involving nickel metal hydride batteries used in gasoline-electric hybrid vehicles and other products. Pursuant to the arbitration agreement, the existing disputes among the parties will be resolved in the arbitration and, therefore, the parties have agreed to dismiss the patent infringement litigation previously initiated by our related companies in the U.S. District Court, Eastern District of Michigan. The arbitration proceeding was held in New York City from November 4-19, 2003 and concluded on January 21, 2004. The parties' arbitration agreement calls for a ruling by the arbitration panel within two months. Because of administrative handling of the ruling through the International Chamber of Commerce, International Court of Arbitration, in Paris, France, the decision is not expected to be released until May 2004.

      On July 24, 2001, an individual, Kaplesh Kumar, filed a lawsuit against Ovonic Battery, ECD and Mr. Ovshinsky, in the Federal District Court of Massachusetts, alleging infringement of Kumar's U.S. Patent No. 4,565,686 and other acts of unfair competition for inducing others to infringe. On July 8, 2002, the Court granted our motion for summary judgment and dismissed Kumar's complaint. Kumar has appealed the decision of the
                                       45

Federal District Court granting our motion for summary judgment of non-infringement and the Court's dismissal of Kumar's complaint to the United States Court of Appeals for the Federal Circuit. Oral arguments were presented before a panel of the Court of Appeals for the Federal Circuit on September 19, 2003. In December 2003, the Court of Appeals for the Federal Circuit issued an opinion vacating the District Court's dismissal of Kumar's complaint and remanded the case to the District Court for further proceedings concerning the meaning of certain terms in Kumar's now expired patent. We believe that the suit is without merit and that we will prevail.

        Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

      In November 2003, we sold 2,388,915 and 304,000 units of unregistered securities at a price per unit of $10.465 and $9.435, respectively, to three institutional investors. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96 if exercised on or prior to May 2, 2005, and for $16.03 if exercised at any time thereafter, but prior to October 31, 2006. Nolan Securities Corporation acted as placement agent. The aggregate proceeds to us, net of placement agent fees of $978,000 and other expenses of $124,000, was approximately $26,838,000.

      On January 8, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file number 333-111500) relating to the registration of the above securities.

      In January 2004, we sold an additional 573,339 units of unregistered securities at a price per unit of $9.755, to two of the institutional investors who had acquired units in November 2003. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96 if exercised on or prior to May 2, 2005, and for $16.03 if exercised at any time thereafter, but prior to October 31, 2006. Nolan Securities Corporation acted as placement agent. The aggregate proceeds to us, net of placement agent fees of approximately $131,000 and other expenses of $56,000, was approximately $5,406,000.

      The three institutional investors acquired the units of ECD securities in a private transaction and had access to all material information relating to ECD. We claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Item 5.   Other Information
-------   -----------------

      b)   Nominating  Directors
           ---------------------

      The Compensation and Nominating Committee identifies nominees for directors from various sources, including third-party consultants, to assist in identifying and evaluating potential nominees. The Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board:

     o have the highest personal and professional ethics and integrity and whose values are compatible with the Company's values;

     o have had experiences and achievements that have given them the ability to exercise good business judgment;

     o   can make significant contributions to the Company's success;

     o have the ability to provide wise, informed and thoughtful counsel to top management on a range of issues;

     o are willing to devote the necessary time to the work of the Board and its committees;

     o understand and meet their responsibilities to the Company's stockholders including the duty of care (making informed decisions) and the duty of loyalty (maintaining confidentiality and avoiding conflicts of interest); and

     o backgrounds that provide a portfolio of experience and knowledge commensurate with the Company's needs.

     The Committee will consider persons recommended by the stockholders in the same manner as a Committee-recommended nominee. Notice of proposed stockholder nominations for director must be delivered to the Secretary of the Company not less than 120 days prior to any meeting at which directors are to be elected. Nominations must include (i) as to each nominee, all information required to be disclosed in solicitation of proxies for elections of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, (ii) the name and address of the stockholder giving the notice, (iii) a representation that the stockholder is a holder of the Company's Common Stock and intends to appear at the meeting to make the nomination, (iv) a description of all arrangements or understandings among the stockholder and the nominee; and (v) the written consent of each nominee to serve as a director if so elected.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

         (a)  Exhibits
              --------

               3.1 Amendment to Article II of the bylaws effective as of January 29, 2004.

               3.2 Amendment to Article VIII of the bylaws effective as of March 18, 2004.

              31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K
               -------------------

      During the quarter ended December 31, 2003, the Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A:

            1. On October 1, 2003, we filed a Current Report on Form 8-K for the purpose of filing the press release announcing the filing of a Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission to extend the due date for the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for a period of 15 calendar days.

            2. On October 14, 2003, we filed a Current Report on Form 8-K for the purpose of filing the press release announcing the release on October 15, 2003 of our unaudited financial results for the fiscal year ended June 30, 2003.

            3. On October 15, 2003, we filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing our financial results for the fiscal year ended June 30, 2003.

            4. On October 22, 2003, we filed a Current Report on Form 8-K for the purpose of filing the press release announcing receipt of notification from NASDAQ that, as a result of the delayed filing of our Annual Report on Form 10-K for the fiscal year ended
                June 30, 2003, NASDAQ will change the trading symbol for our securities from ENER to ENERE.

            5. On October 23, 2003, we filed a Current Report on Form 8-K for the purpose of filing the press release announcing receipt of notification from NASDAQ that, at the opening of business on October 23, 2003, NASDAQ will restore the Company's trading symbol from ENERE to ENER.

            6. On November 4, 2003, we filed a Current Report on Form 8-K for the purpose of filing the press release reporting that on October 29, 2003, the Company was advised by its independent auditors, Deloitte & Touche LLP, that it declined to stand for reelection as the Company's independent auditors.

            7. On November 14, 2003, we filed a Current Report on Form 8-K for the purpose of reporting the engagement of Grant Thornton LLP as the Company's independent auditors.

            8. On November 12, 2003, we filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing our financial results for the quarter ended September 30, 2003.

            9. On November 26, 2003, we filed a Current Report on Form 8-K for the purpose of reporting receipt of notification from NASDAQ that, as a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, NASDAQ will change the trading symbol for our securities from ENER to ENERE at the opening of business on November 28, 2003.

           10. On December 10, 2003, we filed a Current Report on Form 8-K/A amending the Form 8-K filed on November 4, 2003.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Energy Conversion Devices, Inc.
                                      -----------------------------------------
                                      (Registrant)



                               By: /s/ Stephan W. Zumsteg
                                   --------------------------------------------
                                   Stephan W. Zumsteg
Date: February 17, 2004            Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                               By: /s/ Robert C. Stempel
                                   --------------------------------------------
                                   Robert C. Stempel
Date: February 17, 2004            Chief Executive Officer