Form 10-Q
period 2004-03-31
ENERGY CONVERSION DEVICES INC
filed 2004-05-17
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10Q

(Mark One)
 X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     MARCH 31, 2004
                    -----------------------------------------------------------
                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     -------------------------

                 Commission file number        1-8403
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

      As of May 13, 2004, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 24,523,001 shares of ECD's Common Stock outstanding.

                               Page 1 of 48 Pages

                ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements...............................................3
    Consolidated Statements of Operations....................................3
    Consolidated Balance Sheets - Assets.....................................4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity.......5
    Consolidated Statements of Cash Flows....................................6
    Note A - Summary of Accounting Policies..................................8
    Note B - Financings and Liquidity.......................................11
    Note C - Accounts Receivable............................................12
    Note D - Inventories....................................................14
    Note E - Joint Ventures and Investments.................................14
    Note F - Liabilities....................................................20
    Note G - Nonrefundable Advance Royalties................................21
    Note H - Product Sales, Royalties, Revenues from Product Development
               Agreements, and License and Other Agreements.................21
    Note I - Other Comprehensive Income (Loss)..............................24
    Note J - Stock Options..................................................24
    Note K - Basic and Diluted Net Loss Per Share...........................25
    Note L - Business Segments..............................................26

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................28
Item 3.   Quantitative and Qualitative Disclosures about Market Risk........44
Item 4.   Controls and Procedures...........................................44


PART II - OTHER INFORMATION
---------------------------

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities............................................46
Item 4.   Submission of Matters to a Vote of Security Holders...............46
Item 6.   Exhibits and Reports on Form 8-K..................................47

SIGNATURES..................................................................48

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
------    --------------------

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                         (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                    March 31,
                                                   2004           2003           2004           2003
                                               ------------   ------------   ------------   ------------
REVENUES
  Product sales                                $  8,584,232   $  2,901,294   $ 22,647,327   $  9,956,698
  Product sales to related parties                      627      1,955,857          3,049      4,747,031
                                               ------------   ------------   ------------   ------------
        Total product sales                       8,584,859      4,857,151     22,650,376     14,703,729
  Royalties                                         975,766        530,191      2,044,525      1,429,525

  Revenues from product development agreements    3,917,117      1,074,438     10,176,826      4,108,194
  Revenues from product development agreements
    with related parties                          2,890,720      7,038,633     11,005,507     23,983,682
                                               ------------   ------------   ------------   ------------
        Total revenues from product development
          agreements                              6,807,837      8,113,071     21,182,333     28,091,876
  Revenues from license and other agreements         -              -              75,000      3,419,114
  Other revenues                                     83,303         55,004        245,870        124,651
  Other revenues from related parties                93,412         39,794        226,050        158,752
                                               ------------   ------------   ------------   ------------
        Total other revenues                        176,715         94,798        471,920        283,403
                                               ------------   ------------   ------------   ------------
           TOTAL REVENUES                        16,545,177     13,595,211     46,424,154     47,927,647

EXPENSES
  Cost of product sales                          10,051,509      5,918,247     28,026,796     16,213,837
  Cost of revenues from product development
    agreements                                    6,566,234      8,672,832     19,696,425     27,555,595
  Product development and research                5,537,940      5,737,613     18,204,159     14,318,063
  Patent defense (net)                              887,485      1,485,772      6,358,542      2,394,071
  Patents                                           623,128        529,520      1,578,802      1,702,878
  Selling, general and administrative (net)       4,958,912        598,705     12,139,306      5,514,581
                                               ------------   ------------   ------------   ------------
           TOTAL EXPENSES                        28,625,208     22,942,689     86,004,030     67,699,025
                                               ------------   ------------   ------------   ------------
LOSS FROM OPERATIONS                            (12,080,031)    (9,347,478)   (39,579,876)   (19,771,378)
                                               ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Interest income                                    62,346        958,566        635,274      3,049,001
  Interest expense                                  (78,107)       (80,988)      (913,844)      (330,598)
  Equity in losses of joint ventures                (96,139)    (1,494,480)      (644,220)    (5,228,415)
  Minority interest share of losses                  -             734,175         -           1,489,254
  Gain on sales of investments                       -              -             364,416          -
  Other nonoperating income (expense) (net)         (73,589)       154,576        174,722        285,091
                                               ------------   ------------   ------------   ------------
           TOTAL OTHER INCOME (EXPENSE)            (185,489)       271,849       (383,652)      (735,667)
                                               ------------   ------------   ------------   ------------
NET LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE             (12,265,520)    (9,075,629)   (39,963,528)   (20,507,045)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                               -              -              -           2,215,560
                                               ------------   ------------   ------------   ------------
NET LOSS                                       $(12,265,520)  $ (9,075,629)  $(39,963,528)  $(18,291,485)
                                               ============   ============   ============   ============
BASIC NET LOSS PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                         $       (.49)  $       (.41)  $      (1.70)  $       (.94)

BASIC NET LOSS PER SHARE FOR
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                               -              -              -                 .10
                                               ------------   ------------   ------------   ------------
BASIC NET LOSS PER SHARE                       $       (.49)  $       (.41)  $      (1.70)  $       (.84)
                                               ============   ============   ============   ============
DILUTED NET LOSS PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                         $       (.49)  $       (.41)  $      (1.70)   $      (.94)
DILUTED NET LOSS PER SHARE FOR
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                               -              -              -                 .10
                                               ------------   ------------   ------------   ------------
DILUTED NET LOSS PER SHARE                     $       (.49)  $       (.41)  $      (1.70)  $       (.84)
                                               ============   ============   ============   ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                                           ASSETS
                                           ------

                                                           March 31,       June 30,
                                                             2004            2003
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT ASSETS
   Cash, including cash equivalents of $18,110,000
      at March 31, 2004 and $6,193,000 at June 30,
      2003 ($1,450,000 of which is restricted at
      March 31, 2004 and $2,000,000 of which is
      restricted at June 30, 2003)                       $ 18,318,319    $  8,567,261
   Short-term investments (including restricted
      investments of $5,000,000 at June 30, 2003)              -           26,801,506
   Accounts receivable (net of allowance for
      uncollectible accounts of approximately
      $271,000 at March 31, 2004 and
      $265,000 at June 30, 2003)                           14,173,453      10,520,719
   Accounts receivable due from related parties             2,029,472       6,977,280
   Note receivable                                             -           11,629,489
   Inventories                                             14,817,629      12,448,172
   Other                                                    1,271,074       1,017,659
                                                         ------------    ------------
         TOTAL CURRENT ASSETS                              50,609,947      77,962,086

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                 267,000         267,000
   Buildings and improvements                              14,596,816      13,982,830
   Machinery and other equipment                           75,928,412      75,587,068
   Capitalized leases                                      10,000,000      10,000,000
                                                         ------------    ------------
                                                          100,792,228      99,836,898
   Less accumulated depreciation and amortization         (33,532,501)    (29,137,648)
                                                         ------------    ------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT               67,259,727      70,699,250

Investment in Rare Earth Ovonic                             1,710,000       1,710,000

INVESTMENT IN JOINT VENTURES
   Ovonyx                                                      -              594,220
   COBASYS (f/k/a Texaco Ovonic Battery Systems)               -               -
   Texaco Ovonic Hydrogen Systems                              -               -
   Ovonic Media                                                -               -
OTHER ASSETS                                                2,502,759       2,729,094
                                                         ------------    ------------
         TOTAL ASSETS                                    $122,082,433    $153,694,650
                                                         ============    ============

 See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

                                                              March 31,       June 30,
                                                                2004            2003
                                                            ------------    ------------
                                                             (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $ 10,006,191    $ 18,608,052
   Accounts payable and accrued expenses - related parties       307,898          -
   Salaries, wages and amounts withheld from employees         3,658,809       4,574,357
   Deferred revenues under business agreements                 2,114,631       5,089,597
   Deferred revenues - related parties                            23,626          36,972
   Current installments on long-term liabilities                 325,011      11,858,378
                                                            ------------    ------------
         TOTAL CURRENT LIABILITIES                            16,436,166      40,167,356

LONG-TERM LIABILITIES                                         10,170,576      10,187,127

NONREFUNDABLE ADVANCE ROYALTIES                                3,092,011       3,507,995
                                                            ------------    ------------
         TOTAL LIABILITIES                                    29,698,753      53,862,478

STOCKHOLDERS' EQUITY
   Capital Stock
     Class A Convertible Common Stock,
       par value $0.01 per share:
         Authorized - 500,000 shares
         Issued & outstanding - 219,913 shares                     2,199           2,199
     Class B Convertible Common Stock,
       par value $0.01 per share:
         Authorized, issued and outstanding - 430,000 shares       4,300           4,300

     Common Stock, par value $0.01 per share:
         Authorized - 50,000,000 shares
         Issued & outstanding - 24,523,001 shares at
           March 31, 2004 and 21,252,207 shares at
           June 30, 2003                                         245,230         212,522
   Additional paid-in capital                                417,300,489     384,987,156
   Accumulated deficit                                      (324,355,639)   (284,392,111)
   Accumulated other comprehensive income                        204,441         546,646
   Unearned compensation on Class B Convertible
     Common Stock                                             (1,017,340)     (1,528,540)
                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                           92,383,680      99,832,172
                                                            ------------    ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $122,082,433    $153,694,650
                                                            ============    ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                        (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                 2004           2003
                                                             ------------   ------------
OPERATING ACTIVITIES:
   Net loss                                                  $(39,963,528)  $(18,291,485)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       License agreement (exchange for debt
         and related interest)                                     -          (3,269,114)
       Depreciation and amortization                            6,099,374      2,252,989
       Amortization of premium/discount on investments             73,083        465,419
       Equity in losses of joint ventures                         644,220      5,228,415
       Changes in nonrefundable advance royalties                (415,984)      (107,507)
       Stock and stock options issued for services
         rendered                                                 585,209        619,503
       Loss (gain) on sales of investments                       (364,416)        67,089
       Loss on sale of property, plant and equipment               10,378         33,578
       Amortization of deferred gain                               -             (34,809)
       Minority interest                                           -          (1,489,254)
       Cumulative effect of change in accounting principle         -          (2,215,560)
       Retirement liability                                       230,274        216,179

   Changes in working capital:
       Accounts receivable                                     (3,652,734)     3,009,839
       Accounts and note receivable due from related parties    4,947,808      5,024,335
       Inventories                                             (2,369,457)    (1,798,710)
       Other assets                                               (27,080)       396,166
       Accounts payable and accrued expenses                   (9,517,408)       (44,586)
       Accounts payable and accrued expenses -
         related parties                                          307,898        308,236
       Deferred revenues under business agreements             (2,974,966)     6,292,180
       Deferred revenues - related parties                        (13,346)    (2,842,788)
                                                             ------------   ------------
NET CASH USED IN OPERATIONS                                   (46,400,675)    (6,179,885)

INVESTING ACTIVITIES:
       Purchases of property, plant, and equipment             (2,831,696)    (7,455,809)
       Advances to United Solar Ovonic                             -          (2,594,466)
       Advance to ITS Innovative Transportation Systems            -          (2,000,000)
       Investment in Ovonyx                                       (50,000)    (1,000,000)
       Purchases of investments                               (11,969,949)   (25,536,196)
       Sales of investments                                    38,631,634     18,712,036
       Proceeds from sale of property, plant and equipment        161,466         24,251
                                                             ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            23,941,455    (19,850,184)

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
     debt obligations and capitalized lease obligations          (150,703)    (1,867,784)
   Proceeds from sale of stock upon exercise of
     stock options                                                 24,451         -
   Proceeds from sale of stock and warrants, net
     of expenses                                               32,247,582         -
                                                             ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            32,121,330     (1,867,784)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                88,948         -
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            9,751,058    (27,897,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,567,261     42,221,015
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 18,318,319   $ 14,323,162
                                                             ============   ============

See notes to consolidated financial statements.

            ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                        2004           2003
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION:

Cash paid for interest                              $    913,844   $   330,598

The Company's noncash investing and
   financing activities were as follows:

   Short-term and long-term note receivable -
      United Solar Ovonic LLC                        (11,629,489)      526,999

   Short-term and long-term note payable -
      Canon                                           11,629,489      (526,999)

   Debt principal exchanged for license - United
      Solar Ovonic/Canon                                  -          2,500,000

   Accounts Payable and Accrued Expenses - Accrued
      interest on United Solar Ovonic/Canon debt          -            769,114

















See notes to consolidated financial statements.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      The accompanying consolidated financial statements have been prepared assuming that the Company (see page 9 for definition of Company) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and needs additional working capital. Management believes that funds generated from operations, equity and debt financing, new government contracts and the cost-containment initiatives
(see Note B), together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

      In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K (which is available on the Company's website www.ovonic.com).

      The results of operations for the three-month and nine-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Financial Statement Presentation, Principles of Consolidation and Equity
------------------------------------------------------------------------
Accounting
----------

      The consolidated financial statements include the accounts of ECD and its 100%-owned thin-film amorphous silicon photovoltaic manufacturing and sales subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14, 2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as United Solar Ovonic) (see Note E) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery), a company formed to develop and commercialize ECD's Ovonic nickel metal hydride (NiMH) battery technology (collectively the "Company"). The remaining shares of Ovonic Battery are owned by Honda Motor Company, Ltd., Sanoh Industrial Company, Ltd. and Sanyo Electric Co., Ltd. No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

      The Company has a number of strategic alliances and has four major investments accounted for using the equity method: (i) COBASYS LLC (formerly known as Texaco Ovonic Battery Systems LLC), a joint venture between Ovonic Battery and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture, to manufacture and sell proprietary Ovonic NiMH batteries for transportation and stationary applications; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture, to further develop and commercialize Ovonic solid hydrogen storage technology; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors, to further develop and commercialize ECD's Ovonic Unified Memory (OUM) technology; and (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD, formed to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for ultra-high-speed manufacture of optical media products. In addition, ECD has a 30% beneficial interest in ITS Innovative Transportation Systems A.G. (ITS), a German company formed to manufacture battery-powered electric vehicles, and has two 50%-owned joint ventures in Russia, Sovlux Co., Ltd. (Sovlux) and Sovlux Battery Closed-Stock Company (Sovlux Battery). See Note E for discussions of all of the Company's ventures.

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

Off-Balance Sheet Arrangements
------------------------------

      The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

NOTE B - Financings and Liquidity
---------------------------------

      Since July 2003, we have implemented a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. In order to meet our cost-reduction goals, we took the following actions:

   o Reduced staffing by 15% at ECD and Ovonic Battery through reallocation and reductions ($4,500,000 in annual savings).

   o  Changed the healthcare benefit program ($2,200,000 in annual savings).

   o Implemented a salary freeze for all ECD and Ovonic Battery employees and a 10% salary reduction by the executive management team ($1,900,000 in annual savings).

   o  Reduced purchased services and contract employees.

   o  Lowered capital expenditures.

      The Company is reviewing other areas for cost reduction, as well as organizational changes to improve administrative and operating efficiencies.

      In November 2003, the Company received $27,868,000 in connection with the sale of 2,692,915 units of its securities to a group of three institutional investors at an average price per unit of $10.35 based upon the closing price of ECD Common Stock plus $.125. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

      On January 12, 2004, the Company received $5,593,000 in connection with the sale of 573,339 units of its securities to two institutional investors who participated in the November 2003 offering at a price per unit of $9.755. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

      Nolan Securities Corporation acted as placement agent with respect to both offerings and was paid $1,108,000 and issued 90,481 warrants on the same terms as the warrants issued in the unit offering.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Financings and Liquidity (Continued)
---------------------------------------------

      We filed a registration statement (related to the November sales of stock and warrants) on Form S-1 with the Securities and Exchange Commission on December 23, 2003 for the resale of the shares issued and the shares issuable upon exercise of the warrants, which was declared effective on January 8, 2004. We filed a registration statement (related to the January sales of stock and warrants) on Form S-1 with the SEC on March 9, 2004, which the SEC declared effective on March 12, 2004.

      The Company has been using the proceeds from these sales for working capital and to support its development and other operating activities.

      The Company is engaged in a number of negotiations and discussions to fund its operations, including raising additional capital through equity and debt financings and forming new strategic alliances to fund and grow its photovoltaic and other businesses. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its development activities. The Company is also in discussions with third parties to refinance the 30MW photovoltaic equipment. (See Management's Discussions and Analysis of Financial Condition on Liquidity and Capital Resources.)

NOTE C - Accounts Receivable
----------------------------
                                                       March 31,      June 30,
                                                         2004           2003
                                                     ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Amounts billed to customers
           Commercial customers                      $   564,598    $   564,598
Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
        subsequent month
           U.S. Government                               751,498        698,634
           Commercial customers                          172,113          9,060
                                                     -----------    -----------
                                                         923,611        707,694
      Amounts billed
           U.S. Government                             1,609,996      1,773,824

Amounts unbilled for other than long-term contracts
           Commercial customers                        1,730,731      1,892,532

Amounts billed for other than long-term contracts
           Commercial customers                        9,452,138      5,847,071
           U.S. Government                               163,379         -
                                                     -----------    -----------
                                                       9,615,517      5,847,071
Allowance for uncollectible accounts                    (271,000)      (265,000)
                                                     -----------    -----------
               TOTAL                                 $14,173,453    $10,520,719
                                                     ===========    ===========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

      Certain contracts with the U.S. government require a retention that is paid upon completion of an audit of the Company's indirect cost rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,447 are included in long-term other assets at March 31, 2004 and $103,947 at June 30, 2003. Most U.S. government contracts remain subject to audit.

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                     March 31,      June 30,
                                                       2004           2003
                                                   ------------   ------------
  Amounts earned which are billed in the
   subsequent month on long-term contracts
      ChevronTexaco Technology Ventures             $   13,769     $   -
      COBASYS                                          494,346      2,072,138
      Texaco Ovonic Hydrogen Systems                   858,673      1,603,147
                                                    ----------     ----------
            Sub-total                                1,366,788      3,675,285

  Amounts billed
      COBASYS                                          453,215      3,221,059
      Texaco Ovonic Hydrogen Systems                     3,420         -
                                                    ----------     ----------
            Sub-total                                  456,635      3,221,059

  Other unbilled
      Ovonyx                                            16,864            412

  Other billed
      ChevronTexaco Technology Ventures                121,376          5,721
      Ovonyx                                            24,145         48,053
      COBASYS                                           18,072         18,386
      Texaco Ovonic Hydrogen Systems                    25,592          8,364
                                                    ----------     ----------
            Sub-total                                  189,185         80,524
                                                    ----------     ----------
            TOTAL                                   $2,029,472     $6,977,280
                                                    ==========     ==========

Short-Term Note Receivable
--------------------------

      In connection with the April 2000 investment in United Solar Ovonic Corp. and United Solar Ovonic LLC by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert): (1) Bekaert was obligated to invest an additional $12,000,000 in United Solar Ovonic LLC no later than January 1, 2004, (2) United Solar Ovonic LLC was required to pay ECD $12,000,000 no later than January 1, 2004, and (3) ECD was required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004. These noninterest-bearing notes were recorded in April 2000 at a discounted value of $9,500,000 (using a discount rate of 6.3%). In May 2003, we purchased Bekaert's 60% interest in United Solar Ovonic

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

LLC and 19% interest in United Solar Ovonic Corp. (see Note E). While ECD continued to be contractually obligated to pay Canon, Bekaert agreed to pay the $12,000,000 directly to Canon, which, when made, would satisfy Bekaert's obligation to United Solar Ovonic LLC and ECD's obligation to Canon. On
January 2, 2004, Bekaert paid the $12,000,000 directly to Canon in full satisfaction of Bekaert's obligation to United Solar Ovonic and ECD's obligation to Canon.

NOTE D - Inventories
--------------------

      Inventories for United Solar Ovonic Corp., United Solar Ovonic LLC and Ovonic Battery are as follows:

                                 March 31,       June 30,
                                   2004            2003
                               ------------    ------------
      Finished products        $ 5,384,207     $ 5,282,156
      Work in process            3,581,268       1,825,839
      Raw materials              5,852,154       5,340,177
                               -----------     -----------
                               $14,817,629     $12,448,172
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

      Since May 14, 2003, ECD has been funding and continues to fund 100% of United Solar Ovonic's cash requirements. Historically, as a consequence of ECD's 81% ownership of United Solar Ovonic Corp. and United Solar Ovonic Corp.'s 40% membership interest in United Solar Ovonic LLC, the Company's financial results have included approximately 50% of the combined operating losses of these entities. After May 14, 2003, the Company has reflected 100% of the operating losses of United Solar Ovonic. ECD is in discussions with

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

potential new equity investors to meet United Solar Ovonic's future cash requirements, as well as refinance the 30MW equipment.

Ovonyx

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003. ECD recorded its $1,050,000 investment in Ovonyx and accounts for this investment on the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,050,000 investment. In the three months and nine months ended March 31, 2004, ECD recorded an equity loss of $96,000 and $644,000, respectively, related to its investment in Ovonyx. In the three months ended March 31, 2003 ECD recorded zero equity income and in the nine months ended March 31, 2003 ECD recorded an equity loss of $280,000.

      ECD recorded revenues from Ovonyx of $38,000 and $109,000, for the three months and nine months ended March 31, 2004 representing compensation for services provided to this joint venture. For the three months and nine months ended March 31, 2003, ECD recorded revenues of $32,000 and $115,000, respectively.

COBASYS (formerly Texaco Ovonic Battery Systems)

      In July 2001, Ovonic Battery and ChevronTexaco formed a strategic alliance named Texaco Ovonic Battery Systems LLC (renamed COBASYS LLC in March 2004). ChevronTexaco will invest up to $178,000,000 ($124,000,000 of which has been received as of March 31, 2004) in the venture. COBASYS is owned 50% by Ovonic Battery and 50% by a unit of ChevronTexaco.

      The Company recorded revenues from COBASYS of $916,000 and $4,267,000 for the three months and nine months ended March 31, 2004, respectively, and $3,338,000 and $8,803,000 for the three months and nine months ended March 31, 2003, respectively, for services performed on behalf of COBASYS (primarily for advanced product development work).

      The Company also recorded revenues from COBASYS of $45,000 and $135,000 for each of the three months and nine months ended March 31, 2004 and 2003, respectively, for rent of a portion of one of the Company's facilities.

      The following sets forth certain financial data regarding COBASYS that are derived from its financial statements:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                           COBASYS LLC AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                             -----------------------

                                         Three Months Ended            Nine Months Ended
                                              March 31,                     March 31,
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
Revenues
   Product Sales                     $    647,444   $    392,461   $  1,201,608   $    565,956
   Other Revenues                          66,583        704,081      2,076,572      1,440,391
                                     ------------   ------------   ------------   ------------
         Total Revenues                   714,027      1,096,542      3,278,180      2,006,347

Expenses
   Research and Development Costs       6,204,163      5,972,865     14,889,567     15,038,501
   Other Expenses                       3,174,805      4,115,526     10,841,045     11,819,779
                                     ------------   ------------   ------------   ------------
         Total Expenses                 9,378,968     10,088,391     25,730,612     26,858,280
                                     ------------   ------------   ------------   ------------
Net Loss                             $ (8,664,941)  $ (8,991,849)  $(22,452,432)  $(24,851,933)
                                     ============   ============   ============   ============

                           COBASYS LLC AND SUBSIDIARY

                                 BALANCE SHEETS
                                 --------------

                                                   March 31,      June 30,
                                                     2004           2003
                                                 ------------   ------------
Current Assets:
    Cash and Equivalents                         $   262,892    $ 6,849,235
    Accounts Receivable                            1,312,602        145,972
    Inventory                                      3,623,133      2,503,650
                                                 -----------    -----------
          Total Current Assets                     5,198,627      9,498,857
Property, Plant and Equipment                     33,133,134     30,496,884
Less Accumulated Depreciation                     (5,323,503)    (3,311,109)
                                                 -----------    -----------
Net Property, Plant and Equipment                 27,809,631     27,185,775
Other Assets                                         590,393         85,180
                                                 -----------    -----------
          Total Assets                           $33,598,651    $36,769,812
                                                 ===========    ===========

Liabilities and Members' Equity
    Current Liabilities:
       Amounts Due to Related Parties, Net       $ 1,585,436    $ 4,639,003
       Accounts Payable                            4,489,756      4,910,191
       Short-term Deferred Revenues                  536,273         -
                                                 -----------    -----------
          Total Current Liabilities                6,611,465      9,549,194

Members' Equity                                   26,987,186     27,220,618
                                                 -----------    -----------
          Total Liabilities and Members' Equity  $33,598,651    $36,769,812
                                                 ===========    ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and ChevronTexaco formed Texaco Ovonic Hydrogen Systems. ChevronTexaco is funding $104,000,000 ($56,248,000 of which was received as of March 31, 2004) for initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic solid hydrogen storage technology. The joint venture is owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended            Nine Months Ended
                                              March 31,                     March 31,
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
Revenues
   Prototype Sales                   $     29,973   $     -        $     29,973   $     -
   Other Income                             2,122          7,519          7,245          9,594
                                     ------------   ------------   ------------   ------------
         Total Revenues                    32,095          7,519         37,218          9,594

Expenses
   Product Development - Paid or
      Payable to ECD                    2,694,221      2,950,992      6,687,772      9,189,400
   Product Development - Paid or
      Payable to ChevronTexaco            303,145      1,261,046        579,119      2,035,922

   Depreciation Expense                   627,014        591,570      1,863,508      1,276,180

   Loss on Disposal of Assets             (44,000)        -              -              -
                                     ------------   ------------   ------------   ------------
         Total Expenses                 3,580,380      4,803,608      9,130,399     12,501,502
                                     ------------   ------------   ------------   ------------
Net Loss                             $ (3,548,285)  $ (4,796,089)  $ (9,093,181)  $(12,491,908)
                                     ============   ============   ============   ============


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                       TEXACO OVONIC HYDROGEN SYSTEMS LLC

                                 BALANCE SHEETS
                                 --------------

                                                      March 31,       June 30,
                                                        2004           2003
                                                    ------------   ------------
   Current Assets:
      Cash and Equivalents                          $   911,324    $ 1,742,437
      Accounts Receivable                                23,106         10,746
                                                    -----------    -----------
            Total Current Assets                        934,430      1,753,183
   Property, Plant and Equipment                      9,767,357      9,501,712
   Less Accumulated Depreciation                     (4,421,770)    (2,556,428)
                                                    -----------    ------------
         Net Property, Plant and Equipment            5,345,587      6,945,284
                                                    -----------    ------------
            Total Assets                            $ 6,280,017    $ 8,698,467
                                                    ===========    ===========

   Current Liabilities:
      Amount Due to Related Parties, Net            $   834,264    $ 2,130,446
      Deferred Revenue                                  136,170         15,257
                                                    -----------    -----------
            Total Current Liabilities                   970,434      2,145,703

   Noncurrent Liabilities
      Deferred Revenue                                  112,000        112,000

   Members' Equity                                    5,197,583      6,440,764
                                                    -----------    -----------
            Total Liabilities and Members' Equity   $ 6,280,017    $ 8,698,467
                                                    ===========    ===========

      During the three months and nine months ended March 31, 2004, the Company recorded revenues of $1,975,000 and $6,738,000, respectively, for services provided to this joint venture, primarily for advanced product development work and market development work. During the three months and nine months ended March 31, 2003, the Company recorded revenues of $3,584,000 and $10,328,000, respectively.

Ovonic Media

      For the three months and nine months ended March 31, 2003, the Company recorded revenues of $11,000 and $615,000, respectively, for services provided to this joint venture for advanced product development work. GE informed the Company that additional funding after January 3, 2003 was suspended. GE and ECD have been discussing as how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are trying to secure a partner that is a leader in this industry to facilitate the commercialization of our technology. In the interim, ECD is directly funding continued product development activities for this technology at a reduced level.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, alloy powders, advanced Ovonic nickel hydroxide materials and production equipment, all for certain battery applications for NiMH batteries. As of March 31, 2004, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of March 31, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts.

      The Company recorded revenues from Rare Earth Ovonic of $1,283,000 and $3,172,000 for the three months and nine months ended March 31, 2004, respectively, and $2,528,000 and $9,033,000 for the three months and nine months ended March 31, 2003, respectively.

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

      During the nine months ended March 31, 2003, while ChevronTexaco was funding the fuel cell operation, the Company recorded revenues of $3,940,000.

                 ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Liabilities
--------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the nine months ended March 31, 2004 and 2003:

                                                 March 31,
                                           2004            2003
                                       ------------    ------------
Liability beginning of the period      $ 2,990,661     $ 2,489,024

Amounts accrued for as warranty costs
   for the nine-month period (net)      (1,093,228)*       122,961
Warranty claims                           (130,000)         -
                                       -----------     -----------
Liability at March 31                  $ 1,767,433     $ 2,611,985
                                       ===========     ===========

   * During the nine months ended March 31, 2004, the Company revised its estimated warranty liability (primarily on its Rare Earth Ovonic contract), based upon its recent experience, and recorded a reduction in this liability.

      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) and at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 1998 for United Solar Ovonic and the years ended June 30, 2000 and June 30, 2001 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company, together with its government consultants, is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,757,000 at March 31, 2004 and $1,682,000 at June 30, 2003 related to these issues.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2004 and June 30, 2003, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                March 31,      June 30,
                                  2004           2003
                              ------------   ------------
           Battery            $ 1,560,902    $ 1,560,902
           Optical memory       1,531,109      1,947,093
                              -----------    -----------
                              $ 3,092,011    $ 3,507,995
                              ===========    ===========

      Creditable royalties earned and recognized as revenue were:

                                      Period Ended
                                        March 31,
                                    2004         2003
                                  --------     --------
           Three months ended     $ 35,257     $  7,414
           Nine months ended      $ 55,984     $107,507


      In 2004, the Company also recognized royalties of $360,000 related to an advance royalty payment received by the Company in 1985 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments.

      There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements,
--------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements,
--------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

 A summary of all of the Company's revenues follows:

                                         Three Months Ended             Nine Months Ended
                                              March 31,                      March 31,
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
Product sales
    Photovoltaics                    $ 6,966,658    $    -         $18,321,912    $    -
    Machine building and
      equipment sales                  1,283,041      2,545,269      3,251,837      9,256,306
    Battery packs                         -             137,601          8,000        138,179
    Nickel hydroxide and metal
      hydride materials                  334,533        218,424      1,065,578        562,213
                                     ------------   ------------   ------------   ------------
                                       8,584,232      2,901,294     22,647,327      9,956,698
                                     ------------   ------------   ------------   ------------
Product sales-related parties
    Photovoltaics                         -           1,767,488         -           4,128,850
    Machine building                      -             141,756         -             446,440
    Battery packs                         -              -              -              86,363
    Nickel hydroxide and metal
      hydride materials                      627         46,613          3,049         85,378
                                     ------------   ------------   ------------   ------------
                                             627      1,955,857          3,049      4,747,031
                                     ------------   ------------   ------------   ------------
Total product sales                  $ 8,584,859    $ 4,857,151    $22,650,376    $14,703,729
                                     ============   ============   ============   ============

Royalties
    Battery technology               $   496,308    $   494,857    $ 1,542,623    $ 1,374,237
    Optical memory                       479,458         35,334        501,902         55,288
                                     ------------   ------------   ------------   ------------
Total royalties                      $   975,766    $   530,191    $ 2,044,525    $ 1,429,525
                                     ============   ============   ============   ============

Revenues from product
  development agreements
    Photovoltaics                    $ 2,869,975    $   453,883    $ 7,962,324    $ 1,717,236
    Battery technology                   531,767        595,849      1,426,325      2,258,453
    Optical memory                        80,465         -             201,541         36,411
    Hydrogen                             434,910         -             567,959         -
    Other                                 -              24,706         18,677         96,094
                                     ------------   ------------   ------------   ------------
                                       3,917,117      1,074,438     10,176,826      4,108,194
                                     ------------   ------------   ------------   ------------
Revenues from product development
  agreements - related parties
    Battery technology                   916,064      3,338,087      4,267,150      8,803,336
    Optical memory                        -              10,660          -            615,330
    Hydrogen                           1,974,656      3,692,292      6,738,357     10,625,265
    Fuel cells                            -              (2,406)         -          3,939,751
                                     ------------   ------------   ------------   ------------
                                       2,890,720      7,038,633     11,005,507     23,983,682
                                     ------------   ------------   ------------   ------------
Total revenues from product
  development agreements             $ 6,807,837    $ 8,113,071    $21,182,333    $28,091,876
                                     ============   ============   ============   ============

License and other agreements
    Battery technology               $    -         $    -         $    75,000    $   150,000
    Photovoltaics                         -              -              -           3,269,114
                                     ------------   ------------   ------------   ------------
Total license and other agreements   $    -         $    -         $    75,000    $ 3,419,114
                                     ============   ============   ============   ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements,
--------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                             Three Months Ended         Nine Months Ended
                                  March 31,                  March 31,
                             2004          2003          2004          2003
                          -----------   -----------   -----------   -----------
        United States     $ 9,535,025   $ 8,601,371   $31,316,707   $29,459,019
        Germany             3,514,356        -          5,238,352        -
        China               1,354,012     2,537,182     3,268,058     9,111,729
        Japan                 927,476       427,483     1,818,530     4,493,076
        Hong Kong             360,879       712,346     1,169,029       712,346
        Australia             308,400        -            727,548        -
        United Kingdom        134,498        -            514,811        -
        Kenya                  97,446        -            208,349        -
        Canada                 92,045        -            280,690        -
        Taiwan                  1,808        -            123,992        -
        Mexico                 -          1,767,488        -          4,128,850
        Luxembourg           (199,474)       -            897,253        -
        Other                 418,706      (450,659)      860,835        22,627
                          -----------   -----------   -----------   -----------
                          $16,545,177   $13,595,211   $46,424,154   $47,927,647
                          ===========   ===========   ===========   ===========

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Other Comprehensive Income (Loss)
------------------------------------------

      The Company's total comprehensive loss was as follows:

                                             Three Months Ended            Nine Months Ended
                                                  March 31,                     March 31,
                                             2004           2003           2004           2003
                                         ------------   ------------   ------------   ------------
Net Loss                                 $(12,265,520)  $ (9,075,629)  $(39,963,528)  $(18,291,485)

OTHER COMPREHENSIVE
  INCOME (LOSS) (net of taxes):
    Unrealized holding gains
      arising during period                    -             694,872         -           1,448,255
    Less: reclassification adjustments
      for gains realized in net income         -              26,268        431,153            648
                                         ------------   ------------   ------------   ------------
Net unrealized gains (losses)                  -             668,604       (431,153)     1,447,607
Foreign currency translation
  adjustments                                  14,943         -              88,948         -
                                         ------------   ------------   ------------   ------------
COMPREHENSIVE LOSS                       $(12,250,577)  $ (8,407,025)  $(40,305,733)  $(16,843,878)
                                         ============   ============   ============   =============

NOTE J - Stock Options
----------------------

      Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for the three and nine months ended March 31, 2004 and 2003 would have increased as follows:

                                          Three Months Ended           Nine Months Ended
                                              March 31,                     March 31,
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
 Net Loss, as reported               $(12,265,520)  $ (9,075,629)  $(39,963,528)  $(18,291,485)

 Add:
 Total stock-based compensation
   expense determined under fair
   value based method, net of tax       1,028,081      1,454,253      3,036,748      2,845,769
                                     ------------   ------------   ------------   ------------
 Pro-forma net loss                  $(13,293,601)  $(10,529,882)  $(43,000,276)  $(21,137,254)
                                     ============   ============   ============   ============
 Loss per share:
    Basic and Diluted - as reported  $       (.49)  $       (.41)  $      (1.70)  $       (.84)
    Basic and Diluted - pro forma    $       (.53)  $       (.48)  $      (1.83)  $       (.97)


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

                                      Three Months Ended           Nine Months Ended
                                           March 31,                   March 31,
                                      2004          2003           2004          2003
                                  ------------  ------------   ------------  ------------
Weighted average number of
 shares outstanding                25,122,487    21,901,776     23,505,848    21,899,875

Net loss before cumulative
 effect of change in
 accounting principle            $(12,265,520)  $(9,075,629)  $(39,963,528) $(20,507,045)

Cumulative effect of change
  in accounting principle             -              -              -          2,215,560
                                 ------------   -----------  -------------  ------------

Net loss                         $(12,265,520)  $(9,075,629)  $(39,963,528) $(18,291,485)
                                 ============   ===========   ============  ============
BASIC AND DILUTED NET LOSS
 PER SHARE BEFORE
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                      $        (.49)   $     (.41)  $      (1.70) $       (.94)
                                =============    ==========   ============  ============
BASIC AND DILUTED NET LOSS
 PER SHARE                      $        (.49)   $     (.41)  $      (1.70) $       (.84)
                                =============    ==========   ============  ============


      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (benefit) for both the basic net loss per share and the diluted net loss per share for the nine months ended March 31, 2003.

      Due to the Company's net losses, total weighted average shares of potential dilutive securities of 21,701 and 5,491 for the three months ended March 31, 2004 and 2003, respectively, and 69,886 and 18,679 for the nine months ended March 31, 2004 and 2003, respectively, were excluded from the calculations of diluted net loss per share as inclusion of these securities would have been antidilutive to the net loss per share.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE L - Business Segments
--------------------------

      The Company has three business segments: its subsidiaries, Ovonic Battery and United Solar Ovonic, and the parent company, ECD. Ovonic Battery is involved in developing and commercializing battery technology. United Solar Ovonic is involved in manufacturing and selling photovoltaic products. ECD is involved in microelectronics, fuel cells, hydrogen storage and photovoltaics technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segment were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)

                                                         United
                                             Ovonic      Solar      Consolidating
                                   ECD       Battery     Ovonic        Entries     Consolidated
                                ---------   ---------   ---------  -------------  --------------
Revenues
   Three months ended
      March 31, 2004            $  3,779    $  3,576    $  9,232    $     (42)      $ 16,545
      March 31, 2003               4,519       7,361       2,139         (423)        13,596

   Nine months ended
      March 31, 2004            $ 11,332    $ 11,582    $ 25,090    $  (1,580)      $ 46,424
      March 31, 2003              18,335      22,496       8,827       (1,730)        47,928

Interest Income
   Three months ended
      March 31, 2004            $  1,108    $   -       $      8    $  (1,054)      $     62
      March 31, 2003                 946        -             13         -               959

   Nine months ended
      March 31, 2004            $  2,617    $   -       $     15    $  (1,997)      $    635
      March 31, 2003               2,991        -             58         -             3,049

Interest Expense*
   Three months ended
      March 31, 2004            $   -       $   -       $    457    $    (379)      $     78
      March 31, 2003                -             18          62         -                80

   Nine months ended
      March 31, 2004            $    373    $   -       $  2,538    $  (1,997)      $    914
      March 31, 2003                  -           71         259         -               330

-----------------------

* Excludes intercompany interest between ECD and Ovonic Battery.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                       Notes to Consolidated Financial Statements

NOTE L - Business Segments (Continued)
--------------------------------------

                                                         United
                                             Ovonic      Solar      Consolidating
                                   ECD       Battery     Ovonic        Entries     Consolidated
                                ---------   ---------   ---------  -------------  --------------
Operating Loss
   Three months ended
      March 31, 2004            $ (5,617)   $ (3,468)   $ (2,832)   $    (163)      $(12,080)
      March 31, 2003              (6,301)     (1,180)     (1,866)        -            (9,347)

   Nine months ended
      March 31, 2004            $(18,077)   $(13,146)   $ (8,357)   $    -          $(39,580)
      March 31, 2003             (14,020)     (4,170)     (1,581)        -           (19,771)

Equity in Net Income (Loss) of
 Investees Under Equity Method
   Three months ended
      March 31, 2004            $    (96)   $   -       $   -       $    -          $    (96)
      March 31, 2003                 (54)       -         (1,597)         157         (1,494)

   Nine months ended
      March 31, 2004            $   (644)   $   -       $    (37)   $      37       $   (644)
      March 31, 2003                (696)       -         (5,001)         469         (5,228)

Depreciation Expense
   Nine months ended
      March 31, 2004            $  1,629    $    534    $  3,936    $    -          $  6,099
      March 31, 2003               1,308         865          80         -             2,253

Capital Expenditures
   Nine months ended
      March 31, 2004            $  1,727    $    408    $    697    $    -          $  2,832
      March 31, 2003               6,564         844          48         -             7,456

Investments and Advances
 in Equity Method Investees
      March 31, 2004            $  -        $   -       $   -       $    -          $   -
      March 31, 2003               5,590        -         25,332         -            30,922

Identifiable Assets
      March 31, 2004            $137,561    $  6,913    $109,362    $(131,754)      $122,082
      March 31, 2003             155,030       9,138      19,649      (13,345)       170,472


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of results to be expected in future periods.

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

      The Company had a net loss of $12,266,000 on revenues of $16,545,000 in the three months ended March 31, 2004 compared to a net loss of $9,076,000 on revenues of $13,595,000 in the three months ended March 31, 2003. The Company had a net loss of $39,964,000 on revenues of $46,424,000 in the nine months ended March 31, 2004 compared to a net loss of $18,291,000 on revenues of $47,928,000 in the nine months ended March 31, 2003.

      The $3,190,000 and $21,672,000 increase in net loss for the three months and nine months ended March 31, 2004, respectively, resulted primarily from the following:

    o United Solar Ovonic is fully consolidated in the 2004 results because of the May 14, 2003 acquisition of our former partner's interests, whereas the 2003 loss included approximately 50% of United Solar Ovonic's loss. Had United Solar Ovonic been fully consolidated in 2003, the Company would have reported losses that were $3,083,000 and $6,106,000 higher for the three-month and nine-month period ended March 31, 2003.

    o Partially offsetting the above is an improvement in United Solar Ovonic's operating performance resulting in a reduced operating loss for the three months and nine months ended March 31, 2004 of approximately $2,151,000 and $4,884,000, respectively, compared to 2003 due to higher revenues and cost reductions in 2004.

    o Selling, general and administrative expenses (net) increased by $4,360,000 and $6,625,000 for the three months and nine months ended March 31, 2004. This was caused, in part, by the aforementioned consolidation of United Solar Ovonic ($1,813,000 increase for the quarter and $5,298,000 increase for the year-to-date). The remainder of the increase in selling, general and administrative expenses (net) results from reduced allocations of the expenses to cost of revenues from product development agreements, partially offset by savings in connection with our cost containment program. Selling expenses for 2003 were lower as a result of a contractual agreement reducing such expenses in connection with equipment sales.

    o A decrease for the nine months ended March 31, 2004, to $75,000 for revenues from license and other agreements compared to $3,419,000 in 2003.

    o Patent defense costs for the three months ended March 31, 2004 decreased by $598,000 while for the nine months ended March 31, 2004 they increased by $3,964,000 as compared to the same periods last year, primarily due to the arbitration with Matsushita Battery Industrial Co., Ltd. (MBI) and its related parties which is expected to be completed in July 2004 as the parties are engaged in settlement negotiations.

    o Increased net product and development expenses for the nine months ended March 31, 2004 of $2,936,000 due to reduced funding from third parties in 2004.

    o Reduced interest income for the three months and nine months ended March 31, 2004 of $896,000 and $2,414,000, respectively, due to lower levels of investments and lower interest rates in 2004.

    o Income of $2,216,000 in 2003 attributable to the cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      The loss from operations increased to $12,080,000 in 2004 from $9,347,000 in 2003 because of:

    o an increased operating loss of $966,000 for United Solar Ovonic (operating loss of $2,832,000 in 2004 versus operating loss of $1,866,000 in 2003) primarily due to the impact of 100% ownership of United Solar Ovonic in 2004, start-up and other costs, including depreciation expense associated with increasing production capacity, partially offset by $2,151,000 reduction in its loss from operations due to higher revenues and cost reductions in 2004;

    o an increased operating loss of $2,288,000 for Ovonic Battery (an operating loss of $3,468,000 in 2004 versus operating loss of $1,180,000 in 2003) primarily resulting from lower revenues from the profitable equipment contract with Rare Earth Ovonic in 2004 compared to 2003 and lower revenues from product development agreements, partially offset by $598,000 in lower costs in 2004 for patent defense.

    o a reduced operating loss of $5,617,000 in 2004 for the ECD segment versus the operating loss of $6,301,000 in 2003, primarily due to the Company's cost containment initiatives, lower costs relating to the 30MW production equipment produced for United Solar Ovonic, and an increase in royalties relating to an advance royalty payment associated with a license agreement under which the licensee no longer has a contractual obligation to make royalty payments.

      The increase in consolidated revenues primarily resulted from increases in product sales of $3,728,000, other revenues of $82,000, and royalties of $446,000, partially offset by a reduction in revenues from product development agreements of $1,305,000. (See Note H of Notes to Consolidated Financial Statements - Product Sales, Royalties, Revenues from Product Development Agreements, and License and Other Agreements and Note L - Business
Segments.)

    o United Solar Ovonic's 2004 revenues increased substantially, as a result of consolidation of United Solar Ovonic LLC's operating results into the Company's operating results following the May 14, 2003 acquisition ($9,232,000 in 2004 versus $2,139,000 in 2003). A major component of the increase resulted from higher product sales ($6,967,000 in 2004 from $1,767,000 in 2003, $2,686,000 of the increase resulted from consolidating third-party sales in 2004 and $2,514,000 due to higher third-party sales). Third-party product sales are included in revenues in 2004 while they were not in 2003. Also contributing to higher revenues in 2004 were revenues from product development agreements, principally from an Air Force contract ($1,430,000) to develop new solar cell technology to be used in space and airship vehicles.

    o The $3,785,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($1,283,000 in 2004 versus $2,528,000 in 2003) due to the near completion of phase one of this program and reduced revenues from product development agreements ($1,448,000 in 2004 versus $3,934,000 in 2003) principally related to decreased activities under the advanced product development agreement from COBASYS.

    o The ECD segment's revenues, net of consolidating entries, decreased to $3,737,000 in 2004 from $4,096,000 in 2003, primarily due to a decrease of $844,000 from revenues from product development agreements, partially offset by increased royalties. The decrease in revenues from product development agreements primarily resulted from reduced revenues from Texaco Ovonic Hydrogen Systems ($1,975,000 in 2004 compared to $3,584,000 in 2003), partially offset by two new contracts with the National Institute of Standards and Technology (NIST) and the Department of Defense (DoD) (the three totaling $582,000).

      Product sales, consisting of photovoltaic products, machine building and equipment sales, and nickel hydroxide and metal hydride materials, increased 77% to $8,585,000 in the three months ended March 31, 2004 from $4,857,000 in the three months ended March 31, 2003. Photovoltaic sales were $6,967,000 for 2004, which were sales to third parties, and $1,767,000 for 2003, which were sales to an affiliate. Machine-building and equipment sales revenues decreased 52% to $1,283,000 in 2004 from $2,687,000 in 2003, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($1,283,000 in 2004 compared to $2,528,000 in 2003). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Sales of nickel hydroxide and metal hydride materials increased to $335,000 in 2004 compared to $265,000 in 2003. (See Note H of Notes to Consolidated Financial Statements.) The Company currently has a product sales backlog of $7,821,000, $6,097,000 of which is expected to be recognized as revenues in fiscal 2004.

      Royalties increased 84% to $976,000 in the three months ended March 31, 2004 from $530,000 in the three months ended March 31, 2003. Higher royalties reflect a payment for optical memory royalties from a licensee who had not previously made payments and covered amounts owed for a four-year period. The Company also recognized in 2004 royalties of $360,000 related to an advance royalty payment received by the Company in 1985 associated with a license agreement under which the licensee no longer has an obligation to make royalty payments.

      Revenues from product development agreements decreased 16% to $6,808,000 in the three months ended March 31, 2004 from $8,113,000 in the three months ended March 31, 2003, primarily due to reduced battery activities under advanced product development agreements with COBASYS ($916,000 for 2004 compared to $3,338,000 in 2003) and a decrease in revenues from Texaco Ovonic Hydrogen Systems ($1,975,000 for 2004 compared to $3,584,000 for 2003), partially offset by increased photovoltaic product development revenues in 2004 ($2,870,000 compared to $454,000 in 2003), primarily due to an Air Force contract ($1,430,000) to develop new solar cell products to be used in space and airship applications.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $177,000 in the three months ended March 31, 2004 from $95,000 in the three months ended March 31, 2003, primarily due to increased laboratory billings to third parties.

      Cost of product sales increased by $4,133,000 in the three months ended March 31, 2004 ($10,052,000 in 2004 compared to $5,918,000 in 2003). This resulted in a loss of $1,467,000 on product sales in 2004 compared to a loss of $1,061,000 in 2003, primarily from costs associated with the optimization of the 30MW production equipment and lower sales from a profitable equipment sales contract with Rare Earth Ovonic, partially offset by improved margins on photovoltaic sales (negative margins of $590,000 on sales of finished products in 2004 compared to negative margins of $1,132,000 on sales of semi-finished products to an affiliate in 2003).

      Revenues from product development agreements currently fund 56% of the Company's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $1,305,000, and spending decreased by $2,307,000, resulting in a decrease of $1,002,000 in net cost of product development.

                                                    Three Months Ended
                                                         March 31,
                                                   2004            2003
                                               -----------     -----------
Cost of revenues from product
   development agreements                      $ 6,566,000     $ 8,673,000
Product development and research                 5,538,000       5,738,000
                                               -----------     -----------
     Total cost of product development          12,104,000      14,411,000
Revenues from product development
   agreements                                    6,808,000       8,113,000
                                               -----------     -----------
     Net cost of product development           $ 5,296,000     $ 6,298,000
                                               ===========     ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. The Company is also developing a unique 3-terminal Ovonic threshold/memory device technology to have high speed, high current capabilities. Included in the development costs for the Ovonic Cognitive Computer technology is depreciation ($227,000) related to the new state-of-the-art clean room and the related equipment.

      Expenses were incurred in 2004 and 2003 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses (net) decreased to $1,511,000 in the three months ended March 31, 2004 from $2,015,000 in the three months ended March 31, 2003, principally due to lower patent defense costs ($887,000 in 2004 versus $1,486,000 in 2003) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the patent defense costs relating to batteries for non-consumer applications beginning in fiscal 2002. ChevronTexaco's share of the patent defense costs were $1,587,000 and $770,000 for the three months ended March 31, 2004 and 2003, respectively. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In October 2001, COBASYS LLC joined the litigation as a co-plaintiff. In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The arbitration proceeding was held in New York City, with a hearing before the Arbitral Tribunal in November 2003. Post trial briefs were filed in December and closing oral arguments were delivered on January 21, 2004. The parties to the arbitration have requested that the Arbitral Tribunal postpone its decision until July 2004 because the parties are engaged in settlement negotiations. It is expected that the Company will not incur significant expenses associated with the arbitration after the fourth fiscal quarter.

      Selling, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      The increase in selling, general and administrative expenses (net) to $4,959,000 in the three months ended March 31, 2004 from $598,000 in the three months ended March 31, 2003 was due primarily to $2,120,000 increased gross expenses associated with United Solar Ovonic, primarily as a result of consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition and decreased allocations ($1,707,000) to product development research and cost of revenue from product development agreements, partially offset by savings in connection with our cost containment program. Selling expenses for 2003 were lower as a result of a contractual agreement reducing such expenses in connection with equipment sales.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                      Three Months Ended
                                                           March 31,
                                                      2004            2003
                                                  ------------    ------------

Gross Expenses                                    $ 7,666,000     $ 5,012,000
Less - allocations to product development
         and research                              (2,283,000)     (1,768,000)
     - allocations to cost of revenues from
         product development agreements              (424,000)     (2,646,000)
                                                  -----------     -----------
Net Expenses                                      $ 4,959,000     $   598,000
                                                  ===========     ===========

      The $457,000 decrease in other income (net) ($185,000 expense in 2004 compared to $272,000 income in 2003) resulted primarily from lower interest income ($62,000 in 2004 compared to $959,000 in 2003) due to lower short-term investments and lower interest rates, partially offset by lower equity losses attributed to losses at ITS (zero in 2004 compared to $53,000 in 2003), at United Solar Ovonic LLC (zero in 2004 - fully consolidated in 2004 and no longer on the equity basis - compared to $1,441,000 in 2003) and higher equity losses at Ovonyx ($96,000 in 2004 versus zero in 2003).

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003
-----------------------------------------------------------------------------

      The loss from operations increased to $39,580,000 in 2004 from $19,771,000 in 2003 because of:

    o An increased operating loss of $6,776,000 for United Solar Ovonic (operating loss of $8,357,000 in 2004 versus an operating loss of $1,581,000 in 2003) primarily due to the impact of 100% ownership of United Solar Ovonic in 2004, a license fee of $3,269,000 in 2003, start-up and other costs, including depreciation expense associated with increasing production capacity, partially offset by $4,884,000 improvement in United Solar Ovonic's loss from operations due to higher revenues and cost reductions in 2004.

    o An increased operating loss of $8,976,000 for Ovonic Battery (operating loss of $13,146,000 in 2004 versus operating loss of $4,170,000 in
         2003) primarily from lower revenues for the profitable equipment contract with Rare Earth Ovonic in 2004 compared to 2003, lower revenues from product development agreements and $3,964,000 in higher costs for patent defense, partially offset by higher royalties and higher sales of nickel hydroxide in 2004.

    o An operating loss of $18,077,000 in 2004 for the ECD segment versus operating loss of $14,020,000 in 2003, primarily due to higher investment in product development as the Company received reduced funding from third parties in 2004.

     The decrease in consolidated revenues primarily resulted from a reduction in revenues from product development agreements of $6,910,000, decreased license and other agreements ($75,000 in 2004 versus $3,419,000 in 2003), partially offset by a $7,947,000 increase in product sales and a $615,000 increase in royalty revenues. (See Note H - Product Sales, Royalties, Revenues from Product Development Agreements, and License and Other Agreements and Note L - Business Segments.)

    o United Solar Ovonic's 2003 revenues increased substantially, as a result of consolidation of United Solar Ovonic LLC's operating results into the Company's operating results following the May 14, 2003 acquisition, to $25,090,000 in 2004 versus $8,827,000 in 2003. A major component of the increase resulted from higher product sales ($18,322,000 in 2004 from $4,129,000 in 2003; $8,661,000 of the increase resulted from consolidating third-party sales in 2004 and $5,532,000 due to higher third-party sales). Third-party product sales are included in revenues in 2004 while they were not in 2003. Also contributing to higher revenues in 2004 were revenues from product development agreements, principally from the recently signed

         Air Force contract (revenues of $5,304,000). The 2003 revenues included a license fee of $3,269,000.

    o The $10,914,000 decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic ($3,172,000 in 2004 versus $9,033,000 in 2003) due to the near completion of phase one of this program, reduced revenues from product development agreements ($5,693,000 in 2004 versus $11,062,000 in 2003) principally related to decreased activities under the advanced product development agreement from COBASYS.

    o The ECD segment's revenues, net of consolidating entries, decreased to $9,752,000 in 2004 from $16,605,000 in 2003, primarily due to a decrease of $6,845,000 from product development agreements, which was due to reduced revenues for Ovonic Fuel Cell Company (zero in 2004 compared to $3,940,000 in 2003), Texaco Ovonic Hydrogen Systems ($6,738,000 in 2004 compared to $10,328,000 in 2003) and Ovonic Media
         (zero in 2004 compared to $615,000 in 2003). Partially offsetting these reductions are a new contract with NREL ($752,000 in 2004 versus zero in 2003) and two new contracts with NIST ($388,000 in 2004 versus zero in 2003).

      Product sales, consisting of photovoltaic products, machine building and equipment sales, and nickel hydroxide and metal hydride materials, increased 54% to $22,650,000 in the nine months ended March 31, 2004 from $14,704,000 in the nine months ended March 31, 2003. Photovoltaic sales were $18,322,000 for 2004, which were sales to third parties, and $4,129,000 for 2003, which were sales to an affiliate. Machine-building and equipment sales revenues decreased 66% to $3,252,000 in 2004 from $9,703,000 in 2003, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($3,172,000 in 2004 compared to $9,033,000 in 2003). All machine-building and equipment sales contracts are accounted for using percentage-of-completion accounting. Sales of nickel hydroxide and metal hydride materials increased to $1,069,000 in 2004 compared to $648,000 in 2003. (See Note H of Notes to Consolidated Financial Statements.) The Company currently has a product sales backlog of $7,821,000, $6,097,000 of which is expected to be recognized as revenues in fiscal 2004.

      Royalties increased 43% to $2,045,000 in the nine months ended March 31, 2004 from $1,430,000 in the nine months ended March 31, 2003. Higher royalties reflect higher sales of large propulsion batteries by one of our licensees and payment for optical memory royalties from a licensee who had not previously made payments that covered amounts owed for a four-year period. The Company also recognized in 2004 royalties of $360,000 related to an advance royalty payment received by the Company in 1985 associated with a license agreement under which the licensee no longer has an obligation to make royalty payments.

      Revenues from product development agreements decreased 25% to $21,182,000 in the nine months ended March 31, 2004 from $28,092,000 in the nine months ended March 31, 2003 primarily due to reduced battery activities under advanced product development agreements with COBASYS ($4,267,000 for 2004 compared to $8,803,000 in 2003), the suspension of funding to Ovonic Media (zero in 2004 versus $615,000 in 2003), a decrease in revenues from Texaco Ovonic Hydrogen Systems ($6,738,000 for 2004 compared to $10,328,000 for 2003) and Ovonic Fuel Cell (zero for 2004 - Ovonic Fuel Cell is now 100% owned and included in our consolidated financial results - compared to $3,940,000 for 2003). These decreases were partially offset by increased photovoltaic product development revenues in 2004 ($7,962,000 compared to $1,717,000 in 2003), primarily due to the new Air Force contract ($5,304,000), a new contract with NREL ($752,000 in 2004 versus zero in 2003) and two new contracts with NIST ($388,000 in 2004 versus zero in 2003).

      Revenues from license and other agreements decreased to $75,000 in the nine months ended March 31, 2004, from $3,419,000 in the nine months ended March 31, 2003. The 2004 license fees resulted from licenses to Linghao Battery and Mcnair-tech Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period. The license revenue in 2003 resulted from United Solar Ovonic issuing to Canon a notice whereby United Solar Ovonic granted Canon rights to manufacture in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest of $769,000) due Canon in connection with a previous loan made to United Solar Ovonic by Canon. United Solar Ovonic recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the nine months ended March 31, 2003.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues increased to $472,000 in the nine months ended March 31, 2004 from $283,000 in the nine months ended March 31, 2003, primarily due to increased laboratory billings to third parties.

      Cost of product sales increased by $11,813,000 in the nine months ended March 31, 2004 ($28,027,000 in 2004 compared to $16,214,000 in 2003). This resulted in an increased loss on product sales of $5,376,000 in 2004 compared to a loss of $1,510,000 in 2003. There were negative margins on photovoltaic sales of $2,743,000 on sales of finished products in 2004 compared to negative margins of $1,843,000 on sales of semi-finished products to an affiliate in 2003, as well as planned optimization costs of $1,530,000 for the photovoltaic production machine. In addition, the margin on sales at Ovonic Battery decreased to negative $1,203,000 in 2004 from positive $562,000 in 2003 due to negative margins on sales of metal hydride materials because of low sales volumes and high fixed costs and lower revenues on equipment sales because of the near completion of the first phase of the profitable Rare Earth Ovonic contract.

      Revenues from product development agreements currently fund 56% of the Company's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $6,910,000, and spending decreased by $3,974,000, resulting in an increase of $2,936,000 in net cost of product development.

                                                 Nine Months Ended
                                                      March 31,
                                                2004            2003
                                             ----------     -----------
Cost of revenues from product
   development agreements                   $19,696,000     $27,556,000
Product development and research             18,204,000      14,318,000
                                            -----------     -----------
     Total cost of product development       37,900,000      41,874,000
Revenues from product development
   agreements                                21,182,000      28,092,000
                                            -----------     -----------
     Net cost of product development        $16,718,000     $13,782,000
                                            ===========     ===========

      The expenditures continued the development of the Company's core technologies in energy storage, energy generation and information technology. Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. The Company is also developing a unique 3-terminal Ovonic threshold/memory device technology to have high speed, high current capabilities. Included in the development costs for the Ovonic Cognitive Computer technology is depreciation ($736,000) related to the new state-of-the-art clean room and the related equipment. The Company, together with ChevronTexaco, has modified and demonstrated a hybrid electric vehicle (a 2002 Toyota Prius) to operate on clean hydrogen fuel stored in an Ovonic solid hydrogen system. This on-board solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing metal hydrides to address hydrogen infrastructure.

      Expenses were incurred in 2004 and 2003 in connection with the protection of the Company's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $7,937,000 in the nine months ended March 31, 2004 from $4,097,000 in the nine months ended March 31, 2003, principally due to higher patent defense costs ($6,359,000 in 2004 versus $2,394,000 in 2003) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the patent defense costs relating to batteries for non-consumer applications beginning in fiscal 2002. ChevronTexaco's share of the patent defense costs were $7,705,000 and $1,509,000 for the nine months ended March 31, 2004 and 2003, respectively. In March 2001, Ovonic Battery filed suit against Matsushita Battery Industrial Co., Ltd., Toyota Motor Corporation, Panasonic EV Energy Co., Ltd. and several related entities for infringement of patents held by Ovonic Battery. In October 2001, COBASYS joined the litigation as a co-plaintiff. In December 2002, we and our related companies entered into an arbitration agreement with Matsushita Battery Industrial Co., Ltd. and its related companies and Toyota Motor Corporation and a related company. The arbitration proceeding was held in New York City, with a hearing before the Arbitral Tribunal in November 2003. Post trial briefs were filed in December and closing oral arguments were delivered on January 21, 2004. The parties to the arbitration have requested that the Arbitral Tribunal postpone its decision until July 2004 because the parties are engaged in settlement negotiations. It is expected that the Company will not incur significant expenses associated with the arbitration after the fourth fiscal quarter.

      Selling, general and administrative expenses are allocated to product development and research expenses and to cost of revenues from research and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

      Selling, general and administrative expenses (net) increased from $5,515,000 in the nine months ended March 31, 2003 to $12,139,000 in the nine months ended March 31, 2004. As a result of consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition, gross selling, general and administrative expenses increased by $5,006,000 and net expenses by $4,170,000. The remainder of the increase in net selling, general and administrative expenses resulted from lower allocations to product development and research and cost of revenues from product development agreements. Selling expenses for 2003 were lower as a result of a contractual agreement reducing such expenses in connection with equipment sales.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                       Nine Months Ended
                                                            March 31,
                                                      2004            2003
                                                   -----------    -----------

Gross Expenses                                     $22,767,000    $17,510,000
Less - allocations to product development
         and research                               (6,985,000)    (5,807,000)
     - allocations to cost of revenues from
         product development agreements             (3,643,000)    (6,188,000)
                                                   -----------    -----------
Net Expenses                                       $12,139,000    $ 5,515,000
                                                   ===========    ===========

      The $352,000 improvement in other income (net) ($384,000 expense in 2004 compared to $736,000 expense in 2003) resulted primarily from lower equity losses attributed to losses at ITS (zero in 2004 compared to $416,000 in 2003), at United Solar Ovonic LLC (zero in 2004 - fully consolidated in 2003 and no longer on the equity basis - compared to $4,532,000 in 2003) and higher equity losses at Ovonyx ($644,000 in 2004 versus $280,000 in 2003), partially offset by lower short-term investments and lower interest rates causing lower interest income ($635,000 in 2004 compared to $3,049,000 in 2003) on the Company's investments.

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

                         Liquidity and Capital Resources

      As of March 31, 2004, the Company had consolidated cash, cash equivalents, short-term investments and accounts and short-term note receivable (including $2,029,000 of amounts due from related parties) of $34,521,000, a decrease of $29,975,000 from June

30, 2003. As of March 31, 2004, the Company had consolidated working capital of $34,174,000 compared with a consolidated working capital of $37,795,000 as of June 30, 2003.

      In November 2003, the Company received a total of $27,940,000 in connection with a sale of units to institutional investors. In January 2004, the Company received $5,593,000 in connection with a sale of additional units of its securities to two of the institutional investors who had acquired units in November 2003 (see Note B of Notes to Consolidated Financial Statements).

      The Company has been using the proceeds from these sales for working capital and to support its development and other operating activities.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2004 to decrease to approximately $27,500,000, compared to $42,383,000 received in the year ended June 30, 2003, substantially due to reduced funding to be received in the year ending June 30, 2004 from ChevronTexaco. Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

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

      In January 2004, United Solar Ovonic was awarded a four-month, $465,000 contract from Lockheed Martin for the development of solar cells for an airship.

      In February and March 2004, United Solar Ovonic received an order for 1MW of photovoltaic panels from ThyssenKrupp Hoesch Bausysteme GmbH of Germany and for 1.25MW of photovoltaic panels from Sunset Energietechnik GmbH of Germany, respectively. In April 2004, United Solar Ovonic entered into an agreement with Solar

Integrated Technologies to purchase more than 5MW of products from United Solar Ovonic in calendar 2004.

      In March 2004, we were awarded a cost-sharing contract by the U.S. Department of Energy to convert internal combustion engine (ICE) 3-wheeled vehicles to run on clean hydrogen instead of polluting gasoline or diesel fuel. The U.S. Agency for International Development is providing $500,000 for this one-year program and we are providing the additional funds to complete this program.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of March 31, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. Ovonic Battery has recorded revenues of $57,265,000 for the contracts, $2,219,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

      As of March 31, 2004, the Company had $18,318,000 consolidated cash and cash equivalents ($1,450,000 of which was restricted) consisting of mortgage and asset-backed securities and corporate notes, classified as available-for-sale, maturing from one day to 20 days. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Due to reductions in the total portfolio, two investments each represent more than 10% of the portfolio at March 31, 2004.

      During the nine months ended March 31, 2004, $46,400,000 of cash was used in operations. The difference between the net loss of $39,964,000 and the net cash used in operations was principally due to a $13,372,000 decrease in working capital (other than cash). Also contributing were noncash costs, principally depreciation ($6,099,000) and equity in losses of joint ventures ($644,000).

      The Company spent $2,832,000 on property, plant and equipment that was placed in service during the nine months ended March 31, 2004. A balance of $514,000 was in other assets at March 31, 2004 which represents deposits and progress payments for property, plant and equipment, all of which is expected to be placed in service during fiscal 2004. In total, the Company expects to spend $3,500,000 for capital expenditures in fiscal 2004, primarily for additions to the Company's state-of-the-art clean room and leasehold improvements.

      The Company had contractual obligations of $49,148,000 at June 30, 2003 and $37,275,000 at March 31, 2004. In the nine months ending March 31, 2004, the Company incurred additional contractual obligations of $3,800,000 for gases and stainless steel in its photovoltaic operations. On January 2, 2004, Bekaert paid $12,000,000 to Canon in full satisfaction of Bekaert's $12,000,000 obligation to United Solar Ovonic and ECD's $12,000,000 obligation to Canon (see Note C - Accounts Receivable).

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

      The resultant strategic alliances and joint ventures form the basis for advancement of the commercialization of the Company's technologies and products:

    o COBASYS LLC - a 50/50 joint venture between Ovonic Battery and ChevronTexaco formed to bring advanced NiMH batteries into widespread commercial production for hybrid and electric vehicles as well as for telecommunications and stationary applications. ChevronTexaco is funding an initial amount up to $178,000,000 ($124,000,000 of which has been funded as of March 31, 2004) to increase the manufacturing capacity at COBASYS' facilities in Michigan and Ohio, and for market development and advanced product development. The advanced product development is being accomplished through a product development contract from COBASYS to Ovonic Battery. The contract may be cancelled if mutually agreed-upon business objectives and milestones are not materially satisfied. The objectives and milestones were developed three years ago, have been modified from time to time and may no longer be relevant. Certain of the business objectives have not been materially satisfied and the COBASYS management committee has requested that the management of COBASYS prepare a new business and marketing plan that will guide the strategic direction of the venture and form the basis for revised business objectives. A new business plan is under review by the Management Committee. The Company recorded revenues of $916,000 and $4,267,000 for work performed under the contract in the three months and nine months ended March 31, 2004, respectively, and expects to record approximately $5 million in fiscal 2004.

    o Texaco Ovonic Hydrogen Systems LLC - a 50/50 joint venture between ECD and ChevronTexaco formed to further develop and advance the commercialization of ECD's proprietary technology to store hydrogen in metal hydrides. ChevronTexaco is funding an initial amount of up to $104,000,000 ($56,248,000 received through March 31, 2004), including product and market development. A significant portion of the funding is committed to a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The contract began July 1, 2000, and may be cancelled if mutually agreed-upon milestones are not materially satisfied. The Company has revenues for work performed under the contract of $1,975,000 and $6,738,000 for the three months and nine months ended March 31, 2004, respectively, and is expected to record approximately $9 million in fiscal 2004.

      These strategic alliances, in addition to the purchase of our former partners' interests in the photovoltaic and fuel cell ventures, have both near-term and long-term impacts on the Company's capital resources. While the Company was able to purchase the interests in the photovoltaic and fuel cell ventures for only $6,000,000 and $1, respectively, it is now funding 100% of the cash requirements for (i) United Solar Ovonic (after May 14, 2003), (ii) Ovonic Fuel Cell (after December 31, 2002) and (iii) Ovonic Media (after January 3,
2003). Also in connection with the purchase of Bekaert's United Solar Ovonic interests, the

Company provided approximately $40 million to United Solar Ovonic to terminate the sale and leaseback agreements related to the 30MW and 5MW photovoltaic production equipment and extinguish related guarantees provided by Bekaert and ECD.

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

      Since July 2003, we have implemented a series of initiatives aimed at aggressively continuing to grow revenue through increased photovoltaic production and sales, continued expansion of NiMH battery manufacturing capability and expected growth in solid hydrogen storage systems while significantly reducing operating costs. In order to meet our cost-reduction goals, we took the following actions:

    o Reduced staffing by 15% at ECD and Ovonic Battery through reallocation and reductions ($4,500,000 in annual savings).

    o    Changed the healthcare benefit program ($2,200,000 in annual savings).

    o Implemented a salary freeze for all ECD and Ovonic Battery employees and a 10% salary reduction by the executive management team ($1,900,000 in annual savings).

    o    Reduced purchased services and contract employees.

    o    Lowered capital expenditures.

      The Company is reviewing additional cost containment initiatives. The Company is engaged in a number of negotiations and discussions to fund its operations, including forming new strategic alliances to fund and grow its photovoltaic, fuel cell and other businesses and raise additional capital through equity and debt financings. In addition, the Company is engaged in negotiations with government agencies for contracts to fund its development activities. The Company is also in discussions with third parties to refinance the 30MW production equipment.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $18,110,000 and $32,995,000 of these investments (including cash equivalents) on March 31, 2004 and June 30, 2003, respectively, including restricted amounts of $1,450,000 at March 31, 2004 and $7,000,000 at June 30, 2003. On March 31, 2004, the investments had an average maturity of six days. On June 30, 2003, the investments had an average maturity of 292 days, $26,802,000 of which had maturities of 35 days to 31 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Due to reductions in the total portfolio, two investments each represent more than 10% of the portfolio at March 31, 2004. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of March 31, 2004, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

Item 4.  Controls and Procedures
------   -----------------------

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

      The Company has taken the following actions to address and correct these conditions:

      The Board of Directors, the Audit Committee and management established the Sarbanes-Oxley Section 404 Internal Control Committee comprised of the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer. This Committee is responsible for assessing the current internal controls, developing improvements to internal controls and testing internal controls, all leading to management's assessment of internal control effectiveness and the Company's independent public accountants' report on management's attestation of control effectiveness by June 30, 2005 in accordance with

Section 404 of the Sarbanes-Oxley Act of 2002. The Committee has accomplished the following to date:

    o Named the Director of Corporate Risk Management and Internal Audit as the Section 404 project manager, who developed a project plan and retained outside professional advisors who assisted in the evaluation of existing internal controls and procedures and provided recommendations for improvement.

    o    Developed and published the Company's Code of Conduct and Business
         Ethics.

    o Established a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from employees or other Company stakeholders.

    o Instituted certain policies and process changes to enhance the Company's monitoring and expectations regarding expense reporting and personal use of Company's assets.

      The Company has completed its evaluation of resources to address its financial reporting and believes its resources are sufficient and will provide the time necessary to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

      As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, certain issues within internal controls and information systems have been identified which management believes need to be improved. These improvements primarily relate to the (1) formalization and communication of the corporate organization structure, delegation of authority, and policies and procedures, (2) implementation of additional monitoring controls surrounding expense reporting, and (3) information systems regarding formation of information system development life cycles, change management procedures, data protection/backup plans, and defining employee access rights. In response, the Company has created a plan and allocated resources to address these issues on a timely basis.

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Except as discussed above, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------   ---------------------------------------------------------------------
         Securities
         -----------

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

      In December 2003, we filed a Registration Statement on Form S-1 (file number 333-111500) with the Securities and Exchange Commission (SEC) relating to the registration of the securities sold to three institutional investors in November 2003. On March 9, 2004, we filed a Post-Effective Amendment No. 1 on Form S-1 to this registration statement, which was declared effective by the Securities and Exchange Commission on March 18, 2004.

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

      On March 12, 2004, the SEC declared effective our Registration Statement on Form S-1 (file number 333-113435) relating to the registration of the securities sold in January 2004.

      The three institutional investors acquired the units of ECD securities in a private transaction and had access to all material information relating to ECD. At the time of the sales, we claimed exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

      During the three months ended March 31, 2004, there were no purchases by or on behalf of ECD or any "affiliated purchaser" of ECD's equity securities.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") held on March 18, 2004, the following directors were elected for the ensuing year and until their successors are duly elected and qualified:

                                             For         Withheld
                                         ----------      --------

      Robert C. Stempel                  26,738,632       803,713
      Stanford R. Ovshinsky              26,688,484       853,861
      Iris M. Ovshinsky                  26,356,615     1,185,730
      Umberto Colombo                    26,732,213       810,132
      Walter J. McCarthy, Jr.            26,724,364       817,981
      Florence I. Metz                   26,731,819       810,526
      Stanley K. Stynes                  26,734,484       807,861

      Also approved at the Meeting was the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending June 30, 2004 (with 26,991,426 votes For, 454,734 votes Against and 96,185 Abstentions).

      At the Meeting, the stockholders approved a proposal to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 50,000,000 with 20,479,573 Common Stock votes, 5,497,825 Class A Common Stock votes and 430,000 Class B Common Stock votes cast for the proposal. There were 987,770 Common Stock votes cast against the proposal and 147,177 Common Stock abstentions.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

      (a)  Exhibits
           --------

 3.1 Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000.

 3.2  Amendment to Article VIII of the Bylaws effective as of April 20, 2004.

 3.3  Amendment to Article XV of the Bylaws effective as of April 20, 2004.

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)  Reports on Form 8-K
           -------------------

      During the quarter ended March 31, 2004, the Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A:

 1. On February 11, 2004, we filed a Current Report on Form 8-K for the purpose of filing the press release announcing director nominees and executive management changes.

 2. On February 17, 2004, we filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing our financial results for the quarter ended December 31, 2003.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Energy Conversion Devices, Inc.
                                    --------------------------------
                                    (Registrant)



                               By: /s/ Stephan W. Zumsteg
                                   ------------------------------------------
                                   Stephan W. Zumsteg
Date: May 17, 2004                 Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                              By: /s/ Robert C. Stempel
                                  -------------------------------------------
                                  Robert C. Stempel
Date: May 17, 2004                Chairman and Chief Executive Officer