Form 10-K
period 2004-06-30
ENERGY CONVERSION DEVICES INC
filed 2004-09-13
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2004
                          -----------------------------------------------------
                                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                       Yes  X                 No
                           ---                   ---

      The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of such voting and non-voting common equity on the NASDAQ National Market System on December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $215 million.

      As of September 3, 2004, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 24,523,001 shares of ECD's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

                                     PART I

Item 1:    Business
------     --------
                                    OVERVIEW

      Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy technology and information technology. Based upon the fundamental and pioneering inventions of Stanford R. Ovshinsky, principal inventor, we have established a leadership role in the development of proprietary materials, products and production technology based on our atomically engineered amorphous and disordered materials using chemical and structural disorder to provide multiple degrees of freedom that result in our ability to make many new materials.

      We have developed materials that permit us to design and commercialize products such as thin-film solar cell (photovoltaic) products, nickel metal hydride (NiMH) batteries, and phase-change memory devices. These products have unique chemical, electrical, mechanical and optical properties and superior performance characteristics. Our proprietary materials, products and technologies are referred to as Ovonic.

      We have established a multi-disciplinary business, scientific, technical and manufacturing organization to commercialize products based on our technologies, and have enabling proprietary technologies in the important fields of energy generation and storage and information technology.

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

      Our corporate organization and the activities we conduct directly and through our subsidiaries and joint ventures are divided into the following three segments summarized below (see Item 8 regarding revenues and expenses of Ovonic Cognitive Computer, Inc., Ovonic Fuel Cell Company LLC, Ovonic Battery Company, Inc., United Solar Ovonic Corp. and United Solar Ovonic LLC which are included in our consolidated financial statements):



ECD Segment                                      Ownership as of September 13, 2004
-----------                                      -----------------------------------
   Ovonic Unified Memory(TM)
   -------------------------
      Ovonyx, Inc.                               ECD -- 41.7%
                                                 Tyler Lowrey; Intel Capital; private
                                                 investors -- 58.3%
   Optical Memory
   --------------
      Ovonic Media, LLC                          ECD -- 49%
                                                 General Electric -- 51%
   Ovonic Cognitive Computer(TM)
   -----------------------------
      Ovonic Cognitive Computer, Inc.            ECD -- 95%
                                                 Ovonyx -- 5%
   Hydrogen Technology
   -------------------
      Texaco Ovonic Hydrogen Systems LLC         ECD -- 50%
                                                 ChevronTexaco Technology Ventures LLC, a unit
                                                 of ChevronTexaco Corporation -- 50%

   Fuel Cell Technology
   --------------------
      Ovonic Fuel Cell Company LLC               ECD -- 100%

Ovonic Battery Segment
----------------------
  Energy Storage and Related Technologies
  ---------------------------------------
     Ovonic Battery Company, Inc.                ECD -- 91.4%
                                                 Honda Motor Company, Ltd. -- 3.2%
                                                 Sanoh Industrial Co., Ltd. -- 3.2%
                                                 Sanyo Electric Co. Ltd. -- 2.2%

     Cobasys LLC (formerly Texaco Ovonic         Ovonic Battery Company, Inc. -- 50%
        Battery Systems LLC)                     ChevronTexaco Technology Ventures LLC -- 50%

     Rare Earth Ovonic Metal
        Hydride Joint Venture Co. Ltd.           ECD & Ovonic Battery Company, Inc. -- 19%
     Rare Earth Ovonic High Power NiMH           Inner Mongolia Baotou Steel Rare-Earth
        Battery Joint Venture Co. Ltd.             High Tech Holding Co. Ltd. -- 75%
     Rare Earth Ovonic NiMH Battery              American Wako Koeki Corp. -- 6%
        Electrode Joint Venture Co. Ltd.

United Solar Ovonic Segment
---------------------------
     United Solar Ovonic Corp.                   ECD -- 100%
     United Solar Ovonic LLC                     ECD -- 60%
                                                 United Solar Ovonic Corp. -- 40%

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

      Energy activities, specifically complete systems for energy generation, storage and infrastructure, represent a major element of our business. Environmentally safe methods of generating and storing energy have become critical in today's world. Our United Solar Ovonic subsidiary manufactures our continuous web, thin-film multilayer photovoltaic products. Photovoltaics (PV) is the direct conversion of sunlight into electricity and a source of clean energy. United Solar Ovonic's products are lightweight, rugged and flexible, unique characteristics which differentiate them from other solar products, and include a complete line of power panels and a line of roofing products for residential and commercial applications. The multilayer PV cells are manufactured using a proprietary continuous roll-to-roll process. Alliances with roofing manufacturers and contractors have expanded United Solar Ovonic's market for building-integrated PV roofing products.

      Cobasys, formerly Texaco Ovonic Battery Systems LLC, is bringing advanced NiMH batteries into widespread commercial production for transportation and stationary applications. Cobasys offers complete advanced NiMH battery pack system solutions for hybrid electric vehicles (HEVs), electric vehicles (EVs), heavy-duty vehicles (HDVs) and vehicles with 42-volt electrical systems. It also offers advanced stationary battery systems for telecommunications and uninterruptible power supply systems.

      In July 2004, Cobasys and Panasonic EV Energy Co., Ltd. (PEVE) agreed to cross license each other for current and future patents and agreed to a technical cooperation agreement to advance the state-of-the-art of NiMH batteries which are widely used in HEVs. Cobasys and PEVE have also established a joint development program to collaborate on the development of a next-generation high-performance NiMH battery module for HEVs.

      Through our Texaco Ovonic Hydrogen Systems joint venture with ChevronTexaco Technology Ventures, we are further developing and advancing the commercialization of our reversible solid metal-hydride-based low-pressure hydrogen storage systems for a variety of stationary and transportation applications.

      Another joint venture, Ovonyx, Inc., is commercializing its proprietary electrical phase-change semiconductor memory technology, Ovonic Unified Memory
(OUM), through a series of joint development programs with industrial partners. OUM offers significantly faster write and erase speeds and higher cycling endurance than conventional FLASH and DRAM semiconductor memory.

      ECD's principal manufacturing activity consists of machine building by its Production Technology and Machine Building Division. The principal manufacturing activities of Ovonic Battery Company, Inc. are production of nickel hydroxide positive electrode materials for

NiMH batteries and limited production of metal hydride materials for NiMH battery and hydrogen storage applications.

      The critical factor to large-scale market penetration of products incorporating our technologies is the manufacturing of such products in sufficient quantities to achieve economies of scale, reduce product cost and deliver to the marketplace products that answer basic industry and consumer needs.

      We announced on August 12, 2004, that our Board of Directors approved Management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to move ECD from a highly successful research-oriented company to the next phase of development, which is to commercialize the products and technologies we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal to move the Company into a position of having sustained profitability by July 2006.

      The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. As part of the restructuring, we will manage a reduced portfolio of advanced product development activities to grow future businesses.

      Consolidated revenues for our last three fiscal years (excluding revenues of licensees and joint ventures) in our three business segments were as follows:


                                                  2004      2003      2002
                                                 ------    ------    ------
                                                 (000's)   (000's)   (000's)

      ECD Segment                                $16,155   $27,062   $61,636
      Ovonic Battery Segment                      15,279    28,826    48,529
      United Solar Ovonic Segment                 36,959    14,890     7,157
      Less Intersegment Revenues                  (2,088)   (5,599)  (25,612)
                                                 -------   -------   -------
             Total Revenues                      $66,305   $65,179   $91,710
                                                 =======   =======   =======

ECD Segment
-----------

Information Technology

      We have developed a number of key proprietary products and processes in the field of information technology. OUM, phase-change optical storage and Ovonic Cognitive Computer technologies are based on Stanford Ovshinsky's basic pioneering inventions.

      Ovonic Unified Memory(TM). Building on our earlier work, we and our Ovonyx joint venture are developing a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices called Ovonic Unified Memory (OUM).

      In 1999, we and Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed Ovonyx, Inc. (initially owned 50% by ECD and the balance owned by Mr. Lowrey and a colleague) to further develop and commercialize OUM. Our contribution to Ovonyx, in return for our ownership interest, consisted of licenses, know-how and proprietary technology.

      In February 2000, Ovonyx and Intel entered into a collaboration and royalty-bearing license agreement to jointly develop and commercialize OUM technology. The investment by Intel Capital and other investors in Ovonyx has brought our ownership of Ovonyx to 41.7% of the shares outstanding. Presently, on a fully diluted basis after giving effect to the exercise of stock options and warrants, our ownership of Ovonyx would be 31.4%.

      Ovonyx's strategy for OUM is to initially target the direct replacement of FLASH memory in products such as cell phones, digital cameras and PDAs where a single OUM device can replace DRAM and FLASH devices. OUM is a high-speed, nonvolatile memory with advantages such as reduced cost per bit, low power and low voltage, and a robust temperature range. It also is a random-access, non-destructive read memory that is scalable, radiation hard and provides a user-friendly PC interface. OUM technology has demonstrated one million times the cycle life of FLASH and 100 times the write speed of FLASH. It offers a way to realize full system-on-a-chip capability through integrating unified memory, linear, and logic on the same silicon chip.

      Ovonyx and BAE Systems have entered into a royalty-bearing agreement to commercialize the OUM technology in radiation-hardened space and military applications. Ovonyx and BAE Systems are engaged in a joint development program directed toward application of OUM in BAE Systems' space products. BAE has announced plans to make available sample devices late in calendar year 2004 and to use the devices in space applications in the middle of calendar year 2005.

      Ovonyx and STMicroelectronics have signed a nonexclusive royalty-bearing agreement whereby STMicroelectronics was granted a license to use the thin-film nonvolatile semiconductor memory technology of Ovonyx in the STMicroelectronics product line. The two companies also established a joint development program. In February 2003, Ovonyx and STMicroelectronics agreed to expand the scope of the technology license and agreed to extend their joint development program.

      OUM technology will require further technical development and may require additional financial resources to reach commercial product status.

      Optical Memory. Our Ovonic phase-change rewritable optical memory technology makes it possible to store, in a convenient, removable disk format, many times the amount of data as a conventional floppy magnetic disk, and is a much more robust product having much lower cost than removable rigid magnetic disks. Our phase-change rewritable optical memory uses a laser to write or erase digital data on a thin film of amorphous semiconductor alloy that has been deposited onto a substrate disk. The disk and data-reading process are similar to an ordinary CD-ROM or DVD-ROM, with the significant difference being that the phase-change rewritable optical memory can be erased and rewritten many times (up to 1,000 times in the case of CD-RW and up to 500,000 times in the case of DVD-RAM).

      We have licensed our Ovonic phase-change rewritable optical memory technology to a number of data storage media companies, including Matsushita Electric Industrial Co., Ltd., Ricoh Company Limited and Sony Corporation.

      Our rewritable phase-change optical memory licenses provide for a nonrefundable advance royalty payment of $25,000 and a royalty of 1-1/2% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. Our portfolio of patents relating to rewritable optical memory products contains patents expiring beginning in 2005 through 2015, and we expect to replace expiring patents with new applications and patents.

      We are also applying our Ovonic optical phase-change technology under a three-year cost-sharing contract awarded in September 2003 by the National Institute of Standards and Technology's (NIST) Advanced Technology Program (ATP) to develop new optical switching devices for active optical routing devices in digital signal processing.

      In 2000, we and General Electric, through its GE Plastics business unit, formed a joint venture, Ovonic Media, LLC, to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property, know-how, licenses and equipment to the joint venture. GE has made cash and other contributions to the joint venture. Since its inception, Ovonic Media has paid us $5.6 million through the end of fiscal year 2003 for services to the joint venture.

      GE informed the Company that additional funding after January 3, 2003 was suspended. GE and ECD have been discussing how to best position the joint venture in order to meet the needs of the marketplace and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are seeking to secure a partner who is a leader in the storage media industry to facilitate the commercialization and participate in the funding of our technology. In the interim, ECD is directly funding continued product development of the phase-change optical memory technology at a reduced level.

      Ovonic Cognitive Computer(TM) Technology. In October 2002, we formed Ovonic Cognitive Computer, Inc. as the exclusive licensee of certain technologies, which previously had been licensed to Ovonyx, for the development of the Ovonic Cognitive Computer technology. We own 95% of Ovonic Cognitive Computer, Inc. and Ovonyx owns the balance. The Ovonic Cognitive Computer technology is a unique multifunctional approach to computing that is basically different than the Von Neumann concept, the prototype of today's computers. We are developing technology to accomplish many tasks in a simple manner impossible to perform on conventional computers with learning capability that mimics the functionality of the human brain by combining memory and processing in a single sub-micron device. The Ovonic Cognitive Computer technology incorporates nanostructural Ovonic materials deposited as a thin film which, when fully developed, will have the capability to execute ordinary arithmetic and logic operations as well as advanced functions such as non-binary processing, higher mathematics, pattern recognition and encryption in a densely interconnected and parallel fashion. The Ovonic Cognitive Computer technology requires further technical and product development and additional financial resources to reach commercial product status.

      Ovonic(R) Solid Hydrogen Storage Systems. Hydrogen is an ideal fuel source. It is clean and efficient and it yields more energy per unit of weight than any other existing combustible fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply. The principal stumbling block to the use of hydrogen as a fuel has been the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquefaction at extremely low temperatures.

      We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology whereby hydrogen is stored in a solid metal matrix at low practical pressures. Our inventions have resulted in the issuance of 41 U.S. patents and 70 foreign counterparts applicable to hydrogen storage in a metal hydride, as well as patent applications in various stages of prosecution. Many of the more fundamental patents applicable to our NiMH battery technology also provide us with a proprietary position in our solid hydrogen storage in metal hydride materials technology. We do not believe that the expiration of any patent applicable to our solid hydrogen storage materials technology during the next five years will have a material adverse effect on our business, and we expect to replace expiring patents with new applications and patents.

      Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to consumer electronic devices. For example, Texaco Ovonic Hydrogen Systems has produced prototype compact hydrogen storage canisters that can store hydrogen in a portable form to operate lawnmowers, garden equipment, power generators or barbecue grills once such hydrogen-powered products become commercially available.

      In April 2004, the U.S. Department of Transportation approved the transport of hydrogen in metal hydride storage systems developed by Texaco Ovonic Hydrogen Systems for portable applications. This new exemption authorizes the manufacture, labeling, sale, and use of metal hydride hydrogen storage systems applicable to the family of portable canisters currently under development at Texaco Ovonic Hydrogen Systems, allowing hydrogen storage capacity up to 1300 standard liters. The exemption also authorizes re-qualification by ultrasonic inspection, effectively extending the service life of a metal hydride canister well beyond the 5-year limit of previous exemptions and authorizes use of the internationally recognized UN3468 identification number for "Hydrogen in a Metal Hydride Storage System."

      Our Ovonic solid hydrogen storage systems technology, based on our atomically engineered materials, is being further improved and developed and requires additional financial resources to reach commercial product status.

      Hydrogen can also be used to power internal combustion engines. Such engines can be designed to be very clean, meeting or exceeding California's Ultra Low Emission Vehicles regulations, and virtually eliminate CO2 and hydrocarbon emissions. In June 2003, we completed a joint project with ChevronTexaco for the conversion of a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine is being used to power a hybrid electric vehicle (a 2002 Toyota Prius) using a low-pressure solid hydrogen storage system. The modified Prius is being used to demonstrate solid hydrogen storage technology with a trunk-mounted 60-liter pressure vessel storing three kilograms of hydrogen to provide a 130-mile vehicle range. Refueling at 1,500 psi to 90% capacity takes 10 minutes.

      In October 2000, we and ChevronTexaco formed a joint venture, Texaco Ovonic Hydrogen Systems LLC, to further develop and advance the commercialization of the Ovonic solid hydrogen systems. As of June 30, 2004, ChevronTexaco has funded $59,948,000 for initial product and market development, the primary use of which has been to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic solid hydrogen storage technology. Funding may be cancelled if mutually agreed-upon milestones are not satisfied. At its meeting on June 30, 2004, the Management Committee of Texaco Ovonic Hydrogen Systems did not approve the accomplishment of three of the joint venture's milestones. The Management Committee will review and determine the satisfaction of these milestones at a future meeting. Our contribution to Texaco Ovonic Hydrogen Systems in return for our 50% interest consisted of licenses, know-how and proprietary technology.

      Ovonic(R) Regenerative Fuel Cell Technology. A fuel cell is an environmentally clean power generator, combining hydrogen with oxygen to produce electricity without combustion, with the only byproducts being water and heat. It is an electrochemical device consisting of an anode and a cathode separated by an ionically conductive electrolyte. Hydrogen is oxidized at the anode and oxygen in air is consumed at the cathode. In the Ovonic regenerative fuel cell, means for hydrogen storage, such as metal hydrides, are provided in the anode. This fundamentally new approach results in unique and favorable features of our technology, such as the intrinsic ability to store energy in the fuel cell stack and instant-start capability down to sub-zero temperatures. We believe this can be accomplished in a lower cost approach without the use of noble metal catalysts.

      Our fuel cell technology is being developed for commercial use in a full range of stationary, portable power and transportation applications, which can supply electricity as an alternative or supplement to electricity supplied through grid distribution or portable fossil-fuel-powered generators.

      Since 2002, we have been issued six U.S. patents directly applicable to our fuel cell technology. Additionally, many of the patents applicable to our NiMH battery and solid state hydrogen technologies are also applicable to our Ovonic regenerative fuel cell technology. These patents have various dates of expiration through 2018. We do not believe that the expiration of any patent applicable to Ovonic regenerative fuel cell technology during the next five years will have a material adverse effect on our business.

      Our Ovonic regenerative fuel cell technology is being further developed and requires additional financial resources to reach commercial product status.

      Production Technology and Machine-Building Division. Our Production Technology and Machine Building Division has been an important element in our strategy and has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and certain of our licensees multiple generations of photovoltaic production lines, including United Solar Ovonic's machinery and equipment for manufacturing solar products which is being optimized to designed manufacturing capability to produce on an annual basis solar products generating 30 megawatts of electrical power. Research, development and manufacturing equipment for high-rate microwave plasma-enhanced chemical vapor deposition (MPCVD) and other materials technology have also been designed and built by this Division.

      In September 2003, we and GE Global Research, the centralized research organization of General Electric, announced that we had been awarded a grant from NIST's ATP to develop a low-cost, roll-to-roll process for the production of large-area organic electronic devices. The cost of the $13 million, four-year project will be shared among NIST, GE and us. The program goal is to create a cost-effective system for the mass production of organic electronic devices such as high-efficiency lighting devices. The proposed roll-to-roll research prototype line will input a roll of plastic film and output working organic electronic devices. GE will design and provide the organic electronic technology, while we will provide our unique roll-to-roll equipment-building expertise. The key is to form the active organic layers using low-cost printing techniques such as gravure or screen printing. If successful, the program will demonstrate that organic electronic devices can be made on flexible material in a continuous roll-to-roll process without the huge capital investment normally required for batch-processed inorganic semiconductor technology. The two major technology challenges that scientists face are: ensuring that roll-to-roll processing is compatible with the materials and device designs, and integrating all of the fabrication steps into one line.

Ovonic Battery Segment
----------------------

      Cobasys. Cobasys LLC (Cobasys), formerly known as Texaco Ovonic Battery Systems LLC, is the joint venture formed in July 2001 by our subsidiary, Ovonic Battery, and ChevronTexaco Technology Ventures LLC. Cobasys was organized to bring advanced NiMH batteries into widespread commercial production for transportation and stationary applications.

      Cobasys offers complete advanced NiMH battery pack system solutions in transportation applications for HEVs, EVs, HDVs and vehicles with 42-volt electrical systems.

      Cobasys also offers complete advanced stationary battery applications for telecommunications and uninterruptible power supply systems.

      In July 2004, we, Ovonic Battery, Cobasys, Matsushita Electric Industrial Co., Ltd. (MEI), PEVE and Toyota Motor Corporation entered into a settlement agreement with respect to patent infringement disputes initiated by us and counterclaims involving NiMH batteries pending before the International Chamber of Commerce, International Court of Arbitration.

      Under the arrangement, we, Cobasys, MEI, PEVE and Toyota have entered into an agreement pursuant to which the parties have cross-licensed current and future patents related to NiMH batteries filed through December 31, 2014, effective upon the date of settlement. The licenses granted by us and Cobasys do not grant rights to MEI, PEVE or Toyota to use the licensed patents to (i) offer for sale certain NiMH batteries for certain transportation applications in North America until after June 30, 2007 or (ii) sell commercial quantities of certain transportation and certain stationary power NiMH batteries in North America until after June 30, 2010.

      Further, under the terms of the settlement, Cobasys and PEVE have agreed to a technical cooperation arrangement, including access to suppliers, to advance the state-of-the-art of NiMH batteries, which are widely used in HEVs. Cobasys and PEVE have also agreed to collaborate on the development of a next-generation high-performance NiMH battery module for HEVs. In addition to manufacturing their own line of NiMH batteries, Cobasys will be the distributor of PEVE's NiMH batteries to certain markets in North America through June 30, 2010. See Item 3: Legal Proceedings on page 22.

      ChevronTexaco is contributing up to $178 million to Cobasys to increase the manufacturing capacity at Cobasys' facilities in Michigan and Ohio, and for market and advanced product development. Through June 30, 2004, ChevronTexaco has contributed $134 million to Cobasys. Ovonic Battery has contributed intellectual property, licenses, production processes, know-how, personnel and engineering services relating to Ovonic NiMH battery technology to the joint venture.

      A new 170,000 square foot state-of-the-art battery production facility with new automated manufacturing equipment has been established by Cobasys in Springboro, Ohio. The new facility is ISO and QS certified and is capable of producing 1.2 million battery modules annually at full capacity when fully equipped.

      The advanced product development has been accomplished through a product development contract from Cobasys to Ovonic Battery. We recorded revenues of approximately $5.6 million, $12.4 million and $16.3 million for work performed under the contract in the years ended June 30, 2004, 2003 and 2002, respectively, and are budgeted to receive approximately $1.5 million in 2005.

      Ovonic Battery. Our battery subsidiary, Ovonic Battery, has developed the proprietary materials and technology for NiMH batteries which have been licensed to all significant NiMH battery manufacturers throughout the world. NiMH batteries were not commercially viable prior to Ovonic Battery's development of disordered electrode technology.

      Ovonic NiMH batteries store approximately twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight and size. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. Our batteries are capable of being made in a wide range of sizes and have a wide range of applications, including hand-held consumer electronics such as digital cameras; hybrid electric vehicles and electric vehicles; power tools, utility and industrial applications; and 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications.

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

      Our inventions have resulted in basic patents covering all commercial NiMH batteries, with 85 issued U.S. patents and 249 foreign counterparts. While all of the patents involving Ovonic NiMH battery technology are important to our licensing activities, there are approximately 13 patents which we believe to be particularly important. These patents have various dates of expiration through 2014. Additional U.S. and foreign patent applications are in various stages of preparation, prosecution and allowance. In view of the overall strength of our patent position relating to NiMH batteries, and with the realization that the validity of newer patents has not been tested in court, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business.

      Ovonic NiMH batteries are manufactured and sold throughout the world by such major companies as Sanyo Electric Co. Ltd. under a licensing arrangement and by Cobasys. In addition to our three Rare Earth Ovonic joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed for materials and consumer battery applications, we have entered into royalty-bearing consumer battery license agreements with eight other Chinese companies. We are also in discussions with other Chinese companies for additional license agreements. Ovonic Battery also produces nickel hydroxide positive electrode materials for sale to some of our licensees. Limited quantities of metal hydride materials for use in Ovonic solid hydrogen storage systems have also been manufactured and sold by Ovonic Battery to Texaco Ovonic Hydrogen Systems.

      Our royalty-bearing NiMH battery licenses provide for upfront nonrefundable license fees and, depending on factors such as geographical scope and fields of application, require licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for transportation applications) of the selling price of NiMH batteries. Certain licensees, particularly our Chinese licensees, have paid modest upfront, nonrefundable license fees, but are required to pay royalty rates considerably higher than 0.5% and to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. Typically, we acquired our ownership interest in the NiMH battery joint ventures by the contribution of licensed patents or technology, or both. These licenses to our NiMH battery joint ventures generally do not require the payment of royalties.

      Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one-year periods. Based upon our NiMH battery patent portfolio (and should a market for NiMH batteries remain for the next 10 years), we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2014.

      Four-Wheel Vehicle Battery Business Arrangements. In addition to its Cobasys joint venture, Ovonic Battery has entered into royalty-bearing, nonexclusive license agreements granting limited rights for the manufacture of Ovonic NiMH four-wheeled vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Varta, Nan Ya and GP Batteries. Sanyo, Toshiba and Hyundai have restricted rights to sell batteries in vehicles imported into North America. GP Batteries and the Rare Earth Ovonic joint ventures have limited rights to sell vehicle propulsion batteries in North America by and through Ovonic Battery. Varta's license includes the right to manufacture vehicle propulsion batteries subject to certain limitations on access to technology and restrictions on manufacturing in North America. Saft Group and the United States Advanced Battery Consortium are licensed under a royalty-bearing, nonexclusive license agreement for the manufacture and sale of vehicle propulsion batteries in the United States. Among our licensees of Ovonic NiMH batteries for four-wheel vehicle propulsion applications, Sanyo and GP Batteries are engaged in manufacturing batteries for such applications.

      Two- and Three-Wheeled Vehicles. We have installed Ovonic NiMH batteries in scooters converted to electric power and successfully demonstrated the application of our battery for two- and three-wheeled electric vehicles including power-assisted electric bicycles. We consider two- and three-wheeled electric vehicles and power-assisted bicycles a potentially large-volume market since these types of vehicles are the primary mode of transportation in many European and developing countries throughout the world, such as India, China and Taiwan. Electric two- and three-wheeled vehicles using Ovonic NiMH batteries should improve the acute air pollution problems in these regions caused by conventional internal-combustion-engine-powered two- and three-wheeled vehicles.

      Ovonic Battery has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries for two- and three-wheeled vehicles with Sanyo, Walsin, Sanoh Industrial Co., Ltd., Nan Ya, GP Batteries and our Rare Earth Ovonic joint ventures. Subject to these agreements, Cobasys has been granted an exclusive royalty-free license for the manufacture and sale of batteries for two- and three-wheeled vehicles. We believe that Sanyo and Sanoh are engaged in the manufacture of Ovonic NiMH batteries for two- and three-wheeled vehicle applications.

United Solar Ovonic Segment
---------------------------

      Photovoltaics. Photovoltaic (PV) systems provide a clean and simple solid-state method for direct conversion of sunlight into electrical energy. We originated and have patented our proprietary continuous web, multilayer, large-area thin-film amorphous silicon technology, and, together with our wholly owned subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (together hereafter referred to as "United Solar Ovonic"), are leaders in thin-film amorphous photovoltaic technology.

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

      Using our proprietary thin-film, vapor-deposited amorphous silicon alloy materials, we have developed proprietary technology to reduce the materials cost in a solar cell. Because amorphous silicon absorbs light more efficiently than its crystalline counterpart, the amorphous silicon solar cell thickness can be 100 times less than that of crystalline technology, thereby significantly reducing materials cost. By utilizing a flexible, stainless steel substrate and polymer-based encapsulants, United Solar Ovonic's PV products can be very lightweight, flexible and abuse-tolerant. They do not break during shipping, are particularly easy to transport to remote rural areas, thus saving shipping costs, and can be installed without breakage.

      To further reduce the manufacturing cost of photovoltaic modules, we have pioneered the development of and have the fundamental patents on a unique approach utilizing proprietary continuous roll-to-roll solar cell deposition process. Using a roll of flexible stainless steel that is a mile and one-half long and 14 inches wide, nine thin-film layers of amorphous silicon alloy with different light absorption properties are deposited sequentially, one on top of another, in a high yield, automated machine to make a continuous, stacked three-cell structure to capture the broad solar spectrum more effectively, increase energy conversion efficiency and improve performance stability. The roll of solar cell material then is processed further for use in a variety of photovoltaic products. United Solar Ovonic's solar-cell manufacturing equipment, located at our manufacturing plant in Auburn Hills, Michigan, is being optimized to its designed manufacturing capability of producing on an annual basis solar products generating 30 megawatt (MW) of electrical power through a program of maintenance time-reduction and improved operational efficiency.

      United Solar Ovonic is producing a variety of PV products for building-integrated photovoltaic systems, ground-mounted power systems, remote power applications, telecommunications and PV-powered lighting systems, and selling PV modules and systems throughout the world. Its unique products for the building and construction industries such as PV laminate products, PV shingles and metal roofing products, which are easy to install and emulate conventional roofing materials, are receiving enthusiastic market response.

      In April 2004, United Solar Ovonic entered into an agreement with Solar Integrated Technologies (SIT) of Los Angeles expanding on a strategic alliance formed in 2003. Under the agreement, SIT is expected to purchase more than 5MW of United Solar Ovonic flexible solar laminates in calendar year 2004. The agreement provides SIT with certain exclusive rights to utilize United Solar Ovonic's flexible solar electric laminates for integration with single-ply roofing membranes for commercial, institutional and industrial buildings in North

America. SIT has completed major solar roofing projects for large manufacturing and warehouse-type facilities in California.

      United Solar Ovonic's flexible solar roofing laminates also have significant appeal outside North America. ThyssenKrupp Hoesch Bausysteme GmbH (Thyssen), a German steel manufacturer, purchased 1MW of photovoltaic panels in fiscal year 2004. The United Solar Ovonic products are integrated with metal roofing products offered by Thyssen in the German market. Another customer in Germany, Sunset Energietechnik GmbH, placed an order for 1.25MW of photovoltaic panels to be delivered in calendar year 2004 for electric grid-connected systems installed on large roofs. In August 2004, United Solar Ovonic received an additional order of 750 kilowatt (kW) of photovoltaic products to address the large grid-connected PV market from Alwitra GmbH & Co. (Alwitra) of Germany, which increased to 1.5MW the 2004 calendar year sales to Alwitra.

      United Solar Ovonic technology is also being developed for an ultra-lightweight, low-cost alternative to conventional space PV modules made of crystalline silicon or gallium arsenide. The United Solar Ovonic triple-junction modules, originally developed for terrestrial applications, are made of amorphous silicon based thin-film alloys, which are deposited on a 5-mil flexible stainless steel substrate. By utilizing a polymeric or a thinner stainless substrate, new space cells will be developed that have a specific power density greater than 1000 watts per kilogram (W/kg) using a polymeric substrate and 500W/kg using a thin stainless steel substrate. A high specific power density is required for airship application and, considering the high cost of launching satellites, lightweight cells also are economically attractive for space application. Additionally, the radiation hardness and superior high-temperature performance of amorphous silicon make it an attractive material for space application.

      In June 2004, the U.S. Air Force Research Laboratory, Kirtland AFB, New Mexico, awarded United Solar Ovonic a $4.02 million, 18-month contract to develop new solar cell technology to be used in space and airship vehicles addressing defense and homeland security applications. This contract builds upon the success of an $11.5 million contract awarded in May 2003 by the Air Force.

      Another contract with the Air Force Research Laboratory, awarded in May 2004, calls for United Solar Ovonic to provide 3kW of lightweight solar cells deposited on thin stainless steel to supply power to an experimental satellite. Included in the contract is an option for the Air Force to acquire an additional 300 watts of ultra-lightweight solar cells deposited on polymer.

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

      We have completed the installation of a new Clean Room fabrication facility that allows us state-of-the-art functionality. This facility will allow us to extend the application of Ovonic materials and fabricate amorphous semiconductor devices, including devices that will be used in the development of the Ovonic Cognitive Computer technology.

      The sophisticated capability of this fabrication facility and electronic test equipment enables us to conduct work not only for ourselves in advanced materials, optical and memory activities, but for our Ovonyx joint venture, as well as others who could utilize our advanced capabilities.

      As of June 30, 2004, the amount of future revenues to be billed and recognized as revenue, as earned, under contracts with government agencies totaled approximately $10,920,000, $4,312,000 of which has not yet been approved by the government as of June 30, 2004. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. Our government contracts, which have partially funded development of specific segments of our technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. We retain the technology rights for any inventions or other discoveries under these contracts. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by us under such product development contracts.

      The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2004. All of our research and development costs are expensed as incurred and are included in our Consolidated Statement of Operations as cost of revenues from product development agreements and product development and research.


                                    Direct Research and Development Expenditures
                                    --------------------------------------------
                                                Year Ended June 30,
                                    --------------------------------------------
                                        2004          2003          2002
                                    -----------   -----------   -----------
    Sponsored by industrial
      partners, government
      agencies and licensees        $23,925,301   $28,139,630   $40,358,618

    Sponsored by us                  14,196,280    12,539,628     7,467,157
                                    -----------   -----------   -----------
                                    $38,121,581   $40,679,258   $47,825,775
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

      We believe that worldwide patent protection is important for us to compete effectively in the marketplace. Certain of our patents have been the subject of legal actions, all of which, to date, have been resolved in our favor prior to trial. See Item 3: Legal Proceedings on page 22 for pending and recently resolved legal proceedings.

                            CONCENTRATION OF REVENUES

      We have historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2004, one customer (Texaco Ovonic Hydrogen Systems) represented 15% of our total revenues. In the year ended June 30, 2003, three customers represented 58% of our total revenues (21% Texaco Ovonic Hydrogen Systems, 21% Cobasys and 16% Rare Earth Ovonic joint ventures). In the year ended June 30, 2002, three customers represented 67% of our total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Cobasys). See Note J of Notes to Consolidated Financial Statements.

                                     BACKLOG

      Our backlog of orders as of June 30, 2004 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $10,978,000. The comparable backlog at June 30, 2003 was $8,531,000. In fiscal 2005, we expect to recognize revenues of $10,939,000 from our backlog.

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

                                    EMPLOYEES

      As of September 3, 2004, we and our consolidated subsidiaries had a total of 522 employees in the U.S. and 199 employees outside of the U.S. The above numbers do not include employees of our joint ventures or licensees.


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

Item 2:    Properties
------     ----------

      A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery, United Solar Ovonic and Ovonic Fuel Cell Company, follows:

                                                                  Number of
      Location                                                   Square Feet
      --------                                                   -----------
      ECD:
         2956 Waterview, Rochester Hills, MI                        49,550
         1050 East Square Lake Road, Bloomfield Hills, MI           11,000
         1621 Northwood, Troy, MI                                   24,900

      Ovonic Battery:
         1864 Northwood, Troy, MI                                   12,480
         1826 Northwood, Troy, MI                                   12,480
         2968 Waterview, Rochester Hills, MI                        33,804
         1414 Combermere, Troy, MI                                   9,870

      United Solar Ovonic:
         1100 West Maple Road, Troy, MI                             47,775
         3800 Lapeer Road, Auburn Hills, MI                        167,526
         Av. La Paz. No. 10009, Parque Industrial
               Pacifico, Tijuana, B.C., Mex. C.P. 22670             67,362

      Ovonic Fuel Cell Company:
         2983 Waterview, Rochester Hills, MI                        27,080
                                                                   -------
               TOTAL                                               463,827
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

      Cobasys:
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

      In March 2001, ECD and its subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) initiated litigation in Federal District Court for the Eastern District of Michigan against Matsushita Electric Industrial Co., Ltd. (MEI) and related companies, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation (Toyota) and related companies for infringement of certain of Ovonic Battery's NiMH patents in connection with hybrid electric vehicle battery and consumer battery sales in the United States. In October 2001, Cobasys LLC (f/k/a Texaco Ovonic Battery Systems LLC) (Cobasys), the 50/50 battery manufacturing joint venture between ECD's Ovonic Battery and ChevronTexaco Technology Ventures LLC (ChevronTexaco), joined the litigation as a co-plaintiff.

      In December 2001, ECD, Ovonic Battery and Cobasys filed an arbitration demand with the International Chamber of Commerce on the claims held to be arbitrable by the Federal District Court as well as additional patent infringement claims. Also in December 2001, the parties initiated settlement discussion and, in January 2002, the Federal District Court granted a joint motion to stay further proceedings in the litigation pending the outcome of settlement discussions. The International Chamber of Commerce also agreed to hold its proceedings in abeyance pending settlement discussions.

      In December 2002, ECD, Ovonic Battery and Cobasys entered into an arbitration agreement with MEI, PEVE and Toyota, which established the basic terms, conditions and procedures to resume arbitration of the dispute before the International Chamber of Commerce. Pursuant to the arbitration agreement, the parties agreed to dismiss the patent infringement litigation in the Federal District Court. The arbitration proceeding was held in New York City and began in November 2003 and concluded in January 2004. Since the conclusion of the arbitration proceedings, the parties were engaged in discussions aimed at settlement of the disputes.

      In July 2004, we announced the settlement of the patent infringement disputes. Under the terms of the settlement, we, Cobasys and MEI, PEVE, Toyota have entered into an agreement pursuant to which the parties have cross-licensed current and future patents related to NiMH batteries filed through December 31, 2014, effective upon the date of settlement. The licenses granted by us and Cobasys do not grant rights to MEI, PEVE or Toyota to use the licensed patents to (i) offer for sale certain NiMH batteries for certain transportation applications in North America until after June 30, 2007 or (ii) sell commercial quantities of certain transportation and certain stationary power NiMH batteries in North America until after June 30, 2010.

      Further, under the terms of the settlement, Cobasys and PEVE have agreed to a technical cooperation arrangement, including access to suppliers, to advance the state-of-the-art of NiMH batteries, which are widely used in hybrid electric vehicles (HEVs). Cobasys and PEVE have also agreed to collaborate on the development of next-generation high-performance NiMH batteries for HEVs. In addition to manufacturing their own line of NiMH batteries, Cobasys will be the distributor of PEVE's NiMH batteries to certain markets in North America through June 30, 2010.

      ECD and Ovonic Battery received a nonrefundable patent license fee of $10 million in consideration of the licenses granted to MEI/PEVE with respect to NiMH batteries for consumer applications. Cobasys received a nonrefundable patent license fee of $20 million in consideration of the licenses granted to MEI/PEVE and Toyota, of which $4 million was placed in escrow to be used to pay PEVE upon reaching certain milestones under the next-generation high-performance NiMH battery module development project plan. Cobasys distributed $8 million to Ovonic Battery and $8 million to ChevronTexaco as partial reimbursement of legal expenses. Cobasys will also receive royalties through December 31, 2013, on certain NiMH batteries sold by MEI/PEVE in North America.


Item 4:    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------
      Not applicable.

                                     PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters
------     ------------------------------------------------------------------
           and Issuer Purchases of Equity Securities
           -----------------------------------------

      Shares of our Common Stock, par value $.01 per share, trade on the NASDAQ National Market System under the symbol "ENER." Shares of our Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, are not publicly traded.

      As of September 3, 2004, there were approximately 2,075 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock.

      The following table sets forth the range of high and low closing prices on the NASDAQ National Market System for our Common Stock:

                                       For the Fiscal Year Ended June 30
                                             (In Dollars Per Share)
                                     --------------------------------------
                                           2004                  2003
                                     ---------------        --------------
                                      High      Low          High      Low
                                      ----      ---          ----      ---
First Quarter                        $19.24    $9.06        $15.90    $9.47
 (July - September)

Second Quarter                       $13.50    $8.00        $12.88    $7.21
(October - December)

Third Quarter                        $10.00    $6.75        $11.85    $7.95
(January - March)

Fourth Quarter                       $13.35    $9.758       $11.32    $8.002
(April - June)


      We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

      During the fiscal year ended June 30, 2004, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act, no public offering having been involved.



Party/ies            Security Issued      Number of Securities       Consideration
---------            ---------------      --------------------       -------------

4 members of our      Common Stock        2,140 shares               Services rendered valued at
Board of Directors                                                   approximately $20,000


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

                                                              June 30,
                              ------------------------------------------------------------------------
                                  2004           2003           2002           2001           2000
                              ------------   ------------   ------------   ------------   ------------
Revenues:
 Product sales                $ 33,856,843   $ 22,415,790   $ 36,634,167   $ 24,239,970   $  6,892,355
 Royalties                       2,521,779      1,843,647      2,000,914      2,898,956      3,440,164
 Revenues from product
   development agreements       29,220,752     37,335,248     52,685,717     37,582,138     10,418,985
 Revenues from license
   and other agreements            125,000      3,444,114         25,000      5,300,000      3,138,000
 Other                             580,195        140,061        364,487      1,383,429      6,089,581
                              ------------   ------------   ------------   ------------   ------------
      TOTAL REVENUES          $ 66,304,569   $ 65,178,860   $ 91,710,285   $ 71,404,493   $ 29,979,085
                              ============   ============   ============   ============   ============

NET LOSS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE         $(51,421,674)  $(38,413,719)  $(20,888,034)  $ (5,121,838)  $(16,656,128)

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE (NOTE A)                 -           2,215,560          -             -              -
                              ------------   ------------   ------------   ------------   ------------
Net Loss                      $(51,421,674)  $(36,198,159)  $(20,888,034)  $ (5,121,838)  $(16,656,128)
                              ============   ============   ============   ============   ============

BASIC AND DILUTED NET
 LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE (NOTE A)           $      (2.15)  $      (1.75)  $       (.96)  $       (.26)  $      (1.16)

BASIC AND DILUTED NET
 INCOME PER SHARE FOR
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE (NOTE A)                 -                 .10         -              -              -
                              ------------   ------------   ------------   ------------   ------------
Basic and Diluted Net Loss
 per Common Share             $      (2.15)  $      (1.65)  $       (.96)  $       (.26)  $      (1.16)


At year end:

   Cash and Cash Equivalents  $ 13,826,537   $  8,567,261   $ 42,221,015   $ 33,055,399   $ 44,592,017

   Short-Term Investments     $     -        $ 26,801,506   $ 71,997,154   $ 48,908,662   $ 44,723,500

   Total Assets               $113,311,775   $153,694,650   $192,118,594   $166,105,387   $148,905,642

   Long-Term Liabilities      $ 10,160,791   $ 10,187,127   $ 14,428,769   $ 18,154,121   $ 20,059,353

   Working Capital            $ 24,649,431   $ 37,794,730   $100,796,311   $ 92,577,489   $ 89,789,457

   Stockholders' Equity       $ 81,155,068   $ 99,832,172   $135,254,960   $110,740,711   $ 98,776,560


Item 7:   Management's Discussion and Analysis of Financial Condition and
------    Results of Operations
          ---------------------------------------------------------------

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

Warranty Liability
------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Allowance for Doubtful Accounts
-------------------------------

      The Company maintains an allowance for doubtful accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and industry as a whole.

Impairment of Long-Lived Assets
-------------------------------

      The Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is less than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Government Contract Liability
-----------------------------

      The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). The Company, based on its review of DCAA audit reports, records an estimated reserve for items questioned by DCAA.

      We have identified the following as critical accounting policies to our company: principles of consolidation, equity accounting and revenue recognition for product sales, royalties, and business agreements.

Principles of Consolidation and Equity Accounting
-------------------------------------------------

     The Company's investments in Cobasys, Texaco Ovonic Hydrogen Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      The Company accounts for its investment in Ovonyx on the equity method and has recognized its proportionate share of Ovonyx losses to the extent of its investment.

      The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. (Rare Earth High-Tech) of Baotou Steel Company of Inner Mongolia, China, for the manufacture of its battery and other related products and components. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

      While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures (see Note G of Notes to Consolidated Financial Statements).

Product Sales
-------------

      Product sales include revenues related to photovoltaic products, machine-building and equipment sales contracts and nickel hydroxide and metal hydride materials. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point.

      Percentage of Completion - Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project, based on the relationship of costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs.

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

                                Results of Operations

Overview
--------

      The Company had a net loss of $51,422,000 on revenues of $66,305,000 in the year ended June 30, 2004 compared to a net loss of $36,198,000 on revenues of $65,179,000 for the year ended June 30, 2003. We had a net loss of $20,888,000 on revenues of $91,710,000 for the year ended June 30, 2002.

      The table below summarizes the Company's operating results (in thousands):


                                         Revenues                   Operating Profit/(Loss)
                              ------------------------------     ------------------------------
          Segment               2004       2003       2002         2004       2003       2002
---------------------------   --------   --------   --------     --------   --------   --------
 Energy Conversion Devices    $ 16,155   $ 27,062   $ 61,636     $(22,877)  $(20,745)  $(17,560)

 Ovonic Battery                 15,279     28,826     48,529      (16,070)    (9,998)    (6,460)

 United Solar Ovonic (1)        36,959     14,890      7,157      (13,418)    (6,355)    (4,539)

 Consolidating Entries          (2,088)    (5,599)   (25,612)       1,599      3,821      6,326
                              --------   --------   --------     --------   --------   --------
 Consolidated                 $ 66,305   $ 65,179   $ 91,710     $(50,766)  $(33,277)  $(22,233)
                              ========   ========   ========     ========   ========   ========

---------------
  (1) For the period July 1, 2002 through May 14, 2003, the Company owned 81% of United Solar Ovonic Corp. (formerly United Solar Systems Corp.) and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC (formerly Bekaert ECD Solar Systems LLC) on the equity basis. Therefore, the operating results reflected above do not include the results of United Solar Ovonic LLC prior to May 14, 2003. With the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003 and for all of the year ended June 30, 2004.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003
-------------------------------------------------------------

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had an increased operating loss in 2004 versus 2003, primarily due to higher investment in product development as the Company received reduced funding from third parties in 2004. The ECD segment's revenues decreased in 2004 from 2003, primarily due to a decrease from product development agreements and a decrease in product sales.

      ECD's product sales, consisting of machine building, were $184,000 in 2004 compared to $6,115,000 in 2003 with the decrease due to completion of the 30MW machine in 2003.

      ECD's revenues from product development agreements decreased in the year ended June 30, 2004 to $14,713,000 from $20,249,000 in the year ended June 30, 2003 due to lower revenues from Texaco Ovonic Hydrogen Systems ($10,063,000 in 2004 and $13,651,000 in 2003), the suspension of funding to Ovonic Media (zero in 2004 versus $615,000 in 2003) and Ovonic Fuel Cell (zero for 2004 - Ovonic Fuel Cell is now 100% owned and included in our consolidated financial results - compared to $4,022,000 for 2003). These decreases were partially offset by new contracts with the National Institute of Standards and Technology (NIST) ($799,000 in 2004 versus zero in 2003) and the Department of Defense (DOD) ($736,000 in 2004 versus zero in 2003).

      Revenues from product development agreements for the segment for the year ended June 30, 2004 funded 49% of the ECD segment's cost of product development as ECD continues to develop its core technologies. Revenues from product development agreements decreased by $5,536,000, and spending decreased by $5,164,000, resulting in an increase of $372,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2004             2003
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $ 15,562,000     $ 20,250,000
  Product development and research               14,553,000       15,029,000
                                               ------------     ------------
       Total cost of product development         30,115,000       35,279,000
  Revenues from product development agreements   14,713,000       20,249,000
                                               ------------     ------------
       Net cost of product development         $ 15,402,000     $ 15,030,000
                                               ============     ============

      The expenditures continued the development of ECD's core technologies in energy storage, energy generation and information technology. Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. ECD is also developing a unique 3-terminal Ovonic threshold/memory device technology to have high speed, high current capabilities. Included in the development costs for the Ovonic Cognitive Computer technology is depreciation ($1,029,000) related to the new state-of-the-art clean room and the related equipment. ECD, together with ChevronTexaco, has modified and demonstrated a hybrid electric vehicle (a 2002 Toyota Prius) to operate on clean hydrogen fuel stored in an Ovonic solid hydrogen system. This on-board solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing metal hydrides to address hydrogen infrastructure.

      ECD's royalties, consisting of optical memory royalties, were $619,000 in 2004 compared to $65,000 in 2003. Higher royalties reflect payment for optical memory royalties from a licensee who had not previously made payments that covered amounts owed for a four-year period. The Company also recognized in 2004 royalties of $464,000 related to nonrefundable advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have an obligation to make royalty payments.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $639,000 in the year ended June 30, 2004 from $633,000 in the year ended June 30, 2003.

      ECD's patent expenses were $1,329,000 in 2004 compared to $1,319,000 in 2003.

      ECD's operating, general and administrative expenses (net of allocations) were $5,569,000 in 2004 compared to $3,305,000 in 2003. The increase in the net expense for 2004 was due to reduced allocation of these expenses to product development and cost of revenues from product development agreements.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had an increased operating loss in 2004 versus 2003, primarily resulting from lower revenues for the profitable equipment contract with Rare Earth Ovonic in 2004 compared to 2003, lower revenues from product development agreements and higher costs for patent defense, partially offset by higher royalties and higher sales of nickel hydroxide in 2004.

      The decrease in Ovonic Battery's revenues was primarily due to a decrease in equipment sales to Rare Earth Ovonic as phase one of this program moves into final machine acceptance, and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys.

      Equipment sales revenues decreased 48% to $6,191,000 in 2004 from $11,924,000 in 2003, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($4,410,000 in 2004 compared to $10,726,000 in 2003). Other product sales increased to $1,773,000 ($1,724,000 of nickel hydroxide sales and $49,000 of metal hydride sales) in 2004 compared to $973,000 ($818,000 of nickel hydroxide sales and $155,000 of metal hydride sales) in 2003. (See Note J of Notes to Consolidated Financial Statements.) In addition, the margin on sales at Ovonic Battery decreased to negative $1,530,000 in 2004 from positive $167,000 in 2003 due to product mix as the profits from the equipment sales contract with Rare Earth Ovonic were more than offset by losses on sales of hydride materials resulting from low sales volume and high fixed costs.

      Ovonic Battery's revenues from product development agreements in the year ended June 30, 2004 decreased to $7,037,000 from $14,942,000 in the year ended June 30, 2003 primarily due to reduced battery activities with Cobasys ($5,610,000 in 2004 compared to $12,367,000 in 2003).

      Revenues from product development agreements for the Ovonic Battery segment in the year ended June 30, 2004 funded 48% of Ovonic Battery's cost of product development as the Company continues to develop its core technologies. Revenues from product development agreements decreased by $7,905,000, and spending decreased by $3,341,000, resulting in an increase of $4,564,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2004             2003
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $  7,603,000     $ 15,197,000
  Product development and research                6,991,000        2,738,000
                                               ------------     ------------
       Total cost of product development         14,594,000       17,935,000
  Revenues from product development agreements    7,037,000       14,942,000
                                               ------------     ------------
       Net cost of product development         $  7,557,000     $  2,993,000
                                               ============     ============

      Royalties increased 7% to $1,903,000 in the year ended June 30, 2004 from $1,778,000 in the year ended June 30, 2003.

      Revenues from license and other agreements decreased to $125,000 in the year ended June 30, 2004 from $175,000 in the year ended June 30, 2003. The 2004 license fees resulted from licenses to Linghao Battery, Mcnair-tech Co., Ltd. of China and Shenzhen High Power Tech. Co. Ltd. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Patent expenses were incurred in 2004 and 2003 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $7,853,000 in the year ended June 30, 2004 from $6,241,000 in the year ended June 30, 2003, principally due to higher patent defense costs ($7,135,000 in 2004 versus $5,429,000 in 2003) for the protection of the Company's NiMH battery patents and technology. ChevronTexaco has agreed to share with the Company 50% of the litigation costs with Matsushita Electric Industrial Co., Ltd. (MEI) relating to batteries for non-consumer applications beginning in fiscal 2002. ChevronTexaco's share of the patent defense costs were $6,272,000 and $5,174,000 for the year ended June 30, 2004 and 2003, respectively.

      On July 7, 2004, the Company announced that it and Cobasys LLC had entered into a settlement agreement with MEI, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation (Toyota) with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability. (See Note R of Notes to Consolidated Financial Statements.)

      Ovonic Battery's operating, general and administrative expenses (net of allocations) were $1,178,000 in 2004 compared to $1,410,000 in 2003. The decrease was primarily due to reduced allocation in 2004 from ECD.

United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment had an increased operating loss in 2004 versus 2003 primarily due to the impact of 100% ownership of United Solar Ovonic in 2004 for the entire year, a license fee in 2003, start-up and other costs, including depreciation expense associated with increasing production capacity, partially offset by improvement in United Solar Ovonic's loss from operations due to higher revenues and cost reductions in 2004.

      United Solar Ovonic's 2004 revenues increased by $22,069,000. $9,991,000 of the increase resulted from consolidating United Solar Ovonic LLC after the May 14, 2003 acquisition. The remainder of the increase resulted from increased product sales and higher revenues from product development agreements. In addition, the 2003 revenues included a license fee.

      Photovoltaic sales were $27,586,000 for 2004, which were sales to third parties, and $9,769,000 for 2003, which were sales to an affiliate. Product sales to third parties increased by $8,443,000 (44%) in 2004 versus 2003.

      United Solar Ovonic's loss on product sales to third parties improved by $1,341,000 in 2004 compared to 2003 because of higher sales and lower material costs, partially offset by higher depreciation associated with the 30MW machine and product mix.

      United Solar Ovonic's revenues from product development agreements in the year ended June 30, 2004 increased to $9,373,000 compared to $2,352,000 in 2003 due to the new Air Force Contract to develop new solar technology to be used in space and airship vehicles ($7,256,000 in 2004).

      Revenues from product development agreements for the segment in 2004 funded more than United Solar Ovonic's cost of product development as United Solar Ovonic continues to develop its core technologies. Revenues from product development agreements increased by $7,021,000, and spending increased by $4,839,000, resulting in an improvement of $2,182,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2004             2003
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $  7,615,000     $  1,717,000
  Product development and research                  972,000        2,031,000
                                               ------------     ------------
       Total cost of product development          8,587,000        3,748,000
  Revenues from product development agreements    9,373,000        2,352,000
                                               ------------     ------------
       Net cost of product development         $   (786,000)    $  1,396,000
                                               ============     ============

      The license revenue ($3,269,000) in 2003 resulted from United Solar Ovonic issuing to Canon a notice whereby United Solar Ovonic granted Canon rights to manufacture in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. This notice was issued in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest of $769,000) due Canon in connection with a previous loan made to United Solar Ovonic by Canon. United Solar Ovonic recorded the satisfaction of the loan from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the year ended June 30, 2003.

      United Solar Ovonic's operating, general and administrative expenses (net of allocations) increased by $4,445,000 in 2004 as a result of the consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition.

Other Income/Expense and Change in Accounting Principle
-------------------------------------------------------

      The $4,482,000 improvement in other income (net) ($655,000 expense in 2004 compared to $5,137,000 expense in 2003) resulted primarily from lower equity losses attributed to losses at ITS (zero in 2004 compared to $5,286,000 in 2003), at United Solar Ovonic LLC (zero in 2004 because it is now fully consolidated and no longer on the equity basis - compared to $6,103,000 in 2003) and higher equity losses at Ovonyx ($644,000 in 2004 versus $406,000 in 2003), partially offset by lower short-term investments and lower interest rates causing lower interest income ($714,000 in 2004 compared to $3,561,000 in 2003) on the Company's investments.

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

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002
-------------------------------------------------------------

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had an increased operating loss in 2003 versus 2002 primarily due to higher investment in product development as ECD received lower third-party funding to offset its spending on its core technologies. The ECD segment's revenues decreased in 2003 from 2002 primarily due to a decrease in revenues from product development agreements.

      ECD's product sales, consisting of machine building, were $6,115,000 in 2003 compared to $29,508,000 in 2002, resulting from the completion of the contract to design and manufacture equipment for United Solar Ovonic which, when optimized, will be capable of producing on an annual basis solar products generating 30MW of electrical power.

      ECD's revenues from product development agreements decreased in the year ended June 30, 2003 to $20,249,000 from $31,684,000 in the year ended June 30, 2002 due to reduced funding from ChevronTexaco for agreements with Texaco Ovonic Hydrogen Systems ($13,651,000 for 2003 compared to $18,581,000 for 2002), Ovonic Fuel Cell ($4,022,000 for 2003 compared to $8,887,000 for 2002), lower revenues from a service agreement with Ovonic Media ($615,000 in 2003 versus $1,923,000 in 2002) and the completion of programs with National Institute of Standards and Technology (NIST) and U.S. Department of Energy (DOE), which advanced ECD's hydrogen storage and optical memory technologies (zero in 2003 versus $521,000 in 2002).

      Revenues from product development agreements for the segment funded 57% (compared to 79% in 2002) of ECD's cost of product development. While ECD continued to spend aggressively on its core technologies, the total cost of product development decreased by $4,971,000 for the year ended June 30, 2003. However, third-party funding decreased by $11,435,000, resulting in an increase of $6,464,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2003             2002
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $ 20,250,000     $ 31,310,000
  Product development and research               15,029,000        8,940,000
                                               ------------     ------------
       Total cost of product development         35,279,000       40,250,000
  Revenues from product development agreements   20,249,000       31,684,000
                                               ------------     ------------
       Net cost of product development         $ 15,030,000     $  8,566,000
                                               ============     ============

      The expenditures continued the development of ECD's core technologies in energy storage, energy generation and information technology. Also, product development programs include work on the Ovonic Cognitive Computer technology - a unique multifunctional approach to computing basically different than today's computers - which has the potential to accomplish many tasks in a simple manner impossible to perform on conventional computers. It is based on the learning capability that mimics the functionality of the human brain by combining memory and processing in single sub-micron device. Included in the development costs for the Ovonic(TM) Cognitive Computer technology is depreciation ($886,000) related to the new state-of-the-art clean room and the related equipment. Another project, in collaboration with ChevronTexaco, was the conversion of a 2-liter internal combustion engine (ICE) to run on hydrogen. This converted engine is being used to power a hybrid electric vehicle (a 2002 Toyota Prius) using our Ovonic(TM) low-pressure solid hydrogen storage system. This solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing hydrides to address the hydrogen infrastructure.

      ECD's royalties, consisting of optical memory royalties, were $65,000 in 2003 compared to $87,000 in 2002.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of ECD's joint ventures. Other revenues increased to $633,000 in the year ended June 30, 2003 from $357,000 in the year ended June 30, 2002. This increase was primarily due to certain adjustments which increased revenues to reflect a change in estimate based on information received by the Company pertaining to certain customers and contracts and increases in revenues for services provided by ECD's Central Analytical Lab and Production Technology and Machine Building Division to affiliates and others.

      ECD's patent expenses were $1,319,000 in 2003 compared to $1,165,000 in 2002.

      ECD's operating, general and administrative expenses were $3,305,000 in 2003 compared to $1,925,000 in 2002. The increase was due to decreased allocation in 2004 to cost of revenues from business agreements.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had an increased operating loss in 2003 compared to 2002 primarily resulting from higher costs for patent defense and lower revenues from product development agreements.

      The decrease in Ovonic Battery's revenues was primarily due to lower equipment sales to Rare Earth Ovonic, decreased revenues from product development agreements and decreased royalties, partially offset by increased revenues from license and other agreements.

      Equipment sales decreased 55% to $11,924,000 in 2003 from $26,504,000 in 2002, primarily due to the near completion of the first phase of Ovonic Battery's contracts with Rare Earth Ovonic to provide battery-making equipment ($10,726,000 in 2003 compared to $25,287,000 in 2002). Sales of nickel hydroxide and metal hydride materials were $973,000 in 2003 compared to $940,000 in 2002. Ovonic Battery had improved profitability on the contract to provide battery manufacturing equipment to Rare Earth Ovonic and a smaller loss on the sales of metal hydride materials.

      Ovonic Battery's revenues from product development agreements decreased in the year ended June 30, 2003 to $14,942,000 from $20,078,000 in the year ended June 30, 2002 primarily as a result of reduced funding from ChevronTexaco for an agreement with Cobasys ($12,367,000 for 2003 compared to $16,315,000 for 2002).

      Revenues from product development agreements for the segment funded 83% (compared to 94% in 2002) of the Ovonic Battery's cost of product development. While Ovonic Battery continued to spend aggressively on its core technologies, the total cost of product development decreased by $3,476,000 for the year ended June 30, 2003. However, third-party funding decreased by $5,136,000, resulting in an increase of $1,660,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2003             2002
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $ 15,197,000     $ 19,469,000
  Product development and research                2,738,000        1,942,000
                                               ------------     ------------
       Total cost of product development         17,935,000       21,411,000
  Revenues from product development agreements   14,942,000       20,078,000
                                               ------------     ------------
       Net cost of product development         $  2,993,000     $  1,333,000
                                               ============     ============

      Royalties decreased 7% to $1,778,000 in the year ended June 30, 2003 from $1,914,000 in the year ended June 30, 2002. Lower royalties reflect lower sales of small consumer batteries and increased production efficiencies of the Ovonic Battery's licensees, which have resulted in lower prices.

      Ovonic Battery entered into license agreements in 2003 with four Chinese companies for a total of $175,000, compared to $25,000 in 2002.

      Expenses were incurred in 2003 and 2002 in connection with the protection of the Company's U.S. and foreign patents covering its proprietary technologies. Total patent expenses increased to $6,241,000 in the year ended June 30, 2003 from $3,695,000 in the year ended June 30, 2002, principally due to litigation costs ($5,429,000 in 2003 versus $2,749,000 in 2002) for the protection of Ovonic Battery's NiMH battery patents and technology. ChevronTexaco has agreed to share 50% of the battery litigation expenses, other than those related to consumer batteries, beginning in fiscal 2002. (See Note R of Notes to Consolidated Financial Statements for resolution of this matter.)

      Ovonic Battery's operating, general and administrative expenses were $1,410,000 in 2003 compared to $4,257,000 in 2002. The decrease in 2003 was due to increased allocations to product development agreements and research expense.

United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment had an increased operating loss of $1,816,000 (operating loss of $6,355,000 in 2003 versus operating loss of $4,539,000 in 2002) primarily due to costs associated with increasing production capacity with the February 2003 start-up of new manufacturing equipment which, when fully optimized, is capable of producing 30MW of photovoltaic products annually and due to, after May 14, 2003, recognition of 100% of United Solar Ovonic's operating results.

      United Solar Ovonic's 2003 consolidated revenues increased to $14,890,000 in 2003 versus $7,157,000 in 2002 due to: (i) increased product sales as it continues to expand its manufacturing capacity from the previous 5MW manufacturing equipment to the current equipment which, when fully optimized, will be capable of producing 30MW of photovoltaic products annually, (ii) the acquisition of 100% of United Solar Ovonic LLC on May 14, 2003 and the resultant consolidation of their revenues from third parties after that date, and (iii) higher revenues from product development agreements.

      Photovoltaic sales (sales of semi-finished products to an affiliate, United Solar Ovonic LLC, prior to May 14, 2003, and are sales of finished products to third parties after that date) which were $9,769,000 for 2003 and $5,883,000 for 2002 (see Note D of Notes to Consolidated Financial Statements). The increased loss on product sales primarily relates to sales of photovoltaic products as the new manufacturing equipment for photovoltaic products was brought on line.

      United Solar Ovonic's revenues from product development agreements were $2,352,000 in 2003 compared to $1,274,000 in 2002.

      Revenues from product development agreements for the segment funded 63% (compared to 38% last year) of United Solar Ovonic's cost of product development. While United Solar continued to spend aggressively on its core technologies, the total cost of product development increased by $418,000 for the year ended June 30, 2003. However, third-party funding increased by $1,078,000, resulting in a decrease of $660,000 in net cost of product development.

                                                    Year Ended June 30,
                                               -----------------------------
                                                   2003             2002
                                               ------------     ------------
  Cost of revenues from product
    development agreements                     $  1,717,000     $  1,274,000
  Product development and research                2,031,000        2,056,000
                                               ------------     ------------
       Total cost of product development          3,748,000        3,330,000
  Revenues from product development agreements    2,352,000        1,274,000
                                               ------------     ------------
       Net cost of product development         $  1,396,000     $  2,056,000
                                               ============     ============

      Revenues from license and other agreements increased to $3,269,000 in the year ended June 30, 2003 from zero in the year ended June 30, 2002. The increase primarily resulted from United Solar Ovonic Corp. issuing to Canon Inc. a notice whereby United Solar Ovonic Corp. granted Canon rights to manufacture photovoltaic products in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. These rights were granted in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar Ovonic Corp. by Canon. United Solar Ovonic Corp. recorded the satisfaction of the loan and accrued interest from Canon ($3,269,000) as revenue from license agreements in its statement of operations for the year ended June 30, 2003.

      United Solar Ovonic's patent expenses were $58,000 in 2003 compared to $72,000 in 2002.

      United Solar Ovonic's operating, general and administrative expenses were $3,622,000 in 2003 compared to $1,652,000 in 2002. The increase in 2003 was a result of the consolidation of United Solar Ovonic LLC following the May 14, 2003 acquisition.

General
-------

      The $6,482,000 decrease in other income (expense) ($5,137,000 expense in 2003 compared to $1,345,000 income in 2002) resulted primarily from increased equity losses attributed to losses at United Solar Ovonic LLC ($6,103,000 in 2003 compared to $2,944,000 in 2002), equity losses and the write-down of the Company's investment in ITS Innovative Transportation Systems ($5,286,000 loss in 2003) and from lower interest income on the Company's investments as a result of lower interest rates and a lower level of investments ($3,561,000 in 2003 compared to $4,727,000 in 2002), partially offset by increased realized gains on the sale of investments ($1,427,000 in 2003 versus $304,000 in 2002) and because 2002 had a $1,000,000 write-off of the Company's investment in EV Global.

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

                           Liquidity and Capital Resources

      As of June 30, 2004, the Company had consolidated cash, cash equivalents, and accounts receivable (including $2,180,000 of amounts due from related parties) of $28,737,000 (see Note H of Notes to Consolidated Financial Statements for restrictions) and had consolidated working capital of $24,649,000.

      On July 7, 2004, ECD and Cobasys LLC entered into a settlement agreement with Matsushita Electric Industrial Co., Ltd. (MEI), Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability. Also, Cobasys and PEVE will cross license each other for current and future patents to avoid possible future litigation. Cobasys and PEVE have agreed to a technical cooperation agreement to advance the state-of-the-art of NiMH batteries which are widely used in hybrid electric vehicles (HEVs). Cobasys and PEVE have also established a joint development program to collaborate on the development of next-generation high performance NiMH batteries for HEVs.

      As part of the settlement, ECD and Ovonic Battery received a $10 million license fee from MEI, PEVE and Toyota. In addition, Cobasys received a $20 million patent license fee according to documents filed on July 7, 2004 with the U.S. Securities and Exchange Commission. Upon receipt of the funds, Cobasys made $8 million distributions to each of Ovonic Battery and ChevronTexaco as partial reimbursement of legal expenses.

      On August 12, 2004, the Board of Directors unanimously approved Management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to move ECD from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal to move the Company into a position of having sustained profitability by July 2006.

      The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses.
We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

      Since the purchase of our partner's interest in United Solar Ovonic on May 14, 2003, ECD has funded the operating losses and capital needs of United Solar Ovonic. With the growth of United Solar Ovonic's business, it is expected that United Solar Ovonic will be able to fund its own operations and capital needs in the coming year.

      The core commercial businesses on which the Company is focusing are United Solar Ovonic, Cobasys, Ovonyx and Texaco Ovonic Hydrogen Systems.

      In November 2003, the Company received a total of $27,940,000 in connection with a sale of units to institutional investors. In January 2004, the Company received $5,593,000 in connection with a sale of additional units of its securities to two of the institutional investors who had acquired units in November 2003 (see Note B of Notes to Consolidated Financial Statements). The Company has been using the proceeds from these sales for working capital and to support its development and other operating activities. Each unit included a warrant to purchase a share of ECD Common Stock. Warrants to purchase 3,356,735 shares of ECD Common Stock are outstanding and may be exercised for $13.96 on or prior to May 2, 2005 and for $16.03 at any time thereafter but prior to October 31, 2006.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2005 to decrease to approximately $13,044,000, compared to $36,678,000 received in the year ended June 30, 2004, substantially due to reduced funding to be received in the year ending June 30, 2005 from ChevronTexaco.

      Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

      In the first phase of an equipment supply agreement with Rare Earth Ovonic, Ovonic Battery has three contracts to supply equipment and technology totaling $63,600,000 to its Rare Earth Ovonic joint ventures in China. As of June 30, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. Ovonic Battery has recorded revenues of $58,500,000 for the contracts, $984,000 less than the cash received. Therefore, in future periods, the Company will receive less cash than revenues recognized to the extent of the deferred revenues.

      As of June 30, 2004, the Company had $13,827,000 consolidated cash and cash equivalents ($1,150,000 of which was restricted) consisting of money market funds. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less.

      During the year ended June 30, 2004, $50,106,000 of cash was used in operations. The difference between the net loss of $51,422,000 and the net cash used in operations was principally due to noncash costs (principally depreciation ($8,128,000) and equity in losses of joint ventures ($644,000)) partially offset by a $7,775,000 increase in working capital (other than cash).

      The Company spent $3,547,000 on property, plant and equipment that was placed in service during the year ended June 30, 2004. A balance of $91,000 was in other assets at June 30, 2004 which represents deposits and progress payments for property, plant and equipment, all of which is expected to be placed in service during fiscal 2005. In total, the Company expects to spend $2,000,000 for capital expenditures in fiscal 2005, primarily for manufacturing equipment at United Solar Ovonic and for leasehold improvements to the Company's facilities.

      The following table delineates the Company's contractual obligations:


                                                  Payments Due by Period
                           --------------------------------------------------------------------
                                               Less than                                 More than
  Contractual Obligations          Total        1 year       1-3 years     3-5 years      5 years

    Long-term Debt              $    -        $    -        $    -        $    -        $    -
    Capital Lease Obligations    16,329,000     1,267,000     2,558,000     2,734,000     9,770,000
    Operating Leases              9,471,000     2,709,000     3,167,000     2,257,000     1,338,000
    Purchase Obligations         13,483,000    13,193,000       287,000         3,000        -
                                -----------   -----------   -----------   -----------   -----------
        Total                   $39,283,000   $17,169,000   $ 6,012,000   $ 4,994,000   $11,108,000
                                ===========   ===========   ===========   ===========   ===========

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

      The resultant strategic alliances and joint ventures form the basis for advancement of the commercialization of the Company's technologies and products:

  o Cobasys LLC - ChevronTexaco is funding an initial amount up to $178,000,000 ($134,000,000 of which has been funded as of June 30, 2004)
      to increase the manufacturing capacity at Cobasys' facilities in Michigan and Ohio, and for market development and advanced product development. Funding may be cancelled if mutually agreed-upon business objectives and milestones are not satisfied. Objectives and milestones were developed four years ago and are no longer relevant. A new business plan is under review by the Management Committee and, upon its approval, the Committee will establish new business objectives and milestones. A portion of Cobasys' funding is committed to an advanced product development contract with Ovonic Battery. The Company recorded revenues of $5,610,000 for work performed under the contract in the year ended June 30, 2004 and expects to record revenues of approximately $1,500,000 in fiscal 2005.

  o Texaco Ovonic Hydrogen Systems LLC - Through June 30, 2004, ChevronTexaco has funded $59,948,000, including product and market development.
      Funding may be cancelled if mutually agreed-upon milestones are not satisfied. A significant portion of the funding has been used for a product development contract from Texaco Ovonic Hydrogen Systems to ECD. The Company had revenues for work performed under the contract of $10,063,000 for the year ended June 30, 2004. At its meeting on June 30, 2004, the Management Committee of Texaco Ovonic Hydrogen
      Systems did not approve the accomplishment of three of the joint venture's milestones. The Management Committee will review and determine the satisfaction of these milestones at a future meeting.

      The resultant strategic alliances and agreements with major companies have accelerated the commercialization and development of the Company's products and technologies. While the Company's business partners have funded most of its product development and commercialization activities, additional sources of cash are required to sustain the Company's operations. The Company expects to continue to use significant cash to fund its operations in the coming year and is engaged in a number of activities to raise capital, grow revenues and reduce costs.

      Management believes that funds generated from operations, new business agreements, equity, including the exercise of Common Stock purchase warrants, debt financings, new government contracts and the cost-containment initiatives, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The report of the independent registered public accounting firm states that "the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern." The Company has recurring losses from operations and is actively engaged in discussions to obtain the needed additional working capital.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $13,074,000 and $32,995,000 of these investments (including cash equivalents) on June 30, 2004 and June 30, 2003, respectively. On June 30, 2004, the investments were all maturing on a daily basis. On June 30, 2003, the investments had an average maturity of 292 days, $26,802,000 of which had maturities of 91 days to 31 months. It is the Company's policy that investments shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of June 30, 2004, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

Item 8:   Consolidated Financial Statements and Supplementary Data
------    --------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Shareholders of Energy Conversion Devices, Inc.

We have audited the accompanying consolidated balance sheet of Energy Conversion Devices, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated when considered in relation to the basic consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the Company's consolidated financial statements, the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP


Southfield, Michigan
September 3, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Conversion Devices, Inc.
Rochester Hills, Michigan

We have audited the accompanying consolidated balance sheet of Energy Conversion Devices, Inc. and subsidiaries (the "Company") as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards
No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's working capital and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP


Detroit, Michigan
October 21, 2003

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                          ASSETS
                                          ------

                                                             June 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
CURRENT ASSETS
  Cash, including cash equivalents of
    $13,074,000 at June 30, 2004 (of which
    $1,150,000 is restricted) and $6,193,000 at
    June 30, 2003 (of which $2,000,000 is
    restricted)                                     $ 13,826,537   $  8,567,261
  Short-term investments (including restricted
    investments of $5,000,000 at June 30, 2003)           -          26,801,506
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $274,000 at June 30, 2004 and $265,000 at
    June 30, 2003)                                    12,730,100     10,520,719
  Accounts receivable due from related parties         2,180,069      6,977,280
  Note receivable                                         -          11,629,489
  Inventories                                         13,651,715     12,448,172
  Other                                                1,264,364      1,017,659
                                                    ------------   ------------
      TOTAL CURRENT ASSETS                            43,652,785     77,962,086

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                             267,000        267,000
  Buildings and improvements                          15,191,642     13,982,830
  Machinery and other equipment (including
    construction in progress of approximately
    $2,000 at June 30, 2004 and $163,000 at
    June 30, 2003)                                    75,776,192     75,587,068
  Capitalized lease equipment                         10,000,000     10,000,000
                                                    ------------   ------------
                                                     101,234,834     99,836,898
  Less accumulated depreciation and amortization     (35,288,928)   (29,137,648)
                                                    ------------   ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT             65,945,906     70,699,250

Investment in Rare Earth Ovonic-China                  1,710,000      1,710,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
  Ovonyx                                                  -             594,220
  Cobasys                                                 -              -
  Texaco Ovonic Hydrogen Systems                          -              -
  Ovonic Media                                            -              -
OTHER ASSETS                                           2,003,084      2,729,094
                                                    ------------   ------------
      TOTAL ASSETS                                  $113,311,775   $153,694,650
                                                    ============   ============

See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                             June 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses             $ 12,937,175   $ 18,608,052
  Salaries, wages and amounts withheld from
    employees                                          4,766,215      4,574,357
  Deferred revenues under business agreements            966,596      5,126,569
  Current installments on long-term liabilities          333,368     11,858,378
                                                    ------------   ------------
      TOTAL CURRENT LIABILITIES                       19,003,354     40,167,356

LONG-TERM LIABILITIES                                 10,160,791     10,187,127

NONREFUNDABLE ADVANCE ROYALTIES                        2,992,562      3,507,995
                                                    ------------   ------------
      TOTAL LIABILITIES                               32,156,707     53,862,478

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
      Authorized - 500,000 shares
      Issued & outstanding - 219,913 shares                2,199          2,199
    Class B Convertible Common Stock,
      par value $0.01 per share
      Authorized, issued and outstanding - 430,000
        shares                                             4,300          4,300
    Common Stock, par value $0.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 24,523,001 shares at
        June 30, 2004 and 21,252,207 shares at
        June 30, 2003                                    245,230        212,522
  Additional paid-in capital                         417,313,665    384,987,156
  Accumulated deficit                               (335,813,785)  (284,392,111)
  Accumulated other comprehensive income                 250,399        546,646
  Unearned compensation on Class B Convertible
    Common Stock                                        (846,940)    (1,528,540)
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                      81,155,068     99,832,172
                                                    ------------   ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $113,311,775   $153,694,650
                                                    ============   ============

 See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                                                             Year Ended June 30,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
REVENUES
  Product sales                                  $ 33,853,793   $ 15,942,438   $ 26,252,235
  Product sales to related parties                      3,050      6,473,352     10,381,932
                                                 ------------   ------------   ------------
      Total product sales                          33,856,843     22,415,790     36,634,167
  Royalties                                         2,519,671      1,810,762      1,980,746
  Royalties - related party                             2,108         32,885         20,168
                                                 ------------   ------------   ------------
      Total royalties                               2,521,779      1,843,647      2,000,914
  Revenues from product development agreements     13,547,648      6,382,432      6,776,976
  Revenues from product development
    agreements with related parties                15,673,104     30,952,816     45,908,741
                                                 ------------   ------------   ------------
      Total revenues from product development
            agreements                             29,220,752     37,335,248     52,685,717

  Revenues from license and other agreements          125,000      3,444,114         25,000

  Other operating revenues                            309,622        (79,312)       136,577
  Other operating revenues from related parties       270,573        219,373        227,910
                                                 ------------   ------------   ------------
      Total other operating revenues                  580,195        140,061        364,487
                                                 ------------   ------------   ------------
        TOTAL REVENUES                             66,304,569     65,178,860     91,710,285

EXPENSES
  Cost of product sales                            41,982,269     25,938,925     37,165,211
  Cost of revenues from product development
   agreements                                      28,878,722     37,001,106     51,703,118
  Product development and research                 22,516,247     19,798,126     12,775,128
  Patent defense (net)                              7,135,427      5,429,042      2,749,176
  Patents                                           2,086,896      2,189,290      2,183,166
  Operating, general and administrative (net)      14,471,210      8,098,941      7,367,813
                                                 ------------   ------------   ------------
        TOTAL EXPENSES                            117,070,771     98,455,430    113,943,612
                                                 ------------   ------------   ------------

LOSS FROM OPERATIONS                              (50,766,202)   (33,276,570)   (22,233,327)

OTHER INCOME (EXPENSE):
  Interest income                                     714,049      3,561,326      4,727,246
  Interest expense                                 (1,314,202)      (881,284)      (910,134)
  Equity in losses and write-down of joint
    ventures                                         (644,220)   (11,794,552)    (3,658,480)
  Minority interest share of losses                    -           2,079,845      1,536,236
  Loss on write-off of investment in EV Global         -              -          (1,000,000)
  Gains on sales of investments                       364,416      1,427,241        303,572
  Other nonoperating income                           224,485        470,275        346,853
                                                 ------------   ------------   ------------
        TOTAL OTHER INCOME (EXPENSE)                 (655,472)    (5,137,149)     1,345,293
                                                 ------------   ------------   ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                  (51,421,674)   (38,413,719)   (20,888,034)
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                 -           2,215,560         -
                                                 ------------   ------------   ------------
NET LOSS                                         $(51,421,674)  $(36,198,159)  $(20,888,034)
                                                 ============   ============   ============
BASIC AND DILUTED NET LOSS PER SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        $      (2.15)  $      (1.75)  $       (.96)
BASIC AND DILUTED NET INCOME PER SHARE
  FOR CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                 -                 .10         -
                                                 ------------   ------------   ------------
BASIC AND DILUTED NET LOSS PER SHARE             $      (2.15)  $      (1.65)  $       (.96)
                                                 ============   ============   ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      -----------------------------------------------

                               Three years ended June 30, 2004


                          Class A and
                          Class B                                                                         Unearned
                          Convertible                                                                     Compen-
                          Common Stock     Common Stock                                                   sation on
                          ---------------  -------------------                               Accumulated  Class B
                          Number           Number               Additional                   Other        Convertible  Total
                          of               of                   Paid-In       Accumulated    Comprehen-   Common       Stockholders'
                          Shares  Amount   Shares     Amount    Capital       Deficit        sive Income  Stock        Equity
                          ------- -------  ---------- --------  ------------  -------------  -----------  -----------  -------------
Balance at July 1, 2001   649,913 $ 6,499  19,053,026 $190,530  $339,858,798  $(227,305,918)  $ 881,342   $(2,890,540) $110,740,711

Net loss for year ended
  June 30, 2002                                                                 (20,888,034)                            (20,888,034)
Unrealized loss on
  investments (net of
  reclassification
  adjustment)                                                                                  (393,392)                   (393,392)
                                                                                                                       ------------
Comprehensive loss                                                                                                      (21,281,426)
Earned compensation on
   Class B stock                                                                                              680,400       680,400
Issuance of stock to
  directors and consultants                     1,310       13        25,034                                                 25,047
Common stock issued in
  connection with
  exercise of stock
  options and warrants                      1,746,279   17,463    35,727,718                                             35,745,181
Expense options granted
  below market                                                       197,838                                                197,838
Stock options issued
  to non-employees                                                   253,579                                                253,579
Common stock sold to
  ChevronTexaco                               448,358    4,484     8,889,146                                              8,893,630
                          ------- -------  ---------- --------  ------------  -------------   ---------   -----------  ------------
Balance at June 30, 2002  649,913 $ 6,499  21,248,973 $212,490  $384,952,113  $(248,193,952)  $ 487,950   $(2,210,140) $135,254,960
                          ======= =======  ========== ========  ============  =============   =========   ===========  ============

See notes to consolidated financial statements.


                                (Continued on next page)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      -----------------------------------------------

                               Three years ended June 30, 2004

                                        (CONTINUED)

                          Class A and
                          Class B                                                                         Unearned
                          Convertible                                                                     Compen-
                          Common Stock     Common Stock                                                   sation on
                          ---------------  -------------------                               Accumulated  Class B
                          Number           Number               Additional                   Other        Convertible  Total
                          of               of                   Paid-In       Accumulated    Comprehen-   Common       Stockholders'
                          Shares  Amount   Shares     Amount    Capital       Deficit        sive Income  Stock        Equity
                          ------- -------  ---------- --------  ------------  -------------  -----------  -----------  ------------
Balance at June 30, 2002  649,913 $ 6,499  21,248,973 $212,490  $384,952,113  $(248,193,952)  $ 487,950   $(2,210,140) $135,254,960

Net loss for year ended
  June 30, 2003                                                                 (36,198,159)                            (36,198,159)
Unrealized loss on
  investments (net of
  reclassification
  adjustment)                                                                                   (56,797)                    (56,797)
Foreign currency
  translation gains                                                                             115,493                     115,493
                                                                                                                       ------------
Comprehensive loss                                                                                                      (36,139,463)
Earned compensation on
  Class B stock                                                                                               681,600       681,600
Issuance of stock to
  directors and consultants                     2,844       28        29,976                                                 30,004
Common stock issued in
  connection with
  convertible investment
  certificates                                    390        4            (4)                                                   -
Stock options issued
  to non-employees                                                     5,071                                                  5,071
                          ------- -------  ---------- --------  ------------  -------------   ---------   -----------  ------------
Balance at June 30, 2003  649,913 $ 6,499  21,252,207 $212,522  $384,987,156  $(284,392,111)  $ 546,646   $(1,528,540) $ 99,832,172
                          ======= =======  ========== ========  ============  =============   =========   ===========  ============

See notes to consolidated financial statements.

                                (Continued on next page)

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      -----------------------------------------------

                               Three years ended June 30, 2004

                                        (CONTINUED)

                          Class A and
                          Class B                                                                         Unearned
                          Convertible                                                                     Compen-
                          Common Stock     Common Stock                                                   sation on
                          ---------------  -------------------                               Accumulated  Class B
                          Number           Number               Additional                   Other        Convertible  Total
                          of               of                   Paid-In       Accumulated    Comprehen-   Common       Stockholders'
                          Shares  Amount   Shares     Amount    Capital       Deficit        sive Income  Stock        Equity
                          ------- -------  ---------- --------  ------------  -------------  -----------  -----------  -------------
Balance at June 30, 2003  649,913 $ 6,499  21,252,207 $212,522  $384,987,156  $(284,392,111)  $ 546,646   $(1,528,540) $ 99,832,172

Net loss for year ended
  June 30, 2004                                                                 (51,421,674)                            (51,421,674)
Unrealized loss on
  investments (net of
  reclassification
  adjustment)                                                                                  (431,153)                   (431,153)
Foreign currency
  translation gains                                                                             134,906                     134,906
                                                                                                                       -------------
Comprehensive loss                                                                                                      (51,717,921)
Sale of units to
  institutional investors                   3,266,254   32,663    33,794,801                                             33,827,464
Expenses related to
  sale of units                                                   (1,618,647)                                            (1,618,647)
Earned compensation on
  Class B stock                                                                                               681,600       681,600
Issuance of stock to
  directors and consultants                     2,140       21        19,988                                                 20,009
Common stock issued in
  connection with exercise
  of stock options
  and warrants                                  2,400       24        24,427                                                 24,451
Stock options issued
  to non-employees                                                   105,940                                                105,940
                          ------- -------  ---------- --------  ------------  -------------   ---------   -----------  ------------
Balance at June 30, 2004  649,913 $ 6,499  24,523,001 $245,230  $417,313,665  $(335,813,785)  $ 250,399   $  (846,940) $ 81,155,068
                          ======= =======  ========== ========  ============  =============   =========   ===========  ============

See notes to consolidated financial statements.

                                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended June 30,
                                                                     ------------------------------------------------
                                                                          2004             2003             2002
                                                                     --------------   --------------   --------------
OPERATING ACTIVITIES:
  Net loss                                                           $ (51,421,674)   $ (36,198,159)   $ (20,888,034)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      License agreement (exchange for debt and
        related interest)                                                   -            (3,269,114)          -
      Depreciation and amortization                                      8,128,419        3,955,641        2,273,010
      Amortization of premium/discount on investments                       73,083          660,316          362,172
      Equity in losses and write-down of joint ventures                    644,220       11,794,552        3,658,480
      Profit deferred on sales to United Solar Ovonic LLC                   -                -            (1,774,172)
      Changes in nonrefundable advance royalties                          (515,433)        (119,936)        (213,057)
      Stock and stock options issued for services rendered                 807,549          716,675        1,156,864
      Loss/(gain) on sales of investments                                 (364,416)      (1,427,241)        (335,757)
      (Gain)/loss on sale of equipment                                      10,368           40,257          (16,245)
      Amortization of deferred gain                                         -                -              (139,164)
      Amortization of negative goodwill                                     -                -              (466,433)
      Minority interest                                                     -            (2,079,845)      (1,536,236)
      Cumulative effect of change in accounting principle                   -            (2,215,560)          -
      Loss on write-off of investment in EV Global                          -                -             1,000,000
      Retirement liability                                                 307,032          285,827          264,964
  Changes in working capital:
      Accounts receivable                                               (2,209,381)       1,744,131       11,540,647
      Accounts and note receivable due from related parties              4,797,211        2,958,600         (516,672)
      Inventories                                                       (1,203,543)      (1,207,889)         170,269
      Other assets                                                         479,305        1,334,471       (1,528,048)
      Accounts payable and accrued expenses                             (5,479,016)       2,450,159          733,313
      Deferred revenues under business agreements                       (4,159,973)      (2,131,385)       4,609,917
      Deferred tax assets and other                                         -              (173,012)         864,999
                                                                     --------------   --------------   --------------
NET CASH USED IN OPERATIONS                                            (50,106,249)     (22,881,512)        (779,183)
                                                                     --------------   --------------   --------------

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                        (3,546,922)      (5,134,579)      (7,666,791)
      Acquisition of United Solar Ovonic (net of
        cash acquired)                                                      -            (3,773,365)          -
      Investment in and advances to United Solar Ovonic LLC                 -            (2,984,370)          -
      Investment in and advances to ITS                                     -            (2,000,000)          -
      Investment in Rare Earth Ovonic                                       -                -            (1,710,000)
      Investment in Ovonyx                                                 (50,000)      (1,000,000)          -
      Purchase of investments                                          (11,969,949)     (30,907,063)     (79,490,214)
      Sales of investments                                              38,631,634       76,812,839       55,981,916
      Proceeds from sale of property, plant and equipment                  161,477           24,251           35,876
                                                                     --------------   --------------   --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     23,226,240       31,037,713      (32,849,213)
                                                                     --------------   --------------   --------------

FINANCING ACTIVITIES:
      Principal payments under short-term and long-term
        debt obligations and capitalized lease obligations                (228,889)     (41,764,836)      (1,844,799)
      Proceeds from sale of stock                                       32,233,268           -            44,638,811
                                                                     --------------   --------------   --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     32,004,379      (41,764,836)      42,794,012
                                                                     --------------   --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               134,906          (45,119)          -
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,259,276      (33,653,754)       9,165,616

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,567,261       42,221,015       33,055,399
                                                                     -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  13,826,537    $   8,567,261    $  42,221,015
                                                                     =============    =============    =============

      See notes to consolidated financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year Ended June 30,
                                              ------------------------------------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash paid for interest                       $ 1,314,202    $  881,284     $  910,134

  Non-cash transactions:
    Short-term and long-term note
      receivable - United Solar Ovonic LLC     (11,629,489)       -             665,122

    Short-term and long-term note
      payable - Canon                           11,629,489        -            (665,122)

    Debt principal and interest exchanged for
      license - United Solar Ovonic/Canon           -          3,269,114         -

    Transfer investment in United Solar
      Ovonic LLC to note receivable                 -             -          (4,523,841)

    Record note receivable - Bekaert ECD
      Solar Systems                                 -             -           4,523,841


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      The accompanying consolidated financial statements have been prepared assuming that the Company (see below) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and needs additional working capital. On August 12, 2004, the Board of Directors unanimously approved Management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Management believes that funds generated from operations, equity and debt financing, new government contracts and the restructuring initiatives (see Note B of Notes to Consolidated Financial Statements), together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

      These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (see Note B of Notes to Consolidated Financial Statements).

Nature of Business
------------------

      Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy technology and information technology.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting
------------------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. (previously called United Solar Systems Corp. and 81% owned prior to May 14,
2003) and United Solar Ovonic LLC (previously called Bekaert ECD Solar Systems LLC and 40% owned by United Solar Ovonic Corp. prior to May 14, 2003) (jointly referred to as "United Solar Ovonic") (see Note G of Notes to Consolidated Financial Statements) and its approximately 91%-owned subsidiary Ovonic Battery
Company, Inc. (Ovonic Battery) (collectively the "Company").   No minority
interest related to Ovonic Battery is recorded in the consolidated financial statements because there is

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and has four major investments accounted for using the equity method: (i) Cobasys LLC (formerly known as Texaco Ovonic Battery Systems LLC), a joint venture between Ovonic Battery and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors; and (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. See
Note G of Notes to Consolidated Financial Statements for discussions of all of the Company's ventures.

      For the period July 1, 2002 through May 14, 2003, ECD owned 81% of United Solar Ovonic Corp. (formerly United Solar Systems Corp.) and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC on the equity basis. Effective May 15, 2003, with the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003 and for all of the year ended June 30, 2004. (See Note D of Notes to Consolidated Financial Statements.)

      At June 30, 2004, the Company's investments in Cobasys, Ovonyx, Texaco Ovonic Hydrogen Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

      Intellectual property, including patents, resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

      While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures (see Note G of Notes to Consolidated Financial Statements).

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

Reclassifications
-----------------

      Certain prior year amounts have been reclassified to conform with 2004 presentation.

Change in Accounting Principle
------------------------------

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

      The following is the effect on the years ended June 30, 2003 and 2002 of this change in accounting principle:


                                                      Year Ended June 30,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
    Net Loss                                      $(36,198,159)   $(20,888,034)
        Deduct:-
          Amortization of negative goodwill             -             (466,433)
          Cumulative effect of change in
            accounting principle                    (2,215,560)         -
                                                  ------------    ------------
    Adjusted Net Loss before cumulative
      effect of change in accounting principle    $(38,413,719)   $(21,354,467)
                                                  ============    ============

    Basic Net Loss Per Share                      $      (1.65)   $       (.96)
        Deduct:-
          Amortization of negative goodwill             -                 (.02)
          Cumulative effect of change in
            accounting principle                          (.10)         -
                                                  ------------    ------------
    Adjusted Basic Net Loss Per Share before
      cumulative effect of change in
      accounting principle                        $      (1.75)   $       (.98)
                                                  ============    ============

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities having a maturity of 90 days or less from the date of acquisition.

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

Impairment
----------

      The Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is less than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Financial Instruments
---------------------

      Due to the short-term maturities of cash, cash equivalents, short-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

Accounts Receivable
-------------------

      The Company maintains an allowance for doubtful accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and industry as a whole.

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

Product Sales
-------------

      Product sales include revenues related to photovoltaic products, machine-building and equipment sales contracts and nickel hydroxide and metal hydride materials. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point.

      Percentage of Completion - Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project, based on the relationship of

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs.

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

Deferred Revenues
-----------------

      Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At June 30, 2004, approximately $665,000 in deferred revenues relates to the Rare Earth Ovonic contracts with the joint ventures. (See Note G of Notes to Consolidated Financial Statements.)

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

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:


                                                           Year Ended June 30,
                                                 ----------------------------------------
                                                     2004          2003          2002
                                                 ------------  ------------  ------------

   Gross Expenses                                $28,903,000   $24,219,000   $24,487,000
   Less - allocations to product
            development and research              (8,315,000)   (7,667,000)   (5,255,000)
        - allocations to cost of revenues from
            product development agreements        (6,117,000)   (8,453,000)  (11,398,000)

        - amortization of negative goodwill           -             -           (466,000)
                                                 -----------   -----------   -----------
   Remaining Expenses                            $14,471,000   $ 8,099,000   $ 7,368,000
                                                 ===========   ===========   ===========

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

Other Nonoperating Income
-------------------------

      Other nonoperating income consists of gains and losses on sales of property, plant and equipment, amortization of deferred gains, rental income, and other miscellaneous income.

Stock-Based Compensation
------------------------

      The Company applies APB 25 to its stock-based compensation awards to employees. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for years ended June 30, 2004, 2003 and 2002 would have increased as follows:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                                  Year Ended June 30,
                                     -------------------------------------------
                                         2004           2003           2002
                                     -------------  -------------  ------------

 Net Loss, as reported               $(51,421,674)  $(36,198,159)  $(20,888,034)

 Add:
   Total stock-based compensation
     expense determined under fair
     value based method, net of tax     3,004,000      5,054,000     10,880,000
                                     -------------  -------------  ------------
 Pro-forma net loss                  $(54,425,674)  $(41,252,159)  $(31,768,034)
                                     =============  =============  ============
 Loss per share:
   Basic and Diluted - as reported   $      (2.15)  $      (1.65)  $       (.96)
                                     =============  =============  ============
   Basic and Diluted - pro forma     $      (2.28)  $      (1.88)  $      (1.47)
                                     =============  =============  ============

      The fair value of the options granted during 2004, 2003 and 2002 is estimated as $276,000, $3,926,000 and $2,253,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2004         2003         2002
                                  ----------   ----------   ----------
        Dividend Yield                    0%           0%           0%
        Volatility   %                64.83%       69.87%       76.53%
        Risk Free Interest Rate        2.50%        2.20%        3.71%
        Expected Life             5.11 years   5.11 years   5.11 years


Basic and Diluted Net Loss Per Share
------------------------------------

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

                                                    2004            2003            2002
                                                ------------    ------------    ------------
Weighted average number of shares outstanding     23,920,337      21,900,416      21,659,933

Net loss before cumulative effect of change
 in accounting principle                        $(51,421,674)   $(38,413,719)   $(20,888,034)

Cumulative effect of change in accounting
 principle                                            -            2,215,560           -
                                                ------------    ------------    ------------
Net loss                                        $(51,421,674)   $(36,198,159)   $(20,888,034)
                                                ============    ============    ============
BASIC AND DILUTED NET LOSS PER
 SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                 $      (2.15)   $      (1.75)   $       (.96)

BASIC AND DILUTED NET LOSS PER SHARE            $      (2.15)   $      (1.65)   $       (.96)


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      The per-share amount related to the cumulative effect of change in accounting principle was $.10 (benefit) for both the basic net loss per share and the diluted net loss per share for the year ended June 30, 2003.

      Due to the Company's net losses, the 2004, 2003 and 2002 weighted average shares of potential dilutive securities of 80,713, 8,406 and 532,151, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 4,069,454, 2,700,473 and 62,799, respectively, were excluded from the 2004, 2003 and 2002 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net loss.

Recent Pronouncements
---------------------

      In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which is effective for financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company implemented this Interpretation on March 31, 2004. The adoption of this Interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE B - Financings and Liquidity
---------------------------------

Restructuring
-------------

      On August 12, 2004, the Board of Directors unanimously approved Management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 (see Note R of Notes to Consolidated Financial Statements) and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to move ECD from a research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal to move the Company into a position of having sustained profitability by July 2006.

      The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses.
We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

      The core commercial businesses on which the Company is focusing are United Solar Ovonic, Cobasys, Ovonyx and Texaco Ovonic Hydrogen Systems.

Settlement Agreement
--------------------

      On July 7, 2004, ECD announced that it and Cobasys LLC, its 50-50 manufacturing joint venture with ChevronTexaco Technology Ventures LLC, have entered into a settlement agreement with Matsushita Electric Industrial Co., Ltd. (MEI), Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

      As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI, PEVE and Toyota. This fee was recorded as an advance royalty in July 2004 and will be amortized to income over
10.5 years. In addition, Cobasys received a $20 million license fee according to documents filed on July 7, 2004 with the U.S. Securities and Exchange Commission. Upon receipt of the money, Cobasys made an $8 million distribution each to Ovonic Battery and ChevronTexaco, which were applied as partial reimbursements of legal expenses.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE B - Financings and Liquidity (Continued)
---------------------------------------------

Sale of Units
-------------

      In November 2003, the Company received $27,940,000 in connection with the sale of 2,692,915 units of its securities to a group of three institutional investors at an average price per unit of $10.35 based upon the closing price of ECD Common Stock plus $.125. Each unit consists of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable
----------------------------
                                                      June 30,       June 30,
                                                        2004           2003
                                                    ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Amounts billed to customers
         Commercial customers                       $   505,008    $   564,598
Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
         subsequent month
           U.S. Government                              369,322        698,634
           Commercial customers                         102,638          9,060
                                                    -----------    -----------
                                                        471,960        707,694
      Amounts billed
           U.S. Government                            1,229,432      1,773,824
                                                    -----------    -----------
               Sub-total                              1,701,392      2,481,518
Amounts unbilled for other than long-term
   contracts
           Commercial customers                       1,762,282      1,892,532
Amounts billed for other than long-term contracts
           U.S. Government                              145,936         -
           Commercial customers                       8,889,482      5,847,071
                                                    -----------    -----------
               Sub-total                              9,035,418      5,847,071
Allowance for uncollectible accounts                   (274,000)      (265,000)
                                                    -----------    -----------
               TOTAL                                $12,730,100    $10,520,719
                                                    ===========    ===========

      Certain contracts with the U.S. government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,447 are included in long-term other assets at June 30, 2004 and $103,947 at June 30, 2003. Most U.S. government contracts remain subject to audit.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------
                                                      June 30,       June 30,
                                                       2004            2003
                                                   ------------    ------------
  Amounts earned which are billed in the
    subsequent month on long-term contracts
      ChevronTexaco Technology Ventures            $   38,875      $    -
      Cobasys                                         623,551       2,072,138
      Texaco Ovonic Hydrogen Systems                1,329,194       1,603,147
                                                   ----------      ----------
            Sub-total                               1,991,620       3,675,285
  Amounts billed
      Cobasys                                           7,393       3,221,059
  Other unbilled
      Ovonyx                                           17,237             412
  Other billed
      ChevronTexaco Technology Ventures               121,376           5,721
      Ovonyx                                           16,850          48,053
      Cobasys                                            -             18,386
      Texaco Ovonic Hydrogen Systems                   25,593           8,364
                                                   ----------      ----------
            Sub-total                                 163,819          80,524
                                                   ----------      ----------
            TOTAL                                  $2,180,069      $6,977,280
                                                   ==========      ==========

Short-Term Note Receivable
--------------------------

      In connection with the April 2000 investment in United Solar Ovonic Corp. and United Solar Ovonic LLC by N.V. Bekaert S.A. and its U.S.-based subsidiary (Bekaert): (1) Bekaert was obligated to invest an additional $12,000,000 in United Solar Ovonic LLC no later than January 1, 2004, (2) United Solar Ovonic LLC was required to pay ECD $12,000,000 no later than January 1, 2004, and (3) ECD was required to pay Canon Inc. of Japan (Canon) $12,000,000 no later than January 1, 2004. These noninterest-bearing notes were recorded in April 2000 at a discounted value of $9,500,000 (using a discount rate of 6.3%). In May 2003, we purchased Bekaert's 60% interest in United Solar Ovonic LLC and 19% interest in United Solar Ovonic Corp. (see Note D of Notes to Consolidated Financial Statements). While ECD continued to be contractually obligated to pay Canon, Bekaert agreed to pay the $12,000,000 directly to Canon, which, when made, would satisfy Bekaert's obligation to United Solar Ovonic LLC and ECD's
obligation to Canon.   On January 2, 2004, Bekaert paid the $12,000,000 directly
to Canon in full satisfaction of Bekaert's obligation to United Solar Ovonic and ECD's obligation to Canon.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE D - Acquisitions
---------------------

      As a result of Bekaert's decision to focus on its core business, on May 14, 2003, ECD purchased Bekaert's 19% interest in United Solar Ovonic Corp. and 60% interest in United Solar Ovonic LLC for $6 million ($4 million paid at closing and $2 million to be paid no later than December 22, 2003) thereby increasing the Company's ownership in both entities to 100%. ECD had previously acquired its 81% interest in United Solar Ovonic Corp. and its 40% interest in United Solar Ovonic LLC in April 2000. In accordance with the purchase and sale agreement, Bekaert assigned to ECD its $12.2 million note receivable of its bridge loans to United Solar Ovonic LLC and ECD provided $36 million to United Solar Ovonic LLC to terminate its master sale-and-leaseback agreement with LaSalle National Leasing ("LaSalle") pursuant to which United Solar Ovonic LLC's machinery and equipment were sold to LaSalle and leased back for a period of seven years. This transaction was accounted for as a step acquisition using the purchase method of accounting.

      $2 million was paid to Bekaert on December 22, 2003. ECD also provided backup guarantees, secured with standby letters of credit, to Bekaert relating to guarantees that Bekaert had provided for United Solar Ovonic relating to a sale/leaseback with Fuji Bank (which was extinguished in July 2003) and the
lease of the Auburn Hills facility.   ECD's standby letter of credit is secured
by restricting the use of $1,150,000 of ECD's short-term investments at June 30, 2004.

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

NOTE D - Acquisitions (Continued)
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

NOTE E - Inventories
--------------------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials and battery packs are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE E - Inventories (Continued)
--------------------------------

      Inventories for United Solar Ovonic Corp., United Solar Ovonic LLC and Ovonic Battery are as follows:

                                    June 30,        June 30,
                                      2004            2003
                                   -----------     -----------

           Finished products       $ 3,511,730     $ 5,282,156
           Work in process           4,060,923       1,825,839
           Raw materials             6,079,062       5,340,177
                                   -----------     -----------
                                   $13,651,715     $12,448,172
                                   ===========     ===========

NOTE F - Property, Plant and Equipment
--------------------------------------

      Capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment, usually three to 15 years. Accumulated amortization on capitalized leases as of June 30, 2004 and June 30, 2003 was $2,111,000 and $1,444,000, respectively.

NOTE G - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar Ovonic

      Since May 14, 2003, when ECD acquired Bekaert's interest in United Solar Ovonic (see Note D of Notes to Consolidated Financial Statements), ECD has been funding and continues to fund 100% of United Solar Ovonic's cash requirements. Historically, as a consequence of ECD's 81% ownership of United Solar Ovonic Corp. and United Solar Ovonic Corp.'s 40% membership interest in United Solar Ovonic LLC, the Company's financial results have included approximately 50% of the combined operating losses of these entities.

      The Company recorded revenues from United Solar Ovonic LLC of $6,267,000 and $10,121,000 for the period July 1, 2002 to May 14, 2003 and for the year ended June 30, 2002, respectively, representing revenues realized on ECD's machine-building contract with United Solar Ovonic LLC and United Solar Ovonic Corp.'s sales of product to United Solar Ovonic LLC.

Cobasys (formerly Texaco Ovonic Battery Systems)

      In July 2001, Ovonic Battery and ChevronTexaco formed a strategic alliance named Texaco Ovonic Battery Systems LLC (renamed Cobasys LLC in March 2004). ChevronTexaco will invest up to $178,000,000 ($134,000,000 of which has been received as of June 30, 2004) in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by a unit of ChevronTexaco.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues from Cobasys of $5,610,000, $12,367,000 and $16,315,000 for the years ended June 30, 2004, 2003 and 2002, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work). The Company recorded revenues of $207,000 and $261,000 for the years ended June 30, 2003 and 2002, respectively, for products sold to Cobasys.

      The Company also recorded revenues from Cobasys of $179,000, $179,000 and $116,000 for the years ended June 30, 2004, 2003 and 2002, respectively, for rent of a portion of one of the Company's facilities.

      The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

                              COBASYS LLC AND SUBSIDIARY

                               STATEMENTS OF OPERATIONS
                               ------------------------

                                                          Year Ended June 30,
                                             ------------------------------------------
                                                 2004           2003           2002
                                             ------------   ------------   ------------
   Revenue
     Product and prototype revenues          $  1,668,722   $    653,802   $    423,728
     Contract research revenue                  2,166,571      2,776,952         -
                                             ------------   ------------   ------------
        Total Revenue                           3,835,293      3,430,754        423,728

   Expenses
     Cost of product and prototype revenues     5,736,206      5,861,176      5,115,798
     Research and development costs            17,706,311     24,560,781     23,837,938
     Sales and marketing costs                  2,623,229      3,243,541        275,687
     General and administrative costs           4,162,702      4,596,838      3,997,460
     Loss on impairment of investment              -           4,000,000         -
     Depreciation and amortization              2,730,782      1,918,836      1,392,273
                                             ------------   ------------   ------------
         Total Expenses                        32,959,230     44,181,172     34,619,156
                                             ------------   ------------   ------------
   Net Loss                                  $(29,123,937)  $(40,750,418)  $(34,195,428)
                                             ============   ============   ============


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------

                              COBASYS LLC AND SUBSIDIARY

                                    BALANCE SHEETS
                                    --------------

                                                 June 30, 2004    June 30, 2003
                                                 --------------   --------------
   Assets
     Current Assets:
       Cash and cash equivalents                  $   1,305,873   $   6,849,235
       Accounts receivable                              769,444         145,972
       Inventories                                    3,825,704       2,503,650
       Prepaid expenses                                  50,740           2,045
                                                  -------------   -------------
           Total Current Assets                       5,951,761       9,500,902
     Net Property and Equipment                      28,091,071      27,185,775
     Other Assets:
       Cash surrender value of life insurance           316,302          83,135
                                                  -------------   -------------
           Total Assets                           $  34,359,134   $  36,769,812
                                                  =============   =============

   Liabilities and Members' Capital
     Current Liabilities:
       Accounts payable                           $   1,424,092   $   4,912,724
       Accounts payable, related party                1,300,175       3,474,873
       Accrued expenses                               1,453,034       1,161,597
       Deferred revenues                                166,145          -
                                                  -------------   -------------
           Total Current Liabilities                  4,343,446       9,549,194

     Members' Capital:
       Members' interest                            134,085,471     102,166,464
       Loss accumulated during the
         development stage                         (104,069,783)    (74,945,846)
                                                  -------------   -------------
           Total Members' Capital                    30,015,688      27,220,618
                                                  -------------   -------------
           Total Liabilities and Members' Capital $  34,359,134   $  36,769,812
                                                  =============   =============

Ovonyx

      ECD owns 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. On a fully diluted basis after giving effect to the exercise of stock options and warrants, our ownership of Ovonyx would be 31.4%. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003. ECD recorded its $1,050,000 investment in Ovonyx and accounts for this investment on

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------

the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,050,000 investment. In the years ended June 30, 2004 and 2003, ECD recorded an equity loss of $644,000 and $406,000, respectively.

      ECD recorded revenues from Ovonyx of $150,000, $162,000 and $215,000, respectively, for the years ended June 30, 2004, 2003 and 2002 representing services provided to this joint venture.

Ovonic Fuel Cell

      In September 2000, ECD and ChevronTexaco formed Texaco Ovonic Fuel Cell. ChevronTexaco was funding (through December 31, 2002) initial product and market development, the primary use of which was to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic regenerative fuel cell technology. The joint venture was owned 50% by ChevronTexaco and 50% by ECD. ECD contributed intellectual property and licenses.

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

      During the years ended June 30, 2004, 2003 and 2002, the Company recorded revenues of zero, $4,022,000 and $8,887,000, respectively, for services provided to this joint venture.

Texaco Ovonic Hydrogen Systems

      In October 2000, ECD and ChevronTexaco formed Texaco Ovonic Hydrogen Systems. ChevronTexaco is funding initial product and market development, the primary use of which has been to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic hydrogen storage technology. As of June 30, 2004, ChevronTexaco has funded $59,948,000 for initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic solid hydrogen storage technology. Funding may be cancelled if mutually agreed-upon milestones are not satisfied. At its meeting on June 30, 2004, the Management Committee of Texaco Ovonic Hydrogen Systems did not approve the accomplishment of three of the joint venture's milestones. The Management Committee will review and determine the satisfaction of these milestones at a future meeting. The joint venture is owned 50% by ChevronTexaco and 50% by ECD. ECD has contributed intellectual property and licenses.

      The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------


                          TEXACO OVONIC HYDROGEN SYSTEMS LLC

                               STATEMENTS OF OPERATIONS
                               ------------------------

                                                 Year Ended June 30,
                                     ------------------------------------------
                                         2004           2003           2002
                                     ------------   ------------   ------------
                                     (Unaudited)
   Revenues
     Other Income                    $     25,085   $     17,480   $     26,581
     Prototype Sales                      151,225         -              21,793
                                     ------------   ------------   ------------
          Total Revenues                  176,310         17,480         48,374

   Expenses
     Product Development - Paid or
       Payable to ECD                   9,848,771     12,656,468     11,979,981
     Product Development - Paid or
       Payable to ChevronTexaco         1,153,504      2,659,819      1,691,406
     Depreciation Expense               2,486,284      1,890,384        596,193
     Loss on Disposal of Assets            -              -              50,912
                                     ------------   ------------   ------------
          Total Expenses               13,488,559     17,206,671     14,318,492
                                     ------------   ------------   ------------
   Net Loss                          $(13,312,249)  $(17,189,191)  $(14,270,118)
                                     ============   ============   ============


                          TEXACO OVONIC HYDROGEN SYSTEMS LLC

                                    BALANCE SHEETS
                                    --------------
                                                       June 30,       June 30,
                                                         2004           2003
                                                     ------------   ------------
                                                     (Unaudited)
   Current Assets:
      Cash and Equivalents                           $ 1,222,639    $ 1,742,437
      Accounts Receivable                                 33,639         10,746
                                                     -----------    -----------
         Total Current Assets                          1,256,278      1,753,183
   Property, Plant and Equipment                       9,879,612      9,501,712
   Less Accumulated Depreciation                      (5,042,712)    (2,556,428)
                                                     -----------    -----------
         Net Property, Plant and Equipment             4,836,900      6,945,284
                                                     -----------    -----------
            Total Assets                             $ 6,093,178    $ 8,698,467
                                                     ===========    ===========
   Current Liabilities:
      Amount Due to Related Parties, Net             $ 1,278,475    $ 2,130,446
      Accounts Payable                                    31,109         -
      Deferred Revenue                                    15,257         15,257
                                                     -----------    -----------
         Total Current Liabilities                     1,324,841      2,145,703
   Noncurrent Liabilities
      Deferred Revenue                                   112,000        112,000
   Members' Equity                                     4,656,337      6,440,764
                                                     -----------    -----------
            Total Liabilities and Members' Equity    $ 6,093,178    $ 8,698,467
                                                     ===========    ===========

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------

      During the years ended June 30, 2004, 2003 and 2002, the Company recorded revenues of $10,063,000, $13,651,000 and $18,581,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

Ovonic Media

      In 2000, we and General Electric, through its GE Plastics business unit, formed a joint venture, Ovonic Media, LLC, to design, develop, demonstrate and commercialize our proprietary continuous web roll-to-roll technology for the ultra-high-speed manufacture of optical media products, primarily rewritable DVDs. GE owns 51% of Ovonic Media and we own 49%. We have contributed intellectual property, know-how, licenses and equipment to the joint venture. GE has made cash and other contributions to the joint venture. Since its inception, Ovonic Media has paid us $5.6 million through the end of fiscal year 2003 for services to the joint venture.

      For the years ended June 30, 2004, 2003 and 2002, the Company recorded revenues of zero, $615,000 and $1,923,000, respectively, from Ovonic Media for services provided to this joint venture for advanced product development work. GE informed the Company that additional funding after January 3, 2003 was suspended. GE and ECD have been discussing as how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are seeking to secure a partner that is a leader in the storage media industry to facilitate the commercialization and funding of our technology. In the interim, ECD is directly funding continued product development activities for this technology at a reduced level.

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, alloy powders, advanced Ovonic nickel hydroxide materials and production equipment, all for certain battery applications for NiMH batteries. As of June 30, 2004, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      In the first phase of the project, Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of June 30, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE G - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The Company recorded revenues from Rare Earth Ovonic of $4,410,000, $10,726,000 and $25,287,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE H - Liabilities and Line of Credit
---------------------------------------

Warranty Liability
------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the years ended June 30, 2004, 2003 and 2002:


                                                   Year Ended June 30,
                                        ---------------------------------------
                                           2004          2003          2002
                                        -----------   -----------   -----------

Liability beginning of the period       $ 2,990,661   $ 2,489,024   $   978,895

Amounts accrued for as warranty costs* (721,312) 1,212,949 1,510,129 Amounts acquired in connection with
  United Solar Ovonic                        -            728,503        -
Amounts reversed in connection with
  acquiring United Solar Ovonic              -         (1,439,815)       -
Warranty claims                            (323,415)       -             -
                                        -----------   -----------   -----------
Liability at June 30                    $ 1,945,934   $ 2,990,661   $ 2,489,024
                                        ===========   ===========   ===========

* During the year ended June 30, 2004, the Company, based on its recent experience, revised its estimated warranty liability (primarily on its Rare Earth Ovonic contract) and recorded a reduction in this liability.


      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 1998 for United Solar Ovonic and the years ended June 30, 2000 and June 30, 2001 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company, together with its government consultants, is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,847,000 at June 30, 2004 and $1,682,000 at June 30, 2003 related to these issues.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Liabilities and Line of Credit (Continued)
---------------------------------------------------

Long-Term Liabilities
---------------------

      A summary of the Company's long-term liabilities is as follows:

                                                           June 30,
                                                 ----------------------------
                                                      2004           2003
                                                 ------------    ------------
Capital lease - 3800 Lapeer LLC                  $  9,297,849    $  9,526,739
Note Payable - Canon (discount rate of 6.3%)           -           11,629,489
Long-term retirement                                1,121,310         814,277
Other                                                  75,000          75,000
                                                 ------------    ------------
        Total                                      10,494,159      22,045,505
Less amounts included in current liabilities          333,368      11,858,378
                                                 ------------    ------------
        Total Long-Term Liabilities              $ 10,160,791    $ 10,187,127
                                                 ============    ============

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

      The Company was obligated under a capital lease with Fuji Bank for certain machinery and equipment. In the years ended June 30, 2003 and 2002, United Solar Ovonic made regular lease payments of $2,097,000 and $2,097,000, respectively. On June 23, 2003, United Solar Ovonic Corp. paid $3,282,919, including $129,100 in a breakage fee, to terminate this lease and repurchase these assets. The lease had been guaranteed by Canon and Bekaert and, as a result, Canon had a lien on United Solar Ovonic Corp.'s assets.

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

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Liabilities and Line of Credit (Continued)
---------------------------------------------------

ECD's obligation to pay this $12,000,000 to Canon. (See Note C of Notes to Consolidated Financial Statements.) On January 2, 2004, Bekaert paid the $12,000,000 directly to Canon.

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

      The Company has retirement plans for certain executives that provide for benefits after retirement. The Company recorded retirement expense of $307,000, $286,000 and $265,000 in the years ended June 30, 2004, 2003 and 2002, respectively. The balance recorded in long-term liabilities was $1,121,000 and $814,000 at June 30, 2004 and 2003, respectively.

      ECD and its subsidiaries are participating in qualified 401 (k) plans that are available to all employees. ECD and Ovonic Battery matched participants' contributions at a rate of 100% of the first 2% of the participant's compensation plus 50% of the next 4% of compensation for the parent company. Through December 31, 2001, our United Solar Ovonic subsidiary matched 50% of a participating employee's pre-tax contribution up to a maximum of 6% of the participant's compensation. Effective January 1, 2002, our United Solar Ovonic subsidiary matched 50% of the first 8% of the participant's compensation. Amounts charged to income for the 401 (k) plan, representing the Company's matching contributions, were $1,117,000, $1,070,000 and $954,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Other
-----

      The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2004, 2003 and 2002 was approximately $2,843,000, $2,738,000 and $2,443,000, respectively.

Future Minimum Payments
-----------------------

      Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2004 are as follows:

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE H - Liabilities and Line of Credit (Continued)
---------------------------------------------------

                                     Long-Term Note
                                       Payable and
                                     Other Long-Term                   Operating
                                       Liabilities     Capital Leases    Leases
                                     ---------------   --------------  ---------

  2005                                 $    -           $1,266,497    $2,709,166
  2006                                      -            1,266,497     1,932,276
  2007                                      -            1,291,625     1,234,654
  2008                                      -            1,367,012     1,136,109
  2009                                      -            1,367,012     1,121,274
  Thereafter                            1,196,310        9,770,116     1,337,850
                                       ----------       ----------    ----------
    TOTAL                               1,196,310       16,328,759    $9,471,329
    Less interest included above            -            7,030,910    ==========
                                       ----------       ----------
    Present value of minimum payments  $1,196,310       $9,297,849
                                       ==========       ==========

Business-Loan Agreement
-----------------------

      As of June 30, 2004, the Company had a business-loan agreement with Standard Federal Bank in the amount of $3,000,000. This business-loan agreement is used to provide a mechanism for the issuances of letters of credit and entering into foreign exchange transactions and requires cash to be deposited into a restricted collateral account equal to value of the underlying transactions. As of June 30, 2004, $1,150,000 was deposited in the collateral account. The business-loan agreement, which had an expiration date of August 31, 2004, has been extended to expire on August 31, 2005.

      As of June 30, 2003, the Company had a business-loan agreement with Standard Federal Bank in the amount of $8,000,000. This business-loan agreement was used to provide a mechanism for the issuances of letters of credit and entering into foreign exchange transactions and was secured by a first interest in the Company's accounts receivable and inventories. Also, ECD had granted Standard Federal Bank a security interest in a $5,000,000 short-term investment.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE I - Nonrefundable Advance Royalties
----------------------------------------

      At June 30, 2004 and 2003, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:


                                                June 30,
                                        ------------------------
                                           2004          2003
                                        ----------    ----------
Battery                                 $1,560,902    $1,560,902
Optical memory                           1,431,660     1,947,093
                                        ----------    ----------
                                        $2,992,562    $3,507,995
                                        ==========    ==========

      Creditable royalties earned and recognized as revenue were:

                                       Year Ended June 30,
                                   2004        2003        2002
                                ---------    ---------   ---------
                                $ 515,433    $ 119,936   $ 213,057

      Included in creditable royalties in 2004 were $447,500 related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

      There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.


NOTE J - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

      The Company has product sales and business agreements with related parties and with third parties for which royalties and revenues are included in the consolidated statements of operations. Product sales include photovoltaic products, revenues related to machine-building and equipment sales contracts, nickel hydroxide and metal hydride materials. Revenues related to machine-building and equipment sales contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes combined with high fixed costs result in losses.

      A summary of all of the Company's revenues follows:

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE J - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

                                                                   Year Ended June 30,
                                                   ------------------------------------------
                                                       2004           2003*          2002
                                                   ------------   ------------   ------------
Product sales
    Photovoltaics                                  $27,586,197    $ 4,001,937    $    -
    Machine building and equipment sales             4,489,728     10,949,828     25,295,959
    Battery packs                                        8,000        138,179        257,637
    Nickel hydroxide and metal hydride materials     1,769,868        852,494        698,639
                                                   -----------    -----------    -----------
                                                    33,853,793     15,942,438     26,252,235
Product sales-related parties
    Photovoltaics                                       -           5,767,035      5,883,442
    Machine building                                    -             499,793      4,237,201
    Battery packs                                       -              86,363         19,998
    Metal hydride materials                              3,050        120,161        241,291
                                                   -----------    -----------    -----------
                                                         3,050      6,473,352     10,381,932
                                                   -----------    -----------    -----------
Total product sales                                $33,856,843    $22,415,790    $36,634,167
                                                   ===========    ===========    ===========

Royalties
    Battery technology                             $ 1,902,847    $ 1,778,170    $ 1,913,914
    Optical memory                                     616,824         32,592        66,832
                                                   -----------    -----------    -----------
                                                     2,519,671      1,810,762      1,980,746
Royalties-related party
    Microelectronics                                     2,108         32,885         20,168
                                                   -----------    -----------    -----------
Total royalties                                    $ 2,521,779    $ 1,843,647    $ 2,000,914
                                                   ===========    ===========    ===========

Revenues from product development agreements
    Photovoltaics                                  $10,961,176    $ 3,615,674    $ 2,419,332
    Battery technology                               1,426,325      2,575,376      3,762,186
    Optical memory                                     403,932         64,387        172,695
    Solid hydrogen storage systems                     737,538         -             348,435
    Other                                               18,677        126,995         74,328
                                                   -----------     ----------     ----------
                                                    13,547,648      6,382,432      6,776,976
Revenues from product development
   agreements - related parties
    Battery technology                               5,610,242     12,366,964     16,315,424
    Optical memory                                      -             615,330      1,923,273
    Solid hydrogen storage systems                  10,062,862     13,948,178     18,783,190
    Fuel cell technology                                -           4,022,344      8,886,854
                                                   -----------    -----------    -----------
                                                    15,673,104     30,952,816     45,908,741
                                                   -----------    -----------    -----------
Total revenues from product development
   agreements                                      $29,220,752    $37,335,248    $52,685,717
                                                   ===========    ===========    ===========

License and other agreements
    Battery technology                             $   125,000    $   175,000    $    25,000
    Photovoltaic technology                             -           3,269,114         -
                                                   -----------    -----------    -----------
                                                   $   125,000    $ 3,444,114    $    25,000
                                                   ===========    ===========    ===========

-------------------------------------
      * United Solar Ovonic LLC is included in ECD's consolidated financial statements effective May 15, 2003.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE J - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                                              Year Ended June 30,
                                   ---------------------------------------
                                       2004          2003          2002
                                   -----------   -----------   -----------
United States                      $44,042,204   $38,707,587   $57,804,373
Germany                              8,551,530        50,191       150,300
China                                4,515,722    10,846,690    25,344,459
Mexico                                  84,828     9,768,972     5,883,442
Other countries                      9,110,285     5,805,420     2,527,711
                                   -----------   -----------   -----------
                                   $66,304,569   $65,178,860   $91,710,285
                                   ===========   ===========   ===========

      In the year ended June 30, 2004, the Company entered into license agreements with Mcnair-tech Co., Ltd. of China ($50,000), Shenzhen High Power Tech. Co. Ltd. of China ($50,000) and received an additional license fee from Linghao Battery Co. Ltd. ($25,000).

      In the year ended June 30, 2003, the Company recognized $3,269,000 in revenues from license and other agreements as a result of United Solar Ovonic Corp. granting Canon rights to manufacture photovoltaic products in two countries of its choice in Southeast Asia, excluding India and the People's Republic of China. These rights were granted in satisfaction of the outstanding obligation ($2,500,000 plus accrued interest) due Canon in connection with a previous loan made to United Solar Corp. by Canon. Additionally, the Company entered into license agreements with four Chinese battery companies, Henan Huanyu Power Source Co., Ltd. ($50,000), Ghandong Shida Battery Co. Ltd. ($50,000), TWD Battery Co., Ltd. ($50,000) and Linghao Battery Co., Ltd. ($25,000).

      In the year ended June 30, 2002, the Company entered into a license agreement with Lexel Battery Co., Ltd. of China ($25,000).

      The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2004, one customer (Texaco Ovonic Hydrogen Systems) represented 15% of the Company's total revenues. In the year ended June 30, 2003, three customers represented 58% of the Company's total revenues (21% Texaco Ovonic Hydrogen Systems, 21% Cobasys and 16% Rare Earth Ovonic joint ventures). In the year ended June 30, 2002, three customers represented 67% of the Company's total revenues (28% Rare Earth Ovonic joint ventures, 20% Texaco Ovonic Hydrogen Systems and 19% Cobasys). Cobasys, Texaco Ovonic Hydrogen Systems and Rare Earth Ovonic are joint ventures of the Company (see Note G of Notes to Consolidated Financial Statements).

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE K - Capital Stock
----------------------

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

      As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, president and CTO of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation,
(iv) the acquisition by any person of 30% or more of the combined voting power of the then-outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a vice president of ECD. In February 1999, the Board of Directors of the Company renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005.

      As part of an Executive Employment Agreement between ECD and Mr. Robert C. Stempel, chairman and CEO of ECD, dated January 15, 1999, ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD Common Stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between the Company and Mr. Stempel states that the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. The Company is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of $682,000, $682,000 and $680,400 in each of the years ended June 30, 2004, 2003 and 2002, respectively, in connection with this transaction. Following stockholder approval on March 25, 1999 authorizing 430,000 shares of a new Class B Common Stock, par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock. After the conversion of the Class A Common Stock into Common Stock, the Class B Common Stock will be entitled to 25 votes per share.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE K - Capital Stock (Continued)
----------------------------------

      The Class B Common Stock is automatically convertible into Common Stock on a share-for-share basis on September 30, 2005.

      During the years ended June 30, 2004, 2003 and 2002, ECD issued 2,140, 2,844 and 1,310 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2004, 2003 and 2002 of $20,000, $30,000 and $25,000, respectively, relating to these restricted shares of Common Stock.

NOTE L - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

      ECD has Common Stock reserved for issuance as follows:

                                                          Number of Shares
                                                   -----------------------------
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
Conversion of Class A Convertible Common Stock        219,913         219,913
Conversion of Class B Convertible Common Stock        430,000         430,000
Stock options                                       5,377,479       5,273,477
Warrants                                            3,756,735         400,000
Convertible Investment Certificates                     5,210           5,210
                                                    ---------       ---------
    TOTAL RESERVED SHARES                           9,789,337       6,328,600
                                                    =========       =========

Equity Compensation Plans Approved by Security Holders
------------------------------------------------------

      The Company's 1995 Non-Qualified Stock Option Plan (1995 Stock Option
Plan) and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation and Nominating Committee appointed by the Board of Directors (the "Compensation and Nominating Committee") shall determine. Both stock option plans are administered by the Compensation and Nominating Committee.

      Options under the 1995 and the 2000 Stock Option Plans expire no later than 10 years from the date of grant. The vesting period of stock options under the 1995 Stock Option Plan is as follows: 40% of the shares vest six months after the date of grant, 30% after 18 months and 30% after 30 months. The vesting period of stock options under the 2000 Stock Option Plan is as follows:
40% of the shares vest one year after the date of grant and 20% after each of the second, third and fourth years of grant. The exercise price of all options granted has been equal to the fair market value of the Common Stock at the time of grant.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE L - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

      The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the optionholders against dilution.

      A summary of the transactions during the years ended June 30, 2004, 2003 and 2002 with respect to ECD's Stock Option Plans follows:

                                 2004                     2003                     2002
                          --------------------     --------------------     --------------------
                                      Weighted                 Weighted                 Weighted
                                      Average                  Average                  Average
                                      Exercise                 Exercise                 Exercise
                          Shares      Price        Shares      Price        Shares      Price
                          --------------------     --------------------     --------------------
  Outstanding July 1      3,167,123   $ 16.97      2,531,753   $ 18.67      2,444,545   $ 18.50
  Granted                    45,000   $ 10.95        653,825   $ 10.46        120,000   $ 21.88
  Exercised                   2,400   $ 10.19         -           -            14,412   $ 11.98
  Cancelled                 144,265   $ 18.12         18,455   $ 19.01         18,380   $ 22.57
                          ---------   -------      ---------   -------      ---------   -------
  Outstanding June 30     3,065,458   $ 16.84      3,167,123   $ 16.97      2,531,753   $ 18.67
                          =========   =======      =========   =======      =========   =======
  Exercisable June 30     2,428,818   $ 17.35      2,002,253   $ 17.66      1,730,668   $ 16.90
                          =========   =======      =========   =======      =========   =======
  Weighted average fair
    value of options         $ 6.13                   $ 6.00                  $ 18.78
    granted during the year  ======                   ======                  =======


      The following table summarizes information about stock options outstanding at June 30, 2004:

                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                    --------------------------------------    ------------------------
                                     Weighted
                                      Average     Weighted                    Weighted
                       Number        Remaining     Average       Number       Average
Range of             Outstanding    Contractual   Exercise     Exercisable    Exercise
Exercise Prices     As of 6/30/04       Life       Price      As of 6/30/04    Price
-----------------   -------------   -----------   --------    -------------   --------
$ 10.05 - $ 11.88     1,344,563         4.49       $ 11.09        966,013      $ 11.35
$ 12.07 - $ 22.43       398,915         2.72       $ 16.83        359,115      $ 17.02
$ 22.63 - $ 22.63     1,221,580         6.70       $ 22.63      1,003,790      $ 22.63
$ 23.00 - $ 27.04       100,400         5.73       $ 23.44         99,900      $ 23.42
                      ---------        -----       -------      ---------      -------
$ 10.05 - $ 27.04     3,065,458         5.18       $ 16.84      2,428,818      $ 17.35
                      =========        =====       =======      =========      =======


Equity Compensation Plans Not Approved by Security Holders
----------------------------------------------------------

      In November 1993, stock options to purchase 94,367 shares of Common Stock held by Stanford R. Ovshinsky, and stock options to purchase 49,630 shares of Common Stock held by Dr. Iris M. Ovshinsky, issued under the Company's Amended and Restated Stock Option Plan, were cancelled and new stock options, covering 150,000 (adjusted to 467,890 as of June 30, 2004) shares of Common Stock in the case of Mr. Ovshinsky and 100,000 shares (adjusted to 302,511 as of June 30, 2004) of Common Stock in the case of Dr. Ovshinsky, were granted by

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE L - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

ECD. The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of these outstanding stock options is $14.17 per share. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares resulting from adjustments for the antidilution provisions during the 18-month period following the original grant; and (ii) thereafter the option exercise price will be the lower of the sales price of the additional securities or the fair market value of the Common Stock as of the date of such issuance. The Company recorded $198,000 compensation expense in the year ended June 30, 2002 related to options granted at a price lower than market.

      The number of stock options granted to Mr. and Dr. Ovshinsky is adjusted pursuant to the antidilution provisions of the stock option agreements. There were no grants in fiscal year 2003. For the three years ended June 30, 2004, 2003 and 2002, Mr. Ovshinsky was granted stock options to purchase 66,391, 0, and 44,530 shares of ECD Common Stock, respectively. For the three years ended June 30, 2004, 2003 and 2002, Dr. Ovshinsky was granted stock options to purchase 44,261, 0, and 29,687 shares of ECD Common Stock, respectively. The weighted average exercise price of options granted to Mr. and Dr. Ovshinsky during the years ended June 30, 2004 and 2002 was $10.12 and $20.38 per share, respectively. The weighted average fair value of options granted to Mr. and Dr. Ovshinsky during the years ended June 30, 2004 and 2002 was $3.38 and $10.52 per share, respectively.

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

Warrants
--------

      As of June 30, 2004, ECD had outstanding warrants for the purchase of 400,000 shares of Common Stock granted to General Electric pursuant to a Common Stock Warrant Agreement between General Electric and ECD entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

      In connection with the sale of units in 2004 (see Note B of Notes to Consolidated Financial Statements), ECD issued 3,266,254 warrants to three institutional investors and 90,481 warrants to the placement agent. Each warrant gives the holder the right to purchase a share of ECD Common Stock for $13.96, if exercised on or prior to May 2, 2005, and for $16.03, if exercised at any time thereafter but prior to October 31, 2006.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE L - Stock Option Plans, Warrants and Other Rights to Purchase Stock
         (Continued)
------------------------------------------------------------------------

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

NOTE M - Federal Taxes on Income
--------------------------------

      The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.


                                                  June 30, 2004   June 30, 2003
                                                  -------------   -------------
      Deferred tax assets
         Net operating losses                     $  87,157,000   $ 63,908,000
         Tax credit carryforwards                       487,000        487,000
         Basis difference in investments
           in joint ventures                         21,922,000     24,537,000
                                                  -------------   ------------
                                                    109,566,000     88,932,000
                                                  -------------   ------------
         Valuation allowance for deferred assets   (109,566,000)   (88,932,000)
                                                  -------------   ------------
      Net deferred tax assets                     $      -        $     -
                                                  =============   ============

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE M - Federal Taxes on Income (Continued)
------------------------------------------------

      The Company's valuation reserve was increased by $20,634,000 in 2004, $10,169,000 in 2003 and $6,528,000 in 2002 for the impact of the 2004, 2003 and
2002 net operating losses, temporary differences and the expiration of tax carryforwards. The increases in 2004, 2003 and 2002 are mainly the result of the Company's net operating losses and primarily comprise the difference between statutory and effective tax rates. The Company's utilization of United Solar Ovonic's net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue code.

      At June 30, 2004, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                                Net Tax Operating     R&D Credit
                                Loss Carryforward    Carryforward
                                -----------------  -----------------
                2005              $  5,307,000
                2006                14,651,000
                2007                10,548,000       $   276,000
                2008                 9,302,000            41,000
                2009                11,923,000            30,000
                2010                 9,313,000            15,000
                2011                 6,854,000            40,000
                2012                26,121,000            14,000
                2013                12,447,000            29,000
                2014                 7,219,000            42,000
                2015                    -                  -
                2016                    -                  -
                2017                    -                  -
                2018                 6,825,000             -
                2019                   993,000             -
                2020                10,170,000             -
                2021                    -                  -
                2022                23,002,000             -
                2023                36,086,000             -
                2024                65,585,000
                                  ------------       -----------
                        Total     $256,346,000       $   487,000
                                  ============       ===========

NOTE N - Related Party Transactions
-----------------------------------

      For the three years ended June 30, 2004, 2003 and 2002, ECD incurred expenses of $152,009, $97,301 and $72,038, respectively, for services rendered by its directors.

      For related party transactions involving United Solar Ovonic LLC, Ovonic Media, Ovonyx, Texaco Ovonic Fuel Cell, Texaco Ovonic Hydrogen Systems and Cobasys, see Note G of Notes to Consolidated Financial Statements.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE O - Business Segments
--------------------------

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

      The Company's operations by business segments were as follows:

                            Financial Data by Business Segment
                            ----------------------------------
                                      (in thousands)


                                              Ovonic     United Solar   Consolidat-
                                    ECD       Battery       Ovonic      ing Entries   Consolidated
                                 ---------   ---------   ------------   -----------   ------------
 Revenues
     Year ended June 30, 2004     $ 16,155    $ 15,279      $ 36,959     $  (2,088)     $ 66,305
     Year ended June 30, 2003       27,062      28,826        14,890        (5,599)       65,179
     Year ended June 30, 2002       61,636      48,529         7,157       (25,612)       91,710

 Interest Income
     Year ended June 30, 2004     $  3,397    $   -         $     19     $  (2,702)     $    714
     Year ended June 30, 2003        3,518        -               67           (24)        3,561
     Year ended June 30, 2002        4,439        -              288          -            4,727

 Interest Expense*
     Year ended June 30, 2004     $    373    $   -         $  3,481     $  (2,540)     $  1,314
     Year ended June 30, 2003           61          83           818           (81)          881
     Year ended June 30, 2002           51         375           484          -              910

 Operating Income (Loss)
     Year ended June 30, 2004     $(22,877)   $(16,070)     $(13,418)    $   1,599      $(50,766)
     Year ended June 30, 2003      (20,745)     (9,998)       (6,355)        3,821       (33,277)
     Year ended June 30, 2002      (17,560)     (6,460)       (4,539)        6,326       (22,233)

 Equity in Net Income (Loss) of
   Investees Under Equity Method
     Year ended June 30, 2004     $   (644)   $   -         $   -        $    -         $   (644)
     Year ended June 30, 2003       (5,692)       -           (6,103)         -          (11,795)
     Year ended June 30, 2002         (714)       -           (3,472)          528        (3,658)

 Depreciation Expense
     Year ended June 30, 2004     $  2,228    $    634      $  6,815     $  (1,549)     $  8,128
     Year ended June 30, 2003        1,784       1,136         2,577        (1,541)        3,956
     Year ended June 30, 2002        1,008       1,146         1,750        (1,631)        2,273


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE O - Business Segments (Continued)
--------------------------------------

                                              Ovonic     United Solar   Consolidat-
                                    ECD       Battery       Ovonic      ing Entries   Consolidated
                                 ---------   ---------   ------------   -----------   ------------

 Capital Expenditures
     Year ended June 30, 2004     $  1,745    $    934      $    868     $    -         $  3,547
     Year ended June 30, 2003        4,220         783           132          -            5,135
     Year ended June 30, 2002        7,340         172           155          -            7,667


 Investments and Advances in
   Equity Method Investees
     Year ended June 30, 2004     $   -       $   -         $   -        $    -         $   -
     Year ended June 30, 2003          594        -             -             -              594
     Year ended June 30, 2002        3,286        -           27,270          -           30,556

 Identifiable Assets
     Year ended June 30, 2004     $132,097    $  6,378      $ 82,366     $(107,529)     $113,312
     Year ended June 30, 2003      141,199      10,916       142,036      (140,456)      153,695
     Year ended June 30, 2002      171,018      13,588        25,819       (18,306)      192,119

----------------------------
*  Excludes intercompany interest between ECD and Ovonic Battery.


NOTE P - Quarterly Financial Data (Unaudited)
---------------------------------------------

(In thousands, except for per-share amounts)


                                        First      Second     Third      Fourth     Total
                                        Quarter    Quarter    Quarter    Quarter    Year
                                        ---------  ---------  ---------  ---------  ---------
Year Ended June 30, 2004

   Revenues                             $ 14,205   $ 15,674   $ 16,545   $ 19,881   $ 66,305
   Operating loss                        (14,413)   (13,087)   (12,080)   (11,186)   (50,766)
Net loss                                 (14,282)   (13,416)   (12,266)   (11,458)   (51,422)
Basic and diluted net loss per share    $   (.65)  $   (.57)  $   (.49)  $   (.44)  $  (2.15)


Year Ended June 30, 2003

   Revenues                             $ 15,855   $ 18,478   $ 13,595   $ 17,251   $ 65,179
   Operating loss                         (6,388)    (4,036)    (9,347)   (13,506)   (33,277)

Net loss before cumulative effect of
  change in accounting principle          (5,652)    (5,779)    (9,076)   (17,907)   (38,414)
Cumulative effect of change in
  accounting principle                     2,216       -          -          -         2,216
                                        --------   --------   --------   --------   --------
Net loss                                $ (3,436)  $ (5,779)  $ (9,076)  $(17,907)  $(36,198)
                                        --------   --------   --------   --------   --------
Basic and diluted net loss per share
  before cumulative effect of change
  in accounting principle               $   (.26)  $   (.26)  $   (.41)  $   (.82)  $  (1.75)
                                        ========   ========   ========   ========   ========
Basic and diluted net income per
  share for cumulative effect of
  change in accounting principle             .10        -         -          -           .10
                                        --------   --------   --------   --------   --------
Basic and diluted net loss per share    $   (.16)  $   (.26)  $   (.41)  $   (.82)  $  (1.65)
                                        ========   ========   ========   ========   ========


                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE Q - Other Comprehensive Income (Loss)
-----------------------------------------

      The Company's total comprehensive loss was as follows:

                                                        Year Ended June 30,
                                          ---------------------------------------------
                                              2004            2003            2002
                                          -------------   -------------   -------------
Net Loss                                  $(51,421,674)   $(36,198,159)   $(20,888,034)
OTHER COMPREHENSIVE INCOME
   (LOSS) (net of taxes):
Unrealized holding gains arising
   during period                                -              219,147         476,980
Less: reclassification adjustments
   for gains realized in net income            431,153         275,944         870,372
                                          ------------    ------------    ------------
Net unrealized gains (losses)                 (431,153)        (56,797)       (393,392)
Foreign currency translation adjustments       134,906         115,493          -
                                          ------------    ------------    ------------
COMPREHENSIVE LOSS                        $(51,717,921)   $(36,139,463)   $(21,281,426)
                                          ============    ============    ============

      The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $250,399, $115,493 and zero at June 30, 2004, 2003 and 2002, respectively. The effect from foreign currency transactions was a loss of $15,610 for 2004, and gains of $40,736 and $1,425 for 2003 and 2002, respectively.

NOTE R - Subsequent Event
-------------------------

      On July 7, 2004, ECD announced that it and Cobasys LLC have entered into a settlement agreement with Matsushita Electric Industrial Co., Ltd. (MEI), Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride
(NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

      Under the terms of the settlement, Cobasys and PEVE will cross license each other for current and future patents to avoid possible future litigation. Cobasys and PEVE have agreed to a technical cooperation agreement to advance the state-of-the-art of NiMH batteries which are widely used in hybrid electric vehicles (HEVs). Cobasys and PEVE have also established a joint development program to collaborate on the development of next-generation high performance NiMH batteries for HEVs.

      The parties reached an amicable settlement on mutually satisfactory terms that will help them to meet the requirements of expanding the HEV market. Details of the settlement are confidential.

                   ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      Notes to Consolidated Financial Statements

NOTE R - Subsequent Event (Continued)
------------------------------------

      Under the deal, ECD and Ovonic Battery received a $10 million fee from MEI, PEVE and Toyota. This fee was recorded as an advance royalty in July 2004 and will be amortized to income over 10.5 years. In addition, Cobasys received $20 million. Upon receipt of the money, Cobasys made an $8 million distribution to each of Ovonic Battery and ChevronTexaco, which was applied as a partial reimbursement of legal expenses.

      On August 12, 2004, the Board of Directors unanimously approved Management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004, and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to move ECD from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal to move the company into a position of having sustained profitability by July 2006.

      The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

      The core commercial businesses on which the Company is focusing are United Solar Ovonic, Cobasys, Ovonyx and Texaco Ovonic Hydrogen Systems.

Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure
------   -------------------------------------------------------------------

Changes in Independent Auditors

      On October 29, 2003, the Audit Committee was advised by Deloitte & Touche LLP ("Deloitte") that it declined to stand for reelection as the Company's independent auditors, and on October 30, 2003 we received a letter from Deloitte confirming "that the client-auditor relationship between Energy Conversion Devices, Inc. (Commission File No. 1-8403) and Deloitte & Touche LLP has ceased."

      The audit report of Deloitte on our consolidated financial statements as of, and for the year ended June 30, 2002, dated September 27, 2002 ("2002 Audit Report") did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

      The audit report of Deloitte on our consolidated financial statements as of, and for the year ended June 30, 2003, dated October 21, 2003 ("2003 Audit Report") did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles except that the 2003 Audit Report expressed an unqualified opinion and included explanatory paragraphs concerning (i) substantial doubt about the Company's ability to continue as a going concern and (ii) effective July 1, 2002, we changed our method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      The cessation of the client-auditor relationship between us and Deloitte was not recommended or approved by our Board of Directors or the Audit Committee.

      In connection with the audits of our fiscal years ended June 30, 2003 and 2002 and for the period July 1, 2003 through October 30, 2003, we had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on our consolidated financial statements.

      On November 14, 2003, the Audit Committee of the Board of Directors engaged the public accounting firm of Grant Thornton LLP as the Company's independent auditors.

Item 9A: Controls and Procedures
-------  -----------------------
      As of June 30, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision, and with the participation, of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, with the exception of the items listed below, the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Annual Report on Form 10-K for the year ended June 30, 2004.

      In Item 9A, Controls and Procedures of the Company's Form 10-K for the year ended June 30, 2003, the following two matters were identified as reportable conditions pursuant to the standards established by the American Institute of Certified Public Accountants:

      1. Policies and procedures regarding employee conduct and acceptable business practices, including expense reporting and personal use of the Company assets, were not well-documented and did not adequately communicate the Company's expectations regarding these matters.

      2. The Company was not able to meet the filing deadline for the June 30, 2003 Form 10-K because it lacked the resources to address the financial reporting related to significant and complex business transactions entered into in fiscal year 2003.

      The Company has taken the following actions to address and correct these conditions:

      The Board of Directors, the Audit Committee and management established the Sarbanes-Oxley Section 404 Internal Control Committee comprised of the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer. This Committee is responsible for assessing the current internal controls, developing improvements to internal controls and testing internal controls, all leading to management's assessment of internal control effectiveness and the Company's independent public accountants' report on management's attestation of control effectiveness by June 30, 2005 in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Committee has accomplished the following to date:

        o Named the Director of Corporate Risk Management and Internal Audit as the Section 404 project manager. He has developed a project plan and retained outside professional advisors to assist in the evaluation of existing internal controls and procedures and provide recommendations for improvement.

        o Developed and published the Company's Code of Conduct and Business Ethics.

        o Established a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from employees or other Company stakeholders.

        o Instituted certain policies and process changes to enhance the Company's monitoring and expectations regarding expense reporting and personal use of the Company's assets.

      The Company has completed its evaluation of resources to address its financial reporting and believes its resources are sufficient and will provide the time necessary to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

      In September 2004, Grant Thornton (GT) reported to the Company's Audit Committee and management that it had identified during the course of its audit for the year ended June 30, 2004 the following four significant deficiencies pursuant to standards established by the Public Company Accounting
Oversight Board:

   1. The Company has insufficient documentation of its policies and procedures around internal controls to ensure that the execution of activities and controls are consistent with management objectives.

   2. The Company does not currently have monitoring controls in place to determine whether controls that have been implemented by management specifically in the financial reporting function are actually operating consistently with management's objectives.

   3. The Company has areas where employees are performing processes or controls that are incompatible with their function. Segregation of duties issues were identified in the Accounts Receivable, Accounts Payable, Financial Reporting, Payroll, and Treasury functions.

   4. The Company has certain weaknesses in the security of data within the Company's information systems. These include issues regarding security event logs and activity reports, assignment of administrator rights, segregation of duties, and access to data and applications.

      GT has indicated that each of the above significant deficiencies constitutes a material weakness in our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, the Company will create a plan and dedicate the required resources to address and remediate these material weaknesses prior to our attestation of control effectiveness as of June 30, 2005.

      Since the date of the evaluation, there have been no significant changes to the Company's disclosure controls and procedures or significant changes in other factors that could affect the Company's disclosure controls and procedures. However, as noted above, the Company has taken, and is continuing to take, certain actions designed to enhance its disclosure controls and procedures.

Item 9B: Other Information
-------  -----------------

      Not applicable.

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

      The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:


                         Director of
                         the Company                     Principal Occupation and
Name                     Since         Office            Business Experience
----------------------   ----------    ---------------   ---------------------------------------------------------------------------

Robert C. Stempel        1995          Chairman of       Mr. Stempel, 71, is Chairman of the Board and Chief Executive Officer of
                                       the Board,        ECD.  Prior to his election as a director in December 1995, Mr. Stempel
                                       Chief             served as senior business and technical advisor to Mr. Ovshinsky.  He is
                                       Executive         also the chairman of Ovonic Battery Company, Inc.; a director of United
                                       Officer and       Solar Ovonic Corp. and United Solar Ovonic LLC; vice chairman and director
                                       Director          of Ovonyx, Inc.; a member of the Management Committee of Texaco Ovonic
                                                         Hydrogen Systems LLC and COBASYS LLC and a member of the Alliance Board of Ovonic Media, LLC.  From 1990 until his retirement in 1992, he was the chairman and chief executive officer of General Motors Corporation.  He was a director of Southwall Technologies, Inc. until September 2004 and served as chairman of its Audit Committee.

Stanford R. Ovshinsky    1960         President,         Mr. Ovshinsky, 81, the founder, President and Chief Technology Officer
                                      Chief              of ECD, has been an executive officer and director of ECD since its
                                      Technology         inception in 1960.  Mr. Ovshinsky is the principal inventor of ECD's
                                      Officer and        technologies.  He also serves as the chief executive officer and a
                                      Director           director of Ovonic Battery; chief executive officer and chairman of United
                                                         Solar Ovonic Corp. and United Solar Ovonic LLC; president of Ovonic Fuel
                                                         Cell Company LLC; president and member of the Management Committee of
                                                         Texaco Ovonic Hydrogen Systems; a member of the Management Committee of
                                                         COBASYS; chairman and director of Ovonyx; and a member of the Alliance
                                                         Board of Ovonic Media.  Mr. Ovshinsky is the husband of Dr. Iris M.
                                                         Ovshinsky.

Iris M. Ovshinsky        1960         Vice President     Dr. Ovshinsky, 77, co-founder and Vice President of ECD, has been an
                                      and Director       executive officer and director of ECD since its inception in 1960.  Dr.
                                                         Ovshinsky also serves as a director of Ovonic Battery.  Dr. Ovshinsky is the wife of Stanford R. Ovshinsky.




Umberto Colombo          1995         Director           Professor Colombo, 76, is Chairman of the Scientific Councils of the ENI
                                                         Enrico Mattei Foundation and of the Instituto Per l'Ambiente in Italy.  He
                                                         was chairman of the Italian National Agency for New Technology, Energy and
                                                         the Environment until 1993 and then served as Minister of Universities and
                                                         Scientific and Technological Research in the Italian Government until 1994.
                                                         Professor Colombo is a member of the board of directors of several
                                                         Italian-based public companies.  He is also active as a consultant in international science and technology policy institutions related to economic growth.

Robert I. Frey           2004         Director           Mr. Frey, 61, a visiting professor of global management and marketing and business ethics at Seidman School of Business, Grand Valley State
                                                         University, joined Herman Miller, Inc. in 1996, where he was an executive vice president and member of the executive committee and president of
                                                         Herman Miller International accountable for international strategic planning, manufacturing, sales and marketing until his retirement in 2002.
                                                         Prior to 1996, he was chairman of the board and chief executive officer at
                                                         Whirlpool Corporation, Asian operations.  He also served as Whirlpool's
                                                         General Counsel from 1985-1989.

William J. Ketelhut      2004         Director           Mr. Ketelhut, 51, was, from 2001-2002, president of Control Products at
                                                         Honeywell, a global company with 15 major lines of businesses including semiconductors, consumer products and sensors products.  From 1994-2001, he served as president of several business units of Invensys plc, a global automation, controls and process solutions group.  He was president and chief executive officer at GE/Micro Switch Control Inc.  (a joint venture between GE and Honeywell Microswitch Division) from 1992-1994, responsible for the development of the strategy and organization of a new joint venture between GE and Honeywell.

Walter J. McCarthy, Jr.  1995         Director           Mr. McCarthy, 79, until his retirement in 1990, was the chairman and chief executive officer of Detroit Edison Company.  Prior to his election to the
                                                         ECD Board, he served as a consultant to ECD.  Mr. McCarthy also served as a director and a member of the Audit Committee of Comerica Bank,
                                                         Federal-Mogul Corporation and Perry Drug Company.  He is a member of the
                                                         National Academy of Engineering.  Mr. McCarthy serves as chairman of the
                                                         Compensation and Nominating Committee and is on the Audit Committee of the
                                                         ECD Board.




Florence I. Metz         1995         Director           Dr. Metz, 75, until her retirement in 1996, held various executive positions with Inland Steel: General Manager, New Ventures, Inland Steel
                                                         Company (1989-1991); General Manager, New Ventures, Inland Steel Industries
                                                         (1991-1992) and Advanced Graphite Technologies (1992-1993); Program
                                                         Manager for Business and Strategic Planning at Inland Steel (1993-1996).
                                                         Dr. Metz also serves on the Board of Directors of Ovonic Battery and is on the Audit Committee and the Compensation and Nominating Committee of the
                                                         ECD Board.

Stephen Rabinowitz       2004         Director           Mr. Rabinowitz, 61, was chairman and chief executive officer of General
                                                         Cable, Inc., a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and specialty markets, from
                                                         1994-2001.  He brings over 30 years of senior level business and general management experience, including 10 years with General Electric Corporation
                                                         (1982-1992) and two years with AlliedSignal Corporation (1992-1994).  He serves on the Board of Directors of JLG Industries.

Stanley K. Stynes        1977         Director           Dr. Stynes, 72, was Dean, College of Engineering at Wayne State University
                                                         from 1970 to August 1985, and a professor of engineering at Wayne State
                                                         University from 1985 until his retirement in 1992.  He has been involved in various administrative, teaching, research and related activities. Dr.
                                                         Stynes serves as chairman of the Audit Committee.



                            COMPENSATION OF DIRECTORS

      Directors who are employees of ECD do not receive additional compensation for their services as a director. The non-employee directors of the Company are issued approximately $5,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year and are paid $1,000 for attendance at each Board meeting and each Compensation and Nominating Committee meeting (whether in person or by phone). Directors serving on the Audit Committee are paid $2,000 for attendance (whether in person or by phone) at each meeting. Directors who are not employed by the Company are also reimbursed for all expenses incurred for the purpose of attending board of directors and committee meetings, including airfare, mileage, parking, transportation and hotel. Non-employee directors are eligible to receive stock options under the Company's stock option plans. On April 19, 2004, Messrs. Frey, Ketelhut and Rabinowitz each received options to purchase 5,000 shares of ECD Common Stock at $12.07 per share under the terms of ECD's 2000 Non-Qualified Stock Option Plan.

      The executive officers of ECD are as follows:


                                                               Served as an
                                                           Executive Officer or
        Name             Age             Office               Director Since
--------------------    -----    ----------------------    --------------------

Robert C. Stempel        71      Chairman of the Board,           1995
                                 Chief Executive Officer
                                 and Director

Stanford R. Ovshinsky    81      President, Chief Technology      1960(1)
                                 Officer and Director

Iris M. Ovshinsky        77      Vice President and Director      1960(1)

James R. Metzger         57      Executive Vice President         2000
                                 and Chief Operating Officer

Nancy M. Bacon           58      Senior Vice President            1976

Hellmut Fritzsche        77      Vice President                   1969

Stephan W. Zumsteg       58      Vice President and Chief         1997
                                 Financial Officer

-------------
(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.


      See page 96 for information relating to Robert C. Stempel, Stanford R. Ovshinsky and Iris M. Ovshinsky.

      Mr. Metzger joined ECD as Vice Chairman in November 2002. He was named ECD's Chief Operating Officer in February 2003 and Executive Vice President in February 2004 with responsibility for the day-to-day operations of ECD. He served on ECD's Board of Directors from July 2000 - February 2004. Prior to his retirement from ChevronTexaco on March 1, 2002 following the merger of Chevron and Texaco on October 9, 2001, he was Vice President and Chief Technology Officer at Texaco Inc.

      Mrs. Bacon joined ECD in 1976 as Vice President of Finance and Treasurer and was named Senior Vice President in 1993. She served on ECD's Board of Directors from 1977 - February 2004. Mrs. Bacon serves as a director of United Solar Ovonic Corp. and United Solar Ovonic LLC.

      Dr. Fritzsche was a professor of physics at the University of Chicago from 1957 until his retirement in 1996. He was chairman of the Department of Physics at the University of Chicago until 1986. Dr. Fritzsche has been an ECD vice president since 1965, acting on a part-time basis chiefly in its research and product development activities, and served on ECD's Board of Directors from 1969-2003. He serves on the board of directors of United Solar Ovonic Corp.

      Mr. Zumsteg joined ECD in March 1997. He was elected Treasurer in April 1997 and Vice President and Chief Financial Officer in February 2001. Mr. Zumsteg also serves as Treasurer of Ovonic Battery, Ovonic Fuel Cell and Texaco Ovonic Hydrogen Systems.


                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to the Company's directors, officers and greater than 10% beneficial owners were met on a timely basis.

Item 11:   Executive Compensation
-------    ----------------------

      The following table sets forth the compensation paid to ECD's Chief Executive Officer and the next four most highly compensated executive officers for the fiscal years ended June 30, 2004, 2003 and 2002.


                          SUMMARY COMPENSATION TABLE

                                           Annual                                 Long-Term
                                        Compensation                             Compensation
                           --------------------------------------    ---------------------------------------
                                                                     Restricted    Options      All Other
   Name and Principal      Fiscal                                      Stock       (Number       Compen-
        Position           Year(1)      Salary(2)        Bonus         Award      of Shares)     sation(3)
------------------------   --------   --------------   ----------    ----------   ----------   --------------

 Robert C. Stempel (4)       2004       $ 275,776                                      -          $  5,778
 Chairman and Chief          2003       $ 300,019                                    40,000       $  4,191
 Executive Officer           2002       $ 294,247                                    25,000       $  4,191

 Stanford R. Ovshinsky       2004       $ 338,295                                    66,391(5)    $  8,000
 President and Chief         2003       $ 367,668                                    40,000       $ 10,781
 Technology Officer          2002       $ 349,713       $ 24,076                     44,530(5)    $ 12,362

 Iris M. Ovshinsky           2004       $ 289,564                                    44,261(5)    $ 13,562
 Vice President              2003       $ 314,727                                    25,000       $ 13,562
                             2002       $ 299,730                                    29,687(5)    $ 12,362

 James R. Metzger(6)         2004       $ 279,347(7)                                 25,000       $  6,069
 Executive Vice              2003       $ 141,571(8)                                 25,000           -
 President and Chief
 Operating Officer

 Nancy M. Bacon              2004       $ 275,776                                      -          $ 10,322
 Senior Vice President       2003       $ 289,441                                    30,000       $ 10,322
                             2002       $ 275,017                                    12,000       $  8,942

----------------

(1) ECD's fiscal year is July 1 to June 30. ECD's 2004 fiscal year ended June 30, 2004.

(2)  Amounts shown include compensation deferred under ECD's 401(k) Plan.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of the named executive officers under ECD's 401(k) Plan as follows: Mr. Ovshinsky, Dr. Ovshinsky, and Mrs. Bacon in the amount of $8,000 with respect to each of the calendar years ended December 31, 2003 and 2002 and $6,800 with respect to calendar year ended December 31, 2001, and Mr. Metzger in the amount of $6,069 with respect to calendar year ended December 31, 2003; and (ii) the dollar value of any life insurance premiums paid by ECD in the fiscal years ended June 30, 2004, 2003 and 2002 with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Stempel $5,778 and $4,191 (each of 2003 and 2002); Mr. Ovshinsky $0, $2,781 and $5,562; Dr. Ovshinsky $5,562 (all three years); Mrs. Bacon $2,322 (each of 2004 and

     2003) and $2,142. Under the 401(k) Plan, which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants. Effective October 2000, the Board of Directors approved employer matching contribution in the amount of 100% of the first 2% and 50% of the next 4% of each such participant's compensation. These matching contributions were limited to 4% of a participant's salary, up to $200,000, for calendar years 2003 and 2002 and 4% of salary, up to $170,000, for calendar year 2001. Mr. Stempel does not participate in the Company's 401(k) Plan.

(4) See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a description of Class B Common Stock awarded to Mr. Stempel under a Restricted Stock Agreement dated January 15, 1999. All shares of Restricted Stock will be deemed to vest if Mr. Stempel is serving as a director and officer of ECD on September 30, 2005 or upon the occurrence of a change in control of ECD.

(5) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercise of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of our fiscal quarters and coincident with significant issuances of ECD Common Stock. (See Note K of the Notes to Consolidated Financial Statements.)

(6)  Mr. Metzger joined ECD as vice chairman in November 2002.

(7)  Includes expenses of $69,967 for travel and lodging.

(8) The salary reported for fiscal year 2003 is for the eight-month period November 2002 - June 2003 and includes expenses of $6,460 for travel and lodging. Prior to joining ECD as an employee, Mr. Metzger served as a non-employee board member. Accordingly, the salary for 2003 also includes approximately $5,000 in annual director fee for calendar year 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2004.


                                                                     Potential Realizable Value at
                                                                       Assumed Annual Rates of
                                                                      Stock Price Appreciation for
                               Individual Grants                             Option Term(1)
                        -------------------------------------    --------------------------------------
                        Number of    Percent of
                        Securities   Total Options   Exercise
                        Underlying   Granted to      of Base
                        Options      Employees in    Price       Expiration
Name                    Granted (#)  Fiscal Year     ($/Sh)      Date            5%           10%
---------------------   -----------  -------------   ---------   ----------  -----------  -------------

Stanford R. Ovshinsky    66,391(2)      42.65%       $10.12(3)      (4)       $ 422,540     $1,070,801

Iris M. Ovshinsky        44,261(2)      28.44%       $10.12(3)      (4)       $ 281,695     $  713,872

James R. Metzger         25,000         16.06%       $10.06       11/03/13    $ 158,167     $  400,826


------------------
(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of ECD's stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment.

(2) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock.

(3) The exercise price is the weighted average exercise price of the stock options granted in fiscal year 2004.

(4) Twelve months after termination of employment other than voluntary termination.

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

      None of the named executives exercised any stock options during the fiscal year ended June 30, 2004. The following table sets forth the number and value of unexercised options held by the named executive officers at fiscal year end.



                              Shares                     Number of Securities        Value of Unexercised
                             Acquired      Value        Underlying Unexercised       in-the-Money Options
                            on Exercise   Realized    Options at Fiscal Year End      at Fiscal Year End
          Name                  (#)         ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
------------------------    -----------   ---------   --------------------------   -------------------------
Robert C. Stempel(1)             _            _            700,000/44,000              $185,360/$20,640

Stanford R. Ovshinsky(2)         _            _            758,847/44,000              $732,313/$20,640

Iris M. Ovshinsky(3)             _            _            515,399/29,000              $447,516/$12,900

James R. Metzger(4)              _            _             16,000/44,000              $  6,100/$39,150

Nancy M. Bacon(5)                _            _            222,200/30,000              $ 10,320/$15,480

--------------------

(1) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $14.35 and $15.96 per share, respectively.

(2) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $14.34 and $15.96 per share, respectively.

(3) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $13.57 and $16.30 per share, respectively.

(4) Mr. Metzger's exercisable and unexercisable options are exercisable at a weighted average price of $13.90 and $11.10 per share, respectively.

(5) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $15.67 and $15.29 per share, respectively.

                              EMPLOYMENT AGREEMENTS

      On September 2, 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to clearly define his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. In February 1999, the Boards of Directors of ECD and Ovonic Battery renewed each of Mr. Ovshinsky's employment agreements for an additional term ending September 30, 2005. Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases and an annual bonus equal to 1% of our pre-tax income (excluding Ovonic Battery) and 1% of the operating income of Ovonic Battery. Mr. Ovshinsky's annual salary increases are determined based upon increases in the cost of living as determined by the Compensation and Nominating Committee using as a guide the percentage increase in the Consumer Price Index for the Detroit-metropolitan area published by the Bureau of Labor Statistics. In light of ECD's cost-containment measures, Mr. Ovshinsky recommended, and the Compensation and Nominating Committee accepted, that he not receive a salary increase for fiscal year 2004. Additionally, Mr. Ovshinsky and other senior executives of the Company voluntarily reduced their salaries by 10 percent effective September 1, 2003. In recognition and acknowledgement of Mr. Ovshinsky's invaluable contributions, the Compensation and Nominating Committee determined that Mr. Ovshinsky's salary increase in fiscal years 2003 and 2002 should be above the nominal cost-of-living increase.

      Mr. Ovshinsky's employment agreement with Ovonic Battery additionally contains a power of attorney and proxy from ECD providing Mr. Ovshinsky with the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of the agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of our assets; (ii) the approval by our stockholders of any plan or proposal of our liquidation or dissolution; (iii) the consummation of any consolidation or merger of ECD in which we are not the surviving or continuing corporation; (iv) the acquisition by any person of 30% or more of the combined voting power of our then outstanding securities having the right to vote for the election of directors; (v) changes in the constitution of the majority of our Board of Directors; (vi) the holders of our Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in our charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy will be exercised by Dr. Ovshinsky.

      Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options, exercisable at a price of $16,129 per share, to purchase 186 shares (adjusted from a price of $50,000 per share to purchase 60 shares pursuant to the anti-dilution provisions of the option agreement) of Ovonic Battery's common stock, representing approximately 6% of Ovonic Battery's outstanding common stock. The Ovonic Battery stock options vested on a quarterly basis over six years commencing with the quarter beginning October 1, 1993, and are now fully vested.

      In February 1998, our Compensation and Nominating Committee recommended and our Board of Directors approved an Employment Agreement between ECD and Dr. Ovshinsky. The purpose of the Employment Agreement is to clearly define Dr. Ovshinsky's duties and compensation arrangements. The Employment Agreement also provides for ECD to have the benefits of Dr. Ovshinsky's services as a consultant to us following the termination of her active employment for consulting fees equal to 50% of the salary payable to Dr. Ovshinsky at the date of the termination of her active employment. Dr. Ovshinsky has the right to retire at any time during her services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of Dr. Ovshinsky's life.

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

      On January 15, 1999, we entered into an Executive Employment Agreement with Mr. Stempel and a Restricted Stock Agreement awarding Mr. Stempel 430,000 shares of Class B Common Stock. The Executive Employment Agreement provides that Mr. Stempel will serve as our Executive Director for a term ending September 30, 2005. Mr. Stempel was named Chief Executive Officer in February 2004. During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined from time to time. The Executive Employment Agreement also provides for discretionary bonuses based on Mr. Stempel's individual performance and our financial performance. The Executive Employment Agreement also requires us to provide Mr. Stempel with non-wage benefits of the type provided generally by us to our senior executive officers.

      The Executive Employment Agreement permits Mr. Stempel to retire as one of our officers and employees and will permit him to resign his employment at any time in the event he becomes subject to any mental or physical disability which, in the good faith determination of Mr. Stempel, materially impairs his ability to perform his regular duties as our officer. The Executive Employment Agreement permits us to terminate Mr. Stempel's employment upon the occurrence of certain defined events, including the material breach by Mr. Stempel of certain non-competition and confidentiality covenants contained in the Executive Employment Agreement, his conviction of certain criminal acts or his gross dereliction or malfeasance of his duties as one of our officers and employees (other than as a result of his death or mental or physical disability).

      Mr. Stempel's entitlement to compensation and benefits under the Executive Employment Agreement will generally cease effective upon the date of the termination of his employment, except that we will be required to continue to provide Mr. Stempel and his spouse with medical, disability and life insurance coverage for the remainder of their lives or until the date they secure comparable coverage provided by another employer.

Compensation and Nominating Committee Report on Compensation Matters

      Effective July 17, 2003, our management recommended and the Board of Directors approved the restructuring of the Compensation Committee to include the functions of a nominating committee and renaming it the Compensation and Nominating Committee. The

Compensation and Nominating Committee is composed of Mr. McCarthy (Chairman) and Dr. Metz.

      The Compensation and Nominating Committee is responsible for administering the policies which govern both annual compensation of executive officers and our stock option plans. The Compensation and Nominating Committee meets several times during the year to review recommendations from management regarding stock options and compensation. Compensation and stock option recommendations are based upon performance, current compensation, stock option ownership, and years of service to us. We do not have a formal bonus program for executives, although we have awarded bonuses to our executives from time to time.

      The Compensation and Nominating Committee also assists in identifying and recommending qualified individuals to serve on our Board of Directors and proposes a slate of nominees for election at the annual meeting of stockholders.

Compensation of Executive Officers

      The Compensation and Nominating Committee considers our financial position and other factors in determining the compensation of our executive officers. These factors include remaining competitive within the relevant hiring market - whether scientific, managerial or otherwise - so as to enable us to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of our Common Stock, such as by a granting of stock option or similar equity-based compensation, to instill ownership thinking and align the employees' and stockholders' objectives. We have been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

Salary and Bonus
----------------

      Salary is paid for ongoing performance. During our fiscal year 2004, in light of ECD's cost-containment measures, none of our senior executives received a salary increase. We do not have a formal bonus program for executives. There were no bonuses awarded to our executives for the fiscal year ended June 30, 2004.

      In light of our cost-containment initiatives, the salaries of senior executives were reduced by 10 percent effective September 1, 2003.

Stock Options
-------------

      The Compensation and Nominating Committee considers stock options to be an extremely effective incentive for executive officers and other employees. Such options also encourage executives to remain with us because they vest over a period of years. Other than grants to Mr. Ovshinsky, Dr. Ovshinsky and Mr. Metzger pursuant to contractual obligations, there were no stock option grants to our senior executives. The number of stock options granted to Mr. Ovshinsky, Dr. Ovshinsky and Mr. Metzger is described in "Management -- Executive Compensation."

      Our employees and our majority-owned subsidiaries also participate in the broad-based stock option program.

Chief Executive Officer Compensation

      In September 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery. The purpose of these agreements, which provide for the payment to Mr. Ovshinsky of an annual salary of not less than $250,000 by us and by Ovonic Battery, was to clearly define Mr. Ovshinsky's duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. See "Management -- Employment Agreements." Mr. Ovshinsky did not receive a salary increase or a bonus in fiscal year 2004 (as part of its cost-containment initiatives, the Company implemented a salary freeze for all ECD and Ovonic Battery employees), and, along with other senior executives, voluntarily reduced his salary by 10 percent.

      Mr. Stempel was named Chief Executive Officer in February 2004 by the Board of Directors. In January 1999, he entered into an Executive Employment Agreement with ECD, which provides that Mr. Stempel serve as Executive Director for a term ending September 30, 2005. See "Management -- Employment Agreements." Mr. Stempel did not receive a salary increase or a bonus in fiscal year 2004 (as part of its cost-containment initiatives, the Company implemented a salary freeze for all ECD and Ovonic Battery employees), and, along with other senior executives, voluntarily reduced his salary by 10 percent.

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

                                                        Cumulative Total Return
                                   ---------------------------------------------------------------------
                                    6/99        6/00         6/01        6/02        6/03         6/04
                                    ----        ----         ----        ----        ----         ----

ENERGY CONVERSION DEVICES, INC.    100.00      255.35       281.76      157.89       92.98       113.31
NASDAQ STOCK MARKET (U.S.)         100.00      192.65        68.58       58.24       56.04        76.42
RUSSELL 2000                       100.00      114.32       115.07      105.09      103.37       137.86


      The total return with respect to NASDAQ Stock Market - U.S. Index and the Russell 2000 Index assumes that $100 was invested on June 30, 1999, including reinvestment of dividends.

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

                             AUDIT COMMITTEE REPORT

      The Audit Committee is comprised of three directors, all of whom are independent directors as defined under applicable rules of the Nasdaq Stock Market, Inc.

      In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing, and financial reporting practices. The Audit Committee reviews our financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. Our independent registered public accounting firm is responsible for performing an audit in accordance with standards of the United States Public Company Accounting Oversight Board to obtain reasonable assurance that our consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States of America. The recently appointed Director of Risk Management and Internal Audit is responsible to the Audit Committee and the Board for testing the integrity of the financial accounting and reporting control systems and such other matters as the Audit Committee and the Board determine. During fiscal year 2004, the Audit Committee met 11 times with management and our independent registered public accounting firm and discussed the interim financial information contained in each quarterly earnings report prior to public release.

      In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent registered public accounting firm a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Audit Committee also discussed with management and the independent registered public accounting firm the quality and adequacy of our internal controls. The Audit Committee reviewed with our independent registered public accounting firm their audit plans, audit scope, and identification of audit risks.

      The Audit Committee discussed and reviewed with the independent registered public accounting firm all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees," and, with and without management present, discussed and reviewed the results of the independent registered public accounting firm's examination of the consolidated financial statements.

      The Audit Committee reviewed with management and the independent registered public accounting firm our audited financial statements as of and for the fiscal year ended June 30, 2004. Management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management, the internal auditor and the independent registered public accounting firm.

      Based on the above-mentioned reviews and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, for filing with the Securities and Exchange Commission.

                                                AUDIT COMMITTEE
                                                Stanley K. Stynes, Chairman
                                                Walter J. McCarthy Jr.
                                                Florence I. Metz

Item 12:   Security Ownership of Certain Beneficial Owners and Management
-------    and Related Stockholder Matters
           --------------------------------------------------------------

Equity Compensation Plan Information

      The following table sets forth aggregate information regarding grants under all equity compensation plans of ECD as of September 3, 2004.


                                                                                  Number of securities
                                  Number of                                      remaining available for
                                  securities to                                   future issuance under
                                  be issued upon         Weighted-average       equity compensation plans
                                  exercise of            exercise price of        (excluding securities
        Plan category             outstanding options    outstanding options     reflected in 1st column)
------------------------------    -------------------    -------------------    -------------------------

Equity compensation plans
approved by security holders(1)       3,062,343              $16.84                   1,244,735

Equity compensation plans
not approved by security holders      1,070,401(2)(3)        $13.19                    (2)(3)
                                      ---------
Total                                 4,132,744              $15.89                   1,244,735
                                      =========

--------------------

(1) These plans consist of the 1995 Non-Qualified Stock Option Plan and 2000 Non-Qualified Stock Option Plan.

(2) Of the 1,070,401 shares issuable upon exercise, options to acquire 467,890 shares (adjusted as of June 30, 2004) and 302,511 shares (adjusted as of June 30, 2004) were issued to Mr. and Dr. Ovshinsky, respectively, pursuant to Stock Option Agreements dated November 1993 which are subject to periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Under those Stock Option Agreements, if ECD issues any equity securities, other than pursuant to the exercise of options by Mr. and Dr. Ovshinsky under their respective Stock Option Agreements, ECD is obligated to grant to Mr. and Dr. Ovshinsky additional options covering sufficient additional shares of ECD Common Stock so that their respective proportionate equity interest in ECD as of November 1993 is maintained on a fully-diluted basis. Such adjustments are calculated quarterly as of the last day of each of ECD's fiscal quarters and coincident with significant issuances of ECD Common Stock.

(3) Of the 1,070,401 shares issuable upon exercise, options to acquire 300,000 shares were issued to Mr. Robert Stempel pursuant to a Stock Option Agreement dated January 15, 1999. There are no securities available for future issuance under this Stock Option Agreement.

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

      As of September 3, 2004, Mr. Ovshinsky also had the right to vote 126,500 shares of Common Stock owned by Sanoh Industrial Co., Ltd. under the terms of an agreement dated as of November 3, 1992 between ECD and Sanoh which, together with the Class A Common Stock and 19,749 shares of Common Stock Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 18.46% of the combined voting power of our outstanding stock.

      ChevronTexaco has agreed that (i) so long as it beneficially owns an aggregate of 5% of our Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, ChevronTexaco will vote its shares of our Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock).

      The following table sets forth, as of September 3, 2004, information concerning the beneficial ownership of Class A Common Stock by each director and all executive officers and directors of ECD as a group. All shares are owned directly except as otherwise indicated. Under the rules of the Securities and Exchange Commission, Stanford R. Ovshinsky and Iris M. Ovshinsky may each be considered to beneficially own the shares held by the other.


                                                     Total Number    Percentage
      Name of            Class A Common Stock        of Shares           of
  Beneficial Owner     Beneficially Owned(1)(2)  Beneficially Owned     Class
---------------------  ------------------------  ------------------  ----------

Stanford R. Ovshinsky           153,420                153,420          69.8%

Iris M. Ovshinsky                65,601                 65,601          29.8%

All other executive
officers and
directors as a group               -                      -               -
(12 persons)                    -------                -------          ------

Total                           219,021                219,021          99.6%
                                =======                =======          =====

---------

 (1) The balance of the 219,913 shares of Class A Common Stock outstanding, 892 shares, or approximately 0.4%, are owned by other members of Mr. and Dr. Ovshinsky's family. Neither Mr. nor Dr. Ovshinsky has voting or investment power with respect to such shares.

 (2) On November 10, 1995, the Compensation Committee recommended, and the Board of Directors approved, an amendment to Mr. and Dr. Ovshinsky's Stock Option Agreements dated November 18, 1993 (the "Agreements") to permit Mr. and Dr. Ovshinsky to exercise a portion (126,082 and 84,055 shares, respectively) of their existing Common Stock option for Class A Common Stock on the same terms and conditions as provided in the Agreements. The shares of Class A Common Stock issuable upon exercise of the options under the Agreements, as amended, are not included in the number of shares indicated in the above table, but are included in the shares of Common Stock beneficially owned by Mr. and Dr. Ovshinsky (see table of beneficial ownership of Common Stock on page 115).


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

      ChevronTexaco has agreed that (i) so long as it beneficially owns an aggregate of 5% of our Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, ChevronTexaco will vote its shares of our Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock).

                                  COMMON STOCK

      Directors and Executive Officers. The following table sets forth, as of September 3, 2004, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.


                                     Amount and Nature
                                     of Beneficial          Percentage
    Name of Beneficial Owner         Ownership(1)           of Class(2)
--------------------------------     -----------------      -----------

     Robert C. Stempel                 1,191,404  (3)         4.64%
     Stanford R. Ovshinsky             1,051,007  (4)         4.13%
     Iris M. Ovshinsky                   588,509  (5)         2.34%
     Nancy M. Bacon                      247,215  (6)         1.00%
     Hellmut Fritzsche                    30,250  (7)          *
     Stephan W.  Zumsteg                  30,000  (8)          *
     Walter J. McCarthy, Jr.              20,708  (9)          *
     James R. Metzger                     19,974 (10)          *
     Stanley K. Stynes                    19,589 (11)          *
     Florence I. Metz                     17,405 (12)          *
     Umberto Colombo                      15,672 (13)          *
     Robert I. Frey                        1,000               *
     William J. Ketelhut                    -
     Stephen Rabinowitz                     -
                                       ---------
     All executive officers and        3,232,733             11.77%
     directors as a group (14          =========
     persons)

     ---------

    *  Less than 1%.

   (1) Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty days, whether through the exercise of options or warrants or through the conversion of another security.

   (2) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof (see Note (1) above) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

   (3) Includes 430,000 shares of Class B Common Stock and 700,000 shares represented by options exercisable within 60 days.

   (4) Includes 758,847 (adjusted as of June 30, 2004) shares represented by options exercisable within 60 days, the 126,500 shares of Common Stock owned by Sanoh Industrial Co., Ltd. over which Mr. Ovshinsky has voting power and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Dr. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

   (5) Includes 515,399 (adjusted as of June 30, 2004) shares represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the Securities and Exchange Commission, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Mr. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

   (6) Includes 222,200 shares represented by options exercisable within 60 days.

   (7) Includes 20,388 shares represented by options exercisable within 60 days.

   (8) Includes 28,000 shares represented by options exercisable within 60 days.

   (9) Includes 6,000 shares represented by options exercisable within 60 days.

  (10) Includes 16,000 shares represented by options exercisable within 60 days.

  (11) Includes 6,000 shares represented by options exercisable within 60 days.

  (12) Includes 9,000 shares represented by options exercisable within 60 days.

  (13) Includes 11,000 shares represented by options exercisable within 60 days.

      Principal Shareholders. The following table sets forth, as of September 3, 2004, to our knowledge, the beneficial holders of more than 5% of our Common Stock (see footnotes for calculation used to determine "percentage of class" category):


      Name and Address of              Amount and Nature of    Percentage of
       Beneficial Holder               Beneficial Ownership      Class(1)
-------------------------------        --------------------    -------------

 TRMI Holdings Inc.                        4,376,633 (2)          17.39%
 (a unit of ChevronTexaco)
 6001 Bollinger Canyon Road
 San Ramon, California 94583

 FMR Corp.                                 2,719,132 (3)          10.55%
 82 Devonshire Street, E31C
 Boston, Massachusetts 02109

 CCM Master Qualified Fund, Ltd.
 c/o Coghill Capital Management, L.L.C.    1,971,195 (4)           7.82%
 One North Wacker Drive - Suite 4350
 Chicago, Illinois 60606

 Stanford R. and Iris M. Ovshinsky         1,639,516 (5)           6.48% (6)
 Energy Conversion Devices, Inc.
 2956 Waterview Drive
 Rochester Hills, MI 48309

 Heimdall Investments Ltd.                 1,337,792 (7)           5.17%
 c/o HBK Investments L.P.
 300 Crescent Court - Suite 700
 Dallas, Texas 75201

-------------------

    (1) Under the rules and regulations of the Securities and Exchange Commission, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

   (2) Pursuant to the Stock Purchase Agreement dated as of May 1, 2000, TRMI Holdings Inc., a unit of ChevronTexaco, has agreed that (i) so long as it beneficially owns an aggregate of 5% of our Common Stock and (ii) so long as Mr. and Dr. Ovshinsky are the beneficial owners of Class A Common Stock, or Mr. Stempel is the beneficial owner of Class B Common Stock, ChevronTexaco will vote its shares of our Common Stock in accordance with the votes cast by the holders of Class A Common Stock (prior to its conversion) or Class B Common Stock (after conversion of the Class A Common Stock). ChevronTexaco's percentage of class is computed based on 24,523,001 shares of Common Stock outstanding, 219,913 shares of Class A Common Stock outstanding and 430,000 shares of Class B Common Stock outstanding.

   (3) Consists of 1,259,566 outstanding shares of Common Stock and 1,259,566 shares of Common Stock issuable upon exercise of currently exercisable warrants. As of April 12,

         2004, based upon information contained in a Schedule 13G with the Commission, FMR Corp., on behalf of funds managed or advised by subsidiaries of FMR Corp. and affiliates of FMR Corp. have sole power to dispose or to direct the disposition of 2,719,132 shares of our Common Stock. Sole power to vote the shares of Common Stock beneficially owned by FMR Corp. resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Capital Appreciation Fund, an investment company registered under the Investment Company Act of 1940, amounted to 2,519,132 shares or 9.771% of our Common Stock.

   (4) Consists of 1,302,299 outstanding shares of Common Stock and 668,896 shares of Common Stock issuable upon exercise of currently exercisable warrants. Coghill Capital Management, L.L.C. and Clint D. Coghill, through their control of CCM Master Qualified Fund, Ltd., have shared voting and dispositive power over these shares.

   (5) Includes 219,021 shares of Class A Common Stock owned by Mr. and Dr. Ovshinsky (which shares are convertible at any time into Common Stock and will be deemed to be converted into Common Stock on September 30,
         2005), 19,749 shares of Common Stock owned by Mr. and Dr. Ovshinsky, 126,500 shares of Common Stock owned by Sanoh over which Mr. Ovshinsky has voting rights, and 1,274,246 (adjusted as of June 30, 2004) shares represented by options exercisable within 60 days.

   (6) Represents the sum of Mr. and Dr. Ovshinsky's respective ownership interests calculated separately.

   (7) Consists of 1,337,792 shares of Common Stock issuable upon exercise of currently exercisable warrants. HBK Investments L.P. may be deemed to have sole voting power and sole dispositive power over the shares held by Heimdall Investments Ltd. pursuant to an Investment Management Agreement between HBK Investments L.P. and Heimdall Investments Ltd.

Item 13:   Certain Relationships and Related Transactions
-------    ----------------------------------------------

      TRMI (ChevronTexaco). Pursuant to the Stock Purchase Agreement between ECD and TRMI dated as of May 1, 2000, ChevronTexaco, through its TRMI unit, purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, ChevronTexaco received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock). (See Item 12 - Principal Shareholders - for information on TRMI's ECD stock ownership.)

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

      Ovonic Fuel Cell. Effective as of December 31, 2002, ECD purchased the 50% interest of ChevronTexaco Technology Ventures in Texaco Ovonic Fuel Cell Company. The company is now owned 100% by ECD and has been renamed Ovonic Fuel Cell Company. Stanford R. Ovshinsky, a director of ECD, serves as president of Ovonic Fuel Cell Company and, until December 31, 2002, served as a member of the Management Committee of Texaco Ovonic Fuel Cell Company.

      Until December 31, 2002, Robert C. Stempel, a director of ECD, served on the Management Committee of Texaco Ovonic Fuel Cell Company. Greg M. Vesey, a former director of ECD, served on the Management Committee of Texaco Ovonic Fuel Cell Company until December 31, 2002.

      For the years ended June 30, 2003 and 2002, ECD recorded revenues of $4,022,000 and $8,887,000, respectively, from Texaco Ovonic Fuel Cell for product development services. For the period subsequent to December 31, 2002, ECD has not recorded revenues from Ovonic Fuel Cell Company.

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

      For the years ended June 30, 2004, 2003 and 2002, ECD recorded revenues of $10,063,000, $13,651,000 and $18,581,000, respectively, from Texaco Ovonic
Hydrogen Systems, primarily for market development and advanced product development work.

      Cobasys. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD and Ovonic Battery, are members of the Management Committee of Cobasys. Greg M. Vesey, a former director of ECD, is a member of the Management Committee of Cobasys. Ovonic Battery owns 50% of Cobasys.

      For the year ended June 30, 2004, 2003 and 2002, Ovonic Battery recorded revenues of $5,613,000, $12,487,000 and $16,577,000 from Cobasys primarily for advanced product development and market development work.

      Ovonyx. Stanford R. Ovshinsky, a director of ECD, is chairman and a director of Ovonyx. Robert C. Stempel, a director of ECD, is vice chairman and a director of Ovonyx. ECD currently owns 41.7% of Ovonyx.

      ECD recorded revenues from Ovonyx of $150,000, $162,000 and $215,000 for the years ended June 30, 2004, 2003 and 2002, respectively, representing services performed for its operations which commenced on January 15, 1999.

      ECD made a capital contribution of $1,000,000 to Ovonyx in the year ended June 30, 2003 in exchange for technology previously contributed by ECD to Ovonyx and an exclusive royalty-bearing license. ECD also made a $50,000 minimum royalty payment in November 2003.

      Ovonic Media. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Alliance Board of Ovonic Media. ECD has a 49% interest in this joint venture.

      For the years ended June 30, 2003 and 2002, the Company had revenues of $615,000 and $1,923,000, respectively, from Ovonic Media for providing product development services. GE informed ECD that it was suspending additional funding after January 3, 2003.

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

      For the years ended June 30, 2003 and 2002, the Company recorded revenues from United Solar Ovonic LLC of $6,267,000 and $10,121,000, respectively, for product sales.

      Southwall. Robert C. Stempel, a director of ECD, was a member of the Board of Directors of Southwall until September 2004.

      For the years ended June 30, 2003 and 2002, the Company had revenues of $223,000 and $9,000, respectively, from Southwall under a contract to build large-area deposition equipment. The completed equipment was shipped to Southwall in July 2000.

      Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $200,012 in salary during the year ended June 30, 2004.

      Benjamin Ovshinsky, Stanford R. Ovshinsky's son, is employed by ECD as its business representative for Western United States. He received compensation of $85,009 during the year ended June 30, 2004.

      HKO Media, Inc., owned by Harvey Ovshinsky, Stanford R. Ovshinsky's son, performed video production services on behalf of ECD. HKO Media, Inc. was paid $79,536 by ECD for its services during the fiscal year ended June 30, 2004.

Item 14:  Principal Accountant Fees and Services
-------   --------------------------------------

      The following table presents aggregate fees for professional audit services rendered by Grant Thornton LLP, our Independent Registered Public Accounting Firm, for the fiscal year ended June 30, 2004 and Deloitte & Touche LLP ("Deloitte"), our former Independent Registered Public Accounting Firm, for the fiscal year ended June 30, 2003, and fees billed for other services rendered by Grant Thornton and Deloitte during those periods.

                                        2004            2003
                                     -----------     -----------

        Audit Fees(1)                 $ 677,000       $  953,000
        Audit-Related Fees(2)            52,000           67,000
        Tax Fees(3)                        -              45,000
        All Other Fees(4)                31,000           26,000
                                      ---------       ----------
        Total Fees                    $ 760,000       $1,091,000
                                      =========       ==========

----------------------

      (1) Audit Fees -- These are fees for professional services performed by Grant Thornton and Deloitte for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

      (2) Audit-Related Fees -- These are fees for the assurance and related services performed by Grant Thornton and Deloitte that are reasonably related to the performance of the audit or review of our financial statements.

      (3) Tax Fees -- These are fees for professional services performed by Grant Thornton and Deloitte with respect to tax compliance, tax advice and tax planning.

      (4) All Other Fees -- These are fees for permissible work performed by Grant Thornton and Deloitte that does not meet the above categories. For 2003, this consists of consulting services for improving efficiency of our procurement process by Deloitte. For 2004, this consists of consulting services for improving controls by Grant Thornton.

      During fiscal year 2004, the Audit Committee approved all audit and non-audit services provided to us by Grant Thornton prior to management engaging Grant Thornton for that purpose. The Committee's current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by our independent registered public accounting firm for the fiscal year. In accordance with the Committee's current policy, additional fees related to audit services proposed to be provided within the scope of the approved engagement may be approved by management, so long as the fees for such additional services are consistent with historical experience, and are reported to the Audit Committee at the next regularly scheduled Committee meeting. Additional fees for other proposed audit related or non-audit services (not within the scope of the approved engagement) may be considered and, if appropriate, approved by the Chairman of the Audit Committee if such additional fees constitute five percent or less of the approved budget, otherwise the Audit Committee must approve all additional audit related and non-audit services to be performed by the independent auditor. The Audit Committee has considered that the provision of non-audit services rendered by Grant Thornton and Deloitte was compatible with maintaining Grant Thornton's and Deloitte's independence.

      The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve the engagement of the independent registered public accounting firm when the entire Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

                                     PART IV

Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------    ---------------------------------------------------------------

 (a)  1.  Financial Statements:
                                                                          Page
                                                                         ------
             The following is included in Part II, Item 8:

             Reports of Independent Registered Public Accounting Firms....44-45


      2.  Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts.............127

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

      3.  Exhibits (including those incorporated by reference)

                                                                        Page or
                                                                       Reference
                                                                       ---------

      3.1   Restated Certificate of Incorporation filed September 29,
            1967                                                          (a)

      3.2   Certificate of Amendment to Certificate of Incorporation      (b)
            filed March 25, 1999 extending voting rights of the Company's Class A Common Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common
            Stock

      3.3   Certificate of Amendment to Certificate of Incorporation      (c)
            filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000

      3.4   Bylaws in effect as of July 17, 1997                          (d)

      3.5   Amendment to Article II of the Bylaws effective as of         (e)
            January 29, 2004

      3.6   Amendment to Article VIII of the Bylaws effective as of       (f)
            April 20, 2004

      3.7   Amendment to Article XV of the Bylaws effective as of         (g)
            April 20, 2004

      4.1   Agreement among the Company, Stanford R. Ovshinsky and        (h)
            Iris M. Ovshinsky relating to the automatic conversion of Class A Common Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

   10.1  Executive Employment Agreement dated as of September 2,          (i)
         1993 between the Company, Ovonic Battery Company, Inc. and
         Stanford R. Ovshinsky

   10.2  Executive Employment Agreement dated as of September 2,          (j)
         1993 between the Company and Stanford R. Ovshinsky

   10.3  Stock Option Agreement by and between Ovonic Battery             (k)
         Company, Inc. and Stanford R. Ovshinsky dated as of
         November 18, 1993

   10.4  Stock Option Agreement by and between the Company and            (l)
         Stanford R. Ovshinsky dated as of November 18, 1993

   10.5  Stock Option Agreement by and between the Company and Iris       (m)
         M. Ovshinsky dated as of November 18, 1993

   10.6  Energy Conversion Devices, Inc. 1995 Non-Qualified Stock         (n)
         Option Plan

   10.7  Energy Conversion Devices, Inc. 2000 Non-Qualified Stock         (o)
         Option Plan

   10.8  Executive Employment Agreement dated as of February 19,          (p)
         1998 between the Company and Iris M. Ovshinsky

   10.9  Executive Employment Agreement, Restricted Stock Agreement       (q)
         and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel

  10.10  Limited Liability Agreement of Texaco Ovonic Hydrogen            (r)
         Systems LLC dated as of October 31, 2000 by and between Texaco Energy Systems Inc. and Energy Conversion Devices,
         Inc.

  10.11  Amended and Restated Operating Agreement of Cobasys LLC          (s)
         (f/k/a Texaco Ovonic Battery Systems LLC) dated as of July
         17, 2001 by and between Texaco Energy Systems Inc. and
         Ovonic Battery Company, Inc.

  10.12  Purchase, Sale and Termination Agreement by and between          (t)
         Bekaert Corporation, N.V. Bekaert S.A., and Energy
         Conversion Devices, Inc. dated May 14, 2003

   21.1  List of all direct and indirect subsidiaries of the Company      130

   23.1  Consent of Independent Registered Public Accounting Firm,        131
         Grant Thornton LLP

   23.2  Consent of Independent Registered Public Accounting Firm,        132
         Deloitte & Touche LLP

   31.1  Certificate of Chief Executive Officer Pursuant to Section       133
         302 of the Sarbanes-Oxley Act of 2002

   31.2  Certificate of Chief Financial Officer Pursuant to Section       134
         302 of the Sarbanes-Oxley Act of 2002

   32    Certifications of Chief Executive Officer and Chief              135
         Financial Officer Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      Notes to Exhibit List
      ---------------------

(a) Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.

(b) Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

(c) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(d) Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(e) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference.

(f) Filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(g) Filed as Exhibit 3.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended, and incorporated herein by reference.

(h) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

(i) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(j) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(k) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(l) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(m) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

(n) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(o) Filed as Exhibit A to the Company's Proxy Notice and Statement dated January 19, 2001.

(p) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(q) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

(r) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(s) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(t) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 29, 2003.


 (b) Reports on Form 8-K

      On May 17, 2004, we filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing our financial results for the quarter ended March 31, 2004.

                      Schedule II - Valuation and Qualifying Accounts


                                                                   Additions
                                                          --------------------------
                                          Balance at      Charged to     Charged to
                                          Beginning of    Costs and         Other                        Balance at End
 Description                              Period          Expenses        Accounts      Deductions          of Period
========================================  ==============  ==========================   ============      ===============

Allowance for Uncollectible Accounts:
   Year Ended June 30, 2004               $  265,000      $   93,093   $               $   (84,093)***    $   274,000
   Year Ended June 30, 2003                  563,000          23,000     127,000*         (448,000)***        265,000
   Year Ended June 30, 2002                  583,000          28,000                       (48,000)***        563,000


Reserve for Losses on Government
Contracts:
   Year Ended June 30, 2004               $1,681,636      $  165,000                   $                 $  1,846,636
   Year Ended June 30, 2003                1,400,000         281,636                                        1,681,636
   Year Ended June 30, 2002                1,650,000                                      (250,000)**       1,400,000


Reserve for Warranty:
   Year Ended June 30, 2004               $2,990,661      $            $               $(1,044,727)      $  1,945,934
   Year Ended June 30, 2003                2,489,024       1,212,949     728,503*       (1,439,815)         2,990,661
   Year Ended June 30, 2002                  978,895       1,510,129                                        2,489,024

-------------------------------------

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

                                  ENERGY CONVERSION DEVICES, INC.



September 13, 2004                By: /s/ Robert C. Stempel
                                      ------------------------------------------
                                      Robert C. Stempel,
                                      Chairman and Chief Executive Officer



/s/ Robert C. Stempel       Chairman of the Board, Chief      September 13, 2004
----------------------      Executive Officer and Director
Robert C. Stempel           (Principal Executive Officer)



/s/ Stephan W. Zumsteg      Vice President and Chief          September 13, 2004
----------------------      Financial Officer (Principal
Stephan W. Zumsteg          Financial and Accounting Officer)



/s/ Stanford R. Ovshinsky   President, Chief Technology       September 13, 2004
-------------------------   Officer and Director
Stanford R. Ovshinsky



/s/ Umberto Colombo         Director                          September 13, 2004
-------------------------
Umberto Colombo



/s/ Robert I. Frey          Director                          September 13, 2004
-------------------------
Robert I. Frey



/s/ William J. Ketelhut     Director                          September 13, 2004
-------------------------
William J. Ketelhut



/s/ Walter J. McCarthy, Jr. Director                          September 13, 2004
------------------------
Walter J. McCarthy, Jr.

/s/ Florence I. Metz        Director                          September 13, 2004
-------------------------
Florence I. Metz



/s/ Iris M. Ovshinsky       Director                          September 13, 2004
-------------------------
Iris M. Ovshinsky



/s/ Stephen Rabinowitz      Director                          September 13, 2004
-------------------------
Stephen Rabinowitz



/s/ Stanley K. Stynes       Director                          September 13, 2004
-------------------------
Stanley K. Stynes