Form 10-Q
period 2004-09-30
ENERGY CONVERSION DEVICES INC
filed 2004-11-09
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended          SEPTEMBER 30, 2004
                     ----------------------------------------------------------
                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                       Commission file number   1-8403
                                              ----------

                         ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     38-1749884
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

                           Yes  X              No
                               ---                ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes  X              No
                               ---                ----

     As of November 5, 2004, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 24,669,190 shares of ECD's Common Stock outstanding.


                               Page 1 of 38 Pages

                      ENERGY CONVERSION DEVICES AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------
    Item 1.  Financial Statements...........................................3
      Consolidated Statements of Operations.................................3
      Consolidated Balance Sheets - Assets..................................4
      Consolidated Balance Sheets - Liabilities and Stockholders' Equity....5
      Consolidated Statements of Cash Flows.................................6
      Note A - Summary of Accounting Policies...............................8
      Note B - Financings..................................................12
      Note C - Accounts Receivable.........................................14
      Note D - Inventories.................................................15
      Note E - Joint Ventures and Investments..............................16
      Note F - Liabilities.................................................21
      Note G - Nonrefundable Advance Royalties.............................22
      Note H - Product Sales, Royalties, Revenues From Product Development
               Agreements and License and Other Agreements.................22
      Note I - Business Segments...........................................24
      Note J - Other Comprehensive Income (Loss)...........................26

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................27
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....35
    Item 4.  Controls and Procedures.......................................35

PART II - OTHER INFORMATION
---------------------------
    Item 1.  Legal Proceedings.............................................37
    Item 6.  Exhibits and Reports on Form 8-K..............................37

SIGNATURES.................................................................38

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

Item 1.   Financial Statements
------    --------------------

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                        2004           2003
                                                    ------------   ------------
REVENUES
   Product sales                                    $ 14,071,277   $  6,698,696
   Product sales to related parties                       33,789          2,422
                                                    ------------   ------------
      Total product sales                             14,105,066      6,701,118
   Royalties                                           1,577,813        458,953
   Royalties - related party                               1,160            546
                                                    ------------   ------------
      Total royalties                                  1,578,973        459,499
   Revenues from product development agreements        2,794,449      2,971,795
   Revenues from product development agreements
     with related parties                              3,117,614      3,866,869
                                                    ------------   ------------
       Total revenues from product development
         agreements                                    5,912,063      6,838,664
   Revenues from license and other agreements            238,095         50,000
   Other revenues                                        199,256         81,616
   Other revenues from related parties                   118,337         74,238
                                                    ------------   ------------
       Total other revenues                              317,593        155,854
                                                    ------------   ------------
              TOTAL REVENUES                          22,151,790     14,205,135

EXPENSES
   Cost of product sales                              13,769,321      8,969,266
   Cost of revenues from product development
     agreements                                        5,611,184      6,123,616
   Product development and research                    6,047,946      7,800,123
   Patent defense (net)                                  173,088      2,110,980
   Patents                                               536,084        520,389
   Selling, general and administrative (net)           2,512,873      3,093,506
                                                    ------------   ------------
              TOTAL EXPENSES                          28,650,496     28,617,880
                                                    ------------   ------------
LOSS FROM OPERATIONS                                  (6,498,706)   (14,412,745)
OTHER INCOME (EXPENSE):
   Interest income                                        77,178        316,141
   Interest expense                                     (236,427)      (242,688)
   Equity in losses of joint ventures                     -            (244,382)
   Distribution from joint venture                     8,000,000         -
   Gain on sales of investments                           -             309,150
   Other nonoperating income (expense)                     5,907         (7,059)
                                                    ------------   ------------
              TOTAL OTHER INCOME                       7,846,658        131,162
                                                    ------------   ------------
NET INCOME (LOSS)                                   $  1,347,952   $(14,281,583)
                                                    ============   ============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE       $        .05   $       (.65)
                                                    ============   ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                           ASSETS
                                           ------

                                                         September 30,     June 30,
                                                             2004            2004
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash, including cash equivalents of $23,456,000
    at September 30, 2004 (of which $1,000,000 is
    restricted) and $13,074,000 at  June 30, 2004
    (of which $1,150,000 is restricted)                  $ 24,043,456    $ 13,826,537
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $307,000 at September 30, 2004 and $274,000
    at June 30, 2004)                                      12,512,977      12,730,100
  Accounts receivable due from related parties              1,384,709       2,180,069
  Inventories                                              12,238,679      13,651,715
  Other                                                     1,667,751       1,264,364
                                                         ------------    ------------
      TOTAL CURRENT ASSETS                                 51,847,572      43,652,785

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                  267,000         267,000
  Buildings and improvements                               15,158,175      15,191,642
  Machinery and other equipment (including construction
    in progress of approximately $4,000 at
    September 30, 2004 and $2,000 at June 30, 2004)        75,877,909      75,776,192
  Capitalized lease equipment                              10,000,000      10,000,000
                                                         ------------    ------------
                                                          101,303,084     101,234,834
  Less accumulated depreciation and amortization          (36,998,554)    (35,288,928)
                                                         ------------    ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                  64,304,530      65,945,906

Investment in Rare Earth Ovonic-China                       1,710,000       1,710,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
  Ovonyx                                                       -               -
  Cobasys                                                      -               -
  Texaco Ovonic Hydrogen Systems                               -               -
  Ovonic Media                                                 -               -
OTHER ASSETS                                                1,958,938       2,003,084
                                                         ------------    ------------
      TOTAL ASSETS                                       $119,821,040    $113,311,775
                                                         ============    ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                                         September 30,     June 30,
                                                             2004            2004
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $ 11,342,583    $ 12,937,175
  Salaries, wages and amounts withheld from employees       3,647,396       4,766,215
  Deferred revenues under business agreements                  35,301         966,596
  Current portion of deferred patent license fee              952,380          -
  Current installments on long-term liabilities               341,944         333,368
                                                         ------------    ------------
      TOTAL CURRENT LIABILITIES                            16,319,604      19,003,354

LONG-TERM LIABILITIES                                      10,155,159      10,160,791

LONG-TERM DEFERRED PATENT LICENSE FEE                       8,809,525          -

NONREFUNDABLE ADVANCE ROYALTIES                             1,857,193       2,992,562
                                                         ------------    ------------
      TOTAL LIABILITIES                                    37,141,481      32,156,707

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares                   2,199           2,199
    Class B Convertible Common Stock,
      par value $0.01 per share:
        Authorized, issued and outstanding - 430,000 shares     4,300           4,300
    Common Stock, par value $0.01 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 24,524,101 shares at
          September 30, 2004 and 24,523,001 shares at
          June 30, 2004                                       245,241         245,230
  Additional paid-in capital                              417,340,094     417,313,665
  Accumulated deficit                                    (334,465,833)   (335,813,785)
  Accumulated other comprehensive income                      230,248         250,399
  Unearned compensation on Class B Convertible
    Common Stock                                             (676,690)       (846,940)
                                                         ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                           82,679,559      81,155,068
                                                         ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $119,821,040    $113,311,775
                                                         ============    ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                        (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    2004             2003
                                                                ------------     ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $  1,347,952     $(14,281,583)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                               2,036,011        2,027,358
       Amortization of premium/discount on investments                -                70,794
       Equity in losses of joint ventures                             -               244,382
       Change in nonrefundable advance royalties                  (1,135,369)          (8,525)
       Stock and stock options issued for services rendered          185,250          188,400
       Gain on sales of investments                                   -              (309,150)
       Loss on sale of equipment                                       6,898            7,699
       Retirement liability                                           83,136           76,758

   Changes in working capital:
     Accounts receivable                                             217,123        1,078,672
     Accounts and note receivable due from related parties           795,360        1,488,657
     Inventories                                                   1,413,036       (2,350,855)
     Other assets                                                   (359,241)      (1,200,700)
     Current portion of deferred nonrefundable patent license fee    952,380           -
     Accounts payable and accrued expenses                        (2,713,411)      (3,634,995)
     Deferred revenues under business agreements                    (931,295)      (1,717,660)

   Deferred nonrefundable patent license fee                       8,809,525           -
                                                                ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         10,707,355      (18,320,748)
                                                                ------------     ------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                     (403,538)        (560,078)
     Sales of investments                                             -            21,546,402
     Proceeds from sale of property, plant and equipment               2,005          108,986
                                                                ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (401,533)      21,095,310
                                                                ------------     ------------

FINANCING ACTIVITIES:
     Principal payments under short-term and long-term
      debt obligations and capitalized lease obligations             (80,192)         (48,964)
     Proceeds from exercise of stock options                          11,440           24,451
                                                                ------------     ------------
NET CASH (USED IN) FINANCING ACTIVITIES                              (68,752)         (24,513)
                                                                ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                  (20,151)         (52,586)

NET INCREASE IN CASH AND CASH EQUIVALENTS                         10,216,919        2,697,463

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  13,826,537        8,567,261
                                                                ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 24,043,456     $ 11,264,724
                                                                ============     ============

See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                         (Unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                             2004            2003
                                                         ------------    ------------
   SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:

         Cash paid for interest                          $   236,427     $   242,688

         Noncash transactions:

            Short-term and long-term note receivable -
                United Solar Ovonic LLC                       -              184,128

            Short-term and long-term note payable -
                Canon                                         -             (184,128)
















See notes to consolidated financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and needs additional working capital. On August 12, 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Management believes that funds generated from operations; new business agreements; equity financing, including the exercise of Common Stock purchase warrants and exercise of stock options; debt financing; new government contracts and the cost-containment initiatives (see Note B of Notes to Consolidated Financial Statements), together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

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

Financial Statement Presentation, Principles of Consolidation and
Equity Accounting
-----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as "United Solar Ovonic") and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

shareholders. The Company has a number of strategic alliances and has four major investments accounted for using the equity method: (i) Cobasys LLC (formerly known as Texaco Ovonic Battery Systems LLC), a joint venture between Ovonic Battery and ChevronTexaco Technology Ventures LLC (CTTV), a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture; (ii) Texaco Ovonic Hydrogen Systems LLC, a joint venture between ECD and CTTV, each having 50% interest in the joint venture; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors; and (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. See Note E of Notes to Consolidated Financial Statements for discussions of all of the Company's ventures.

      At September 30, 2004 and at June 30, 2004, the Company's investments in Cobasys, Ovonyx, Texaco Ovonic Hydrogen Systems and Ovonic Media are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

     Intellectual property, including patents, resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

     While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund certain of its joint ventures (see Note E of Notes to Consolidated Financial Statements).

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

     The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                       Three Months Ended
                                                           September 30,
                                                       2004            2003
                                                   ------------    ------------
Gross Expenses                                     $ 5,922,000     $ 7,413,000
Less - allocations to product development
         and research                               (2,594,000)     (2,816,000)
     - allocations to cost of revenues from
         product development agreements               (815,000)     (1,503,000)
                                                   -----------     -----------
Remaining Expenses                                 $ 2,513,000     $ 3,094,000
                                                   ===========     ===========

Distribution from Joint Venture
-------------------------------

     In July 2004, Cobasys made an $8,000,000 special distribution to each of Ovonic Battery and CTTV for partial reimbursement of legal expenses paid on behalf of Cobasys for litigation with Matsushita Electric Industrial Co. Ltd.
(MEI) and related companies (see Note B of Notes to Consolidated Financial Statements).

Stock-Based Compensation
------------------------

     ECD applies APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share for the periods ended September 30, 2004 and 2003 would have changed as follows:

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       2004            2003
                                                   ------------    ------------
 Net Income (Loss), as reported                    $  1,347,952    $(14,281,583)

 Less:
  Total stock-based compensation expense determined
    under fair value based method, net of tax           376,739       1,108,830
                                                   ------------    ------------
 Pro-forma net income (loss)                       $    971,213    $(15,390,413)
                                                   ============    ============
 Income (Loss) per share:
   Basic and Diluted - as reported                 $        .05    $       (.65)
                                                   ============    ============
   Basic and Diluted - pro forma                   $        .04    $       (.70)
                                                   ============    ============

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

     Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months ended September 30 are computed as follows:

                                                       2004            2003
                                                   ------------    ------------
Weighted average number of shares outstanding:
   - for basic net income (loss) per share          25,173,150       21,902,459
   - for diluted net income (loss) per share        25,425,464       21,902,459

Net income (loss)                                 $  1,347,952    $ (14,281,583)

BASIC NET INCOME (LOSS) PER SHARE                 $       0.05    $        (.65)

DILUTED NET INCOME (LOSS) PER SHARE               $       0.05    $        (.65)


     Due to the Company's net loss, the 2003 weighted average shares of potential dilutive securities of 5,343 were excluded from the calculations of diluted income (loss) per share, as inclusion of these securities would have been antidilutive to the net income (loss) per share. Additional securities of 2,543,767 and 2,019,241, respectively, were excluded from the 2004 and 2003 calculations of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net income or loss.

                     ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Recent Pronouncements
---------------------

     In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," effective for impairment evaluations in reporting periods beginning after June 15, 2004. EITF 03-1 includes application guidance to determine whether an investment, including a cost-method investment, is considered impaired; whether that impairment is other-than-temporary; and, the measurement of an impairment loss. The Company implemented this EITF on July 1, 2004.

     In March 2004, the FASB ratified the consensus reached on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128," effective for fiscal periods beginning after the date of Board ratification. EITF 03-6 requires the inclusion of certain participating securities in the computation of earnings per share. The Company implemented this EITF on July 1, 2004.

     The adoption of these two EITFs did not have an effect on the Company's consolidated financial position or results of operations.

NOTE B - Financings
-------------------

Restructuring
-------------

     On August 12, 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to transition from a research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal of moving the Company into a position of having sustained profitability by July 2006.

     The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

     The core commercial businesses on which the Company is focusing are United Solar Ovonic, Cobasys and Ovonyx.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE B - Financings (Continued)
-------------------------------

Settlement Agreement
--------------------

     On July 7, 2004, ECD announced that it and Cobasys have entered into a settlement agreement with MEI, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

     As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,095 as revenues from license and other agreements in the three months ended September 30, 2004 in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys made an $8 million distribution each to Ovonic Battery and CTTV representing a partial reimbursement of legal expenses in the three months ended September 30, 2004. The Company recorded this $8 million as a distribution from joint venture in the three months ended September 30, 2004.

General
-------

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

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable
----------------------------

                                                   September 30,       June 30,
                                                       2004              2004
                                                   ------------     ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
        subsequent month
          Commercial customers                     $   402,639      $    -
      Amounts billed to customers
          Commercial customers                         507,649          505,008
                                                   -----------      -----------
               Sub-total                               910,288          505,008

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in the
        subsequent month
          U.S. Government                               90,246          369,322
          Commercial customers                          88,402          102,638
                                                   -----------      -----------
                                                       178,648          471,960
      Amounts billed
          U.S. Government                              454,186        1,229,432
                                                   -----------      -----------
               Sub-total                               632,834        1,701,392

Amounts unbilled for other than long-term contracts
          Commercial customers                       1,300,968        1,762,282

Amounts billed for other than long-term contracts
          U.S. Government                               49,945          145,936
          Commercial customers                       9,925,942        8,889,482
                                                   -----------      -----------
               Sub-total                             9,975,887        9,035,418

Allowance for uncollectible accounts                  (307,000)        (274,000)
                                                   -----------      -----------
               TOTAL                               $12,512,977      $12,730,100
                                                   ===========      ===========

     Certain contracts with the U.S. Government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,447 are included in long-term other assets at September 30, 2004 and at June 30, 2004. Most U.S. Government contracts remain subject to audit.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                  September 30,     June 30,
                                                      2004            2004
                                                  ------------    ------------
  Amounts earned which are billed in the
    subsequent month on long-term contracts
      ChevronTexaco Technology Ventures           $     2,051     $    38,875
      Cobasys                                          48,148         623,551
      Texaco Ovonic Hydrogen Systems                  736,823       1,329,194
                                                  -----------     -----------
            Sub-total                                 787,022       1,991,620

  Amounts billed
      Cobasys                                         492,990           7,393
  Other unbilled
      Ovonyx                                           23,701          17,237
  Other billed
      ChevronTexaco Technology Ventures                39,256         121,376
      Ovonyx                                           40,140          16,850
      Cobasys                                           1,600           -
      Texaco Ovonic Hydrogen Systems                    -              25,593
                                                  -----------     -----------
            Sub-total                                  80,996         163,819
                                                  -----------     -----------
            TOTAL                                 $ 1,384,709     $ 2,180,069
                                                  ===========     ===========

NOTE D - Inventories
--------------------

     Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials and battery packs are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

     Inventories for United Solar Ovonic and Ovonic Battery are as follows:

                               September 30,      June 30,
                                   2004             2004
                               ------------     ------------
        Finished products      $  2,010,482     $  3,511,730
        Work in process           3,222,138        4,060,923
        Raw materials             7,006,059        6,079,062
                               ------------     ------------
                               $ 12,238,679     $ 13,651,715
                               ============     ============

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

Cobasys (formerly Texaco Ovonic Battery Systems)

     In July 2001, Ovonic Battery and CTTV, a unit of ChevronTexaco, formed a strategic alliance named Texaco Ovonic Battery Systems LLC (renamed Cobasys LLC in March 2004). ChevronTexaco will invest up to $178,000,000 ($144,000,000 of which has been received as of September 30, 2004) in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by CTTV.

     The Company recorded revenues from Cobasys of $475,000 and $1,417,000 for the three months ended September 30, 2004 and 2003, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work). The Company recorded revenues of $34,000 and $2,000 for the three months ended September 30, 2004 and 2003, respectively, for products sold to Cobasys.

     The Company also recorded revenues from Cobasys of $45,000 for both the three months ended September 30, 2004 and 2003 for rent of a portion of one of the Company's facilities.

      The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

                               COBASYS LLC AND SUBSIDIARY

                                STATEMENTS OF OPERATIONS
                                ------------------------
                                      (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                   2004              2003
                                               ------------      ------------
   Revenue
      Product and prototype revenues           $   218,054      $   186,974
      Contract research revenue                     56,589          327,062
      Licensing revenue                            491,667            -
                                               -----------      -----------
         Total Revenue                             766,310          514,036

   Expenses
      Cost of product and prototype revenues     1,338,101        1,615,505
      Research and development costs             2,572,940        3,287,847
      Sales and marketing costs                    649,544          769,241
      General and administrative costs           1,436,665          939,942
      Depreciation and amortization                719,919          672,373
                                               -----------      -----------
         Total Expenses                          6,717,169        7,284,908
                                               -----------      -----------
   Net Loss                                    $(5,950,859)     $(6,770,872)
                                               ===========      ===========

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                                 COBASYS LLC AND SUBSIDIARY

                                       BALANCE SHEETS
                                       --------------

                                                    September 30,    June 30,
                                                        2004           2004
                                                    ------------   ------------
                                                    (Unaudited)
Assets
 Current Assets:
    Cash and cash equivalents ($3,004,557 of which
       is restricted as of September 30, 2004)      $  4,923,132   $  1,305,873
    Accounts receivable                                1,182,878        769,444
    Inventories                                        4,024,549      3,825,704
    Prepaid expenses                                      79,640         50,740
                                                    ------------   ------------
       Total Current Assets                           10,210,199      5,951,761
 Net Property and Equipment                           30,266,807     28,091,071
 Other Assets:
    Cash surrender value of life insurance               482,140        316,302
                                                    ------------   ------------
       Total Assets                                 $ 40,959,146   $ 34,359,134
                                                    ============   ============
Liabilities and Members' Capital
 Current Liabilities:
    Accounts payable                                $  1,745,404   $  1,424,092
    Accounts payable, related party                       55,000      1,300,175
    Accrued expenses                                   2,085,587      1,453,034
    Deferred revenues                                  1,904,762        166,145
                                                    ------------   ------------
       Total Current Liabilities                       5,790,753      4,343,446

    Deferred revenue - noncurrent                     17,603,571          -

 Members' Capital:
    Members' interest                                127,585,464    134,085,471
    Loss accumulated during the development stage   (110,020,642)  (104,069,783)
                                                    ------------   ------------
       Total Members' Capital                         17,564,822     30,015,688
                                                    ------------   ------------
       Total Liabilities and Members' Capital       $ 40,959,146   $ 34,359,134
                                                    ============   ============

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

     ECD recorded revenues from Ovonyx of $63,000 and $37,000, respectively, for the three months ended September 30, 2004 and 2003 representing services provided to this joint venture.

Texaco Ovonic Hydrogen Systems

     In October 2000, ECD and CTTV, a unit of ChevronTexaco, formed Texaco Ovonic Hydrogen Systems. As of September 30, 2004, ChevronTexaco has funded $62,398,000 for initial product and market development, the primary use of which is to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic solid hydrogen storage technology. Funding may be cancelled if mutually agreed-upon milestones are not satisfied. At its meeting on June 30, 2004, the Management Committee of Texaco Ovonic Hydrogen Systems did not approve the accomplishment of three of the joint venture's milestones. The Management Committee will review and determine the satisfaction of these milestones at a future meeting. The joint venture is owned 50% by CTTV and 50% by ECD. ECD has contributed intellectual property and licenses.

     The following sets forth certain financial data regarding Texaco Ovonic Hydrogen Systems that are derived from its financial statements.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                             TEXACO OVONIC HYDROGEN SYSTEMS LLC

                                  STATEMENTS OF OPERATIONS
                                  ------------------------
                                        (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                      2004            2003
                                                  ------------    ------------
Revenues
  Other Income                                    $     4,671     $     2,455
  Prototype Sales                                      49,252          -
                                                  -----------     -----------
     Total Revenues                                    53,923           2,455

Expenses
  Product Development - Paid or Payable to ECD      2,642,830       2,516,977
  Product Development - Paid or Payable to
     ChevronTexaco                                    247,210         275,974
  Depreciation Expense                                635,632         611,134
                                                  -----------     -----------
       Total Expenses                               3,525,672       3,404,085
                                                  -----------     -----------
Net Loss                                          $(3,471,749)    $(3,401,630)
                                                  ===========     ===========


                             TEXACO OVONIC HYDROGEN SYSTEMS LLC

                                       BALANCE SHEETS
                                       --------------
                                        (Unaudited)

                                                  September 30,     June 30,
                                                      2004            2004
                                                  ------------    ------------
Current Assets:
   Cash and Equivalents                           $   275,350     $ 1,222,639
   Accounts Receivable                                 43,131          33,639
                                                  -----------     -----------
      Total Current Assets                            318,481       1,256,278
Property, Plant and Equipment                       9,879,612       9,879,612
Less Accumulated Depreciation                      (5,678,344)     (5,042,712)
                                                  -----------     -----------
      Net Property, Plant and Equipment             4,201,268       4,836,900
                                                  -----------     -----------
         Total Assets                             $ 4,519,749     $ 6,093,178
                                                  ===========     ===========

Current Liabilities:
   Amount Due to Related Parties, Net             $   736,823     $ 1,278,475
   Accounts Payable                                    25,592          31,109
   Deferred Revenue                                    10,746          15,257
                                                  -----------     -----------
      Total Current Liabilities                       773,161       1,324,841
Noncurrent Liabilities
   Deferred Revenue                                   112,000         112,000

Members' Equity                                     3,634,588       4,656,337
                                                  -----------     -----------
         Total Liabilities and Members' Equity    $ 4,519,749     $ 6,093,178
                                                  ===========     ===========

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

     During the three months ended September 30, 2004 and 2003, the Company recorded revenues of $2,643,000 and $2,450,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

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

     GE informed ECD that additional funding after January 3, 2003 was suspended. GE and ECD have been discussing as how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are seeking to secure a partner that is a leader in the storage media industry to facilitate the commercialization and funding of our technology. In the interim, ECD is directly funding continued product development activities for this technology at a reduced level.

Investments in Rare Earth Ovonic

     During the year ended June 30, 2000, ECD and Ovonic Battery signed an agreement with Rare Earth High-Tech of Inner Mongolia, China. The agreement called for the creation of joint ventures for manufacturing and licensing of advanced NiMH battery technology, alloy powders, advanced Ovonic nickel hydroxide materials and production equipment, all for certain battery applications for NiMH batteries. As of September 30, 2004, three of the contemplated five joint ventures have been formed. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

     Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of September 30, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

     The Company recorded revenues from Rare Earth Ovonic of $1,070,000 and $1,730,000 for the three months ended September 30, 2004 and 2003, respectively.

NOTE F - Liabilities
--------------------

Warranty Liability
------------------

     The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2004 and 2003:

                                                 Three Months Ended
                                                    September 30,
                                               2004             2003
                                          ---------------  --------------
Liability beginning of the period          $ 1,945,934      $ 2,990,661

Amounts accrued for as warranty costs           65,633          102,464

Warranty claims                               (251,722)          -
                                           -----------      -----------
Liability at September 30                  $ 1,759,845      $ 3,093,125
                                           ===========      ===========

     Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

     The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 2003 for United Solar Ovonic and the years ended June 30, 2000 through June 30, 2002 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company, together with its government contract consultants, is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,682,000 and $1,847,000 at September 30 and June 30, 2004, respectively, related to these issues.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE G - Nonrefundable Advance Royalties
----------------------------------------

     At September 30 and June 30, 2004, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                   September 30,     June 30,
                                       2004            2004
                                   ------------    ------------
               Battery             $   435,902     $ 1,560,902
               Optical memory        1,421,291       1,431,660
                                   -----------     -----------
                                   $ 1,857,193     $ 2,992,562
                                   ===========     ===========

      Creditable royalties earned and recognized as revenue were:

                                Three Months Ended
                                   September 30,
                               2004            2003
                           ------------    ------------
                            $1,135,369      $    8,525

     Included in creditable royalties earned and recognized as revenues in the quarter ended September 30, 2004 is $1,125,000 related to an advance royalty payment made by a licensee to the Company in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments.

     There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements
--------------------------------------------------------------------

     The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations. Product sales include photovoltaic products, revenues related to machine-building and equipment sales contracts, nickel hydroxide and metal hydride materials. Revenues related to machine-building and equipment sales contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is shipped. These products are shipped FOB shipping point. Currently, low sales volumes for metal hydride materials and machine building combined with high fixed costs result in losses.

      A summary of all of the Company's revenues follows.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)
--------------------------------------------------------------------


                                                         Three Months Ended
                                                            September 30,
                                                         2004          2003
                                                      -----------   -----------
Product sales
    Photovoltaics                                     $12,976,318   $ 4,721,327
    Machine building and equipment sales                1,069,889     1,737,880
    Nickel hydroxide and metal hydride materials           25,070       239,489
                                                      -----------   -----------
                                                       14,071,277     6,698,696
Product sales - related parties
    Metal hydride materials                                33,789         2,422
                                                      -----------   -----------
Total product sales                                   $14,105,066   $ 6,701,118
                                                      ===========   ===========
Royalties
    Battery technology                                $ 1,565,973   $   450,428
    Optical memory                                         11,840         8,525
                                                      -----------   -----------
                                                        1,577,813       458,953
Royalty - related party
    Microelectronics                                        1,160           546
                                                      -----------   -----------
Total royalties                                       $ 1,578,973   $   459,499
                                                      ===========   ===========
Revenues from product development agreements
    Photovoltaics                                     $ 2,639,360   $ 2,532,124
    Battery technology                                     -            420,994
    Optical memory                                        130,357        -
    Solid hydrogen storage systems                         24,732        -
    Other                                                  -             18,677
                                                      -----------   -----------
                                                        2,794,449     2,971,795
Revenues from product development
  agreements - related parties
    Battery technology                                    474,907     1,416,534
    Solid hydrogen storage systems                      2,642,707     2,450,335
                                                      -----------   -----------
                                                        3,117,614     3,866,869
                                                      -----------   -----------
Total revenues from product development agreements    $ 5,912,063   $ 6,838,664
                                                      ===========   ===========
License and other agreements
    Battery technology                                $   238,095   $    50,000
                                                      ===========   ===========

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)
--------------------------------------------------------------------

     The following table presents revenues by country based on the location of the customer:

                                            Three Months Ended
                                               September 30,
                                           2004              2003
                                       ------------      ------------
               United States           $ 13,234,450      $ 10,827,570
               Germany                    4,213,475           105,714
               China                      1,085,171         1,788,586
               Other Countries            3,618,694         1,483,265
                                       ------------      ------------
                                       $ 22,151,790      $ 14,205,135
                                       ============      ============

     In the three months ended September 30, 2004, the license fee of $238,000 resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note B of Notes to Consolidated Financial Statements). In the three months ended September 30, 2003, Ovonic Battery entered into a license agreement with Mcnair-tech Co., Ltd. of China ($50,000).

NOTE I - Business Segments
--------------------------

     The Company has three business segments: Ovonic Battery, United Solar Ovonic and the parent company, ECD. Ovonic Battery is involved in developing and commercializing NiMH battery technology. United Solar Ovonic is involved in manufacturing and selling photovoltaic products. ECD is involved in microelectronics, fuel cells, hydrogen storage and photovoltaics technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segments were as follows:

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE I - Business Segments (Continued)
--------------------------------------

                                          Financial Data by Business Segment
                                          ----------------------------------
                                                     (in thousands)

                               United Solar                   Ovonic      Consolidating
                                  Ovonic          ECD         Battery        Entries      Consolidated
                               ------------   -----------   -----------   -------------   ------------
Revenues
    Three months ended
      September 30, 2004       $ 15,092        $  4,073      $  3,411      $    (424)       $ 22,152
      September 30, 2003          6,940           3,747         4,318           (800)         14,205

Operating Income (Loss)
    Three months ended
      September 30, 2004       $   (632)       $ (4,776)     $ (1,468)     $     377        $ (6,499)
      September 30, 2003         (4,114)         (6,816)       (4,475)           992         (14,413)

Interest Income
    Three months ended
      September 30, 2004       $      8        $    768      $   -         $    (699)       $     77
      September 30, 2003              4             537          -              (225)            316

Interest Expense*
    Three months ended
      September 30, 2004       $    935        $   -         $   -         $    (699)       $    236
      September 30, 2003          1,018             184          -              (959)            243

Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      September 30, 2004       $   -           $   -         $   -         $    -           $   -
      September 30, 2003           -               (244)         -              -               (244)

Depreciation Expense
    Three months ended
      September 30, 2004       $  1,335        $    572      $    129      $    -           $  2,036
      September 30, 2003          1,304             543           180           -              2,027

Capital Expenditures
    Three months ended
      September 30, 2004       $    240        $     60      $    104      $    -           $    404
      September 30, 2003            482              23            55           -                560

Investments in and Advances
  to Equity Method Investees
    Three months ended
      September 30, 2004       $   -           $   -         $   -         $    -           $   -
      September 30, 2003           -                350          -              -                350

Identifiable Assets
    Three months ended
      September 30, 2004       $ 79,176        $140,783      $  5,889      $(106,027)       $119,821
      September 30, 2003        121,796         128,994         8,660       (125,389)        134,061

--------------------------------------------------------------------
    *  Excludes intercompany interest between ECD and Ovonic Battery.

                      ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE J - Other Comprehensive Income (Loss)
------------------------------------------

      The Company's total comprehensive income (loss) was as follows:

                                                     Three Months Ended
                                                        September 30,
                                                     2004            2003
                                                 ------------    ------------
Net Income (Loss)                                $ 1,347,952     $(14,281,583)

OTHER COMPREHENSIVE INCOME (LOSS)
   (net of taxes):
Unrealized holding gains arising during period        -              (179,954)

Less: reclassification adjustments for gains
     realized in net income                           -               183,147
                                                 -----------     ------------
Net unrealized gains (losses)                         -              (363,101)
Foreign currency translation adjustments             (20,151)          62,907
                                                 -----------     ------------
COMPREHENSIVE INCOME (LOSS)                      $ 1,327,801     $(14,581,777)
                                                 ===========     ============

     The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $230,248 and $250,399 at September 30, 2004 and June 30, 2004, respectively.

     For the three months ended September 30, 2004, the effect from foreign currency transactions was a gain of $11,803. For the three months ended September 30, 2003, the effect from foreign currency transactions was a loss of $68,826.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------    ---------------------------------------------------------------

     The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results to be expected in future periods.

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

                                   Results of Operations

Overview
--------

     The Company had net income of $1,348,000 on revenues of $22,152,000 in the three months ended September 30, 2004 compared to a net loss of $14,282,000 on revenues of $14,205,000 in the three months ended September 30, 2003.

      The table below summarizes the Company's operating results (in thousands):


                                        Revenues         Operating Profit/(Loss)
                                  --------------------   -----------------------
              Segment               2004       2003         2004        2003
      -------------------------   --------   --------     --------    --------
      United Solar Ovonic         $ 15,092   $  6,940     $   (632)   $ (4,114)
      Energy Conversion Devices      4,073      3,747       (4,776)     (6,816)
      Ovonic Battery                 3,411      4,318       (1,468)     (4,475)
      Consolidating Entries           (424)      (800)         377         992
                                  --------   --------     --------    --------
      Consolidated                $ 22,152   $ 14,205       (6,499)    (14,413)
                                  ========   ========
      Other Income                                           7,847         131
                                                          --------    --------
      Net Income (Loss)                                   $  1,348    $(14,282)
                                                          ========    ========

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
---------------------------------------------------------------------

United Solar Ovonic Segment
---------------------------

     The United Solar Ovonic segment had a decreased operating loss in 2004 versus 2003 primarily due to significantly higher revenues and the impact of cost reductions in 2004.

     United Solar Ovonic's 2004 revenues increased by $8,152,000 resulting from increased product sales, partially offset by lower revenues from product development agreements. Photovoltaic sales increased by 175% to $12,976,000 for 2004 from $4,721,000 for 2003.

     United Solar Ovonic's gross margin on product sales improved to $609,000 in 2004 compared to a negative margin of $1,761,000 in 2003 because of higher sales and lower material costs.

     United Solar Ovonic's revenues from product development agreements in the three months ended September 30, 2004 decreased to $1,946,000 compared to $2,218,000 in 2003 primarily due to reduced revenues from its $15.5 million Air Force Contract to develop new solar technology to be used in space and airship vehicles ($1,460,000 in 2004 compared to $1,947,000 in 2003).

     Revenues from product development agreements for the segment in 2004 funded 93% of United Solar Ovonic's cost of product development. Revenues from product development agreements decreased by $272,000 and spending decreased by $86,000, resulting in an increase of $186,000 in net cost of product development.

                                                        Three Months Ended
                                                           September 30,
                                                        2004           2003
                                                     -----------    -----------
      Cost of revenues from product development
          agreements                                 $ 1,609,000    $ 1,648,000
      Product development and research                   486,000        533,000
                                                     -----------    -----------
              Total cost of product development        2,095,000      2,181,000
      Revenues from product development agreements     1,946,000      2,218,000
                                                     -----------    -----------
              Net cost of product development        $   149,000    $   (37,000)
                                                     ===========    ===========

     The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

     United Solar Ovonic's operating, general and administrative expenses (net of allocations) decreased by $1,118,000 in 2004 as a result of reductions ($1,281,000) in marketing activities in 2004 (versus extensive work done in 2003 to develop markets) and cost-savings initiatives, partially offset by reduced allocation ($163,000) to cost of product development in 2004.

Energy Conversion Devices Segment
---------------------------------

     The ECD segment had a decreased operating loss in 2004 versus 2003, primarily due to a decrease in the net cost of product development in 2004. The ECD segment's revenues increased in 2004 from 2003, primarily due to an increase from product development agreements.

     ECD's revenues from product development agreements increased in the three months ended September 30, 2004 to $3,843,000 from $3,538,000 in the three months ended September 30, 2003 due to higher revenues from Texaco Ovonic Hydrogen Systems ($2,643,000 in 2004 versus $2,450,000 in 2003) and new contracts with the National Institute of Standards and Technology ($591,000 in 2004 versus zero in 2003).

     Revenues from product development agreements for the segment for the three months ended September 30, 2004 funded 52% of the ECD segment's cost of product development. Revenues from product development agreements increased by $305,000 and spending decreased by $917,000, resulting in a decrease of $1,222,000 in net cost of product development.

                                                        Three Months Ended
                                                           September 30,
                                                        2004           2003
                                                     -----------    -----------
      Cost of revenues from product development
          agreements                                 $ 3,892,000    $ 3,280,000
      Product development and research                 3,447,000      4,976,000
                                                     -----------    -----------
              Total cost of product development        7,339,000      8,256,000
      Revenues from product development agreements     3,843,000      3,538,000
                                                     -----------    -----------
              Net cost of product development        $ 3,496,000    $ 4,718,000
                                                     ===========    ===========

     Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. ECD is also developing a unique three-terminal Ovonic threshold/memory device technology to have high-speed, high-current capabilities. Additionally, ECD continued the development of the Ovonic regenerative fuel cell, which is a fundamentally new approach to fuel cell technology.

     Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $185,000 in the three months ended September 30, 2004 from $167,000 in the three months ended September 30, 2003.

     ECD's operating, general and administrative expenses (net of allocations) were $889,000 in 2004 compared to $1,121,000 in 2003. The decrease in the net expense for 2004 was due to the impact ($371,000) of ECD's cost-containment program, partially offset by lower allocation ($155,000) to cost of product development and research in 2004.

Ovonic Battery Segment
----------------------

     The Ovonic Battery segment had a decreased operating loss in 2004 versus 2003, primarily resulting from a $1,116,000 increase in royalty income and a $1,938,000 decrease in patent defense costs due to settlement of the MEI litigation.

     The decrease in Ovonic Battery's revenues was primarily due to a decrease in equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys, partially offset by increased royalties and revenues from license and other agreements.

     Equipment sales revenues decreased 43% to $1,129,000 in 2004 from $1,980,000 in 2003, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is in final machine acceptance, ($1,070,000 in 2004 compared to $1,730,000 in 2003). Sales of nickel hydroxide were zero in 2004 versus $235,000 in 2003 as sales to the primary customer were affected by a temporary plant closure and an accumulation of inventory by the customer. Despite the lower sales, the loss on product sales improved to negative $329,000 in 2004 from negative $459,000 in 2003 due to Ovonic Battery's cost-containment program.

     Ovonic Battery's revenues from product development agreements in the three months ended September 30, 2004 decreased to $475,000 from $1,838,000 in the three months ended September 30, 2003, primarily due to reduced activities with Cobasys ($475,000 in 2004 compared to $1,417,000 in 2003) as Cobasys moves into its commercialization phase.

     Revenues from product development agreements for the Ovonic Battery segment in the three months ended September 30, 2004 funded 18% of Ovonic Battery's cost of product development as Ovonic Battery significantly reduced its spending on product development. Revenues from product development agreements decreased by $1,363,000 and spending decreased by $1,664,000, resulting in a decrease of $301,000 in net cost of product development.

                                                        Three Months Ended
                                                           September 30,
                                                        2004           2003
                                                     -----------    -----------
      Cost of revenues from product development
          agreements                                 $   463,000    $ 1,951,000
      Product development and research                 2,115,000      2,291,000
                                                     -----------    -----------
              Total cost of product development        2,578,000      4,242,000
      Revenues from product development agreements       475,000      1,838,000
                                                     -----------    -----------
              Net cost of product development        $ 2,103,000    $ 2,404,000
                                                     ===========    ===========

     Royalties increased 248% to $1,566,000 in the three months ended September 30, 2004 from $450,000 in the three months ended September 30, 2003 due to the recognition of $1,125,000 related to an advance royalty payment made by a licensee to the Company in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments.

     Revenues from license and other agreements increased to $238,000 in the three months ended September 30, 2004 from $50,000 in the three months ended September 30, 2003. The 2004 license fee results from the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). The 2003 license fee resulted from a license to Mcnair-tech Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

     Patent expenses were incurred in 2004 and 2003 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $439,000 in the three months ended September 30, 2004 from $2,301,000 in the three months ended September 30, 2003, principally due to lower patent defense costs ($173,000 in 2004 versus $2,111,000 in 2003) for the protection of the Company's NiMH battery patents and technology.

     Ovonic Battery's operating, general and administrative expenses (net of allocations) increased due to reduced allocation ($606,000) in 2004 to cost of revenues and product development and research.

Other Income/Expense
--------------------

     The $7,716,000 improvement in other income (net) ($7,847,000 income in 2004 compared to $131,000 income in 2003) resulted primarily from the $8,000,000 distribution received from Cobasys as a distribution from the joint venture associated with the settlement of the patent infringement disputes and counterclaims (see Note B of Notes to Consolidated Financial Statements).

                            Liquidity and Capital Resources

     As of September 30, 2004, the Company had consolidated cash, cash equivalents, and accounts receivable (including $1,385,000 of amounts due from related parties) of $37,941,000 and had consolidated working capital of $35,528,000.

     As part of the settlement of the patent infringement disputes and counterclaims, ECD and Ovonic Battery received a nonrefundable $10 million patent license fee from MEI and PEVE. In addition, Cobasys received a $20 million nonrefundable patent license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the funds, Cobasys made $8 million distributions to each of Ovonic Battery and CTTV as a distribution from the joint venture (see Note B of Notes to Consolidated Financial Statements).

     On August 12, 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to transition from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal of moving the Company into a position of having sustained profitability by July 2006.

     The restructuring will increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

     The core commercial businesses on which the Company is focusing are United Solar Ovonic, Cobasys and Ovonyx.

     The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2005 to decrease to approximately $13,332,000, compared to $36,678,000 received in the year ended June 30, 2004, substantially due to reduced funding to be received in the year ending June 30, 2005 from ChevronTexaco.

     Our backlog of orders as of September 30, 2004 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $5,488,000 compared to a backlog of $11,325,000 at September 30, 2003. The decrease in 2004 was due to a reduction in the backlog for the Rare Earth Ovonic project. In fiscal 2005, we expect to recognize substantially all of these revenues.

     Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

     As of September 30, 2004, the Company had $24,043,000 consolidated cash and cash equivalents ($1,000,000 of which was restricted) consisting of money market funds. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less.

     During the three months ended September 30, 2004, $10,707,000 of cash was generated from operations. The difference between the net income of $1,348,000 and the net cash generated from operations was principally due to the deferred nonrefundable patent license fee received from the conclusion of the patent litigation with MEI ($9,762,000) and noncash costs (principally depreciation, $2,036,000) partially offset by reductions in nonrefundable advance royalties ($1,135,000) and deferred revenues under business agreements ($931,000) (see Notes A, B and G of Notes to Consolidated Financial Statements).

     The Company spent $404,000 on property, plant and equipment that was placed in service during the three months ended September 30, 2004. In total, the Company expects to spend $2,000,000 for capital expenditures in fiscal 2005, primarily for manufacturing equipment at United Solar Ovonic and for leasehold improvements to the Company's facilities.

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

     Management believes that funds generated from operations; new business agreements; equity financing, including the exercise of Common Stock purchase warrants and exercise of stock options; debt financings; new government contracts and the cost-containment initiatives, together with existing cash and cash equivalents, will be adequate to support the Company's operations for the coming year. However, the amount and timing of such activities are uncertain. Accordingly, no assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The report of the independent registered public accounting firm states that "the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern." The Company has recurring losses from operations and is actively engaged in discussions to obtain the needed additional working capital.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $23,456,000 and $13,074,000 of these investments (including cash equivalents) on September 30, 2004 and June 30, 2004, respectively. On September 30 and June 30, 2004, the investments were all maturing on a daily basis. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of September 30, 2004, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

Item 4.   Controls and Procedures
------    -----------------------

     In Item 9A, Controls and Procedures of the Company's Form 10-K for the year ended June 30, 2004, the following four significant deficiencies were identified pursuant to standards established by the Public Company Accounting Oversight Board (PCAOB):

   1. The Company has insufficient documentation of its policies and procedures around internal controls to ensure that the execution of activities and controls are consistent with management's objectives.

   2. The Company does not currently have monitoring controls in place to determine whether controls that have been implemented by management, specifically in the financial reporting function, are actually operating consistently with management's objectives.

   3. The Company has areas where employees are performing processes or controls that are incompatible with their functions. Segregation of duties issues were identified in the Accounts Receivable, Accounts Payable, Financial Reporting, Payroll, and Treasury functions.

   4. The Company has certain weaknesses in the security of data within the Company's information systems. These include issues regarding security event logs and activity reports, assignment of administrator rights, segregation of duties, and access to data and applications.

     The Company's independent registered public accounting firm, Grant Thornton LLP, has indicated that each of the above significant deficiencies constitutes a material weakness in our internal controls pursuant to standards established by the PCAOB.

     As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, the Company has devised a plan and committed the required resources to address and remediate these material weaknesses prior to our attestation of control effectiveness as of June 30, 2005. This has included the recent retention of a top-tier independent registered public accounting firm to assist in the project direction, execution and external reporting.

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings
------    -----------------

     See "Settlement Agreement" under Note B - Financings of the Notes to Consolidated Financial Statements on page 13.

Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

      A.   Exhibits
           --------

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.   Reports on Form 8-K
           -------------------

     During the quarter ended September 30, 2004, the Registrant filed or furnished the following reports on Form 8-K:

        1. On July 7, 2004, we filed a Current Report on Form 8-K for the purpose of filing our press release announcing the settlement of patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries.

        2. On August 12, 2004, we filed a Current Report on Form 8-K for the purpose of filing our press release announcing the Company's strategic business restructuring to focus on accelerating the commercialization of our products.

        3. On September 13, 2004, we filed a Current Report on Form 8-K for the purpose of furnishing our press release announcing our financial results for the fiscal year ended June 30, 2004.

        4. On September 24, 2004, we filed a Current Report on Form 8-K for the purpose of filing our press release announcing our compliance with Nasdaq Marketplace Rule 4350(b)(1)(B).

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

                                    Energy Conversion Devices, Inc.
                                    -------------------------------------------
                                    (Registrant)



                                By: /s/ Stephan W. Zumsteg
                                    -------------------------------------------
                                    Stephan W. Zumsteg
Date: November 9, 2004              Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                                By: /s/ Robert C. Stempel
                                    -------------------------------------------
                                    Robert C. Stempel
Date: November 9, 2004              Chairman and Chief Executive Officer