Form 10-Q
period 2004-12-31
ENERGY CONVERSION DEVICES INC
filed 2005-02-09
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended            DECEMBER 31, 2004
                     ----------------------------------------------------------
                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                 Commission file number        1-8403
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

      As of February 4, 2005, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 25,477,020 shares of ECD's Common Stock outstanding.

                                 Page 1 of 46 Pages

                ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                              TABLE OF CONTENTS


  PART I - FINANCIAL INFORMATION
  ------------------------------

     ITEM 1. Financial Statements ............................................3
          Consolidated Statements of Operations ..............................3
          Consolidated Balance Sheets - Assets ...............................4
          Consolidated Balance Sheets - Liabilities and Stockholders' Equity..5
          Consolidated Statements of Cash Flows ..............................6
          NOTE A - Summary of Accounting Policies ............................8
          NOTE B - Financings ...............................................12
          NOTE C - Accounts Receivable ......................................15
          NOTE D - Inventories ..............................................16
          NOTE E - Joint Ventures and Investments ...........................17
          NOTE F - Liabilities ..............................................22
          NOTE G - Nonrefundable Advance Royalties ..........................23
          NOTE H - Product Sales, Royalties, Revenues from Product
                   Development Agreements and License and Other Agreements ..23
          NOTE I - Business Segments ........................................25
          NOTE J - Other Comprehensive Income (Loss) ........................28
          NOTE K - Income Taxes .............................................28
     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................29
     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk .....42
     ITEM 4. Controls and Procedures ........................................42

  PART II - OTHER INFORMATION
  ---------------------------

     ITEM 1. Legal Proceedings ..............................................44
     ITEM 4. Submission of Matters to a Vote of Security Holders ............44
     ITEM 6. Exhibits and Reports on Form 8-K ...............................44

     SIGNATURES .............................................................46

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
------    --------------------

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                   December 31,                    December 31,
                                                               2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
REVENUES
  Product sales                                            $  8,866,542    $  7,364,399    $ 22,971,608    $ 14,065,517
  Royalties                                                   1,497,241         609,260       3,076,214       1,068,759
  Revenues from product development agreements                3,377,421       3,287,914       6,171,870       6,259,709
  Revenues from product development
    agreements with related parties                           2,038,577       4,247,918       5,156,191       8,114,787
                                                           ------------    ------------    ------------    ------------
      Total revenues from product development agreements      5,415,998       7,535,832      11,328,061      14,374,496
  Revenues from license and other agreements                 79,770,095          25,000      80,008,190          75,000
  Other revenues                                                 98,386          80,951         339,313         162,567
  Other revenues from related parties                            75,637          58,400         152,303         132,638
                                                           ------------    ------------    ------------    ------------
      Total other revenues                                      174,023         139,351         491,616         295,205
                                                           ------------    ------------    ------------    ------------
        TOTAL REVENUES                                       95,723,899      15,673,842     117,875,689      29,878,977

EXPENSES
  Cost of product sales                                      12,847,330       9,006,021      26,616,651      17,975,287
  Cost of revenues from product development agreements        4,505,212       7,006,575      10,116,396      13,130,191
  Product development and research                            6,841,212       4,866,096      12,889,158      12,666,219
  Patent defense (net)                                           16,081       3,360,077         189,169       5,471,057
  Patents                                                       652,213         435,285       1,188,297         955,674
  Selling, general and administrative (net)                   3,297,064       4,086,888       5,809,937       7,180,394
                                                           ------------    ------------    ------------    ------------
        TOTAL EXPENSES                                       28,159,112      28,760,942      56,809,608      57,378,822
                                                           ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                67,564,787     (13,087,100)     61,066,081     (27,499,845)

OTHER INCOME (EXPENSE)
  Interest income                                               108,355         256,787         185,533         572,928
  Interest expense                                             (234,379)       (593,049)       (470,806)       (835,737)
  Equity in losses of joint ventures                           (100,000)       (303,699)       (100,000)       (548,081)
  Impairment loss in Rare Earth Ovonic - China               (1,710,000)         -           (1,710,000)         -
  Distribution from joint venture                                -               -            8,000,000          -
  Gain (loss) on sales of investments                            -               55,266          -              364,416
  Other nonoperating income                                     267,223         255,370         273,130         248,311
                                                           ------------    ------------    ------------    ------------
        TOTAL OTHER INCOME (EXPENSE)                         (1,668,801)       (329,325)      6,177,857        (198,163)
                                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                         65,895,986     (13,416,425)     67,243,938     (27,698,008)
INCOME TAXES                                                  1,025,000          -            1,025,000          -
                                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  64,870,986     (13,416,425)     66,218,938     (27,698,008)
EXTRAORDINARY ITEM (NET OF TAXES)                             2,266,326          -            2,266,326          -
                                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                          $ 67,137,312    $(13,416,425)   $ 68,485,264    $(27,698,008)
                                                           ============    ============    ============    ============
BASIC NET INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM                                       $       2.54    $       (.57)   $      2.61     $      (1.22)
EXTRAORDINARY ITEM                                                  .09          -                 .09           -
                                                           ------------    ------------    -----------     ------------
BASIC NET INCOME (LOSS) PER SHARE                          $       2.63    $       (.57)   $      2.70     $      (1.22)
                                                           ============    ============    ===========     ============
DILUTED NET INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM                                       $       2.36    $       (.57)   $     2.53      $      (1.22)
EXTRAORDINARY ITEM                                                  .08          -                .08           -
                                                           ------------    ------------    ------------    ------------
DILUTED NET INCOME (LOSS) PER SHARE                        $       2.44    $       (.57)   $     2.61      $      (1.22)
                                                           ============    ============    ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                    ASSETS
                                    ------

                                                    December 31,     June 30,
                                                        2004           2004
                                                    ------------   ------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash, including cash equivalents of
    $29,738,000 at December 31, 2004 and
    $13,074,000 at June 30, 2004 ($1,000,000
    of which is restricted at December 31,
    2004 and $1,150,000 of which is restricted
    at June 30, 2004)                               $ 29,743,042   $ 13,826,537
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $404,000 at December 31, 2004 and $274,000
    at June 30, 2004)                                 12,213,273     12,730,100
  Accounts receivable due from related parties           294,562      2,180,069
  Inventories                                         13,697,789     13,651,715
  Other                                                2,038,451      1,264,364
                                                    ------------   ------------
      TOTAL CURRENT ASSETS                            57,987,117     43,652,785

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                             267,000        267,000
  Buildings and improvements                          15,157,839     15,191,642
  Machinery and other equipment                       75,827,777     75,776,192
  Capitalized lease equipment                         10,000,000     10,000,000
                                                    ------------   ------------
                                                     101,252,616    101,234,834
  Less accumulated depreciation and amortization     (38,671,536)   (35,288,928)
                                                    ------------   ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT             62,581,080     65,945,906

Investment in Rare Earth Ovonic-China                     -           1,710,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
  Ovonyx                                                  -              -
  Cobasys                                                 -              -
  Ovonic Hydrogen Systems                                 -              -
  Ovonic Media                                            -              -
OTHER ASSETS                                           2,045,163      2,003,084
                                                    ------------   ------------
      TOTAL ASSETS                                  $122,613,360   $113,311,775
                                                    ============   ============


See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            December 31,      June 30,
                                                                2004            2004
                                                            ------------    ------------
                                                            (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 13,811,859    $ 12,937,175
  Accounts payable and accrued expenses - related parties        443,434          -
  Salaries, wages and amounts withheld from employees          3,320,857       4,766,215
  Deferred revenues under business agreements                  1,860,692         966,596
  Current portion of deferred patent license fee                 952,380          -
  Current installments on long-term liabilities                  350,737         333,368
                                                            ------------    ------------
      TOTAL CURRENT LIABILITIES                               20,739,959      19,003,354

LONG-TERM LIABILITIES                                         10,147,243      10,160,791

LONG-TERM DEFERRED PATENT LICENSE FEE                          8,571,430          -

NONREFUNDABLE ADVANCE ROYALTIES                                1,160,070       2,992,562
                                                            ------------    ------------
      TOTAL LIABILITIES                                       40,618,702      32,156,707

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding  - 219,913 shares                     2,199           2,199
    Class B Convertible Common Stock,
      par value $0.01 per share:
        Authorized, issued and outstanding - 430,000 shares        4,300           4,300
    Common Stock, par value $0.01 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 25,463,849 shares at
          December 31, 2004 and 24,523,001 shares at
          June 30, 2004                                          254,638         245,230
  Additional paid-in capital                                 349,261,501     417,313,665
  Accumulated deficit                                       (267,328,521)   (335,813,785)
  Accumulated other comprehensive income                         306,981         250,399
  Unearned compensation on Class B Convertible
    Common Stock                                                (506,440)       (846,940)
                                                            ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                              81,994,658      81,155,068
                                                            ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $122,613,360    $113,311,775
                                                            ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (Unaudited)

                                                                       Six Months Ended
                                                                         December 31,
                                                                     2004            2003
                                                                 ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $ 68,485,264    $(27,698,008)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                4,075,090       4,093,802
       Amortization of deferred nonrefundable patent license fee     (476,190)         -
       Amortization of premium/discount on investments                 -               73,083
       Equity in losses of joint ventures                             100,000         548,081
       Impairment loss in Rare Earth Ovonic                         1,710,000          -
       Change in nonrefundable advance royalties                   (1,832,492)        (20,727)
       Stock and stock options issued for services rendered           428,949         376,800
       Gain on sales of investments                                    -             (364,416)
       Loss on sale of equipment                                        5,101          11,393
       Retirement liability                                           166,272         153,516
       Option received in exchange for license                    (79,532,000)         -
   Changes in working capital:
     Accounts receivable                                              516,827      (2,281,071)
     Accounts and note receivable due from related parties          1,885,507       2,810,143
     Inventories                                                      (46,074)     (2,578,365)
     Other assets                                                    (816,166)     (1,536,578)
     Current portion of deferred nonrefundable patent license fee     952,380          -
     Accounts payable and accrued expenses                           (570,675)     (8,169,406)
     Accounts payable and accrued expenses - related parties          443,434          -
     Deferred revenues under business agreements                      894,096      (1,879,571)
   Deferred nonrefundable patent license fee                        9,047,620          -
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                           5,436,943     (36,461,324)

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                      (730,370)       (809,350)
     Investment in Ovonyx                                            (100,000)        (50,000)
     Purchases of investments                                          -           (7,978,076)
     Sales of investments                                              -           26,661,685
     Proceeds from sale of property, plant and equipment               15,005         131,076
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (815,365)     17,955,335

FINANCING ACTIVITIES:
     Principal payments under short-term and long-term debt
       obligations and capitalized lease obligations                 (162,451)        (99,188)
     Proceeds from exercise of stock options                       11,423,427          24,451
     Proceeds from sale of stock and warrants net of expenses          -           26,837,858
     Payment for services                                             (22,631)         -
                                                                 ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          11,238,345      26,763,121
                                                                 ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           56,582          74,006
NET INCREASE IN CASH AND CASH EQUIVALENTS                          15,916,505       8,331,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,826,537       8,567,261
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 29,743,042    $ 16,898,399
                                                                 ============    ============

See notes to consolidated financial statements.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (Unaudited)


                                                             Six Months Ended
                                                               December 31,
                                                            2004         2003
                                                         ----------   ----------
   SUPPLEMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION:

          Cash paid for interest                         $ 470,806    $ 835,737

          Noncash transactions:

             Short-term and long-term note receivable -
                United Solar Ovonic LLC                       -         370,511

             Short-term and long-term note payable -
                Canon                                         -        (370,511)

















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

      These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the sustained achievement of profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (see Note B of Notes to Consolidated Financial Statements).

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

Financial Statement Presentation, Principles of Consolidation and
-----------------------------------------------------------------
Equity Accounting
-----------------

      The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as "United Solar Ovonic") and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) and, as of December 2, 2004, Ovonic Hydrogen Systems (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

number of strategic alliances and has four major investments accounted for using the equity method: (i) Cobasys LLC (formerly known as Texaco Ovonic Battery Systems LLC), a joint venture between Ovonic Battery and ChevronTexaco Technology Ventures LLC (CTTV), a unit of ChevronTexaco Corporation, each having 50% interest in the joint venture; (ii) Ovonic Hydrogen Systems LLC (Ovonic Hydrogen) (formerly known as Texaco Ovonic Hydrogen Systems LLC), a joint venture between ECD and CTTV, each having 50% interest in the joint venture through December 2, 2004 and 100% owned by ECD thereafter; (iii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors; and (iv) Ovonic Media, LLC, a joint venture owned 51% by General Electric through its GE Plastics business unit and 49% by ECD. See Note E of Notes to Consolidated Financial Statements for discussions of all of the Company's ventures.

      At December 31, 2004 and at June 30, 2004, the Company's investments in Cobasys, Ovonyx and Ovonic Media are recorded at zero. In December 2004, the Company made a $100,000 investment in Ovonyx. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

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

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                       Three Months Ended          Six Months Ended
                                          December 31,                December 31,
                                       2004          2003          2004          2003
                                   ------------  ------------  ------------  ------------
Gross Expenses                     $ 6,694,000   $ 7,688,000   $12,616,000   $15,101,000
Less -allocations to product
      development and research      (2,756,000)   (1,886,000)   (5,351,000)   (4,702,000)
     -allocations to cost of
      revenues from product
      development agreements          (641,000)   (1,716,000)   (1,456,000)   (3,219,000)
                                   -----------   -----------   -----------   -----------
Remaining Expenses                 $ 3,297,000   $ 4,086,000   $ 5,809,000   $ 7,180,000
                                   ===========   ===========   ===========   ===========

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

Stock-Based Compensation
------------------------

      ECD applies APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share for the three months and six months ended
December 31, 2004 and 2003 would have changed as follows:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                       Three Months Ended             Six Months Ended
                                           December 31,                 December 31,
                                       2004           2003           2004           2003
                                   ------------   ------------   ------------   ------------
Net Income (Loss), as reported     $ 67,137,312   $(13,416,425)  $ 68,485,264   $(27,698,008)

Less:
  Total stock-based compensation
    expense determined under
    fair value based method,
    net of tax                          624,201        899,837      1,000,990      2,008,667
                                   ------------   ------------   ------------   ------------
Pro forma net income (loss)        $ 66,513,111   $(14,316,262)  $ 67,484,274   $(29,706,675)
                                   ============   ============   ============   ============
Income (Loss) per share:
  Basic - as reported              $       2.63   $       (.57)  $       2.70   $      (1.22)
                                   ============   ============   ============   ============
  Basic - pro forma                $       2.61   $       (.61)  $       2.66   $      (1.31)
                                   ============   ============   ============   ============
  Diluted - as reported            $       2.44   $       (.57)  $       2.61   $      (1.22)
                                   ============   ============   ============   ============
  Diluted - pro forma              $       2.42   $       (.61)  $       2.58   $      (1.31)
                                   ============   ============   ============   ============

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

      Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months and six months ended December 31 are computed as follows:

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                  December 31,
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
   Weighted average number of shares outstanding:
      - for basic net income (loss) per share           25,500,955     23,480,898     25,337,052     22,691,678
      - for diluted net income (loss) per share         27,524,047     23,480,898     26,199,018     22,691,678

   Net income (loss) before extraordinary item        $ 64,870,986   $(13,416,425)  $ 66,218,938   $(27,698,008)
   Extraordinary item (net of taxes)                     2,266,326         -           2,266,326         -
                                                      ------------   ------------   ------------   ------------
   Net income (loss)                                  $ 67,137,312   $(13,416,425)  $ 68,485,264   $(27,698,008)
                                                      ============   ============   ============   ============
   Basic net income (loss) per share
      before extraordinary item                       $       2.54   $       (.57)  $       2.61   $      (1.22)
   Extraordinary item                                          .09         -                 .09         -
                                                      ------------   ------------   ------------   ------------
   Basic net income (loss) per share                  $       2.63   $       (.57)  $       2.70   $      (1.22)
                                                      ============   ============   ============   ============
   Diluted net income (loss) per share
      before extraordinary item                       $       2.36   $       (.57)  $       2.53   $      (1.22)
   Extraordinary item                                          .08         -                 .08         -
                                                      ------------   ------------   ------------   ------------
   Diluted net income (loss) per share                $       2.44   $       (.57)  $       2.61   $      (1.22)
                                                      ============   ============   ============   ============

                                      11

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

      Due to the Company's net loss in 2003, weighted average shares of potentially dilutive securities of 5,210 and 5,343 for the three and six months ending December 31, 2003, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

      Additional securities of 397,786 and 3,139,657 for the three months ended December 31, 2004 and 2003, respectively, and 947,367 and 2,507,183 for the six months ended December 31, 2004 and 2003, respectively, were excluded from the 2004 and 2003 calculations of weighted average shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net income or loss.

Recent Pronouncements
---------------------

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. The Company is in the process of reviewing this Statement for the future effect on the Company's consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not believe that this will have an effect on the Company's consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of reviewing this Statement for the future effect on the Company's consolidated financial position or results of operations.

NOTE B - Financings
-------------------

Restructuring
-------------

      On August 12, 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to transition from a research-oriented company to the next phase of development, which is to commercialize the products we have developed and

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Financings (Continued)
-------------------------------

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

      On December 2, 2004, as part of its focus on its core businesses, ECD entered into a series of agreements with CTTV and Cobasys to expand the scope of licenses granted to Cobasys at the time of the formation of the joint venture in July 2001.

      In consideration of the expanded license, revised joint venture agreements and the grant to CTTV of a security interest in our membership interest in Cobasys, ECD, through its subsidiary Ovonic Battery, received an option to purchase the 4,376,633 shares of ECD Common Stock currently owned by a subsidiary of ChevronTexaco. The option is exercisable at $4.55 per share and expires on November 1, 2005.

      The amount of the license fee was calculated based upon the application of the Black Scholes valuation model to the difference between the closing price of ECD Common Stock on December 2, 2004 on the NASDAQ National Market and the $4.55 per share option price under the option granted by a subsidiary of ChevronTexaco Corporation to ECD's Ovonic Battery subsidiary on December 2, 2004 to acquire 4,376,633 shares of ECD Common Stock.

      The transaction increased ECD's revenues and decreased additional paid-in capital in the quarter ended December 31, 2004 by $79,532,000 as a result of this one-time, non-cash event.

      The 4,376,633 shares of ECD Common Stock subject to the option represent approximately 17% of the currently issued and outstanding shares. ECD believes that the option arrangement will provide it with value and added flexibility in its activities to secure additional capital required for its future growth.

      The agreement also provides a mechanism for additional funding from CTTV to continue Cobasys' expansion. CTTV will be entitled to a priority right of repayment for providing the additional funding. ECD and CTTV will each continue to own a 50 percent interest in Cobasys, subject to adjustment under certain circumstances.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE B - Financings (Continued)
-------------------------------

      In addition, CTTV transferred to ECD its interest in Ovonic Hydrogen in consideration of relieving CTTV of any continuing obligations to fund Ovonic Hydrogen. ECD received $4,675,000 from CTTV for payment of restructuring fees. The $4,675,000 received from CTTV was $2,266,000 (net of tax) in excess of restructuring costs through December 31, 2004. The Company has recognized this as an extraordinary item (gain) in the three months and six months ended December 31, 2004.

      The hydrogen business unit was renamed Ovonic Hydrogen Systems LLC and ECD will fund Ovonic Hydrogen on a reduced level. It will focus on continuing to commercialize small portable metal hydride storage systems that have current and near-term market applications while continuing to develop and commercialize ECD's proprietary reversible solid metal hydride-based low-pressure hydrogen storage systems for longer-term stationary, transportation and infrastructure applications.

Settlement Agreement
--------------------

      In July 2004, ECD and Cobasys entered into a settlement agreement with MEI, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

      As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,095 and $476,190 as revenues from license and other agreements in the three months and six months ended December 31, 2004, respectively, in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys made an $8 million distribution each to Ovonic Battery and CTTV representing a partial reimbursement of legal expenses in the six months ended December 31, 2004. The Company recorded this $8 million as a distribution from joint venture in the six months ended December 31, 2004.

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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable
----------------------------

                                                    December 31,     June 30,
                                                        2004           2004
                                                    ------------   ------------
Long-term contracts accounted for under
   percentage-of-completion accounting
      Amounts billed to customers
           Commercial customers                     $      3,508   $    505,008

Long-term contracts not accounted for under
   percentage-of-completion accounting
      Amounts earned which are billed in
         the subsequent month
           U.S. Government                               714,544        369,322
           Commercial customers                           36,819        102,638
                                                    ------------   ------------
                                                         751,363        471,960
      Amounts billed
           U.S. Government                               630,600      1,229,432
                                                    ------------   ------------
               Sub-total                               1,381,963      1,701,392

Amounts unbilled for other than long-term contracts
           Commercial customers                        2,142,133      1,762,282

Amounts billed for other than long-term contracts
           U.S. Government                                   148        145,936
           Commercial customers                        9,089,521      8,889,482
                                                    ------------   ------------
               Sub-total                               9,089,669      9,035,418
Allowance for uncollectible accounts                    (404,000)      (274,000)
                                                    ------------   ------------
               TOTAL                                $ 12,213,273   $ 12,730,100
                                                    ============   ============

      Certain contracts with the U.S. Government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,447 are included in long-term other assets at December 31, 2004 and at June 30, 2004. Most U.S. Government contracts remain subject to audit.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                   December 31,      June 30,
                                                       2004            2004
                                                   ------------    ------------
  Amounts earned which are billed in the
    subsequent month on long-term contracts
        Cobasys                                     $   22,057      $  623,551
        Ovonic Hydrogen Systems                           -          1,329,194
                                                    ----------      ----------
            Sub-total                                   22,057       1,952,745
  Amounts billed
        Cobasys                                        184,043           7,393
  Other unbilled
        ChevronTexaco Technology Ventures                2,591          38,875
        Ovonyx                                          23,079          17,237
                                                    ----------      ----------
            Sub-total                                   25,670          56,112
  Other billed
        ChevronTexaco Technology Ventures               39,256         121,376
        Ovonyx                                          21,776          16,850
        Cobasys                                          1,760            -
        Ovonic Hydrogen Systems                           -             25,593
                                                    ----------      ----------
            Sub-total                                   62,792         163,819
                                                    ----------      ----------
            TOTAL                                   $  294,562      $2,180,069
                                                    ==========      ==========

NOTE D - Inventories
--------------------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, metal hydride materials and battery packs are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

      Inventories (principally for United Solar Ovonic) are as follows:

                                   December 31,       June 30,
                                       2004             2004
                                   ------------      ------------
         Finished products         $  1,575,018      $  3,511,730
         Work in process              3,000,946         4,060,923
         Raw materials                9,121,825         6,079,062
                                   ------------      ------------
                                   $ 13,697,789      $ 13,651,715
                                   ============      ============

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

Cobasys

      In July 2001, Ovonic Battery and CTTV, a unit of ChevronTexaco, formed a strategic alliance (Cobasys LLC). ChevronTexaco has agreed to invest up to $160,000,000 ($157,000,000 of which has been received as of December 31, 2004) to match the Company's technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by CTTV.

      On December 2, 2004, as part of its focus on its core businesses, ECD entered into a series of agreements with CTTV and Cobasys to expand the scope of licenses granted to Cobasys at the time of the formation of the joint venture in July 2001 (see Note B of Notes to Consolidated Financial Statements).

      In July 2004, ECD and Cobasys entered into a settlement agreement with MEI, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

      The Company recorded revenues from Cobasys of $592,000 and $1,067,000 for the three months and six months ended December 31, 2004, respectively, and $1,935,000 and $3,351,000 for the three months and six months ended December 31, 2003, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work). The Company recorded revenues of zero and $34,000 for the three months and six months ended December 31, 2004 and revenues of zero and $2,000 for the three months and six months ended December 31, 2003, respectively, for products sold to Cobasys.

      The Company also recorded revenues from Cobasys of zero and $45,000 for the three months and six months ended December 31, 2004, respectively, and $45,000 and $90,000 for the three months and six months ended December 31, 2003, respectively, for rent of a portion of one of the Company's facilities.

      The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          COBASYS LLC AND SUBSIDIARY

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                    December 31,                   December 31,
                                                2004            2003            2004            2003
                                            ------------    ------------    ------------    ------------
Revenue
  Product and prototype revenues            $    200,986    $    367,190    $    419,040    $    554,164
  Contract research revenue                      300,976       1,682,927         357,565       2,009,989
  Licensing revenue                              460,714           -             952,381           -
                                            ------------    ------------    ------------    ------------
     Total Revenue                               962,676       2,050,117       1,728,986       2,564,153

Expenses
  Cost of product and prototype revenues       1,431,834         984,542       2,769,935       2,600,047
  Research and development costs               4,841,633       5,397,557       7,414,573       8,685,404
  Sales and marketing costs                      578,803         735,097       1,228,347       1,504,338
  General and administrative costs             1,449,637       1,280,271       2,886,302       2,220,213
  Depreciation and amortization                  769,142         669,269       1,489,061       1,341,642
                                            ------------    ------------    ------------    ------------
     Total Expenses                            9,071,049       9,066,736      15,788,218      16,351,644
                                            ------------    ------------    ------------    ------------
Net Loss                                    $ (8,108,373)   $ (7,016,619)   $(14,059,232)   $(13,787,491)
                                            ============    ============    ============    ============


               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                          COBASYS LLC AND SUBSIDIARY

                                BALANCE SHEETS
                                --------------

                                                  December 31,      June 30,
                                                      2004            2004
                                                  -------------   -------------
                                                   (Unaudited)
Assets
 Current Assets:
    Cash and cash equivalents ($3,018,872
      of which is restricted as of
      December 31, 2004)                          $   6,994,471   $   1,305,873
    Accounts receivable                                 838,280         769,444
    Inventories                                       4,493,853       3,825,704
    Prepaid expenses                                     99,372          50,740
                                                  -------------   -------------
         Total Current Assets                        12,425,976       5,951,761
 Net Property and Equipment                          32,888,786      28,091,071
 Other Assets:
    Cash surrender value of life insurance              342,830         316,302
                                                  -------------   -------------
         Total Assets                             $  45,657,592   $  34,359,134
                                                  =============   =============

Liabilities and Members' Capital
 Current Liabilities:
    Accounts payable                              $   1,317,198   $   1,424,092
    Accounts payable, related party                     184,000       1,300,175
    Accrued expenses                                  2,652,326       1,453,034
    Deferred revenues                                 1,904,762         166,145
                                                  -------------   -------------
         Total Current Liabilities                    6,058,286       4,343,446

    Deferred revenue - noncurrent                    17,142,857           -

Members' Capital:
    Members' interest                               140,585,464     134,085,471
    Loss accumulated during the
      development stage                            (118,129,015)   (104,069,783)
                                                  -------------   -------------
         Total Members' Capital                      22,456,449      30,015,688
                                                  -------------   -------------
         Total Liabilities and Members' Capital   $  45,657,592   $  34,359,134
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

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003 and a $100,000 payment in December 2004. ECD recorded its $1,150,000 investment in Ovonyx and accounts for this investment on the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,150,000 investment. In each of the three months and six months ended December 31, 2004, ECD recorded an equity loss of $100,000; and in the three months and six months ended December 31, 2003, ECD recorded an equity loss of $304,000 and $548,000, respectively, related to its investment in Ovonyx.

      ECD recorded revenues from Ovonyx of $62,000 and $125,000, respectively, for the three months and six months ended December 31, 2004 and $34,000 and $71,000, respectively, for the three months and six months ended December 31, 2003, representing services provided to this joint venture.

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

      GE informed ECD that additional funding after January 3, 2003 was
suspended.   ECD is considering how to best position the joint venture in order to meet the needs of the marketplace, and secure new equity investors and strategic partners to fund the joint venture's operations. As the next business step, we are seeking to secure a partner that is a leader in the storage media industry to facilitate the commercialization and funding of our technology. In the interim, ECD is directly funding continued product development activities for this technology at a reduced level.

Investments in Rare Earth Ovonic

      During the year ended June 30, 2000, ECD and Ovonic Battery signed agreements with Rare Earth High-Tech of Inner Mongolia, China. The agreements called for the creation of three joint ventures for manufacturing and licensing of advanced NiMH battery technology, alloy powders, and production equipment, all for certain battery applications for NiMH batteries. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

      At December 31, 2004, the Company reviewed its revenues and cost estimates for its Rare Earth Ovonic joint ventures in connection with its investment ($1,710,000) in Rare Earth Ovonic. Based upon these estimates, the Company took an impairment charge of $1,710,000 as of December 31, 2004.

      Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of December 31, 2004, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue for these contracts at December 31, 2004 of approximately $2,668,000.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE F - Liabilities
--------------------

Warranty Liability
------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2004 and 2003:

                                                       Six Months Ended
                                                         December 31,
                                                     2004           2003
                                                 ------------   ------------
        Liability beginning of the period        $ 1,945,934    $ 2,990,661
        Amounts accrued for as warranty costs       (253,712)    (1,234,927)
        Warranty claims                             (106,628)      (130,000)
                                                 -----------    -----------
        Liability at December 31                 $ 1,585,594    $ 1,625,734
                                                 ===========    ===========

      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 2003 for United Solar Ovonic and the years ended June 30, 2000 through June 30, 2002 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $1,682,000 and $1,847,000 at December 31, 2004 and June 30, 2004, respectively, related to these issues.

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE G - Nonrefundable Advance Royalties
----------------------------------------

      At December 31 and June 30, 2004, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                     December 31,     June 30,
                                        2004            2004
                                     -----------     -----------
              Battery                $   435,902     $ 1,560,902
              Optical memory             724,168       1,431,660
                                     -----------     -----------
                                     $ 1,160,070     $ 2,992,562
                                     ===========     ===========

      Creditable royalties earned and recognized as revenue were:

                                            December 31,
                                        2004             2003
                                     -----------      ----------
              Three months ended     $   697,123      $  12,202
              Six months ended       $ 1,832,492      $  20,727

      Included in creditable royalties earned and recognized as revenues in the three months and six months ended December 31, 2004 are $686,000 and $1,811,000, respectively, related to advance royalty payments made by licensees to the Company associated with license agreements under which the licensees no longer have contractual obligations to make payments.

      There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and Other Agreements
-------------------------------------------

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

              ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and Other Agreements (Continued)
-------------------------------------------------------

      A summary of all of the Company's revenues follows.

                                         Three Months Ended             Six Months Ended
                                            December 31,                    December 31,
                                        2004            2003            2004            2003
                                     -----------     -----------     -----------     -----------
Product sales
    Photovoltaics                    $11,235,026     $ 6,633,927     $24,211,343     $11,355,254
    Machine building
      and equipment sales             (2,667,924)*       238,916      (1,598,035)*     1,968,796
    Nickel hydroxide and metal
      hydride materials                  299,440         491,556         358,300         741,467
                                     -----------     -----------     -----------     -----------
Total product sales                  $ 8,866,542     $ 7,364,399     $22,971,608     $14,065,517
                                     ===========     ===========     ===========     ===========
Royalties
    Battery technology               $   782,482     $   595,887     $ 2,348,455     $ 1,046,315
    Optical memory/microelectronics      714,759          13,373         727,759          22,444
                                     -----------     -----------     -----------     -----------
Total royalties                      $ 1,497,241     $   609,260     $ 3,076,214     $ 1,068,759
                                     ===========     ===========     ===========     ===========
Revenues from product
  development agreements
    Photovoltaics                    $ 2,497,970     $ 2,448,356     $ 4,676,583     $ 4,980,480
    Battery technology                       148         473,564             148         894,558
    Optical                              355,228         121,076         485,585         121,076
    Solid hydrogen storage systems       123,241         133,049         147,973         133,049
    Other                                400,834         111,869         861,581         130,546
                                     -----------     -----------     -----------     -----------
                                       3,377,421       3,287,914       6,171,870       6,259,709
Revenues from product development
  agreements - related parties
    Battery technology                   592,360       1,934,552       1,067,267       3,351,086
    Solid hydrogen storage systems     1,446,217       2,313,366       4,088,924       4,763,701
                                     -----------     -----------     -----------     -----------
                                       2,038,577       4,247,918       5,156,191       8,114,787
                                     -----------     -----------     -----------     -----------
Total revenues from product
  development agreements             $ 5,415,998     $ 7,535,832     $11,328,061     $14,374,496
                                     ===========     ===========     ===========     ===========
License and other agreements
    Battery technology               $79,770,095     $    25,000     $80,008,190     $    75,000
                                     ===========     ===========     ===========     ===========

------------------------------
  * Reflects adjustment in percentage of completion revenues as of December 31, 2004. (See Note E of Notes to Consolidated
    Financial Statements.)

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development
--------------------------------------------------------------------
Agreements and License and Other Agreements (Continued)
-------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:


                           Three Months Ended             Six Months Ended
                               December 31,                  December 31,
                           2004           2003           2004           2003
                       ------------   ------------   ------------   ------------

     United States     $ 91,201,148   $ 10,954,112   $104,435,598   $ 21,781,682
     Germany              3,517,522      1,618,282      7,730,997      1,723,996
     China               (2,648,808)*      125,460     (1,563,637)*    1,914,046
     Other Countries      3,654,037      2,975,988      7,272,731      4,459,253
                       ------------   ------------   ------------   ------------
                       $ 95,723,899   $ 15,673,842   $117,875,689   $ 29,878,977
                       ============   ============   ============   ============
--------------------
 * See Note E of Notes to Consolidated Financial Statements.

      In the three months and six months ended December 31, 2004, the license fees of $238,000 and $476,000, respectively, resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note B of Notes to Consolidated Financial Statements). In the three months ended December 31, 2003, Ovonic Battery entered into a license agreement with Mcnair-tech Co., Ltd. of China ($50,000). In addition, in the six months ended December 31, 2003, Ovonic Battery entered into a license agreement with Linghao Battery in China ($25,000).

NOTE I - Business Segments
--------------------------

      The Company has three business segments: Ovonic Battery, United Solar Ovonic and the parent company, ECD. Ovonic Battery is involved in developing and commercializing NiMH Ovonic consumer battery technology. United Solar Ovonic is involved in manufacturing and selling photovoltaic products. ECD is involved in microelectronics, fuel cells, hydrogen storage, catalysis, photovoltaics technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

      The Company's operations by business segments were as follows:

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE I - Business Segments (Continued)
--------------------------------------

                      Financial Data by Business Segment
                      ----------------------------------
                                (in thousands)

                                 United Solar                  Ovonic      Consolidating
                                    Ovonic         ECD         Battery        Entries     Consolidated
                                 ------------  ------------  ------------  -------------  ------------
Revenues
    Three months ended
      December 31, 2004          $  13,490     $   3,971     $ 78,848      $    (585)     $  95,724
      December 31, 2003              8,918         3,806        3,688           (738)        15,674

    Six months ended
      December 31, 2004          $  28,582     $   8,044     $ 82,259      $  (1,009)     $ 117,876
      December 31, 2003             15,858         7,553        8,006         (1,538)        29,879

Operating Income (Loss)
    Three months ended
      December 31, 2004          $  (1,906)    $  (5,026)    $ 74,237      $     260      $  67,565
      December 31, 2003             (3,038)       (5,644)      (5,203)           798        (13,087)

    Six months ended
      December 31, 2004          $  (2,538)    $  (9,802)    $ 72,769      $     637      $  61,066
      December 31, 2003             (7,152)      (12,460)      (9,678)         1,790        (27,500)

Interest Income
    Three months ended
      December 31, 2004          $       6     $     791     $   -         $    (689)     $     108
      December 31, 2003                  3           972         -              (718)           257

    Six months ended
      December 31, 2004          $      14     $   1,559     $   -         $  (1,388)     $     185
      December 31, 2003                  7         1,509         -              (943)           573

Interest Expense*
    Three months ended
      December 31, 2004          $     924     $    -        $   -         $    (689)     $     235
      December 31, 2003              1,063           189         -              (659)           593

    Six months ended
      December 31, 2004          $   1,859     $    -        $   -         $  (1,388)     $     471
      December 31, 2003              2,081           373         -            (1,618)           836

Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      December 31, 2004          $    -        $    (100)    $   -         $    -         $    (100)
      December 31, 2003               -             (304)        -              -              (304)

    Six months ended
      December 31, 2004          $    -        $    (100)    $   -         $    -         $    (100)
      December 31, 2003               -             (548)        -              -              (548)



               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE I - Business Segments (Continued)
--------------------------------------

                                 United Solar                  Ovonic      Consolidating
                                    Ovonic         ECD         Battery        Entries     Consolidated
                                 ------------  ------------  ------------  -------------  ------------
Depreciation Expense
    Six months ended
      December 31, 2004          $   2,689     $   1,129     $    257      $    -         $   4,075
      December 31, 2003              2,619         1,120          355           -             4,094

Capital Expenditures
    Six months ended
      December 31, 2004          $     567     $      60     $    103      $    -         $     730
      December 31, 2003                571           149           89           -               809

Investments in and Advances
  to Equity Method Investees
    Six months ended
      December 31, 2004          $    -        $    -        $   -         $    -         $    -
      December 31, 2003               -               96         -              -                96

Identifiable Assets
    Six months ended
      December 31, 2004          $  78,054     $ 145,130     $  4,504      $(105,075)     $ 122,613
      December 31, 2003            122,321       140,970        9,206       (129,263)       143,234


-----------------------
*  Excludes intercompany interest between ECD and Ovonic Battery.

               ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE J - Other Comprehensive Income (Loss)
------------------------------------------

The Company's total comprehensive income (loss) was as follows:

                                            Three Months Ended              Six Months Ended
                                               December 31,                    December 31,
                                           2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------
Net Income (Loss)                      $ 67,137,312    $(13,416,425)   $ 68,485,264    $(27,698,008)
OTHER COMPREHENSIVE INCOME
  (LOSS) (net of taxes):
    Unrealized holding gains arising
      during period                          -               -               -               -
    Less: reclassification
      adjustments for gains realized
      in net income                          -               68,053          -              431,153
                                       ------------    ------------    ------------    ------------
Net unrealized gains (losses)                -              (68,053)         -             (431,153)
Foreign currency translation
  adjustments                                76,733         126,591          56,582          74,005
                                       ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)            $ 67,214,045    $(13,357,887)   $ 68,541,846    $(28,055,156)
                                       ============    ============    ============    ============

      The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $306,981 and $250,399 at December 31, 2004 and June 30, 2004, respectively.

      For the three months ended December 31, 2004 and 2003, the effect from foreign currency transactions was a gain of $262,617 and $199,704, respectively. For the six months ended December 31, 2004 and 2003, the effect from foreign currency transactions was a gain of $274,420 and $130,877, respectively.

NOTE K - Income Taxes
---------------------

      Due to the transaction with CTTV (see Note A of Notes to Consolidated Financial Statements) and the recognition of $79,532,000 in revenue from the license with Cobasys, it is estimated that the Company will have an alternative minimum tax liability. The Company has used the effective alternative minimum tax rate of 1.52% in computing the income tax expense as of December 31, 2004.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of results to be expected in future periods.

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

      We have based these forward-looking statements on our current expectations with respect to future events and occurrences. Investors are cautioned that our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

   (o) we have a history of losses, our future profitability is uncertain, and our financial statements are subject to a going concern explanatory paragraph by our independent registered public accounting firm;

   (o) we need to obtain debt or additional equity financing to continue to operate our business and financing may be unavailable, reduce our stock price or be available only on disadvantageous terms;

   (o) we have disclosed several material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our stock;

   (o) our revenues are dependent upon licensing arrangements and joint ventures, and our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

   (o) we receive a significant portion of our revenues from a small number of customers;

   (o) we may be unable to continue to protect and maintain the proprietary nature of our technology, or to convince others of the necessity of licensing our technology without litigation;

   (o) other companies may be successful in asserting patent infringement or other claims against us which prevent us from commercializing products based on our technology or which force us to make royalty or other payments to competitors;

   (o) other companies may develop competing technologies which cause our technology to become obsolete or noncompetitive;

   (o) our ability to succeed will be dependent upon our ability to successfully implement our business plan, as to which no assurance can be given;

   (o) we may experience performance problems with key suppliers or subcontractors;

   (o) adverse changes may occur in general economic conditions or in political or competitive forces affecting our business;

   (o)   competition may increase in our industry or markets;

   (o) our government product development or research contracts may be terminated by unilateral government action, or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed;

   (o) we may become subject to legal or regulatory proceedings which may reach unfavorable resolutions;

   (o) there may be adverse changes in the securities markets which affect the price of our stock;

   (o) we may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business;

   (o) our product development and commercialization programs involve a number of uncertainties and we may never generate sufficient revenues to become profitable;

   (o) we may not achieve the designed output capabilities of certain manufacturing equipment designed and built by us;

   (o) we rely on collaborative relationships and termination of any of these relationships and the underlying contracts could reduce the financial resources available to us, including future revenues;

   (o) some of our key technologies have not been used to produce commercial products and may not be capable of producing such products;

   (o) our commercialization programs will require substantial additional future funding which could hurt our operational and financial condition;

   (o) future sales of our securities may depress the price of our securities; or

   (o) our securities may not allow our holders to receive a return on such securities other than through the sale of the securities.

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

                            Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 2003
-----------------

Overview
--------

      The Company had net income of $67,137,000 on revenues of $95,724,000 in the three months ended December 31, 2004 compared to a net loss of $13,416,000 on revenues of $15,674,000 in the three months ended December 31, 2003.

      The table below summarizes the Company's operating results (in thousands):

                                                                Operating
                                      Revenues                Profit/(Loss)
                               -----------------------    ----------------------
         Segment                  2004         2003          2004        2003
--------------------------     ----------   ----------    ----------  ----------
United Solar Ovonic            $ 13,490     $  8,918      $ (1,906)    $ (3,038)
Energy Conversion Devices         3,971        3,806        (5,026)      (5,644)
Ovonic Battery                   78,848        3,688        74,237       (5,203)
Consolidating Entries              (585)        (738)          260          798
                               --------     --------      --------     --------
Consolidated                   $ 95,724     $ 15,674        67,565      (13,087)
                               ========     ========
Other Income (Expense)                                      (1,669)        (329)
Income Taxes                                                (1,025)        -
Extraordinary Item                                           2,266         -
                                                          --------     --------
Net Income (Loss)                                         $ 67,137     $(13,416)
                                                          ========     ========
United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment had a decreased operating loss in 2004 versus 2003 primarily due to significantly higher revenues and the impact of cost reductions in 2004.

      United Solar Ovonic's 2004 revenues increased by $4,572,000 from increased product sales. Photovoltaic sales increased by 69% to $11,235,000 for 2004 from $6,634,000 for 2003.

      Gross loss on United Solar Ovonic's product sales was $220,000 in 2004 compared to a gross loss of $1,524,000 in 2003 because of higher sales and lower material costs.

      United Solar Ovonic's revenues from product development agreements in the three months ended December 31, 2004 were $2,255,000 compared to $2,285,000 in 2003.

      Revenues from product development agreements for the United Solar Ovonic segment in 2004 funded 99% of its cost of product development. Revenues from product development agreements decreased by $30,000 and spending increased by $280,000, resulting in an increase of $310,000 in net cost of product development.

                                                        Three Months Ended
                                                            December 31,
                                                        2004           2003
                                                     ----------     ----------
     Cost of revenues from product development
        agreements                                   $1,308,000     $1,602,000
     Product development and research                   967,000        393,000
                                                     ----------     ----------
            Total cost of product development         2,275,000      1,995,000
     Revenues from product development agreements     2,255,000      2,285,000
                                                     ----------     ----------
            Net cost of product development          $   20,000     $ (290,000)
                                                     ==========     ==========

      The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

      United Solar Ovonic's operating, general and administrative expenses (net of allocations) decreased by $142,000 in 2004 as a result of reductions in 2004 in the number of employees, in other employee-related costs and in warranty expense, partially offset by reduced allocations ($52,000) to cost of product development in 2004.

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had a decreased operating loss in 2004 versus 2003, primarily due to an increase in the segment's revenues, an increase from royalties and other revenues, and the impact of ECD's cost-containment program.

      ECD's revenues from product development agreements decreased in the three months ended December 31, 2004 to $3,012,000 from $3,552,000 in the three months ended December 31, 2003 due to lower revenues from Ovonic Hydrogen ($1,446,000 in 2004 versus $2,313,000 in 2003) partially offset by new contracts with the National Institute of Standards and Technology (NIST) ($599,000 in 2004 versus $173,000 in 2003).

      Revenues from product development agreements for the ECD segment for the three months ended December 31, 2004 funded 45% of this segment's cost of product development. Revenues from product development agreements decreased by $540,000 and spending increased by $6,000, resulting in an increase of $546,000 in net cost of product development.

                                                        Three Months Ended
                                                            December 31,
                                                        2004           2003
                                                     ----------     ----------
     Cost of revenues from product development
        agreements                                   $3,057,000     $3,524,000
     Product development and research                 3,670,000      3,197,000
                                                     ----------     ----------
            Total cost of product development         6,727,000      6,721,000
     Revenues from product development agreements     3,012,000      3,552,000
                                                     ----------     ----------
            Net cost of product development          $3,715,000     $3,169,000
                                                     ==========     ==========

      Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. ECD is also developing a unique three-terminal Ovonic threshold/memory device technology to have high-speed, high-current capabilities. Additionally, ECD continued the development of the Ovonic regenerative fuel cell, which is a fundamentally new approach to fuel cell technology and, effective December 2, 2004, continued the development of Ovonic Hydrogen.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $203,000 in the three months ended December 31, 2004 compared with $140,000 in the three months ended December 31, 2003.

      ECD's operating, general and administrative expenses (net of allocations) were $1,533,000 in 2004 compared to $1,944,000 in 2003. The decrease in the net expense for 2004 was due to reductions in 2004 in the cost of outside services and communications.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had an operating income in 2004 versus an operating loss in 2003 primarily resulting from a license agreement, and the recognition of revenue of $79,532,000 in 2004 as described in Note B of Notes to Consolidated Financial Statements.

      The increase in Ovonic Battery's revenues was primarily due to the aforementioned license agreement, partially offset by reduced equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys.

      Equipment sales revenues decreased to a negative $2,668,000 in 2004 from $159,000 in 2003, primarily due to the cumulative revenue adjustment of $2,668,000 in connection with a review of its estimates to complete the equipment on the Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment and a reduction in the estimated margin from 12% to 8%. Sales of nickel hydroxide were $254,000 in 2004 versus $480,000 in 2003 as sales to the primary customer were affected by a temporary plant closure and an accumulation of inventory by the customer. The loss on product sales increased to $3,682,000 in 2004 from $445,000 in 2003 due to Ovonic Battery's reduction in revenues on the Rare Earth Ovonic contract.

      Ovonic Battery's revenues from product development agreements in the three months ended December 31, 2004 decreased to $592,000 from $2,408,000 in the three months ended December 31, 2003, primarily due to reduced activities with Cobasys ($592,000 in 2004 compared to $1,935,000 in 2003) as Cobasys moves into its commercialization phase.

      Revenues from product development agreements for the Ovonic Battery segment in the three months ended December 31, 2004 funded 21% of Ovonic Battery's cost of product development as Ovonic Battery significantly reduced its spending on product development. Revenues from product development agreements decreased by $1,816,000 and spending decreased by $1,077,000, resulting in an increase of $739,000 in net cost of product development.

                                                        Three Months Ended
                                                            December 31,
                                                        2004           2003
                                                     ----------     ----------
     Cost of revenues from product development
        agreements                                   $  582,000     $2,588,000
     Product development and research                 2,205,000      1,276,000
                                                     ----------     ----------
            Total cost of product development         2,787,000      3,864,000
     Revenues from product development agreements       592,000      2,408,000
                                                     ----------     ----------
            Net cost of product development          $2,195,000     $1,456,000
                                                     ==========     ==========

      Royalties increased 31% to $782,000 in the three months ended December 31, 2004 from $596,000 in the three months ended December 31, 2003 due to increased royalties earned on the sale of hybrid electric vehicle batteries in 2004.

      Revenues from license and other agreements increased to $79,770,000 in the three months ended December 31, 2004 from $25,000 in the three months ended December 31, 2003. The 2004 license fees result from the recognition of revenue of $79,532,000 as a license fee (see Note B of Notes to Consolidated Financial Statements) and the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). The 2003 license fee resulted from a license to Linghao Battery of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Patent expenses were incurred in 2004 and 2003 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $373,000 in the three months ended December 31, 2004 from $3,536,000 in the three months ended December 31, 2003, principally due to lower patent defense costs ($16,000 in 2004 versus $3,360,000 in 2003) for the protection of the Company's NiMH battery patents and technology.

      Ovonic Battery's operating, general and administrative expenses (net of allocations) decreased due to reductions in 2004 in the cost of outside services and facilities.

Other Income/Expense
--------------------

      The $1,340,000 decrease in other income (net) ($1,669,000 loss in 2004 compared to $329,000 loss in 2003) resulted primarily from the impairment loss ($1,710,000) in the Company's investment in Rare Earth Ovonic (see Note E of Notes to Consolidated Financial Statements).

Six Months Ended December 31, 2004 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 2003
-----------------

Overview
--------

      The Company had net income of $68,485,000 on revenues of $117,876,000 in the six months ended December 31, 2004 compared to a net loss of $27,698,000 on revenues of $29,879,000 in the six months ended December 31, 2003.

      The table below summarizes the Company's operating results (in thousands) for the six months ended December 31, 2004 and 2003.

                                                                Operating
                                      Revenues                Profit/(Loss)
                               -----------------------    ----------------------
         Segment                  2004         2003          2004        2003
--------------------------     ----------   ----------    ----------  ----------
United Solar Ovonic            $  28,582    $  15,858     $ (2,538)   $ (7,152)
Energy Conversion Devices          8,044        7,553       (9,802)    (12,460)
Ovonic Battery                    82,259        8,006       72,769      (9,678)
Consolidating Entries             (1,009)      (1,538)         637       1,790
                               ---------    ---------     --------    --------
Consolidated                   $ 117,876    $  29,879       61,066     (27,500)
                               =========    =========
Other Income (Expense)                                       6,178        (198)
Income Taxes                                                (1,025)       -
Extraordinary Item                                           2,266        -
                                                          --------    --------
Net Income (Loss)                                         $ 68,485    $(27,698)
                                                          ========    ========
United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment had a decreased operating loss in 2004 versus 2003 primarily due to significantly higher revenues and the impact of cost reductions in 2004.

      United Solar Ovonic's 2004 revenues increased by $12,724,000 from increased product sales, partially offset by lower revenues from product development agreements. Photovoltaic sales increased by 113% to $24,211,000 for 2004 from $11,355,000 for 2003.

      Gross margin on United Solar Ovonic's product sales improved to $389,000 in 2004 compared to a gross loss of $3,285,000 in 2003 because of higher sales and lower material costs.

      United Solar Ovonic's revenues from product development agreements in the six months ended December 31, 2004 decreased to $4,201,000 compared to $4,503,000 in 2003 primarily due to reduced revenues from its $15.5 million Air Force Contract to develop new solar technology to be used in space and airship vehicles ($3,385,000 in 2004 compared to $3,874,000 in 2003).

      Revenues from product development agreements for the United Solar Ovonic segment in 2004 funded 96% of its cost of product development. Revenues from product development agreements decreased by $302,000 and spending increased by $194,000, resulting in an increase of $496,000 in net cost of product development.

                                                         Six Months Ended
                                                            December 31,
                                                        2004           2003
                                                     ----------     ----------
     Cost of revenues from product development
        agreements                                   $2,917,000     $3,250,000
     Product development and research                 1,453,000        926,000
                                                     ----------     ----------
             Total cost of product development        4,370,000      4,176,000
     Revenues from product development agreements     4,201,000      4,503,000
                                                     ----------     ----------
             Net cost of product development         $  169,000     $ (327,000)
                                                     ==========     ==========

      The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

      United Solar Ovonic's operating, general and administrative expenses (net of allocations) decreased by $1,260,000 in 2004 as a result of reductions in 2004 in the number of employees, in other employee-related costs and in warranty expense, partially offset by reduced allocations ($215,000) to cost of product development in 2004.

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had a decreased operating loss in 2004 versus 2003, primarily due to a decrease in the net cost of product development in 2004, an increase in ECD segment's revenues due to an increase in royalty revenue, and the impact of ECD's cost-containment program.

      ECD's revenues from product development agreements decreased in the six months ended December 31, 2004 to $6,855,000 from $7,090,000 in the six months ended December 31, 2003 due to lower revenues from Ovonic Hydrogen ($4,089,000 in 2004 versus $4,764,000 in 2003), partially offset by contracts with NIST ($1,190,000 in 2004 versus $173,000 in 2003).

      Revenues from product development agreements for the ECD segment for the six months ended December 31, 2004 funded 49% of this segment's cost of product development. Revenues from product development agreements decreased by $235,000 and spending decreased by $911,000, resulting in a decrease of $676,000 in net cost of product development.

                                                         Six Months Ended
                                                           December 31,
                                                        2004          2003
                                                     ----------    ----------

     Cost of revenues from product development
        agreements                                   $6,949,000    $6,804,000
     Product development and research                 7,117,000     8,173,000
                                                     ----------    ----------
             Total cost of product development       14,066,000    14,977,000
     Revenues from product development agreements     6,855,000     7,090,000
                                                     ----------    ----------
             Net cost of product development         $7,211,000    $7,887,000
                                                     ==========    ==========

      In the six months ended December 31, 2004, the Company reduced its spending in Ovonic Media ($325,000), fuel cell ($895,000) and hydrogen ($386,000) compared to spending in the six months ended December 31, 2003.

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

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $388,000 in the six months ended December 31, 2004 compared with $306,000 in the six months ended December 31, 2003.

      ECD's operating, general and administrative expenses (net of allocations) were $2,422,000 in 2004 compared to $3,065,000 in 2003. The decrease in the net expense for 2004 was due to reductions in 2004 in the cost of outside services and communications.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had an operating income in 2004 versus an operating loss in 2003, primarily from a license agreement and the recognition of revenue of $79,532,000 in 2004.

      The increase in Ovonic Battery's revenues was primarily the recognition of revenue of $79,532,000 from a license agreement in 2004, partially offset by a decrease in equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys.

      Equipment sales revenues decreased to negative $1,240,000 in 2004 from $2,630,000 in 2003, primarily due to the cumulative revenue adjustment of $2,668,000 in connection with a review of its estimates to complete the equipment on the Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment and a reduction in the estimated margin from 12% to 8% resulting in negative revenue of

$1,598,000 in 2004 compared to revenue of $1,889,000 in 2003). Sales of nickel hydroxide were $254,000 in 2004 versus $715,000 in 2003 as sales to the primary customer were affected by a temporary plant closure and an accumulation of inventory by the customer. The loss on product sales increased to negative $4,011,000 in 2004 from negative $903,000 in 2003 due to Ovonic Battery's reduction in revenues on the Rare Earth Ovonic contracts.

      Ovonic Battery's revenues from product development agreements in the six months ended December 31, 2004 decreased to $1,067,000 from $4,246,000 in the six months ended December 31, 2003, primarily due to reduced activities with Cobasys ($1,067,000 in 2004 compared to $3,351,000 in 2003) as Cobasys moves into its commercialization phase.

      Revenues from product development agreements for the Ovonic Battery segment in the six months ended December 31, 2004 funded 20% of Ovonic Battery's cost of product development as Ovonic Battery significantly reduced its spending on product development. Revenues from product development agreements decreased by $3,179,000 and spending decreased by $2,741,000, resulting in an increase of $438,000 in net cost of product development.

                                                         Six Months Ended
                                                            December 31,
                                                        2004           2003
                                                     ----------     ----------
     Cost of revenues from product development
        agreements                                   $1,045,000     $4,539,000
     Product development and research                 4,320,000      3,567,000
                                                     ----------     ----------
            Total cost of product development         5,365,000      8,106,000
     Revenues from product development agreements     1,067,000      4,246,000
                                                     ----------     ----------
            Net cost of product development          $4,298,000     $3,860,000
                                                     ==========     ==========

      Royalties increased 124% to $2,348,000 in the six months ended December 31, 2004 from $1,046,000 in the six months ended December 31, 2003 due to the recognition of $1,125,000 related to an advance royalty payment made by a licensee to the Company in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments and increased royalties earned on the sale of hybrid electric vehicle batteries in 2004.

      Revenues from license and other agreements increased to $80,008,000 in the six months ended December 31, 2004 from $75,000 in the six months ended December 31, 2003. The 2004 license fees result from the recognition of revenues of $79,532,000 as a license fee and the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see
Note B of Notes to Consolidated Financial Statements). The 2003 license fees resulted from licenses to Linghao Battery and Mcnair-tech Co., Ltd. of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Patent expenses were incurred in 2004 and 2003 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $812,000 in the six months ended December 31, 2004 from $5,837,000 in the six months ended December 31, 2003, principally due to lower patent defense costs ($189,000 in 2004 versus $5,471,000 in 2003) for the protection of the Company's NiMH battery patents and technology.

      Ovonic Battery's operating, general and administrative expenses (net of allocations) decreased due to reductions in 2004 in the cost of outside services and facilities.

Other Income/Expense
--------------------

      The $6,376,000 improvement in other income (net) ($6,178,000 income in 2004 compared to $198,000 loss in 2003) resulted primarily from the $8,000,000 distribution received from Cobasys as a distribution from the joint venture associated with the settlement of the patent infringement disputes and counterclaims (see Note B of Notes to Consolidated Financial Statements), partially offset by the impairment loss ($1,710,000) in the Company's investment in Rare Earth Ovonic (see Note E of Notes to Consolidated Financial Statements).

                       Liquidity and Capital Resources

      As of December 31, 2004, the Company had consolidated cash, cash equivalents, and accounts receivable (including $295,000 of amounts due from related parties) of $42,251,000 and had consolidated working capital of $37,247,000.

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

      The restructuring is expected to increase product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

      The core commercial businesses on which the Company is focusing are our wholly owned subsidiary, United Solar Ovonic, and our joint ventures, Cobasys and Ovonyx.

      The December 2004 agreement with CTTV provides a mechanism for additional funding from CTTV to continue the Cobasys expansion. CTTV will be entitled to priority right of repayment for providing the additional funding. ECD and CTTV will each continue to own a 50-percent interest in Cobasys subject to adjustment under certain circumstances.

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2005 to decrease to approximately $16,882,000, compared to $36,678,000 received in the year ended June 30, 2004, due to reduced funding to be received in the year ending June 30, 2005 from ChevronTexaco.

      Our backlog of orders as of December 31, 2004 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $21,853,000 compared to a backlog of $9,166,000 at December 31, 2003. The increase in 2004 was due to an increase in the backlog for United Solar Ovonic. In fiscal 2006, we expect to recognize $3,679,000 of this backlog.

      As of December 31, 2004, the Company had $29,743,000 consolidated cash and cash equivalents ($1,000,000 of which was restricted) consisting of money market funds. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less.

      During the six months ended December 31, 2004, $5,437,000 of cash was generated from operations. The difference between the net income of $68,485,000 and the net cash generated from operations was principally due to the recognition of non-cash revenue of $79,532,000 as a license fee (see Note B of Notes to Consolidated Financial Statements) and reductions in nonrefundable advance royalties, partially offset by deferred nonrefundable patent license fee received from the conclusion of the patent litigation with MEI ($10,000,000), noncash costs (principally depreciation, $4,075,000), changes in nonrefundable advance royalties ($1,832,000) and deferred revenues under business agreements ($894,000) (see Notes A, B and G of Notes to Consolidated Financial Statements).

      In consideration of the expanded license with Cobasys, revised joint venture agreements and the collateralization of certain obligations, ECD received an option to purchase the 4,376,633 shares of ECD Common Stock owned by a subsidiary of ChevronTexaco. The option, exercisable at $4.55 per share and expiring on November 1, 2005, will provide the Company with the added flexibility to secure additional capital required for its future growth.

      The Company spent $730,000 on property, plant and equipment that was placed in service during the six months ended December 31, 2004. In total, the Company expects to spend $2,000,000 for capital expenditures in fiscal 2005, primarily for manufacturing equipment at United Solar Ovonic and for leasehold improvements to the Company's facilities.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $29,738,000 and $13,074,000 of these investments (including cash equivalents) on December 31, 2004 and June 30, 2004, respectively. On December 31 and June 30, 2004, the investments were all maturing on a daily basis. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of December 31, 2004, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

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

      As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, the Company has devised a plan and committed the required resources to address and remediate these material weaknesses prior to our attestation of control effectiveness as of June 30, 2005. This has included the recent retention of a registered public accounting firm to assist in the project direction, execution and external reporting.

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
------    -----------------

      See "Settlement Agreement" under Note B - Financings of the Notes to Consolidated Financial Statements on page 14.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

      At the Annual Meeting of Stockholders (the "Meeting") held on November 18, 2004, the following directors were elected for the ensuing year and until their successors are duly elected and qualified:

                                            For          Withheld
                                         ----------      --------
               Robert C. Stempel         29,325,400       214,011
               Stanford R. Ovshinsky     29,277,312       262,099
               Iris M. Ovshinsky         29,186,940       352,471
               Robert I. Frey            29,447,558        91,853
               William J. Ketelhut       29,438,108       101,303
               Florence I. Metz          29,340,152       199,259
               Stephen Rabinowitz        29,436,453       102,958

      Also approved at the Meeting was the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending June 30, 2005 (with 29,463,443 votes For; 50,088 votes Against; and 25,880
Abstentions).

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

      A.   Exhibits
           --------

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.   Reports on Form 8-K
           -------------------

      During the quarter ended December 31, 2004, the Registrant filed or furnished the following reports on Form 8-K:

        1. On November 5, 2004, we filed a Current Report on Form 8-K for the purpose of filing an amendment to article VIII of our bylaws decreasing the maximum number of our directors to seven effective November 18, 2004.

        2. On November 9, 2004, we filed a Current Report on Form 8-K for the purpose of furnishing our press release announcing the financial results for the quarter ended September 30, 2004.

        3. On December 2, 2004, we filed a Current Report on Form 8-K under Items 1.01, 1.02 and 7.01 relating to a series of agreements entered into by ECD and its subsidiary Ovonic Battery Company, Inc. and certain affiliates of ChevronTexaco Corporation, TRMI Holdings Inc., and ChevronTexaco Technology Ventures LLC.

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


                                      Energy Conversion Devices, Inc.
                                      -------------------------------
                                      (Registrant)



                               By:  /s/ Stephan W. Zumsteg
                                    --------------------------------------------
                                    Stephan W. Zumsteg
Date: February 9, 2005              Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                               By:  /s/ Robert C. Stempel
                                    --------------------------------------------
                                    Robert C. Stempel
Date: February 9, 2005              Chairman and Chief Executive Officer