Form 10-Q
period 2005-03-31
ENERGY CONVERSION DEVICES INC
filed 2005-05-10
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the period ended                     MARCH 31, 2005
                    ------------------------------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------     -----------------------

                 Commission file number        1-8403
                                        ---------------------


                         ENERGY CONVERSION DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                38-1749884
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  2956 Waterview Drive, Rochester Hills, Michigan                48309
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (248) 293-0440
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

                         Yes   X                    No
                             -----                     -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                         Yes   X                    No
                             -----                     -----

      As of May 6, 2005, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 32,585,153 shares of ECD's Common Stock outstanding.


                               Page 1 of 45 Pages

               ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


   PART I - FINANCIAL INFORMATION
   ------------------------------

      ITEM 1. Financial Statements ...........................................3

         Consolidated Statements of Operations ...............................3
         Consolidated Balance Sheets - Assets ................................4
         Consolidated Balance Sheets - Liabilities and Stockholders' Equity ..5
         Consolidated Statements of Cash Flows ...............................6
         NOTE A - Summary of Accounting Policies .............................8
         NOTE B - Financings ................................................13
         NOTE C - Accounts Receivable .......................................16
         NOTE D - Inventories ...............................................17
         NOTE E - Joint Ventures and Investments ............................18
         NOTE F - Liabilities ...............................................22
         NOTE G - Nonrefundable Advance Royalties ...........................23
         NOTE H - Product Sales, Royalties, Revenues from Product Development
                    Agreements and License and Other Agreements .............23
         NOTE I - Business Segments .........................................25
         NOTE J - Other Comprehensive Income (Loss) .........................28
         NOTE K - Income Taxes ..............................................28
         NOTE L - Subsequent Event ..........................................28


      ITEM 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations .......................................29

      ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ....42

      ITEM 4. Controls and Procedures .......................................42


   PART II - OTHER INFORMATION
   ---------------------------

      ITEM 6. Exhibits ......................................................44


      SIGNATURES ............................................................45

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
------    --------------------

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                       March 31,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
REVENUES
  Product sales                                  $ 13,495,625    $  8,584,859    $ 36,467,233    $ 22,650,376
  Royalties                                           670,128         975,766       3,746,342       2,044,525
  Revenues from product development agreements      2,901,312       3,917,117       9,073,182      10,176,826
  Revenues from product development agreements
    with related parties                              460,586       2,890,720       5,616,777      11,005,507
                                                 ------------    ------------    ------------    ------------
      Total revenues from product
        development agreements                      3,361,898       6,807,837      14,689,959      21,182,333
  Revenues from license and other agreements          238,095          -           80,246,285          75,000
  Other revenues                                       80,169          83,303         419,482         245,870
  Other revenues from related parties                  95,660          93,412         247,963         226,050
                                                 ------------    ------------    ------------    ------------
      Total other revenues                            175,829         176,715         667,445         471,920
                                                 ------------    ------------    ------------    ------------
          TOTAL REVENUES                           17,941,575      16,545,177     135,817,264      46,424,154

EXPENSES
  Cost of product sales                            12,943,675      10,051,509      39,560,326      28,026,796
  Cost of revenues from product
    development agreements                          3,229,416       6,566,234      13,345,812      19,696,425
  Product development and research                  7,102,601       5,537,940      19,991,759      18,204,159
  Patent defense (net)                                 42,096         887,485         231,265       6,358,542
  Patents                                             669,622         623,128       1,857,919       1,578,802
  Selling, general and administrative (net)         5,544,803       4,958,912      11,354,740      12,139,306
                                                 ------------    ------------    ------------    ------------
          TOTAL EXPENSES                           29,532,213      28,625,208      86,341,821      86,004,030
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     (11,590,638)    (12,080,031)     49,475,443     (39,579,876)

OTHER INCOME (EXPENSE)
  Interest income                                     409,019          62,346         594,552         635,274
  Interest expense                                    (70,364)        (78,107)       (541,170)       (913,844)
  Equity in losses of joint ventures                   -              (96,139)       (100,000)       (644,220)
  Impairment loss in Rare Earth Ovonic-China           -               -           (1,710,000)         -
  Distribution from joint venture                      -               -            8,000,000          -
  Gain on sales of investments                         -               -               -              364,416
  Other nonoperating income                          (196,141)        (73,589)         76,989         174,722
                                                 ------------    ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)                    142,514        (185,489)      6,320,371        (383,652)
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM                     (11,448,124)    (12,265,520)     55,795,814     (39,963,528)
INCOME TAXES (BENEFIT)                               (198,136)         -              826,864          -
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       (11,249,988)    (12,265,520)     54,968,950     (39,963,528)
EXTRAORDINARY ITEM (NET OF TAXES)                      -               -            2,266,326          -
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                $(11,249,988)   $(12,265,520)   $57,235,276     $(39,963,528)
                                                 ============    ============    ============    ============
BASIC NET INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY ITEM                      $       (.39)   $       (.49)   $       2.08    $      (1.70)
EXTRAORDINARY ITEM                                     -               -                  .08          -
                                                 ------------    ------------    ------------    ------------
BASIC NET INCOME (LOSS) PER SHARE                $       (.39)   $       (.49)   $       2.16    $      (1.70)
                                                 ============    ============    ============    ============
DILUTED NET INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY ITEM                      $       (.39)   $       (.49)   $       2.00    $      (1.70)
EXTRAORDINARY ITEM                                     -               -                  .08          -
                                                 ------------    ------------    ------------    ------------
DILUTED NET INCOME (LOSS) PER SHARE              $       (.39)   $       (.49)   $       2.08    $      (1.70)
                                                 ============    ============    ============    ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                      March 31,      June 30,
                                                        2005           2004
                                                    ------------   ------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash, including cash equivalents of
    $79,297,000 at March 31, 2005 and
    $11,924,000 at June 30, 2004                    $ 79,872,019   $ 12,676,537
  Short-term Investments                              19,768,819         -
  Restricted Cash (cash equivalents)                     800,000      1,150,000
  Accounts receivable (net of allowance for
    uncollectible accounts of approximately
    $436,000 at March 31, 2005 and $274,000
    at June 30, 2004)                                 14,679,941     12,730,100
  Accounts receivable due from related parties           292,374      2,180,069
  Inventories                                         15,008,343     13,651,715
  Other                                                1,202,287      1,264,364
                                                    ------------   ------------
      TOTAL CURRENT ASSETS                           131,623,783     43,652,785

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                             267,000        267,000
  Buildings and improvements                          15,083,501     15,191,642
  Machinery and other equipment                       76,057,503     75,776,192
  Capitalized lease equipment                         10,000,000     10,000,000
                                                    ------------   ------------
                                                     101,408,004    101,234,834
  Less accumulated depreciation and amortization     (40,417,245)   (35,288,928)
                                                    ------------   ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT             60,990,759     65,945,906

Investment in Rare Earth Ovonic-China                     -           1,710,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
  Ovonyx                                                  -              -
  Cobasys                                                 -              -
OTHER ASSETS                                           2,108,527      2,003,084
                                                    ------------   ------------
      TOTAL ASSETS                                  $194,723,069   $113,311,775
                                                    ============   ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         March 31,       June 30,
                                                           2005            2004
                                                       ------------    ------------
                                                       (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $ 14,183,436    $ 12,937,175
  Salaries, wages and amounts withheld from employees     3,962,580       4,766,215
  Deferred revenues under business agreements             1,482,956         966,596
  Current portion of deferred patent license fee            952,380          -
  Current installments on long-term liabilities             359,757         333,368
                                                       ------------    ------------
      TOTAL CURRENT LIABILITIES                          20,941,109      19,003,354

LONG-TERM LIABILITIES                                    10,136,985      10,160,791

LONG-TERM DEFERRED PATENT LICENSE FEE                     8,333,335          -

NONREFUNDABLE ADVANCE ROYALTIES                           1,162,260       2,992,562
                                                       ------------    ------------
      TOTAL LIABILITIES                                  40,573,689      32,156,707

STOCKHOLDERS' EQUITY
  Capital Stock
    Class A Convertible Common Stock,
      par value $0.01 per share:
        Authorized - 500,000 shares
        Issued & outstanding - 219,913 shares                 2,199           2,199
    Class B Convertible Common Stock,
      par value $0.01 per share:
        Authorized, issued and outstanding - 430,000 shares   4,300           4,300
    Common Stock, par value $0.01 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 30,612,071 shares at
          March 31, 2005 and 24,523,001 shares at
          June 30, 2004                                     306,121         245,230
  Additional paid-in capital                            432,399,381     417,313,665
  Accumulated deficit                                  (278,578,509)   (335,813,785)
  Accumulated other comprehensive income                    352,078         250,399
  Unearned compensation on Class B Convertible
    Common Stock                                           (336,190)       (846,940)
                                                       ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                        154,149,380      81,155,068
                                                       ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $194,723,069    $113,311,775
                                                       ============    ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                 2005            2004
                                                             ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                         $ 57,235,276    $(39,963,528)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                            6,070,436       6,099,374
       Amortization of deferred nonrefundable
         patent license fee                                      (714,285)         -
       Amortization of premium/discount on investments             -               73,083
       Equity in losses of joint ventures                         100,000         644,220
       Impairment loss in Rare Earth Ovonic                     1,710,000          -
       Change in nonrefundable advance royalties               (1,830,302)       (415,984)
       Stock and stock options issued for services rendered       786,242         585,209
       Gain on sales of investments                                -             (364,416)
       Loss on sale of equipment                                    5,383          10,378
       Retirement liability                                       249,408         230,274
       Option received in exchange for license                (79,532,000)         -
   Changes in working capital:
       Reduction in restricted cash                               350,000         550,000
       Accounts receivable                                     (1,949,841)     (3,652,734)
       Accounts and note receivable due from related parties    1,887,695       4,947,808
       Inventories                                             (1,356,628)     (2,369,457)
       Other assets                                              (134,664)        (27,080)
       Current portion of deferred nonrefundable
         patent license fee                                       952,380          -
       Accounts payable and accrued expenses                      442,627      (9,209,510)
       Deferred revenues under business agreements                516,360      (2,988,312)
       Deferred nonrefundable patent license fee                9,047,620          -
                                                             ------------    ------------
NET CASH USED IN OPERATIONS                                    (6,164,293)    (45,850,675)

INVESTING ACTIVITIES:
       Purchases of property, plant, and equipment             (1,044,439)     (2,831,696)
       Investment in Ovonyx                                      (100,000)        (50,000)
       Purchases of investments                               (19,768,819)    (11,969,949)
       Sales of investments                                        -           38,631,634
       Proceeds from sale of property, plant and equipment         15,065         161,466
                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (20,898,193)     23,941,455

FINANCING ACTIVITIES:
   Principal payments under short-term and long-term
     debt obligations and capitalized lease obligations          (246,825)       (150,703)
   Proceeds from exercise of stock options                     12,216,297          24,451
   Proceeds from sale of stock and warrants, net
     of expenses                                               82,186,817      32,247,582
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      94,156,289      32,121,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                               101,679          88,948
                                                             ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      67,195,482      10,301,058

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               12,676,537       6,567,261
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 79,872,019    $ 16,868,319
                                                             ============    ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                           Nine Months Ended
                                                               March 31,
                                                          2005          2004
                                                       ----------    ----------
   SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:

         Cash paid for interest                        $  541,170    $  913,844

         Noncash transactions:

            Short-term and long-term note receivable -
               United Solar Ovonic LLC                      -       (11,629,489)

            Short-term and long-term note payable -
               Canon                                        -        11,629,489























See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had recurring losses from operations and, at June 30, 2004, the Company had $12,677,000 in cash and cash equivalents and needed additional working capital. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the sustained achievement of profitable operations.

      On August 12, 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. In February 2005, the Company received $82,187,000 (net of expenses) from a private placement through the sale of 5,090,000 shares of its Common Stock. Management believes that funds generated from operations; new business agreements; the exercises of Common Stock purchase warrants and stock options; debt financing; new government contracts and the cost-containment initiatives (see Note B of Notes to Consolidated Financial Statements), together with existing cash and cash equivalents will be adequate to support the Company's operations for the next twelve months. No assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

        As of March 31, 2005, as noted above, the Company has raised financing and has taken other steps to improve its financial condition. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (see Note B of Notes to Consolidated Financial Statements).

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

Financial Statement Presentation, Principles of Consolidation and
Equity Accounting
-----------------------------------------------------------------

      The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as "United Solar Ovonic") and its approximately 91%-owned

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of March 31, 2005, has two major investments accounted for using the equity method: (i) Cobasys LLC (formerly known as Texaco Ovonic Battery Systems LLC), a joint venture between Ovonic Battery and ChevronTexaco Technology Ventures LLC (CTTV), a subsidiary of ChevronTexaco Corporation, each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors. See Note E of Notes to Consolidated Financial Statements for discussions of all of the Company's ventures.

      At March 31, 2005 and at June 30, 2004, the Company's investments in Cobasys and Ovonyx are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made cash or other contributions, it recognizes its proportionate share of any losses until the investment reaches zero.

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

Cash Equivalents
----------------

      Cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition.

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

      Short-term investments consist of corporate notes which mature 91 days or more from date of acquisition. No realized gains or losses were recorded in the three and nine months ended March 31, 2005 and 2004. Unrealized losses of $431,153 were recorded in the nine months ended March 31, 2004.

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

Reclassifications
-----------------

      Certain prior year amounts have been reclassified to conform with 2005 presentation.

Overhead and Selling, General and Administrative Allocations
------------------------------------------------------------

      The Company allocates overhead and general and administrative expenses to product development and research expenses and to cost of revenues from product and development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

      The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

                                       Three Months Ended          Nine Months Ended
                                           March 31,                    March 31,
                                       2005          2004          2005          2004
                                    -----------   -----------   -----------   -----------
Gross Expenses                      $ 8,478,000   $ 7,666,000   $21,095,000   $22,767,000
Less - allocations to product
         development and research    (2,369,000)   (2,283,000)   (7,720,000)   (6,985,000)
     - allocations to cost of
         revenues from product
         development agreements        (564,000)     (424,000)   (2,020,000)   (3,643,000)
                                    -----------   -----------   -----------   -----------
Remaining Expenses                  $ 5,545,000   $ 4,959,000   $11,355,000   $12,139,000
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

Stock-Based Compensation
------------------------

      ECD applies APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share for the three months and nine months ended March 31, 2005 and 2004 would have changed as follows:

                                         Three Months Ended            Nine Months Ended
                                             March 31,                     March 31,
                                        2005           2004           2005           2004
                                    ------------   ------------   ------------   ------------
Net Income (Loss), as reported      $(11,249,988)  $(12,265,520)  $ 57,235,276   $(39,963,528)
Less:
  Total stock-based compensation
    expense determined under fair
    value based method, net of tax       412,803      1,028,081      1,413,743      3,036,748
                                    ------------   ------------   ------------   ------------
Pro forma net income (loss)         $(11,662,791)  $(13,293,601)  $ 55,821,533   $(43,000,276)
                                    ============   ============   ============   ============
Income (Loss) per share:
  Basic - as reported               $       (.39)  $       (.49)  $       2.16   $      (1.70)
                                    ============   ============   ============   ============
  Basic - pro forma                 $       (.41)  $       (.53)  $       2.11   $      (1.83)
                                    ============   ============   ============   ============
  Diluted - as reported             $       (.39)  $       (.49)  $       2.08   $      (1.70)
                                    ============   ============   ============   ============
  Diluted - pro forma               $       (.41)  $       (.53)  $       2.03   $      (1.83)
                                    ============   ============   ============   ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

      Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months and nine months ended March 31 are computed as follows:

                                            Three Months Ended             Nine Months Ended
                                                 March 31,                     March 31,
                                            2005           2004           2005           2004
                                        ------------   ------------   ------------   ------------
Weighted average number of
   shares outstanding:
    - for basic net income
        (loss) per share                  28,688,992     25,122,487     26,438,055     23,505,848
    - for diluted net income
        (loss) per share                  28,688,992     25,122,487     27,537,033     23,505,848
Net income (loss) before
   extraordinary item                   $(11,249,988)  $(12,265,520)  $ 54,968,950   $(39,963,528)
Extraordinary item (net of taxes)             -              -           2,266,326         -
                                        ------------   ------------   ------------   ------------
Net income (loss)                       $(11,249,988)  $(12,265,520)  $ 57,235,276   $(39,963,528)
                                        ============   ============   ============   ============

Basic net income (loss) per share
   before extraordinary item            $       (.39)  $       (.49)  $       2.08   $      (1.70)
Extraordinary item                            -              -                 .08         -
                                        ------------   ------------   ------------   ------------
Basic net income (loss) per share       $       (.39)  $       (.49)  $       2.16   $      (1.70)
                                        ============   ============   ============   ============

Diluted net income (loss) per share
   before extraordinary item            $       (.39)  $       (.49)  $       2.00   $      (1.70)
Extraordinary item                            -              -                 .08         -
                                        ------------   ------------   ------------   ------------
Diluted net income (loss) per share     $       (.39)  $       (.49)  $       2.08   $      (1.70)
                                        ============   ============   ============   ============

      Due to the Company's net loss in the three months ending March 31, 2005, weighted average shares of potential dilutive securities of 1,559,894 were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

      Due to the Company's net loss in 2004, weighted average shares of potentially dilutive securities of 21,701 and 69,886 for the three and nine months ending March 31, 2004, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

      Additional securities of 330,600 and 6,553,225 for the three months ended March 31, 2005 and 2004, respectively, and 668,656 and 4,562,542 for the nine months ended March 31, 2005 and 2004, respectively, were excluded from the 2005 and 2004 calculations of weighted average shares of potentially dilutive securities. Because of the relationship

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

between the exercise prices and the average market price of ECD's Common Stock during these periods, these securities would have been antidilutive regardless of the Company's net income or loss.

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

NOTE B - Financings
-------------------

Private Placement
-----------------

      In February 2005, the Company completed an $82.2 million (net of expenses) private placement of its Common Stock. The Company sold 5,090,000 shares of Common Stock at a price of $17.25 per share to 65 institutional investors. The Company plans to use the net proceeds of this transaction to double the manufacturing capacity of United Solar Ovonic's triple-junction, thin-film amorphous silicon photovoltaic products; to exercise the option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by TRMI Holdings, Inc. (TRMI), a subsidiary of ChevronTexaco Corporation; and for general corporate purposes, including research and development activities.

Restructuring
-------------

      In August 2004, the Board of Directors approved management's business restructuring plan to take full advantage of the battery settlement agreement announced in July 2004 and the increasing market interest in solar energy systems and hybrid electric vehicles. Our strategy is to transition from a research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses with the goal of moving the Company into a position of having sustained profitability by July 2006.

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

      In consideration of the expanded license, revised joint venture agreements and the grant to CTTV of a security interest in our membership interest in Cobasys, ECD, through its subsidiary Ovonic Battery, received an option to purchase the 4,376,633 shares of ECD Common Stock currently owned by TRMI. The option is exercisable at $4.55 per share and expires on November 1, 2005.

      The amount of the license fee was calculated based upon the application of the Black Scholes valuation model to the difference between the closing price of ECD Common Stock on December 2, 2004 on the NASDAQ National Market and the $4.55 per share option price under the option granted by TRMI to ECD's Ovonic Battery subsidiary on December 2, 2004 to acquire 4,376,633 shares of ECD Common Stock.

      The transaction increased ECD's revenues and decreased additional paid-in capital in the nine months ended March 31, 2005 by $79,532,000 as a result of this one-time, non-cash event.

      The 4,376,633 shares of ECD Common Stock subject to the option represent approximately 14% of the currently issued and outstanding shares. ECD believes that the option arrangement will provide it with value and added flexibility in its activities to secure additional capital required for its future growth.

      The agreement also provides a mechanism for additional funding from CTTV to continue Cobasys' expansion. CTTV will be entitled to a priority right of repayment for providing the additional funding. ECD and CTTV will each continue to own a 50 percent interest in Cobasys, subject to adjustment under certain circumstances.

      In addition, CTTV transferred to ECD its interest in Ovonic Hydrogen in consideration of relieving CTTV of any continuing obligations to fund Ovonic Hydrogen. ECD received $4,675,000 from CTTV for payment of restructuring fees. The $4,675,000 received from CTTV was $2,266,000 (net of tax) in excess of restructuring costs through December 31, 2004. The Company has recognized this as an extraordinary item (gain) in the nine months ended March 31, 2005.

      After the transfer by CTTV of its interest in Ovonic Hydrogen to ECD, Ovonic Hydrogen is 100% owned by ECD. It is funded by ECD at a reduced level and is included in the Company's consolidated financial statements. Ovonic Hydrogen will focus on continuing to commercialize small portable metal hydride storage systems that have current

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Financings (Continued)
-------------------------------

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

      As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over
10.5 years. The Company recognized $238,000 and $714,000 as revenues from license and other agreements in the three months and nine months ended March 31, 2005, respectively, in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys made an $8 million distribution each to Ovonic Battery and CTTV representing a partial reimbursement of legal expenses. The Company recorded this $8 million as a distribution from joint venture in the nine months ended March 31, 2005.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable
----------------------------

                                                     March 31,       June 30,
                                                       2005            2004
                                                   ------------    ------------
Long-term contracts accounted for under
  percentage-of-completion accounting
      Amounts billed to customers
           Commercial customers                    $      3,508    $    505,008
Long-term contracts not accounted for under
  percentage-of-completion accounting
      Amounts earned which are billed in the
        subsequent month
           U.S. Government                              906,826         369,322
           Commercial customers                          26,067         102,638
                                                   ------------    ------------
                                                        932,893         471,960
      Amounts billed
           U.S. Government                              987,170       1,229,432
                                                   ------------    ------------
                Sub-total                             1,920,063       1,701,392

Amounts unbilled for other than long-term contracts
           Commercial customers                       1,701,091       1,762,282

Amounts billed for other than long-term contracts
           U.S. Government                                  148         145,936
           Commercial customers                      11,491,131       8,889,482
                                                   ------------    ------------
                Sub-total                            11,491,279       9,035,418

Allowance for uncollectible accounts                   (436,000)       (274,000)
                                                   ------------    ------------
                    TOTAL                          $ 14,679,941    $ 12,730,100
                                                   ============    ============

      Certain contracts with the U.S. Government require a retention that is paid upon completion of audit of the Company's indirect rates. Certain contracts have been completed for more than 10 years and have not been audited. U.S. Government retentions totaling $103,447 are included in long-term other assets at March 31, 2005 and at June 30, 2004. Most U.S. Government contracts remain subject to audit.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable (Continued)
----------------------------------------

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                     March 31,       June 30,
                                                       2005            2004
                                                   ------------    ------------
Amounts earned which are billed in the
  subsequent month on long-term contracts
      Cobasys                                      $     57,807    $    623,551
      Ovonic Hydrogen Systems                            -            1,329,194
                                                   ------------    ------------
                Sub-total                                57,807       1,952,745

Amounts billed
      Cobasys                                           144,649           7,393

Other unbilled
      ChevronTexaco Technology Ventures                  -               38,875
      Ovonyx                                             18,558          17,237
                                                   ------------    ------------
                Sub-total                                18,558          56,112

Other billed
      ChevronTexaco Technology Ventures                  41,847         121,376
      Ovonyx                                             20,673          16,850
      Cobasys                                             8,840          -
      Ovonic Hydrogen Systems                            -               25,593
                                                   ------------    ------------
                Sub-total                                71,360         163,819
                                                   ------------    ------------
                    TOTAL                          $    292,374    $  2,180,069
                                                   ============    ============

NOTE D - Inventories
--------------------

      Inventories of raw materials, work in process and finished goods for the manufacture of solar cells, nickel hydroxide, and metal hydride materials are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

      Inventories (principally for United Solar Ovonic) are as follows:

                                     March 31,        June 30,
                                       2005             2004
                                   ------------     ------------

           Finished products       $  2,013,077     $  3,511,730
           Work in process            3,788,723        4,060,923
           Raw materials              9,206,543        6,079,062
                                   ------------     ------------
                                   $ 15,008,343     $ 13,651,715
                                   ============     ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

Cobasys

      In July 2001, Ovonic Battery and CTTV, a unit of ChevronTexaco, formed a strategic alliance (Cobasys LLC). ChevronTexaco has agreed to invest up to $160,000,000 (which has been received as of March 31, 2005) to match the Company's technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by CTTV.

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

      The Company recorded revenues from Cobasys of $461,000 and $1,528,000 for the three months and nine months ended March 31, 2005, respectively, and $916,000 and $4,267,000 for the three months and nine months ended March 31, 2004, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work). The Company recorded revenues of $0 and $34,000 for the three months and nine months ended March 31, 2005, and recorded no revenues for the three months and nine months ended March 31, 2004 for products sold to Cobasys.

      The Company also recorded revenues from Cobasys of $0 and $45,000 for the three months and nine months ended March 31, 2005, respectively, and $45,000 and $135,000 for the three months and nine months ended March 31, 2004, respectively, for rent of a portion of one of the Company's facilities.

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

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

      The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

                           COBASYS LLC AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                   March 31,                       March 31,
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
Revenue
  Product and prototype revenues         $    295,140    $    647,444    $    714,180    $  1,201,608
  Engineering service and contract
    revenues                                  273,342          66,583         630,907       2,076,572
  Licensing revenue                           476,190          -            1,428,571          -
  Other revenues                               10,468          -               10,468          -
                                         ------------    ------------    ------------    ------------
     Total Revenue                          1,055,140         714,027       2,784,126       3,278,180

Expenses
  Cost of product and prototype revenues    1,904,592         262,171       4,674,527       2,862,218
  Research and development costs            5,480,162       6,147,130      12,894,735      14,832,534
  Sales and marketing costs                   760,376         918,951       1,988,723       2,423,289
  General and administrative costs          1,900,939       1,338,906       4,787,241       3,559,119
  Loss on impairment of assets              1,951,432          -            1,951,432          -
  Depreciation and amortization               808,813         711,810       2,297,874       2,053,452
                                         ------------    ------------    ------------    ------------
     Total Expenses                        12,806,314       9,378,968      28,594,532      25,730,612
                                         ------------    ------------    ------------    ------------
Net Loss                                 $(11,751,174)   $ (8,664,941)   $(25,810,406)   $(22,452,432)
                                         ============    ============    ============    ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                           COBASYS LLC AND SUBSIDIARY

                                 BALANCE SHEETS
                                 --------------

                                                    March 31,       June 30,
                                                      2005            2004
                                                  ------------    ------------
                                                  (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents ($3,028,000
    of which is restricted as of
    March 31, 2005)                               $  5,171,317    $  1,305,873
  Accounts receivable                                1,955,075         769,444
  Inventories                                        4,363,173       3,825,704
  Prepaid expenses                                      87,481          50,740
                                                  ------------    ------------
        Total Current Assets                        11,577,046       5,951,761
Net Property and Equipment                          34,971,534      28,091,071
Other Assets:
  Cash surrender value of life insurance               379,574         316,302
                                                  ------------    ------------
        Total Assets                              $ 46,928,154    $ 34,359,134
                                                  ============    ============

Liabilities and Members' Capital
Current Liabilities:
  Accounts payable                                $  2,838,346    $  1,424,092
  Accounts payable, related party                      129,170       1,300,175
  Accrued expenses                                   2,722,956       1,453,034
  Deferred revenues                                  2,310,962         166,145
                                                  ------------    ------------
        Total Current Liabilities                    8,001,434       4,343,446

Long-Term Liabilities:
  Deferred revenue - noncurrent                     16,666,667          -
  Preferred interest loan - related party            8,089,293          -
  Note payable, capital leases                          50,949          -
                                                  ------------    ------------
          Total Long-Term Liabilities               24,806,909          -
          Total Liabilities                         32,808,343       4,343,446

Members' Capital:
  Members' interest                                144,000,000     134,085,471
  Loss accumulated during the development
    stage                                         (129,880,189)   (104,069,783)
                                                  ------------    ------------
          Total Members' Capital                    14,119,811      30,015,688
                                                  ------------    ------------
          Total Liabilities and Members' Capital  $ 46,928,154    $ 34,359,134
                                                  ============    ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonyx

      ECD owns 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder. On a fully diluted basis after giving effect to the exercise of stock options and warrants, our ownership of Ovonyx would be 30.9%. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

      In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003 and a $100,000 payment in December 2004. ECD recorded its $1,150,000 investment in Ovonyx and accounts for this investment on the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,150,000 investment. In the nine months ended March 31, 2005, ECD recorded an equity loss of $100,000; and in the three months and nine months ended March 31, 2004, ECD recorded an equity loss of $96,000 and $644,000, respectively, related to its investment in Ovonyx.

      ECD recorded revenues from Ovonyx of $52,000 and $177,000, respectively, for the three months and nine months ended March 31, 2005, and $38,000 and $109,000, respectively, for the three months and nine months ended March 31, 2004, representing services provided to this joint venture.

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

      At December 31, 2004, the Company reviewed its revenue and cost estimates for its Rare Earth Ovonic joint ventures in connection with its investment ($1,710,000) in Rare Earth Ovonic. Based upon these estimates, the Company recorded an impairment charge of $1,710,000 as of December 31, 2004.

      Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of March 31, 2005, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue for these contracts at March 31, 2005 of approximately $2,668,000.

NOTE F - Liabilities
--------------------

Warranty Liability
------------------

      The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the nine months ended March 31, 2005 and 2004:

                                                 Nine Months Ended
                                                      March 31,
                                               2005              2004
                                           ------------      ------------
Liability at beginning of the period       $  1,945,934      $  2,990,661
Amounts accrued for as warranty costs          (203,228)**     (1,093,228)*
Warranty claims                                (172,708)         (130,000)
                                           ------------      ------------
Liability at end of the period             $  1,569,998      $  1,767,433
                                           ============      ============
-------------------
    * During the nine months ended March 31, 2004, the Company revised its estimated warranty liability (primarily on its Rare Earth Ovonic contract), based upon its recent experience, and recorded a reduction in this liability.

   ** During the nine months ended March 31, 2005, United Solar
      Ovonic LLC revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.


      Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve
---------------------------

      The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years ended June 30, 1994 through June 30, 2003 for United Solar Ovonic and the years ended June 30, 2000 through June 30, 2003 for ECD. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE - F - Liabilities (Continued)
----------------------------------

assertions are without merit. The Company has recorded a reserve of $2,504,000 and $1,847,000 at March 31, 2005 and June 30, 2004, respectively, related to these issues.

NOTE G - Nonrefundable Advance Royalties
----------------------------------------

      At March 31, 2005 and June 30, 2004, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments. Nonrefundable advance royalties consist of the following:

                                    March 31,        June 30,
                                      2005            2004
                                   -----------     -----------
               Battery             $   435,902     $ 1,560,902
               Optical memory          726,358       1,431,660
                                   -----------     -----------
                                   $ 1,162,260     $ 2,992,562
                                   ===========     ===========

      Creditable royalties earned and recognized as revenue were:

                                              March 31,
                                         2005           2004
                                      -----------    -----------
               Three months ended     $    (2,190)   $    35,257
               Nine months ended      $ 1,830,302    $    55,984

      Included in creditable royalties earned and recognized as revenues in the three months and nine months ended March 31, 2005 are zero and $1,811,000, respectively, related to advance royalty payments made by licensees to the Company associated with license agreements under which the licensees no longer have contractual obligations to make payments.

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

      A summary of all of the Company's revenues follows.

                                           Three Months Ended            Nine Months Ended
                                                March 31,                     March 31,
                                           2005           2004           2005           2004
                                        -----------    -----------    -----------    -----------
Product sales
      Photovoltaics                     $12,495,412    $ 6,966,658    $36,706,755    $18,321,912
      Machine building and
        equipment sales                     498,244      1,283,041     (1,099,791)*    3,251,837
      Nickel hydroxide and metal
        hydride materials                   501,969        335,160        860,269      1,076,627
                                        -----------    -----------    -----------    -----------
Total product sales                     $13,495,625    $ 8,584,859    $36,467,233    $22,650,376
                                        ===========    ===========    ===========    ===========
Royalties
      Battery technology                $   612,323    $   496,308    $ 2,960,778    $ 1,542,623
      Optical memory/microelectronics        57,805        479,458        785,564        501,902
                                        -----------    -----------    -----------    -----------
Total royalties                         $   670,128    $   975,766    $ 3,746,342    $ 2,044,525
                                        ===========    ===========    ===========    ===========

Revenues from product
  development agreements
      Photovoltaics                     $ 2,192,760    $ 2,734,998    $ 6,869,343    $ 7,715,478
      Battery technology                    (20,751)       531,767        (20,603)     1,426,325
      Optical                               283,337         80,465        768,922        201,541
      Solid hydrogen storage systems        143,695        434,910        291,668        567,959
      Other                                 302,271        134,977      1,163,852        265,523
                                        -----------    -----------    -----------    -----------
                                          2,901,312      3,917,117      9,073,182     10,176,826
                                        -----------    -----------    -----------    -----------
Revenues from product development
  agreements - related parties
      Battery technology                    460,586        916,064      1,527,853      4,267,150
      Solid hydrogen storage systems         -           1,974,656      4,088,924      6,738,357
                                        -----------    -----------    -----------    -----------
                                            460,586      2,890,720      5,616,777     11,005,507
                                        -----------    -----------    -----------    -----------
Total revenues from product
  development agreements                $ 3,361,898    $ 6,807,837    $14,689,959    $21,182,333
                                        ===========    ===========    ===========    ===========
License and other agreements
      Battery technology                $   238,095    $    -         $80,246,285    $    75,000
                                        ===========    ===========    ===========    ===========

-------------------------------
  * Reflects adjustment in percentage-of-completion revenues as of December 31, 2004. (See Note E of Notes to Consolidated Financial Statements.)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE H - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)
--------------------------------------------------------------------

      The following table presents revenues by country based on the location of the customer:

                            Three Months Ended           Nine Months Ended
                                 March 31,                   March 31,
                            2005          2004          2005           2004
                         -----------   -----------   ------------   -----------
        United States    $ 9,729,962   $ 9,535,025   $114,165,560   $31,316,707
        Germany            4,958,057     3,514,356     12,689,054     5,238,352
        China                546,320     1,354,012     (1,017,317)    3,268,058
        Other Countries    2,707,236     2,141,784      9,979,967     6,601,037
                         -----------   -----------   ------------   -----------
                         $17,941,575   $16,545,177   $135,817,264   $46,424,154
                         ===========   ===========   ============   ===========

      In the three months and nine months ended March 31, 2005, the license fees of $238,000 and $714,000, respectively, resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note B of Notes to Consolidated Financial Statements). In addition, in the nine months ended March 31, 2005, Ovonic Battery recognized a license fee of $79,532,000 in connection with a license with CTTV (see Note B of Notes to Consolidated Financial Statements). In the nine months ended March 31, 2004, Ovonic Battery entered into license agreements with Mcnair-tech Co., Ltd. of China ($50,000) and Linghao Battery in China ($25,000).

NOTE I - Business Segments
--------------------------

      The Company has three business segments: United Solar Ovonic, Ovonic Battery and the parent company, ECD. United Solar Ovonic is involved in manufacturing and selling photovoltaic products. Ovonic Battery is involved in developing and licensing Ovonic NiMH consumer battery technology. ECD is involved in developing microelectronics, fuel cells, hydrogen storage, catalysis, photovoltaics technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Business Segments (Continued)
--------------------------------------

      The Company's operations by business segments were as follows:

                                    Financial Data by Business Segment
                                    ----------------------------------
                                              (in thousands)

                              United Solar                Ovonic     Consolidating
                                 Ovonic         ECD       Battery       Entries      Consolidated
                              ------------   ---------   ---------   -------------   ------------
Revenues
  Three months ended
      March 31, 2005            $ 14,425     $  1,747    $  2,354     $    (585)      $ 17,941
      March 31, 2004               9,232        3,779       3,576           (42)        16,545

  Nine months ended
      March 31, 2005            $ 43,008     $  9,791    $ 84,612     $  (1,594)      $135,817
      March 31, 2004              25,090       11,332      11,582        (1,580)        46,424

Operating Income (Loss)
  Three months ended
      March 31, 2005            $ (1,052)    $ (9,165)   $ (1,399)    $      25       $(11,591)
      March 31, 2004              (2,377)      (5,617)     (3,468)         (618)       (12,080)

  Nine months ended
      March 31, 2005            $ (3,590)    $(18,966)   $ 71,370     $     661       $ 49,475
      March 31, 2004              (9,529)     (18,077)    (13,146)        1,172        (39,580)

Interest Income
  Three months ended
      March 31, 2005            $      8     $  1,104    $   -        $    (703)      $    409
      March 31, 2004                   8        1,108        -           (1,054)            62

  Nine months ended
      March 31, 2005            $     21     $  2,664    $   -        $  (2,091)      $    594
      March 31, 2004                  15        2,617        -           (1,997)           635

Interest Expense*
  Three months ended
      March 31, 2005            $    935     $   -       $   -        $    (865)      $     70
      March 31, 2004                 457         -           -             (379)            78

  Nine months ended
      March 31, 2005            $  2,794     $   -       $   -        $  (2,253)      $    541
      March 31, 2004               2,538          373        -           (1,997)           914


---------------------------
* Excludes intercompany interest between ECD and Ovonic Battery.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Business Segments (Continued)
--------------------------------------

                              United Solar                Ovonic     Consolidating
                                 Ovonic         ECD       Battery       Entries      Consolidated
                              ------------   ---------   ---------   -------------   ------------
Equity in Net Loss of Investees
  Under Equity Method
    Three months ended
      March 31, 2005            $    -       $   -       $   -        $    -          $   -
      March 31, 2004                 -            (96)       -             -               (96)

    Nine months ended
      March 31, 2005            $    -       $   (100)   $   -        $    -          $   (100)
      March 31, 2004                 -           (644)       -             -              (644)

Depreciation Expense
    Nine months ended
      March 31, 2005            $  4,033     $  1,660    $    377     $    -          $  6,070
      March 31, 2004               3,936        1,629         534          -             6,099

Capital Expenditures
    Nine months ended
      March 31, 2005            $    865     $     98    $     81     $    -          $  1,044
      March 31, 2004                 697        1,727         408          -             2,832

Identifiable Assets
    Nine months ended
      March 31, 2005            $ 80,784     $218,799    $  4,687     $(109,547)      $194,723
      March 31, 2004              83,745      137,561       6,913      (106,137)       122,082



                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE J - Other Comprehensive Income (Loss)
------------------------------------------

      The Company's total comprehensive income (loss) was as follows:

                                         Three Months Ended             Nine Months Ended
                                             March 31,                       March 31,
                                       2005            2004            2005            2004
                                   ------------    ------------    ------------    ------------
 Net Income (Loss)                 $(11,249,988)   $(12,265,520)   $ 57,235,276    $(39,963,528)
 OTHER COMPREHENSIVE INCOME
    (LOSS) (net of taxes):
 Net unrealized gains (losses) on
    investments                          -               -               -             (431,153)
 Foreign currency translation
    adjustments                          45,097          14,943         101,679          88,948
                                   ------------    ------------    ------------    ------------
 COMPREHENSIVE INCOME (LOSS)       $(11,204,891)   $(12,250,577)   $ 57,336,955    $(40,305,733)
                                   ============    ============    ============    ============

      There were no unrealized holding gains (losses) on investments arising during the three and nine months ended March 31, 2005 and 2004. There was a reclassification adjustment of $431,153 for gains realized in net income for the nine months ended March 31, 2004.

      The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $352,078 and $250,399 at March 31, 2005 and June 30, 2004, respectively.

      For the three months ended March 31, 2005 and 2004, the effect from foreign currency transactions was a loss of $229,712 and $133,742, respectively. For the nine months ended March 31, 2005 and 2004, the effect from foreign currency transactions was a gain of $44,708 and a loss of $2,875, respectively.

NOTE K - Income Taxes
---------------------

      Due to the transaction with CTTV (see Note A of Notes to Consolidated Financial Statements) and the recognition of $79,532,000 in revenue from the license with Cobasys, it is estimated that the Company will have an alternative minimum tax liability. The Company has used the effective alternative minimum tax rate of 1.51% in computing the income tax expense as of March 31, 2005.

NOTE L - Subsequent Event
-------------------------

      Subsequent to March 31, 2005, the Company received $26,921,000 from the exercise of warrants. The warrants to purchase 1,928,462 shares of ECD Common Stock at an exercise price of $13.96 per share were exercised by warrantholders who received the warrants as a result of purchasing units consisting of one share of Common Stock and one warrant to purchase a share of Common Stock in the private placements of November 2003 and January 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of results to be expected in future periods.

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

   (o) our revenues are dependent upon licensing arrangements and our licensees may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

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

                              Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

Overview
--------

      The Company had net loss of $11,250,000 on revenues of $17,941,000 in the three months ended March 31, 2005 compared to a net loss of $12,266,000 on revenues of $16,545,000 in the three months ended March 31, 2004.

      The table below summarizes the Company's operating results (in thousands) for the three months ended March 31, 2005 and 2004:

                                                               Operating
                                      Revenues               Profit/(Loss)
                              -----------------------   -----------------------
        Segment                  2005         2004         2005         2004
--------------------------    ----------   ----------   ----------   ----------
 United Solar Ovonic          $  14,425    $   9,232    $  (1,052)   $  (2,377)
 Energy Conversion Devices        1,747        3,779       (9,165)      (5,617)
 Ovonic Battery                   2,354        3,576       (1,399)      (3,468)
 Consolidating Entries             (585)         (42)          25         (618)
                              ---------    ---------    ---------    ---------
 Consolidated                 $  17,941    $  16,545      (11,591)     (12,080)
                              =========    =========
 Other Income (Expense)                                       143         (186)
 Income Taxes                                                 198         -
                                                        ---------    ---------
 Net Income (Loss)                                      $ (11,250)   $ (12,266)
                                                        =========    =========

United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment had a decreased operating loss in 2005 versus 2004 primarily due to significantly higher revenues and the impact of cost reductions in 2005.

      United Solar Ovonic's 2005 revenues increased by $5,193,000 from increased product sales. Photovoltaic sales increased by 79% to $12,495,000 for 2005 from $6,967,000 for 2004.

      Gross profit on United Solar Ovonic's product sales was $1,282,000 in 2005 compared to a gross loss of $572,000 in 2004 because of higher sales and lower material costs.

      United Solar Ovonic's revenues from product development agreements in the three months ended March 31, 2005 were $1,930,000 compared to $2,265,000 in 2004. The decrease in revenue from product development agreements was principally due to reduced funding from contracts completed in the previous year.

      Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 87% of its cost of product development. Revenues from product development agreements decreased by $335,000 and spending increased by $238,000, resulting in an increase of $573,000 in net cost of product development.

                                                         Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                      ----------    ----------
      Cost of revenues from product development
         agreements                                   $1,080,000    $1,504,000
      Product development and research                 1,128,000       466,000
                                                      ----------    ----------
            Total cost of product development          2,208,000     1,970,000
      Revenues from product development agreements     1,930,000     2,265,000
                                                      ----------    ----------
            Net cost (excess revenue) of product
               development                            $  278,000    $ (295,000)
                                                      ==========    ==========

      The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

      While revenues increased 56%, United Solar Ovonic's selling, general and administrative expenses (net of allocations) decreased by $46,000.

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had an increased operating loss in 2005 versus 2004, primarily due to a decrease in the segment's hydrogen development contract revenues and cost of $1,401,000 in 2005 related to compliance with Sarbanes-Oxley requirements.

      ECD's revenues from product development agreements decreased in the three months ended March 31, 2005 to $1,476,000 from $3,062,000 in the three months ended March 31, 2004 due to lower revenues from Ovonic Hydrogen (zero in 2005 versus $1,975,000 in 2004) and the previous completion of work on the ECD TACOM contract resulting in no revenues in 2005 versus revenues of $366,000 in 2004, partially offset by increased revenues from contracts with the National Institute of Standards and Technology (NIST) ($500,000 in 2005 versus $215,000 in 2004) and additional revenues on United Solar's Air Force contract ($492,000 in 2005 versus $74,000 in 2004).

      Revenues from product development agreements for the ECD segment for the three months ended March 31, 2005 funded 23% of this segment's cost of product development. Revenues from product development agreements decreased by $1,586,000 and spending decreased by $434,000, resulting in an increase of $1,152,000 in net cost of product development.

                                                        Three Months Ended
                                                             March 31,
                                                        2005          2004
                                                     -----------   -----------
      Cost of revenues from product development
         agreements                                  $ 2,201,000   $ 3,460,000
      Product development and research                 4,251,000     3,426,000
                                                     -----------   -----------
            Total cost of product development          6,452,000     6,886,000
      Revenues from product development agreements     1,476,000     3,062,000
                                                     -----------   -----------
            Net cost of product development          $ 4,976,000   $ 3,824,000
                                                     ===========   ===========

      Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. ECD is also developing a unique three-terminal Ovonic threshold/memory device technology to have high-speed, high-current capabilities. Additionally, ECD continued the development of the Ovonic regenerative fuel cell, which is a fundamentally new approach to fuel cell technology and continued the development of Ovonic Hydrogen's solid hydrogen storage systems.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $162,000 in the three months ended March 31, 2005 compared with $213,000 in the three months ended March 31, 2004.

      ECD's operating, general and administrative expenses (net of allocations) were $1,518,000 in 2005 compared to $1,870,000 in 2004. The decrease in the net expense for 2005 was due to increased allocations, which are based on the relationship of selling, general and administrative expenses to product development wages, in 2005, partially offset by $1,401,000 in 2005 related to compliance with Sarbanes-Oxley requirements.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had a decreased operating loss in 2005 versus 2004 primarily resulting from reduced expenses in 2005, particularly for patent defense costs.

      The decrease in Ovonic Battery's revenues was primarily due to reduced equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys.

      Equipment sales revenues decreased to $498,000 in 2005 from $1,283,000 in 2004 due to reduced revenues on contracts with Rare Earth Ovonic to provide battery-manufacturing equipment. Sales of nickel hydroxide increased to $456,000 in 2005 versus $323,000 in 2004.

      Ovonic Battery's revenues from product development agreements in the three months ended March 31, 2005 decreased to $440,000 from $1,448,000 in the three months ended March 31, 2004, primarily due to reduced activities with Cobasys ($460,000 in 2005 compared to $916,000 in 2004) as Cobasys moves into its commercialization phase and the previous completion of the TACOM contract resulting in no revenues in 2005 versus revenues of $516,000 in 2004.

      Revenues from product development agreements for the Ovonic Battery segment in the three months ended March 31, 2005 funded 20% of Ovonic Battery's cost of product development as Ovonic Battery reduced its spending on product development. Revenues from product development agreements decreased by $1,008,000 and spending decreased by $1,058,000, resulting in a decrease of $50,000 in net cost of product development.

                                                         Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                      ----------    ----------
      Cost of revenues from product development
         agreements                                   $  433,000    $1,570,000
      Product development and research                 1,724,000     1,645,000
                                                      ----------    ----------
            Total cost of product development          2,157,000     3,215,000
      Revenues from product development agreements       440,000     1,448,000
                                                      ----------    ----------
            Net cost of product development           $1,717,000    $1,767,000
                                                      ==========    ==========

      Royalties increased 23% to $612,000 in the three months ended March 31, 2005 from $496,000 in the three months ended March 31, 2004. This increase was due to increased royalties earned from one of our licensees based on its increased sale of hybrid electric vehicle batteries in 2005.

      Revenues from license and other agreements increased to $238,000 in the three months ended March 31, 2005 from zero in the three months ended March 31, 2004. The 2005 license fees result from the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $293,000 in the three months ended March 31, 2005 from $1,109,000 in the three months ended March 31, 2004, principally due to lower patent defense costs ($42,000 in 2005 versus $887,000 in 2004) for the protection of Ovonic Battery's NiMH battery patents and technology.

      Ovonic Battery's operating, general and administrative expenses (net of allocations) increased due to decreased allocations, which are based on the relationship of selling, general and administrative expenses to product development wages, in 2005.

Other Income/Expense
--------------------

      The $327,000 increase in other income (net) ($142,000 profit in 2005 compared to $185,000 loss in 2004) resulted primarily from increased interest income in 2005 due to a higher level of investments.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004
-----------------------------------------------------------------------------

Overview
--------

      The Company had net income of $57,235,000 on revenues of $135,817,000 in the nine months ended March 31, 2005 compared to a net loss of $39,964,000 on revenues of $46,424,000 in the nine months ended March 31, 2004.

      The table below summarizes the Company's operating results (in thousands) for the nine months ended March 31, 2005 and 2004:

                                                               Operating
                                     Revenues                Profit/(Loss)
                              -----------------------   -----------------------
        Segment                  2005         2004         2005         2004
--------------------------    ----------   ----------   ----------   ----------
 United Solar Ovonic          $  43,008    $  25,090    $  (3,590)   $  (9,529)
 Energy Conversion Devices        9,791       11,332      (18,966)     (18,077)
 Ovonic Battery                  84,612       11,582       71,370      (13,146)
 Consolidating Entries           (1,594)      (1,580)         661        1,172
                              ---------    ---------    ---------    ---------
 Consolidated                 $ 135,817    $  46,424       49,475      (39,580)
                              =========    =========
 Other Income (Expense)                                     6,321         (384)
 Income Taxes                                                (827)        -
 Extraordinary Item                                         2,266         -
                                                        ---------    ---------
 Net Income (Loss)                                      $  57,235    $ (39,964)
                                                        =========    =========

United Solar Ovonic Segment
---------------------------

      The United Solar Ovonic segment reduced its operating loss by 62% in 2005 versus 2004 primarily due to significantly higher revenues and the impact of cost reductions in 2005.

      United Solar Ovonic's 2005 revenues increased by $17,918,000 from increased product sales. Photovoltaic sales increased by 100% to $36,707,000 for 2005 from $18,322,000 for 2004.

      Gross profit on United Solar Ovonic's product sales was $1,670,000 in 2005 compared to a gross loss of $3,857,000 in 2004 because of higher sales and lower material costs.

      United Solar Ovonic's revenues from product development agreements in the nine months ended March 31, 2005 were $6,132,000 compared to $6,768,000 in 2004.

      Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 93% of its cost of product development. Revenues from product development agreements decreased by $636,000 and spending increased by $432,000, resulting in an increase of $1,068,000 in net cost of product development.

                                                         Nine Months Ended
                                                              March 31,
                                                         2005          2004
                                                      ----------    ----------
   Cost of revenues from product development
      agreements                                      $3,997,000    $4,754,000
   Product development and research                    2,581,000     1,392,000
                                                      ----------    ----------
         Total cost of product development             6,578,000     6,146,000
   Revenues from product development agreements        6,132,000     6,768,000
                                                      ----------    ----------
         Net cost (excess revenue) of product
            development                               $  446,000    $ (622,000)
                                                      ==========    ==========

      The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

      While revenues increased 71%, United Solar Ovonic's selling, general and administrative expenses (net of allocations) decreased by $1,306,000 in 2005 as a result of various cost-reduction measures in 2005, including a decrease in the number of employees, in other employee-related costs and in warranty expense, partially offset by reduced allocations, which are based on the relationship of selling, general and administrative expenses to product development wages, ($151,000) to cost of product development in 2005.

Energy Conversion Devices Segment
---------------------------------

      The ECD segment had an increased operating loss in 2005 versus 2004, primarily due to a decrease in the segment's hydrogen development contract revenues and costs of $1,664,000 in 2005 related to compliance with Sarbanes-Oxley requirements.

      ECD's revenues from product development agreements decreased in the nine months ended March 31, 2005 to $8,332,000 from $10,152,000 in the nine months ended March 31, 2004 due to lower revenues from Ovonic Hydrogen ($4,089,000 in 2005 versus $6,738,000 in 2004) and the previous completion of work on the ECD TACOM contract resulting in no revenues in 2005 versus revenues of $499,000 in 2004, partially offset by new contracts with the National Institute of Standards and Technology (NIST) ($1,690,000 in 2005 versus $388,000 in 2004).

      Revenues from product development agreements for the ECD segment for the nine months ended March 31, 2005 funded 41% of this segment's cost of product development. Revenues from product development agreements decreased by $1,820,000 and spending decreased by $1,345,000, resulting in an increase of $475,000 in net cost of product development.

                                                       Nine Months Ended
                                                            March 31,
                                                       2005           2004
                                                   ------------   ------------
   Cost of revenues from product development
      agreements                                   $  9,150,000   $ 10,264,000
   Product development and research                  11,368,000     11,599,000
                                                   ------------   ------------
         Total cost of product development           20,518,000     21,863,000
   Revenues from product development agreements       8,332,000     10,152,000
                                                   ------------   ------------
         Net cost of product development           $ 12,186,000   $ 11,711,000
                                                   ============   ============

      Product development programs include work on the Ovonic Cognitive Computer technology - a unique approach to develop computing based on the learning capability that mimics the functionality of the human brain to combine memory and processing in a single sub-micron device. ECD is also developing a unique three-terminal Ovonic threshold/memory device technology to have high-speed, high-current capabilities. Additionally, ECD continued the development of the Ovonic regenerative fuel cell, which is a fundamentally new approach to fuel cell technology and continued the development of Ovonic Hydrogen's solid hydrogen storage systems.

      Other revenues are primarily related to personnel, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $550,000 in the nine months ended March 31, 2005 compared with $519,000 in the nine months ended March 31, 2004.

      ECD's operating, general and administrative expenses (net of allocations) were $3,940,000 in 2005 compared to $4,935,000 in 2004. The decrease in the net expense for 2005 was due to increased allocations, which are based on the relationship of selling, general and administrative expenses to product development wages, in 2005, partially offset by $1,664,000 in 2005 related to compliance with Sarbanes-Oxley requirements.

Ovonic Battery Segment
----------------------

      The Ovonic Battery segment had operating income in 2005 versus operating loss in 2004 primarily resulting from the recognition of license revenue of $79,532,000 in 2005 as described in Note B of Notes to Consolidated Financial Statements.

      The increase in Ovonic Battery's revenues was primarily due to the aforementioned license agreement, partially offset by reduced equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys.

      Equipment sales revenues decreased to a negative $1,100,000 in 2005 from $3,172,000 in 2004, primarily due to the cumulative revenue adjustment at December 31, 2004 of $2,668,000 in connection with a review of its estimates to complete the equipment on the Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment and a reduction in the estimated margin from 12% to 8%. Sales of nickel hydroxide were $710,000 in 2005 versus $1,037,000 in 2004 as sales to the primary customer were affected by a temporary plant closure and an accumulation of inventory by the customer. The loss on product sales increased to $4,240,000 in 2005 from a loss of $1,203,000 in 2004 due to Ovonic Battery's reduction in revenues on the Rare Earth Ovonic contract.

      Ovonic Battery's revenues from product development agreements in the nine months ended March 31, 2005 decreased to $1,507,000 from $5,693,000 in the nine months ended March 31, 2004, primarily due to reduced activities with Cobasys ($1,528,000 in 2005 compared to $4,267,000 in 2004) as Cobasys moves into its commercialization phase and the previous completion of the TACOM contract resulting in no revenues in 2005 versus revenues of $1,158,000 in 2004.

      Revenues from product development agreements for the Ovonic Battery segment in the nine months ended March 31, 2005 funded 20% of Ovonic Battery's cost of product development as Ovonic Battery significantly reduced its spending on product development. Revenues from product development agreements decreased by $4,186,000 and spending decreased by $3,800,000, resulting in an increase of $386,000 in net cost of product development.

                                                        Nine Months Ended
                                                            March 31,
                                                        2005          2004
                                                     -----------   -----------
   Cost of revenues from product development
      agreements                                     $ 1,479,000   $ 6,109,000
   Product development and research                    6,043,000     5,213,000
                                                     -----------   -----------
         Total cost of product development             7,522,000    11,322,000
   Revenues from product development agreements        1,507,000     5,693,000
                                                     -----------   -----------
         Net cost of product development             $ 6,015,000   $ 5,629,000
                                                     ===========   ===========

      Royalties increased 92% to $2,961,000 in the nine months ended March 31, 2005 from $1,543,000 in the nine months ended March 31, 2004. This increase was due to increased royalties earned from one of our licensees based on its increased sale of hybrid electric vehicle batteries in 2005.

      Revenues from license and other agreements increased to $80,246,000 in the nine months ended March 31, 2005 from $75,000 in the nine months ended March 31, 2004. The 2005 license fees result from the recognition of revenue of $79,532,000 as a license fee (see Note B of Notes to Consolidated Financial Statements) and the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). The 2004 license fees resulted from licenses to Mcnair-tech Co., Ltd. of China and to Linghao Battery of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

      Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $1,105,000 in the nine months ended March 31, 2005 from $6,946,000 in the nine months ended March 31, 2004, principally due to lower patent defense costs ($231,000 in 2005 versus $6,359,000 in 2004) for the protection of Ovonic Battery's NiMH battery patents and technology.

      Ovonic Battery's operating, general and administrative expenses (net of allocations) decreased due to reductions in 2004 in the cost of outside services and facilities.

Other Income/Expense
--------------------

      The $6,704,000 improvement in other income (net) ($6,320,000 income in 2005 compared to $384,000 loss in 2004) resulted primarily from the $8,000,000 distribution received from Cobasys as a distribution from the joint venture associated with the settlement of the patent infringement disputes and counterclaims (see Note B of Notes to Consolidated Financial Statements), partially offset by the impairment loss ($1,710,000) in the Company's investment in Rare Earth Ovonic (see Note E of Notes to Consolidated Financial Statements).

                         Liquidity and Capital Resources

      As of March 31, 2005, the Company had consolidated cash, cash equivalents, short-term investments, restricted cash ($800,000), and accounts receivable (including $292,000 of amounts due from related parties) of $115,413,000 and had consolidated working capital of $110,683,000.

      In February 2005, the Company completed an $82.2 million (net of expenses) private placement of its Common Stock. The Company sold 5,090,000 shares of Common Stock at a price of $17.25 per share to 65 institutional investors. The Company plans to use the net proceeds of this transaction to double the manufacturing capacity of United Solar Ovonic's triple-junction, thin-film amorphous silicon photovoltaic products; to exercise the option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by TRMI Holdings, Inc., an affiliate of ChevronTexaco Corporation; and for general corporate purposes, including research and development activities.

       Subsequent to March 31, 2005, the Company received $26,921,000 from the exercise of warrants. The warrants to purchase 1,928,462 shares of ECD Common Stock at an exercise price of $13.96 per share were exercised by warrantholders who received the warrants as a result of purchasing units consisting of one share of Common Stock and one warrant to purchase a share of Common Stock in the private placements of November 2003 and January 2004.

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

      The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2005 to decrease to approximately $14,320,000, compared to $36,678,000 received in the year ended June 30, 2004, due to reduced funding to be received in the year ending June 30, 2005 from ChevronTexaco.

      Our backlog of orders as of March 31, 2005 for machine-building and equipment sales contracts, photovoltaic products and metal hydride materials is $35,933,000, including $34,670,000 for photovoltaic products, compared to a backlog of $7,821,000, including $5,031,000 for photovoltaic products, at March 31, 2004. The increase in 2005 is due to an increase in the backlog for United Solar Ovonic. In fiscal 2006, we expect to recognize $19,321,000 of this backlog.

      As of March 31, 2005, the Company had $100,441,000 consolidated cash, cash equivalents and short-term investments ($800,000 of which was restricted) consisting of money market funds, and corporate notes, classified as available-for-sale, maturing from 67 days to five months. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less.

      During the nine months ended March 31, 2005, $6,164,000 of cash was used in operations. The difference between the net income of $57,235,000 and the net cash used in operations was principally due to the recognition of non-cash revenue of $79,532,000 as a license fee (see Note B of Notes to Consolidated Financial Statements) and reductions in nonrefundable advance royalties ($1,830,000), increases in both accounts receivable ($1,950,000) and inventories ($1,357,000) due to a higher volume of product sales, partially offset by depreciation ($6,070,000), deferred nonrefundable patent license fee ($9,048,000), impairment loss in Rare Earth Ovonic ($1,710,000), and decreases in related-party accounts receivable ($1,888,000) due to reduced volume in related party revenues. Items offsetting the above reductions in the net cash used in operations include stock issued for service rendered ($786,000), increase in long-term retirement ($249,000) and a decrease in restricted cash ($350,000) (see Notes A, B and G of Notes to Consolidated Financial Statements).

      In consideration of the expanded license with Cobasys, revised joint venture agreements and the collateralization of certain obligations, ECD received an option to purchase the 4,376,633 shares of ECD Common Stock owned by a subsidiary of ChevronTexaco. The option, exercisable at $4.55 per share, expires on November 1, 2005.

      The Company spent $1,044,000 on property, plant and equipment that was placed in service during the nine months ended March 31, 2005. In total, the Company expects to spend $2,500,000 for capital expenditures in fiscal 2005, primarily for manufacturing equipment at United Solar Ovonic and for leasehold improvements to the Company's facilities.

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

      The resultant strategic alliances and agreements with major companies have accelerated the commercialization and development of the Company's products and technologies. While the Company's business partners have funded a substantial portion of its product development and commercialization activities, additional sources of cash are required to sustain the Company's operations. The Company expects to continue to use significant cash to fund its operations in the coming year and is engaged in a number of activities to raise capital, grow revenues and reduce costs.

      Management believes that funds generated from operations; new business agreements; the exercises of Common Stock purchase warrants and stock options; debt financings; new government contracts and the cost-containment initiatives, together with existing cash and cash equivalents and the aforementioned restructuring plan, will be adequate to support the Company's operations for the next twelve months. No assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. The September 2004 report of the independent registered public accounting firm states that "the Company's recurring losses from operations and need for additional working capital raise substantial doubt about its ability to continue as a going concern." Since that date, the Company has received approximately $109 million through the private placement of stock and the exercise of warrants. The Company is using a portion of the net proceeds of these transactions to double the manufacturing capacity for United Solar Ovonic's triple-junction, thin-film, amorphous silicon photovoltaic products and to exercise its option to purchase 4,376,633 shares of ECD Common Stock at $4.55 per share held by TRMI Holdings, an affiliate of ChevronTexaco Corporation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $99,866,000 and $13,074,000 of these investments (including cash equivalents) on March 31, 2005 and June 30, 2004, respectively. On March 31, 2005, the investments had an average maturity of less than 30 days, $19,769,000 of which had maturities of 67 days to five months, and on June 30, 2004, the investments were all maturing on a daily basis. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 20% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of March 31, 2005, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

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

      As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, the Company has devised a plan and committed the required resources to address and remediate these material weaknesses prior to our attestation of control effectiveness as of June 30, 2005. This plan includes the following:

       1. The Company has retained a registered public accounting firm as a consultant (Consultant) to assist in the project direction, execution and external reporting. This firm is assisting the Company in documenting its policies and procedures around its internal controls. These policies and procedures have been drafted, reviewed, approved and disseminated to all critical employees. The Company has completed its documentation of these policies and procedures and the Consultant has completed, where no remediation is necessary, its walkthrough and testing of these policies and procedures.

       2. The Company has enhanced its monitoring controls in the area of the financial reporting and has contracted with the Consultant to act as its internal auditor to assist in this monitoring activity.

       3. The Company has completed job descriptions for all of its accounting and finance employees, has prepared matrices of all the accounting and finance functions, and has restructured these duties and responsibilities to provide for appropriate segregation of duties and oversight or review of their activities.

       4. The Company, with the assistance of the Consultant, is in the process of strengthening its controls in the security of data within its information systems, initiating security event logs and activity reports, assignment of administrative rights, segregation of duties and access to data and applications.

      The Company, with its Consultant's assistance, has a plan to fully complete the remediation of all of the above items to enable management to assess its internal controls and to enable the Company's independent registered public accounting firm to audit management's assessment as of June 30, 2005.

      The Company has committed significant resources (total estimated cost of $2.2 million) to this project and management has informed all employees that this project is of the utmost importance to the Company and all of its employees.

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, notwithstanding the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. No changes were made in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits
------   --------

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


                                    Energy Conversion Devices, Inc.
                                    -------------------------------
                                    (Registrant)



                                By: /s/ Stephan W. Zumsteg
                                    -------------------------------------------
                                    Stephan W. Zumsteg
Date: May 10, 2005                  Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




                                By: /s/ Robert C. Stempel
                                    -------------------------------------------
                                    Robert C. Stempel
Date: May 10, 2005                  Chairman and Chief Executive Officer