Form 10-K/A
period 2004-06-30
ENERGY CONVERSION DEVICES INC
filed 2005-05-24
CIK 32878

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            June 30, 2004
                          -----------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                          Commission file number 1-8403


                         ENERGY CONVERSION DEVICES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                               38-1749884
-------------------------------------------------------------------------------
      (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)             Identification Number)


  2956 Waterview Drive, Rochester Hills, Michigan                 48309
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
===============================================================================
                                   page 1 of 5

                                EXPLANATORY NOTE

     Energy Conversion Devices, Inc. (ECD) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the U.S. Securities and Exchange Commission on September 13, 2004 (Amendment No. 1), to amend and restate the information provided under Item 9A. of Part II, "Controls and Procedures." This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

      This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K filed on September 13, 2004 and does not modify or update the disclosures in the Annual Report on Form 10-K as filed in any way except with regard to the specific modifications described in this Explanatory Note.

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.3, 31.4 and 32.1 hereto. Therefore, Part IV, Item 15. of the original filing has been amended to reflect the new certifications described above.

      This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K.

                                     PART II

Item 9A.   Controls and Procedures
-------    -----------------------

      As of June 30, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision, and with the participation, of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Annual Report on Form 10-K for the year ended June 30, 2004 due to the material weaknesses identified below.

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

            With respect to the matters identified as reportable conditions for the fiscal year ended June 30, 2003, the Committee has accomplished the following:

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


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
-------   ------------------------------------------

A list of exhibits filed:

      31.3 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.4 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1  Certifications of Chief Executive Officer and Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENERGY CONVERSION DEVICES, INC.



May 24, 2005                      By: /s/ Robert C. Stempel
                                      -----------------------------------------
                                      Robert C. Stempel
                                      Chairman and Chief Executive Officer