Form 10-K
period 2005-06-30
ENERGY CONVERSION DEVICES INC
filed 2005-09-13
CIK 32878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2005
                          -----------------------------------------------------
                                                OR

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                Yes  X               No
                                                      ---                  ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).                Yes                  No  X
                                                      ---                 ---

     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates (based upon the closing price of such voting and nonvoting common equity on the NASDAQ National Market System on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $489 million.

     As of September 6, 2005, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 28,386,215 shares of ECD's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

                               TABLE OF CONTENTS
                                    FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005


PART I ..................................................................... 2

Item 1:  Business .......................................................... 2

Item 2:  Properties ....................................................... 21

Item 3:  Legal Proceedings ................................................ 22

Item 4:  Submission of Matters to a Vote of Security Holders .............. 22


PART II ................................................................... 23

Item 5:  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities .............. 23

Item 6:  Selected Financial Data .......................................... 25

Item 7:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................... 26

Item 7A: Quantitative and Qualitative Disclosures about Market Risk ....... 42

Item 8:  Consolidated Financial Statements and Supplementary Data ......... 43

Item 9:  Changes in and Disagreements on Accounting and Financial
           Disclosure ..................................................... 92

Item 9A: Controls and Procedures .......................................... 93

Item 9B: Other Information ................................................ 94


PART III .................................................................. 95

Item 10: Directors and Executive Officers of the Registrant ............... 95

Item 11: Executive Compensation ........................................... 99

Item 12: Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters .................... 110

Item 13: Certain Relationships and Related Transactions .................. 115

Item 14: Principal Accountant Fees and Services .......................... 115


PART IV .................................................................. 117

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 117


SIGNATURES ............................................................... 121

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

     We manufacture and sell our proprietary products through our subsidiaries and joint venture companies and through licensing arrangements with major companies throughout the world. In addition, in support of these activities, we are engaged in research and development, production of our proprietary materials and products, as well as in designing and building production machinery. Our extensive patent portfolio includes numerous basic and fundamental patents applicable to each of our business segments. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

     Our corporate organization and the activities we conduct directly and through our subsidiaries and joint ventures are divided into the following three segments summarized below (see Item 8 regarding revenues and expenses of United Solar Ovonic Corp., United Solar Ovonic LLC, Ovonic Cognitive Computer, Inc., Ovonic Hydrogen Systems LLC, Ovonic Fuel Cell Company LLC and Ovonic Battery Company, Inc. which are included in our consolidated financial statements):

United Solar Ovonic Segment                          Ownership as of September 6, 2005
---------------------------                          ---------------------------------
  United Solar Ovonic Corp.                            ECD - 100%
  United Solar Ovonic LLC                              ECD - 60%
                                                       United Solar Ovonic Corp. - 40%

ECD Segment
-----------
  Ovonic Unified Memory(TM)
  -------------------------
    Ovonyx, Inc.                                       ECD - 41.7%
                                                       Tyler Lowrey; Intel Capital; private investors - 58.3%

  Ovonic Cognitive Computer(TM)
  -----------------------------
    Ovonic Cognitive Computer, Inc.                    ECD - 95%
                                                       Ovonyx - 5%
  Hydrogen Technology
  -------------------
    Ovonic Hydrogen Systems LLC                        ECD - 100%

  Fuel Cell Technology
  --------------------
    Ovonic Fuel Cell Company LLC                       ECD - 100%

Ovonic Battery Segment
----------------------
  Energy Storage and Related Technologies
  ---------------------------------------
    Ovonic Battery Company, Inc.                       ECD - 91.4%
                                                       Honda Motor Company, Ltd. - 3.2%
                                                       Sanoh Industrial Co., Ltd. - 3.2%
                                                       Sanyo Electric Co. Ltd. - 2.2%

    Cobasys LLC (formerly Texaco Ovonic                Ovonic Battery Company, Inc. - 50%
      Battery Systems LLC)                             Chevron Technology Ventures LLC - 50%


    Rare Earth Ovonic Metal Hydride
      Joint Venture Co. Ltd.                           ECD & Ovonic Battery Company, Inc. - 19%
    Rare Earth Ovonic High Power NiMH                  Inner Mongolia Baotou Steel Rare-Earth High Tech
      Battery Joint Venture Co. Ltd.                     Holding Co. Ltd. and other investors - 81%
    Rare Earth Ovonic NiMH Battery
      Electrode Joint Venture Co. Ltd.


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

     Energy activities, specifically complete systems for energy generation, storage and infrastructure, represent a major element of our business. Environmentally safe methods of generating and storing energy have become critical in today's world. Our United Solar Ovonic subsidiary manufactures our continuous web, thin-film multilayer photovoltaic products. Photovoltaics (PV) is the direct conversion of sunlight into electricity and a source of clean energy. United Solar Ovonic's products are lightweight, rugged and flexible, unique characteristics which differentiate them from other solar products, and include a complete line of power panels and a line of roofing products for commercial and residential applications. The multilayer PV cells are manufactured using a proprietary continuous roll-to-roll process. Alliances with roofing manufacturers and contractors have expanded United Solar Ovonic's market for building-integrated PV (BIPV) roofing products.

     Cobasys, our integrated energy storage solutions joint venture with Chevron Technology Ventures (Chevron), is bringing advanced NiMH batteries into widespread commercial production for transportation, telecommunication, uninterruptible power supply (UPS), military, homeland security, stationary power and other prismatic battery applications. Cobasys offers complete advanced NiMH battery pack system solutions for hybrid electric vehicles (HEVs), heavy-duty vehicles (HDVs) and vehicles with 36/42-volt electrical systems. It also is developing advanced stationary battery systems for telecommunications, UPS and distributed generation applications.

     Another joint venture, Ovonyx, is commercializing its proprietary electrical phase-change semiconductor memory technology, Ovonic Unified Memory
(OUM), through a series of joint development programs with industrial partners. OUM offers significantly faster write and erase speeds and higher cycling endurance than conventional FLASH and DRAM semiconductor memory.

     ECD's principal manufacturing activity consists of machine building by its Production Technology and Machine Building Division. The principal manufacturing activity of Ovonic Battery Company, Inc. is production of nickel hydroxide positive electrode materials for NiMH batteries.

     Consolidated revenues for our last three fiscal years (excluding revenues of licensees and joint ventures) in our three business segments were as follows:


       Segments                        2005          2004         2003
       --------                     ----------    ----------   ----------
                                      (000's)       (000's)      (000's)

United Solar Ovonic                  $  58,718    $ 36,959    $ 14,890
ECD                                     16,841      16,155      27,062
Ovonic Battery*                         88,557**    15,230      28,671
Less Intersegment Revenues              (7,546)     (2,088)     (5,599)
                                     ---------    --------    --------
          Total Revenues             $ 156,570    $ 66,256    $ 65,024
                                     =========    ========    ========
*   Excludes discontinued operations
**  Includes $79,532,000 one-time, noncash license fee


United Solar Ovonic Segment
---------------------------

     Photovoltaics. Photovoltaic (PV) systems provide clean energy by converting sunlight into electricity. With the increasing awareness for energy security and concern about pollution caused by the burning of fossil fuels, the world market for PV is growing rapidly at an annual rate of more than 30%.

     Large-scale deployment of PV is dependent on its cost. We have pioneered the low-cost roll-to-roll technology for manufacture of large-area thin-film amorphous silicon PV and, together with our wholly owned subsidiaries United Solar Ovonic Corporation and United Solar Ovonic LLC (collectively hereafter referred to as "United Solar Ovonic") are leaders in the thin-film amorphous PV technology. Compared to PV products that are produced using conventional technology, Uni-Solar products are lightweight and rugged and require much less energy to produce. The cell thickness is 100 times thinner than that of the conventional crystalline silicon solar cells, and the material cost is, therefore, low. Also, our thin-film PV technology is not affected by the shortage of semiconductor grade silicon that is impeding the growth of companies in the industry using conventional PV technology.

     United Solar Ovonic technology involves the deposition of solar cells on flexible rolls of stainless steel; the products are flexible and abuse tolerant. The PV laminates can be provided with adhesive on the back of the laminate which is exposed by removal of a protective paper covering. These self-adhesive PV laminates can be easily and quickly bonded to the roof surface, reducing the installation cost. Conventional products use glass and are heavy, fragile and costly to install since they need support structures for mounting.

     United Solar Ovonic has made alliances with several roofing material manufacturers and roofing contractors to expand its market reach. In April 2004 United Solar Ovonic entered into an agreement with Solar Integrated Technologies
(SIT) of Los Angeles, California for integration of its products with single-ply roofing materials. SIT has completed several major solar roofing projects for schools and commercial buildings in California using Uni-Solar products. United Solar Ovonic has also made major alliances in Europe with manufacturers of different types of roofing materials. ThyssenKrupp Hoesch Bausysteme GmbH (Thyssen), a leading German steel manufacturer, integrates Uni-Solar products with its roofing material for the German market. Similar agreements have been made with

Alwitra for single-ply membrane roofs and Kalzip for aluminum roofs. In November 2004, United Solar Ovonic signed a multi-year agreement with Biohaus PV Handels GmbH to sell up to 9.6 megawatts of PV laminates that would be incorporated by Biohaus into its proprietary panel design to address Germany's grid-connected market.

     In order to expand its market reach further in Europe, United Solar Ovonic has also signed agreements with two leading distributors of PV products in
Germany: Sunset Energietechnik GmbH to address the German market; and Conergy AG to address the emerging markets in France, Greece, Spain and Switzerland.

     With the increased acceptance of its Uni-Solar products, United Solar Ovonic is doubling its production capacity. In June 2005, it entered into a long-term lease agreement for its next state-of-the-art thin-film solar panel manufacturing facility to be located near the current manufacturing plant in Auburn Hills, Michigan. Occupancy of the new facility is scheduled for May 2006, and it is anticipated that the plant will begin manufacturing products in the fall of 2006 following optimization of the manufacturing equipment.

     United Solar Ovonic is also developing its PV technology for an ultra-lightweight, low-cost alternative to conventional space PV modules made of crystalline silicon or gallium arsenide. United Solar Ovonic's triple-junction modules, originally developed for terrestrial applications, are made of amorphous silicon based thin-film alloys, which are deposited on a 5-mil flexible stainless steel substrate. By utilizing a polymeric or a thinner stainless substrate, new space cells are being developed that have a specific power density greater than 1,000 watts per kilogram (W/kg) using a polymeric substrate, and 500W/kg using a thin stainless steel substrate. A high specific power density is required for airship and satellite applications, and, considering the high cost of launching satellites, lightweight cells also are economically attractive for space application. Additionally, the radiation hardness and superior high-temperature performance of amorphous silicon makes it an attractive material for space application.

     United Solar Ovonic has been successfully developing its ultra-lightweight solar cell technology to use in space and airship vehicles addressing defense and homeland security applications under contracts from the U.S. Air Force Research Laboratory, Kirtland AFB, New Mexico. The most recent contract, announced in August 2005, provides for an 18-month, $6.7 million extension of development work initially began in 2003. Another contract with the Air Force Research Laboratory, awarded in May 2004, calls for United Solar Ovonic to provide 3 kilowatts of lightweight solar cells deposited on thin stainless steel to supply power to an experimental satellite. Included in the contract is an option for the Air Force to acquire an additional 300 watts of ultra-lightweight solar cells deposited on polymer.

     United Solar Ovonic has a long-term research and development strategy for increasing the throughput of its solar cell manufacturing equipment and increasing the conversion efficiency of its solar cells. It is expected that future generations of our solar cell manufacturing equipment will be capable of producing PV products with higher sunlight-to-electricity conversion efficiency and in quantities which exceed our present generation of state-of-the-art thin-film deposition manufacturing equipment.

     United Solar Ovonic has a formidable patent portfolio in PV technology with 85 U.S. patents and 144 foreign counterparts covering the materials that are used in the cells, cell design, processes and equipment to manufacture the cells and product design. Because many of its patents are broad and because its patent portfolio is extensive, United Solar Ovonic does not believe that expiration of any of its PV technology patents during the next five years will have a material adverse effect on its business.

ECD Segment
-----------

     Ovonyx/Ovonic Unified Memory. Building on our earlier work, Ovonyx is developing a proprietary family of high-performance nonvolatile semiconductor memory and information processing devices called Ovonic Unified Memory.

     In 1999, we and Tyler Lowrey, the former vice chairman and chief technology officer of Micron Technology, Inc., formed Ovonyx, Inc. to further develop and commercialize OUM for various semiconductor memory products. Our contribution to Ovonyx, in return for our initial 50% ownership interest, consisted of licenses, know-how and proprietary technology.

     In February 2000, Ovonyx and Intel entered into a collaboration and nonexclusive royalty-bearing license agreement to jointly develop and commercialize OUM technology. The investment by Intel Capital and other investors in Ovonyx has brought our ownership of Ovonyx to 41.7% of the shares outstanding without giving effect to the exercise of outstanding stock options and warrants.

     Ovonyx is commercializing its proprietary phase-change semiconductor memory technology through a series of joint development programs with industrial partners. OUM offers significantly faster write and erase speeds and higher cycling endurances than conventional FLASH memory. OUM also has the advantage of a simple fabrication process that permits the design of semiconductor chips with embedded nonvolatile memory using only a few additional mask steps.

     Ovonyx is focusing its efforts on the development and optimization of manufacturing processes and OUM device structures that are compatible with existing commercial memory products such as DRAM and FLASH. Because it has the advantage of enormously improved cycle life, significantly reduced programming time and simple manufacturing process, OUM can be a direct replacement for FLASH memory. OUM can also provide a direct replacement for DRAM memory, universally used as system memory in computers.

     Ovonyx' strategy for OUM is to target the direct replacement of FLASH memory in products such as cell phones, digital cameras and PDAs where a single OUM device can replace what now requires a combination of DRAM and FLASH devices. OUM is a high-speed, nonvolatile memory with cost advantages over DRAM or FLASH such as a very small footprint, reduced cost per bit, low power and low voltage, and a robust temperature range. It also is a random-access, nondestructive read memory that is scalable, radiation hard and provides a user-friendly PC interface. OUM technology has demonstrated one million times the cycle life of FLASH and 100 times the write speed of FLASH.

     In November 1999, Ovonyx and BAE Systems entered into a collaboration and royalty-bearing exclusive agreement to commercialize OUM technology for radiation-hardened space and military applications. Ovonyx and BAE Systems are engaged in a joint development program directed toward application of OUM in BAE Systems' space products.

     Ovonyx and STMicroelectronics entered into a collaboration and a nonexclusive royalty-bearing agreement in December 2000 whereby
STMicroelectronics was granted a license by Ovonyx to use its thin-film nonvolatile semiconductor memory technology in STMicroelectronics' product line. The two companies also established a joint development program. In February 2003, Ovonyx and STMicroelectronics agreed to expand the scope of the technology license and agreed to extend their joint development program.

     In August 2004, Ovonyx and Nanochip, Inc. entered into a collaboration and royalty-bearing nonexclusive license agreement pursuant to which Nanochip will use Ovonyx nonvolatile semiconductor memory technology in its Micro-Electro-Mechanical Systems (MEMS) based, ultra-high-density data storage systems.

     In February 2005, Ovonyx granted a nonexclusive technology license to Elpida Memory, Inc. of Japan to use Ovonyx OUM technology. The principal owners of Elpida are NEC Corporation and Hitachi, Ltd. The technology license agreement also provided that Ovonyx actively support Elpida's program to commercialize OUM phase-change memory products.

     While OUM technology is gaining broader acceptance among semiconductor manufacturers, OUM technology will require further technical development and may require additional financial resources to reach commercial product status.

     Optical Memory. Our Ovonic phase-change rewritable optical memory technology has been selected for use as the rewritable version of the CD, DVD, Blu-ray and HD-DVD formats. The competing Blu-ray and HD-DVD formats both use our phase-change technology for the next generation of high definition digital video discs.

     We have licensed our Ovonic phase-change rewritable optical memory technology to a number of data storage media companies, including Matsushita Electric Industrial Co., Ltd., Ricoh Company Limited and Sony Corporation.

     Our rewritable phase-change optical memory licenses provide for a nonrefundable advance royalty payment of $25,000 and a royalty of 1.5% of the net selling price of the rewritable optical memory disks for the first one million sold and 1% of the net selling price thereafter. Licensees are granted nonexclusive, royalty-bearing, worldwide licenses under our rewritable phase-change optical memory product and processing patents in existence at the time the license is granted to make, have made, use, sell, lease or otherwise dispose of rewritable optical memory disks. Our portfolio of patents relating to rewritable optical memory products contains patents expiring beginning in 2005 through 2015.

     We are also applying our Ovonic optical phase-change technology under a three-year cost-sharing contract awarded in September 2003 by the National Institute of Standards and Technology's (NIST) Advanced Technology Program (ATP) to develop new optical switching devices for active optical routing devices in digital signal processing.

     Ovonic Cognitive Computer Technology. In October 2002, we formed Ovonic Cognitive Computer, Inc. as the exclusive licensee of certain technologies, which previously had been licensed to Ovonyx, for the development of the Ovonic cognitive computer technology. We own 95% of Ovonic Cognitive Computer, Inc. and Ovonyx owns the balance. The Ovonic cognitive computer technology is a unique multifunctional approach to computing that is basically different than the Von Neumann concept, the prototype of today's computers. We are developing technology to accomplish many tasks in a simple manner which is not possible to perform using conventional computers together with learning capability that mimics the functionality of the human brain by combining memory and processing in a single sub-micron device. The Ovonic cognitive computer technology incorporates nanostructural Ovonic materials deposited as a thin film used to make devices which, when fully developed, will have the capability to execute ordinary arithmetic and logic operations as well as advanced functions such as nonbinary processing, higher mathematics, pattern recognition and encryption in a densely interconnected and parallel fashion. The Ovonic cognitive computer technology requires significant technical and product development and substantial financial resources to reach commercial product status.

     Ovonic Solid Hydrogen Storage Systems Technology. Hydrogen is an ideal fuel source. It is clean and efficient and it yields more energy per unit of weight than any other existing combustible fuel. Hydrogen's only waste product is water vapor. Because hydrogen is a major component of water and of hydrocarbons, it is in abundant supply. One of the principal stumbling blocks to the use of hydrogen as a fuel has been the inability to store hydrogen safely and efficiently. Conventional methods of storing hydrogen have been high-pressure compressed gas and liquefaction at extremely low temperatures.

     We have developed a new, practical approach to store hydrogen in a safe and economical manner using a family of new efficient metal hydrides based upon our proprietary, atomically-engineered materials technology whereby hydrogen is stored in a solid metal matrix at low practical pressures. Our inventions have resulted in the issuance of 48 U.S. patents and 70 foreign counterparts applicable to hydrogen storage in a metal hydride, as well as patent applications in various stages of prosecution. Many of the more fundamental patents applicable to our NiMH battery technology also provide us with a proprietary position in our solid hydrogen storage in metal hydride materials technology. We do not believe that the expiration of any patent applicable to our solid hydrogen storage materials technology during the next five years will have a material adverse effect on our business, and we expect to replace expiring patents with new applications and patents.

     Our solid hydrogen storage materials can be packaged in a variety of sizes and shapes to meet application requirements - from automobiles to portable electronic devices. For example, Ovonic Hydrogen Systems has produced prototype compact hydrogen storage canisters that can store hydrogen in a portable form to operate lawnmowers, garden equipment, power generators or barbecue grills once such hydrogen-powered products become commercially available. During fiscal year 2005, Ovonic Hydrogen Systems began producing and selling limited quantities of hydrogen storage canisters for portable applications.

     In April 2004, the U.S. Department of Transportation approved the transport of hydrogen in metal hydride storage systems developed by Ovonic Hydrogen Systems for portable applications. This new exemption authorizes the manufacture, labeling, sale, and use of metal hydride hydrogen storage systems applicable to the family of portable canisters currently under development at Ovonic Hydrogen Systems, allowing hydrogen storage capacity up to 1300 standard liters. The exemption also authorizes re-qualification by ultrasonic inspection, effectively extending the service life of a metal hydride canister well beyond the 5-year limit of previous exemptions and authorizes use of the internationally recognized UN3468 identification number for "Hydrogen in a Metal Hydride Storage System."

     Hydrogen can also be used to power internal combustion engines. Such engines can be designed to be very clean, meeting or exceeding California's Ultra Low Emission Vehicles regulations, and virtually eliminate CO2, carbon monoxide and hydrocarbon emissions at the tailpipe. Ovonic Hydrogen Systems converted an original equipment 1.5-liter internal combustion engine (ICE) in a 2004 Toyota Prius to run on hydrogen using a low-pressure solid hydrogen storage system. This modified Prius demonstrates our solid hydrogen storage technology for vehicular propulsion using two 33-liter hydrogen storage vessels storing up to 3.4 kilograms of hydrogen to provide nearly a 200-mile vehicle range. Refueling at 1,500 psi to 90% capacity takes 10 minutes.

     In February 2004, we were awarded a $500,000 cost-shared contract by the U.S. Department of Energy and the Agency for International Development to convert a three-wheeled internal-combustion-engine-powered vehicle, commonly used as a taxi in India, to be fueled by hydrogen. The hydrogen fuel is supplied by our on-board solid-state metal hydride storage tank. In April 2005, we demonstrated a prototype hydrogen-ICE three wheeler at the annual meeting of the U.S. National Hydrogen Association.

     In October 2000, we and Chevron formed a joint venture to further develop and advance the commercialization of the Ovonic solid hydrogen systems. In December 2004, in consideration of relieving Chevron from any continuing funding obligation, Chevron transferred to ECD its interest in the joint venture. Ovonic Hydrogen Systems LLC is now owned 100% by ECD. As of June 30, 2005, Chevron funded $62,398,000 for initial product and market development, the primary use of which was to fund a contract from Ovonic Hydrogen Systems to ECD to further develop the Ovonic solid hydrogen storage technology.

     Our Ovonic solid hydrogen storage systems technology, based on our atomically engineered materials, is being further improved and developed and requires additional financial resources to reach commercial product status.

     Ovonic Metal Hydride Fuel Cell Technology. A fuel cell is an environmentally clean power generator, combining hydrogen with oxygen to produce electricity without combustion, with the only byproducts being water and heat. It is an electrochemical device consisting of an anode and a cathode separated by an ionically conductive electrolyte. Hydrogen is oxidized at the anode and oxygen in air is consumed at the cathode. In the Ovonic metal hydride fuel cell, means for hydrogen storage, such as metal hydrides, are provided in the anode. This fundamentally new approach of our technology, we believe, results in unique and favorable features, such as the intrinsic ability to store energy in the fuel cell stack, instant-start capability and excellent low-temperature performance. Ovonic fuel cell technology presents a lower cost approach to the noble metal catalysts typically used in proton exchange membrane fuel cells.

     Our fuel cell technology is being developed for commercial use in a full range of stationary, portable power and transportation applications, which can supply electricity as an alternative or supplement to electricity supplied through grid distribution or portable fossil-fuel-powered generators.

     Since 2002, we have been issued 13 U.S. patents and five foreign counterparts directly applicable to our fuel cell technology. Additionally, many of the patents applicable to our NiMH battery and solid state hydrogen technologies are also applicable to our Ovonic metal hydride fuel cell technology. These patents have various dates of expiration through 2025. We do not believe that the expiration of any patent applicable to Ovonic metal hydride fuel cell technology during the next five years will have a material adverse effect on our business.

     Our Ovonic metal hydride fuel cell technology is being further developed and requires additional financial resources to reach commercial product status.

     Production Technology and Machine-Building Division. Our Production Technology and Machine Building Division has extensive experience in designing and building proprietary automated production equipment. The Production Technology and Machine Building Division has designed and built for us and certain of our licensees multiple generations of photovoltaic production lines, including United Solar Ovonic's 25 megawatt (MW) solar manufacturing machinery and equipment. The Production Technology and Machine Building Division is building the roll-to-roll solar-cell deposition equipment for United Solar Ovonic's second state-of-the-art thin-film solar panel manufacturing facility. Research, development and manufacturing equipment for high-rate microwave plasma-enhanced chemical vapor deposition (MPCVD) and other materials technology have also been designed and built by this Division.

     In September 2003, we and GE Global Research, the research organization of General Electric, announced that we had been awarded a grant from NIST's ATP to develop a low-cost, roll-to-roll process for the production of large-area organic electronic devices. The cost of the $13 million, four-year project is being shared among NIST, GE and us. The program goal is to create a cost-effective system for the mass production of organic electronic devices such as high-efficiency lighting devices. The proposed roll-to-roll research prototype line will input a roll of plastic film and output working organic electronic devices. GE will design and provide the organic electronic technology, while we will provide our unique roll-to-roll equipment-building expertise. The key is to form the active organic layers using low-cost printing techniques such as gravure or screen printing. If successful, the program will demonstrate that organic electronic devices can be made on flexible material in a continuous roll-to-roll process without the huge capital investment normally required for batch-processed inorganic semiconductor technology. The two major technology challenges that scientists face are: ensuring that roll-to-roll processing is compatible with the materials and device designs, and integrating all the fabrication steps into one line.

Ovonic Battery Segment
----------------------

     Ovonic Battery has developed the proprietary materials and technology for NiMH batteries which have been licensed to all significant NiMH battery manufacturers throughout the world.

     Ovonic NiMH batteries store approximately twice as much energy as standard nickel cadmium (Ni-Cd) or lead acid batteries of equivalent weight and size. In addition, Ovonic NiMH batteries have high power, long cycle life, are maintenance free and have no memory effect. Moreover, Ovonic NiMH batteries do not contain cadmium or lead, both environmentally hazardous substances. NiMH batteries are capable of being made in awide range of sizes and have a wide range of applications, including hand-held consumer products such as digital cameras; HEVs and EVs; power tools, utility and industrial applications; and 36/42 volt batteries to meet the emerging requirements for higher voltages, power and energy of next-generation fuel-efficient vehicle applications.

     Lithium-Ion (Li-Ion) batteries compete with NiMH batteries in applications for consumer electronic devices and have a stronger market share than NiMH in certain laptop computer and cell phone markets. NiMH technology has numerous advantages over Li-Ion technology such as lower cost, higher power, safety and abuse tolerance. NiMH batteries are most favored by manufacturers of mass-market consumer products incorporating rechargeable batteries where cost is a factor, or the application requires high power levels, and are the batteries of choice by the manufacturers of HEVs where safety considerations in large, high-energy battery systems are extremely important.

     Our inventions have resulted in basic patents covering all commercial NiMH batteries, with 125 issued U.S. patents and 350 foreign counterparts. While all of the patents involving Ovonic NiMH battery technology are important to our licensing activities and the business activities of Cobasys LLC, there are approximately 13 patents which we believe to be particularly important. These patents have various dates of expiration through 2014. Additional U.S. and foreign patent applications are in various stages of preparation, prosecution and allowance. In view of the overall strength of our patent position relating to NiMH batteries, and that the validity of newer patents has not been tested in court, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business.

     Cobasys. Cobasys is the joint venture restructured in July 2001 by Ovonic Battery and Chevron. Cobasys was organized to bring advanced integrated energy storage systems utilizing NiMH batteries into widespread commercial production for transportation, telecommunication, UPS, distributed generation, military, homeland security, stationary power and other prismatic battery applications.

     Cobasys offers complete advanced NiMH battery pack system solutions in transportation applications for HEVs, HDVs and vehicles with 36/42-volt electrical systems.

     In December 2004, as part of our focus on our core businesses, we entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the time of the restructuring of the joint venture in July 2001. The expanded licenses will provide an opportunity for Cobasys to take advantage of the growing interest in NiMH battery systems and will enable it to address a full range of energy storage opportunities.

     In July 2004, we, Ovonic Battery, Cobasys, Matsushita Electric Industrial Co., Ltd. (MEI), Panasonic EV Energy Co., Ltd. (PEVE) and Toyota Motor Corporation entered into a settlement agreement with respect to patent infringement disputes initiated by us and counterclaims involving NiMH batteries pending before the International Chamber of Commerce, International Court of Arbitration.

     Under the arrangement, we, Cobasys, MEI, PEVE and Toyota have entered into an agreement pursuant to which the parties have cross-licensed current and future patents related to NiMH batteries filed through December 31, 2014, effective upon the date of settlement. The licenses granted to MEI, PEVE and Toyota did not include rights to use the licensed patents to (i) offer for sale certain NiMH batteries for certain transportation applications in North America until after June 30, 2007 or (ii) sell commercial quantities of certain transportation and certain stationary power NiMH batteries in North America until after June 30, 2010. PEVE was granted expanded rights in July 2005 to solicit and sell NiMH batteries for certain North American transportation applications and Cobasys will receive royalties on PEVE North American sales of NiMH batteries through 2014.

     Further, under the terms of the settlement, Cobasys and PEVE have agreed to a technical cooperation arrangement, including access to suppliers, to advance the state-of-the-art of NiMH batteries, which are widely used in HEVs. Cobasys and PEVE have also agreed to collaborate on the development of a next-generation high-performance NiMH battery module for HEVs.

     Through January 2005, Chevron contributed $160 million to Cobasys to develop integrated energy storage systems, to increase manufacturing capacity and for market and product development.

     In December 2004, we and Chevron agreed to a number of amendments to the terms of the Cobasys operating agreement, which include providing a mechanism for additional funding from Chevron to continue Cobasys' activities. Chevron is entitled to a priority right of repayment for providing this additional funding in the form of a loan. We and Chevron will each continue to own a 50-percent interest in Cobasys subject to adjustment under certain circumstances. Under the amended agreement, Chevron has loaned $20.1 million to Cobasys through June 30, 2005. Ovonic Battery has contributed to the joint venture intellectual property, licenses, production processes, know-how, personnel and engineering services relating to NiMH battery technology.

     A 170,000 square foot state-of-the-art integrated energy storage system production facility with automated manufacturing equipment has been established by Cobasys in Springboro, Ohio. The facility is ISO/TS 16949 certified and will be capable of producing two million battery modules annually at full capacity when fully equipped. Cobasys is currently pursuing ISO 17025 and TL 9000 certifications in order to meet additional industry quality requirements.

     Cobasys is cooperating with Motorola, Inc. in the development and manufacture of battery control system components for HEV battery systems such as the hybrid battery pack controller which integrates Motorola-designed hardware with Cobasys' patent-pending software. The control system will monitor, control and perform diagnostics for Cobasys' NiMH battery systems.

     We recorded revenues of approximately $2.0 million, $5.6 million and $12.4 million for work performed under an advanced product development contract with Cobasys for the years ended June 30, 2005, 2004 and 2003, respectively. As Cobasys becomes fully integrated to include research and development activities, future development contracts with Ovonic Battery are not anticipated.

     Ovonic Battery Company. Ovonic Battery licenses manufacturers of NiMH batteries throughout the world for consumer, vehicle propulsion and other battery applications.

     Our royalty-bearing NiMH battery licenses provide for upfront nonrefundable license fees and, depending on factors such as geographical scope and fields of application, require licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for transportation applications) of the selling price of NiMH batteries. Certain licensees, particularly our Chinese licensees, have paid modest upfront, nonrefundable license fees, but are required to pay royalty rates considerably higher than 0.5% and to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Most of Ovonic Battery's licensees have the right to make and sell cylindrical NiMH batteries for consumer applications under royalty-bearing non-exclusive licenses.

     Our joint ventures established to manufacture NiMH batteries are licensees of Ovonic Battery. Typically, we acquired our ownership interest in the NiMH battery joint ventures by the contribution of licensed patents or technology, or both. These licenses to our NiMH battery joint ventures generally do not require the payment of royalties.

     Generally, the term of the license agreements extends for so long as the patents being licensed are in force. Some licenses have fixed terms but provide for extensions of additional one- to five-year periods. Based upon our NiMH battery patent portfolio (provided a market for NiMH batteries remains for the next nine years), we believe that patents applicable to NiMH batteries can provide us with royalty revenues through 2014.

     Ovonic Battery also produces high performance proprietary nickel hydroxide materials for use in the positive electrodes of NiMH batteries and sell these materials to some of its licensees. The Ovonic nickel hydroxide materials offer NiMH battery manufacturers advantages with such features as higher capacity and power, greater cycle life, high temperature performance, and lower costs. Ovonic Battery manufactures its nickel hydroxide materials at an automated facility capable of operating 24 hours a day, seven days a week.

     Ovonic Battery has established three joint ventures in China with Rare Earth High-Tech Co., Ltd., which are licensed to make and sell NiMH batteries and battery materials for consumer applications and has entered into royalty-bearing consumer battery license agreements with 13 other Chinese companies.

     Most of Ovonic Battery's licensees have the right to make and sell cylindrical NiMH batteries for consumer applications under royalty-bearing non-exclusive licenses.

     In addition to its Cobasys joint venture, Ovonic Battery has entered into royalty-bearing, nonexclusive license agreements granting limited rights for the manufacture of Ovonic NiMH four-wheeled vehicle propulsion batteries and related products outside of the United States with Sanyo, Toshiba, Hyundai Motor Company, Nan Ya and GP Batteries. Sanyo, Toshiba and Hyundai have restricted rights to sell batteries in vehicles imported into North America. GP Batteries and the Rare Earth Ovonic joint ventures have limited rights to sell vehicle propulsion batteries in North America by and through Ovonic Battery. Saft

Group and the United States Advanced Battery Consortium are licensed under a royalty-bearing, nonexclusive license agreement for the manufacture and sale of vehicle propulsion batteries in the United States. Among our licensees of Ovonic NiMH batteries for four-wheel vehicle propulsion applications, Sanyo and GP Batteries are engaged in manufacturing batteries for such applications.

     For two- and three-wheeled vehicle applications, Ovonic Battery has entered into royalty-bearing license agreements for the manufacture and sale of Ovonic NiMH batteries with Sanyo, Walsin, Sanoh Industrial Co., Ltd., Nan Ya, GP Batteries and our Rare Earth Ovonic joint ventures. Subject to these agreements and subject to rights retained by Ovonic Battery in China and India with respect to NiMH batteries for two- and three-wheeled vehicles, Cobasys has been granted an exclusive royalty-free license for the manufacture and sale of batteries for two- and three-wheeled vehicles.

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

     We have wafer processing equipment in a clean room fabrication facility which allows us state-of-the-art functionality. This facility will allow us to extend the application of Ovonic materials and fabricate amorphous semiconductor devices, including devices that will be used in the development of the Ovonic cognitive computer technology.

     The sophisticated capability of this fabrication facility and electronic test equipment enables us to conduct work not only for ourselves in advanced materials, optical and memory activities, but for our Ovonyx joint venture, as well as others who could utilize our advanced capabilities.

     The amount of future revenues to be billed and recognized as revenue, as earned, under current contracts with government agencies totaled approximately $12,040,000, $468,000 of which has not yet been approved. These contracts are cancelable at any time with provisions to reimburse us for any costs through the termination date. Our government contracts, which have partially funded development of specific segments of our technologies, provide the government with "march-in rights" to use, or have others use, technologies developed under the applicable contract on a royalty-free basis under certain conditions. We retain the technology rights for any inventions or other discoveries under these contracts. The U.S. government has not exercised its "march-in rights" with respect to any technologies developed by us under such product development contracts.

     The following is a summary of our consolidated direct expenditures, excluding the allocation of patents, depreciation and general and administrative expenses, for product research and development for the three years ended June 30, 2005. All of our research and development costs are expensed as incurred and are included in our Consolidated Statement of Operations as cost of revenues from product development agreements and product development and research.


                                  Direct Research and Development Expenditures
                                  --------------------------------------------
                                              Year Ended June 30,
                                     2005             2004             2003
                                 ------------     ------------     ------------

    Sponsored by industrial
      partners, government
      agencies and licensees     $ 15,500,378     $ 23,925,301     $ 28,139,630

    Sponsored by us                16,457,311       14,196,280       12,539,628
                                 ------------     ------------     ------------
                                 $ 31,957,689     $ 38,121,581     $ 40,679,258
                                 ============     ============     ============


                    SOURCES AND AVAILABILITY OF RAW MATERIALS

     Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods and services could have an adverse impact on our manufacturing operations. The key raw materials used in our business are metals, primarily nickel, cobalt and stainless steel; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane, disilane and germane; and polymer materials.

                         PATENTS AND PROPRIETARY RIGHTS

     Since our founding in 1960, we have focused our research and product development efforts on amorphous, disordered and related materials, a previously unrecognized field of physics and materials science that has since attracted widespread attention. We have established a multi-disciplinary business, scientific and technical organization ranging from research and development to product development and manufacturing and selling products, as well as designing and building production machinery. We recognize that all of our activities need to be carefully protected. Our extensive patent portfolio, including patents assigned to a joint venture partner, consists of 294 U.S. patents and 493 foreign counterparts, and includes numerous basic and fundamental patents applicable to each of our lines of business. We invent not only materials, but also develop low-cost production technologies and high-performance products. Our patents, therefore, cover not only materials, but also the production technology and products we develop.

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

                            CONCENTRATION OF REVENUES

     We have historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2005, one customer represented 11% of our total revenues (Solar Integrated Technologies). See Note I of Notes to Consolidated Financial Statements. In the year ended June 30, 2004, one customer (Texaco Ovonic Hydrogen Systems) represented 15% of our total revenues. In the year ended June 30, 2003, three customers represented 58% of our total revenues (21% Texaco Ovonic Hydrogen Systems, 21% Cobasys and 16% Rare Earth Ovonic joint ventures). As of December 2, 2004, ECD owns 100% of Texaco Ovonic Hydrogen Systems, which was renamed Ovonic Hydrogen Systems.

                                     BACKLOG

     Our backlog of orders as of June 30, 2005 for photovoltaic products, machine-building and equipment sales contracts and nickel hydroxide materials is $52,059,000, of which $51,299,000 is for United Solar Ovonic. The comparable backlog at June 30, 2004 was $10,978,000. In fiscal 2006, we expect to recognize revenues of $49,870,000 from our backlog.

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

                                    EMPLOYEES

     As of September 6, 2005, we and our consolidated subsidiaries had a total of 496 employees in the U.S. and 250 employees outside of the U.S. The above numbers do not include employees of our joint ventures or licensees.

                              AVAILABLE INFORMATION

     Our Internet address is www.ovonic.com. We make available, free of charge, on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

   o   we have a history of losses, our future profitability is uncertain;

   o we need to obtain debt or additional equity financing to continue to operate our business and financing may be unavailable, reduce our stock price or be available only on disadvantageous terms;

   o our revenues are dependent upon licensing arrangements and our licensees may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies;

   o we receive a significant portion of our revenues from a small number of customers;

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

   o our ability to succeed will be dependent upon our ability to successfully implement our business plan, as to which no assurance can be given;

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

   o we and our joint venture partners may not be able to manufacture our developed products successfully on a commercial scale;

   o it is uncertain that the market will accept our products once the technology has been developed and commercial-scale manufacturing has been achieved;

   o we may not achieve the designed output capabilities of certain manufacturing equipment designed and built by us;

   o we may discover material weaknesses in our internal controls which, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our stock;

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

Item 2:    Properties
------     ----------

     A summary of our principal facilities and those of our consolidated subsidiaries, Ovonic Battery, United Solar Ovonic, Ovonic Fuel Cell Company and Ovonic Hydrogen Systems, follows. Excluded from the table is a leased facility being constructed for United Solar Ovonic at 2705 Commerce Parkway in Auburn Hills, Mich., which is scheduled for occupancy in May 2006.


                                                                 Number of
     Location                                                   Square Feet
     --------                                                   -------------

      ECD:

        2956 Waterview, Rochester Hills, MI                       49,550

        2983 Waterview, Rochester Hills, MI                       77,372

        1050 East Square Lake Road, Bloomfield Hills, MI          11,000

        1621 Northwood, Troy, MI                                  24,900

      Ovonic Battery:

        1864 Northwood, Troy, MI                                  12,480

        1826 Northwood, Troy, MI                                  12,480

        2968 Waterview, Rochester Hills, MI                       33,804

        1414 Combermere, Troy, MI                                  9,870

      United Solar Ovonic:

        1100 West Maple Road, Troy, MI                            31,067

        3800 Lapeer Road, Auburn Hills, MI                       167,526

        Av. La Paz. No. 10009, Parque Industrial
           Pacifico, Tijuana, B.C., Mex. C.P. 22670               67,362
                                                                 -------
                      TOTAL                                      497,411
                                                                 =======


     Except for the property located at 1050 East Square Lake Road, Bloomfield Hills, MI, which is owned by us, the foregoing properties, which are generally of brick and block construction, are leased by us. The foregoing properties are devoted primarily to manufacturing, product development, preproduction activities, administrative and other operations.

Item 3:    Legal Proceedings
------     -----------------

     Neither we nor our subsidiaries are presently involved in any material litigation, nor to our knowledge is any material litigation threatened against us or our subsidiaries.


Item 4:    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

     Not applicable.

                                     PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
------   ---------------------------------------------------------------------

     Shares of our Common Stock, par value $.01 per share, trade on the NASDAQ National Market System under the symbol "ENER." Shares of our Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, are not publicly traded.

     As of September 6, 2005, there were approximately 2,000 holders of record of Common Stock, four holders of record of Class A Common Stock and one holder of record of Class B Common Stock. The Class A and Class B Common Stock are automatically convertible into Common Stock on a share-for-share basis on September 30, 2005 and are convertible at the option of the holder any time prior to that date.

     The following table sets forth the range of high and low prices on the NASDAQ National Market System for our Common Stock:


                                      For the Fiscal Year Ended June 30
                                           (In Dollars Per Share)
                                  ----------------------------------------------
                                           2005                    2004
                                  ---------------------   ----------------------
                                     High       Low         High        Low
                                   --------   --------    --------    --------
First Quarter                      $  14.89   $   9.62    $  19.24    $   9.06
 (July - September)

Second Quarter                     $  23.45   $  12.50    $  13.50    $   8.00
(October - December)

Third Quarter                      $  23.42   $ 15.639    $  10.00    $   6.75
(January - March)

Fourth Quarter                     $  26.20   $  16.27    $  13.35    $  9.758
(April - June)


     We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

     During the fiscal year ended June 30, 2005, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act, no public offering having been involved.


      Party/ies              Security Issued      Number of Securities        Consideration
      ---------              ---------------      --------------------      -----------------

Seven nonemployee members     Common Stock           1,876 shares       Services rendered valued at
of our Board of Directors                                               approximately $35,000
Directors


     The nonemployee directors of the Company are issued approximately $5,000 per year ($15,000 per year effective January 1, 2005) in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year. The issuances are made each January with respect to services as directors during the prior calendar year. See Part III, Item 10, Directors and Executive Officers of the Registrant, for compensation of directors.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                 Maximum Number (or
                                                          Total Number of        Approximate Dollar
                     Total Number                        Shares (or Units)      Value) of Shares (or
                     of Shares (or    Average Price      Purchased as Part     Units) that May Yet Be
                        Units)       Paid per Share    of Publicly Announced     Purchased Under the
      Period          Purchased        (or Unit)         Plans or Programs        Plans or Programs
   -----------     ---------------   --------------    ----------------------  -----------------------

   May 17, 2005      4,376,633           $4.55             Not Applicable               None


     The 4,376,633 shares indicated in the table above were purchased from a subsidiary of Chevron Corporation through the exercise of an option. The total purchase price was $19,913,680. The shares acquired through the option exercise have been cancelled and returned to authorized and unissued status.

Item 6:    Selected Financial Data
------     -----------------------

     Set forth below is certain financial information derived from the Company's audited consolidated financial statements prior to the reclassification for 2002 and 2001 for discontinued operations discussed in Note A of Notes to Consolidated Financial Statements (See Item 1: Description of Business).

                                                                                 June 30,
                                               ----------------------------------------------------------------------------
                                                   2005            2004            2003            2002            2001
                                               ------------    ------------    ------------    ------------    ------------
Revenues:
     Product sales                             $ 51,943,873    $ 33,808,209    $ 22,260,912    $ 36,307,715    $ 24,029,364
     Royalties                                    5,332,003       2,521,779       1,843,647       2,000,914       2,898,956
     Revenues from product
        development agreements                   17,652,510      29,220,752      37,335,248      52,685,717      37,582,138
     Revenues from license
        and other agreements                     80,784,380         125,000       3,444,114          25,000       5,300,000
     Other                                          857,286         580,195         140,061         364,487       1,383,429
                                               ------------    ------------    ------------    ------------    ------------
            TOTAL REVENUES                     $156,570,052    $ 66,255,935    $ 65,023,982    $ 91,383,833    $ 71,193,887
                                               ============    ============    ============    ============    ============
Net income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle            $ 50,287,216    $(49,191,286)   $(35,772,568)   $(17,460,015)   $ (1,599,140)
Income taxes                                        825,414          -               -               -               -
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) from continuing
  operations before extraordinary item and
  cumulative effect of change in accounting
  principle                                      49,461,802     (49,191,286)    (35,772,568)    (17,460,015)     (1,599,140)
Discontinued operations, net of tax
  benefit                                        (1,392,630)     (2,230,388)     (2,641,151)     (3,428,019)     (3,522,698)
Extraordinary item, net of tax                    2,262,910          -               -               -               -
Cumulative effect of change
  in accounting principle                            -               -            2,215,560          -               -
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss)                              $ 50,332,082    $(51,421,674)   $(36,198,159)   $(20,888,034)   $ (5,121,838)
                                               ============    ============    ============    ============    ============
Basic net income (loss) per share
     Continuing operations                     $       1.80    $      (2.06)   $      (1.63)   $       (.80)   $       (.08)
     Discontinued operations                           (.05)           (.09)           (.12)           (.16)           (.18)
     Extraordinary item                                 .08          -               -               -               -
     Cumulative effect of change in
        accounting principle                         -               -                  .10          -               -
                                               ------------    ------------    ------------    ------------    ------------
Basic net income (loss) per share              $       1.83    $      (2.15)   $      (1.65)   $       (.96)   $       (.26)
                                               ============    ============    ============    ============    ============
Diluted net income (loss) per share
     Continuing operations                     $       1.67    $      (2.06)   $      (1.63)   $       (.80)           (.08)
     Discontinued operations                           (.05)           (.09)           (.12)           (.16)           (.18)
     Extraordinary item                                 .08       -                  -               -               -
     Cumulative effect of change in
        accounting principle                         -                -                 .10          -               -
                                               ------------    ------------    ------------    ------------    ------------
Diluted net income (loss) per share            $       1.70    $      (2.15)   $      (1.65)   $       (.96)   $       (.26)
                                               ============    ============    ============    ============    ============
At year end:
     Cash and Cash Equivalents                 $ 84,295,571    $ 12,676,537    $  6,567,261    $ 42,221,015    $ 33,055,399
     Short-Term Investments                    $ 11,840,526    $     -         $ 26,801,506    $ 71,997,154    $ 48,908,662
     Total Assets                              $198,063,433    $113,311,775    $153,694,650    $192,118,594    $166,105,387
     Long-Term Liabilities                     $ 10,203,772    $ 10,160,791    $ 10,187,127    $ 14,428,769    $ 18,154,121
     Working Capital                           $111,934,992    $ 24,649,431    $ 37,794,730    $100,796,311    $ 92,577,489
     Stockholders' Equity                      $155,720,361    $ 81,155,068    $ 99,832,172    $135,254,960    $110,740,711

                                       25

Item 7:    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------

Critical Accounting Policies
----------------------------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The Company is impacted by factors such as the continued receipt of contracts from the U.S. government and industrial partners, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the strength and ability of the Company's licensees and joint venture partners to commercialize the Company's products and technologies.

Warranty Liability
------------------

     The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Allowance for Uncollectible Accounts
------------------------------------

     The Company maintains an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and industry as a whole.

Impairment of Long-Lived Assets
-------------------------------

     The Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Government Contract Liability
-----------------------------

     The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). The Company, based on its review of DCAA audit reports, records an estimated reserve for items questioned by DCAA.

Principles of Consolidation and Equity Accounting
-------------------------------------------------

     The Company's investments in Cobasys and Ovonyx are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made contributions, other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

     The Company has three joint ventures, Rare Earth Ovonic, with Rare Earth High-Tech Co. Ltd. of Baotou Steel Company of Inner Mongolia, China, for the manufacture of batteries and other related products and components. The Company accounts for its 19% interest in each of these joint ventures using the cost method of accounting.

     While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to fund limited amounts for certain of its joint ventures (see Note E of Notes to Consolidated Financial Statements).

Product Sales
-------------

     Product sales include revenues related to photovoltaic products, machine-building and equipment sales contracts and nickel hydroxide. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is delivered to the customer. Generally, this is upon shipment from the factory as most products are shipped FOB shipping point. Some foreign customers are shipped under DDP terms where the customer takes delivery at the point of destination. All intersegment sales are eliminated in consolidation.

Royalties
---------

     Most license agreements, other than the amended MEI battery agreement (see Note E of Notes to Consolidated Financial Statements) and those granted to certain joint ventures, provide for the Company to receive royalties from the sale of products which utilize the licensed technology. Typically, the royalties are incremental to and distinct from the license fee and are recognized as revenue upon the sale of the respective licensed product. In several instances, the Company has received cash payments for nonrefundable advance royalty payments which are creditable against future royalties under the licenses. Advance royalty payments are deferred and recognized in revenues as the creditable sales occur, the underlying agreement expires, or when the Company has demonstrable evidence that no additional royalties will be creditable and, accordingly, the earnings process is completed.

Business Agreements
-------------------

     Revenues are also derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. The Company has two major types of business agreements.

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

     In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

                              Results of Operations

Overview
--------

     The Company had net income from continuing operations of $49,462,000 on revenues of $156,570,000 in the year ended June 30, 2005, compared to a net loss from continuing operations of $49,191,000 on revenues of $66,256,000 for the year ended June 30, 2004. For the year ended June 30, 2005, the Company had an extraordinary gain of $2,263,000 and a loss from discontinued operations of $1,393,000, and for the year ended June 30, 2004, the loss from discontinued operations was $2,230,000. The Company had a net loss from continuing operations of $35,773,000 on revenues of $65,024,000 for the year ended June 30, 2003. For the year ended June 30, 2003, the Company had a cumulative gain of $2,216,000 from a change in accounting principle, as well as a loss from discontinued operations of

$2,641,000. Losses from discontinued operations decreased in each of the three years ended June 30, 2005 due to the Company's cost-containment and restructuring programs.

     The table below summarizes each of the Company's business segment's operating results (in thousands) for the last three fiscal years ended June 30:


                                              Revenues                        Income (Loss) from Operations
                              ----------------------------------------  ----------------------------------------
          Segment                 2005          2004          2003          2005          2004          2003
---------------------------   ------------  ------------  ------------  ------------  ------------  ------------
 United Solar Ovonic(1)        $  58,718     $  36,959     $  14,890     $  (3,240)     $  (13,418)  $  (6,355)

 Energy Conversion Devices        16,841        16,155        27,062       (22,282)        (22,877)    (20,745)

 Ovonic Battery(2)                88,557        15,230        28,671        68,358         (13,840)     (7,356)

 Consolidating Entries            (7,546)       (2,088)       (5,599)          547           1,599       3,821
                               ---------     ---------     ---------     ---------      ----------   ---------
 Consolidated                  $ 156,570     $  66,256     $  65,024     $  43,383      $  (48,536)  $ (30,635)
                               =========     =========     =========     =========      ==========   =========

--------------------------
(1) For the period July 1, 2002 through May 14, 2003, the Company owned 81% of United Solar Ovonic Corp. (formerly United Solar Systems Corp.) and consolidated that entity with a 19% minority interest recognized, and accounted for United Solar Ovonic Corp.'s 40% interest in United Solar Ovonic LLC on the equity basis. Therefore, the operating results reflected above do not include the results of United Solar Ovonic LLC prior to May 14, 2003. With the purchase by the Company from Bekaert Corporation of the remaining interests in United Solar Ovonic Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003 and for the years ended June 30, 2004 and 2005.

(2)    Excludes discontinued operations.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004
-------------------------------------------------------------

United Solar Ovonic Segment
---------------------------

     The United Solar Ovonic segment reduced its operating loss by 76% in 2005 versus 2004 primarily due to significantly higher product sales and the impact of cost reductions in 2005.

     United Solar Ovonic's 2005 revenues increased by $21,759,000 primarily due to increased product sales. Photovoltaic product sales increased by 84% to $50,777,000 for 2005 from $27,586,000 for 2004. This increase was principally attributable to higher PV product sales ($25,172,000) and increased balance of systems work ($607,000), partially offset by unfavorable product mix ($2,682,000) in 2005.

     Gross profit on United Solar Ovonic's product sales was $4,350,000 in 2005 compared to a gross loss of $6,311,000 in 2004 because of higher sales, lower material costs, and the absorption in 2005 of all of the fixed manufacturing costs.

     United Solar Ovonic's revenues from product development agreements in the year ended June 30, 2005 were $7,768,000 compared to $9,373,000 in 2004. The decrease in 2005 was principally due to lower revenues on the Air Force and Lockheed Martin contracts.

     Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 91% of its cost of product development. Revenues from product development agreements decreased by $1,605,000 and spending decreased by $34,000, resulting in an increase of $1,571,000 in net cost of product development.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------

    Cost of revenues from product development
       agreements                                    $ 5,935,000    $ 7,615,000
    Product development and research                   2,618,000        972,000
                                                     -----------    -----------
           Total cost of product development           8,553,000      8,587,000
    Revenues from product development agreements       7,768,000      9,373,000
                                                     -----------    -----------
           Net cost (profit) of product development  $   785,000    $  (786,000)
                                                     ===========    ===========

     While revenues increased 59%, United Solar Ovonic's selling, general and administrative expenses (net of allocations) decreased by $917,000 in 2005 as a result of various cost-reduction measures in 2005, including a decrease in the number of employees, in other employee-related costs and in warranty expense, partially offset by reduced allocations ($175,000) to cost of product development in 2005, which are based on the relationship of selling, general and administrative expenses to product development wages.

     The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

Energy Conversion Devices Segment
---------------------------------

     The ECD segment had a reduced operating loss in 2005, versus 2004, primarily due to approximately $4,000,000 in royalties in 2005 from Ovonic Battery in connection with an intercompany license agreement, partially offset by costs of $2,708,000 in 2005 related to compliance with Sarbanes-Oxley requirements and a decrease in the segment's hydrogen development contract revenues.

     ECD's product sales, consisting of machine building, were $1,740,000 in 2005 compared to $184,000 in 2004 with the increase due to the commencement of the new 25MW machine for United Solar Ovonic. These sales were made to a consolidated subsidiary and are eliminated in consolidation.

     ECD's revenues from product development agreements decreased in the year ended June 30, 2005 to $9,480,000 from $14,713,000 in the year ended June 30, 2004 due to lower revenues from Ovonic Hydrogen Systems ($4,089,000 in 2005 versus $10,063,000 in 2004) and the ECD TACOM hydrogen contract (which was completed in 2004), resulting in no revenues in 2005 versus revenues of $499,000 in 2004, partially offset by additional work in 2005 on contracts with National Institute of Standards and Technology (NIST) ($2,200,000 in 2005 versus $799,000 in 2004) for work done in optical switching and organic electroluminescent devices (OLED) technologies.

     Revenues from product development agreements for the ECD segment for the year ended June 30, 2005 funded 35% of this segment's cost of product development. Revenues from product development agreements decreased by $5,233,000 while spending decreased by $3,304,000, principally in the hydrogen technology, resulting in an increase of $1,929,000 in net cost of product development.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------
    Cost of revenues from product development
       agreements                                    $10,583,000    $15,562,000
    Product development and research                  16,228,000     14,553,000
                                                     -----------    -----------
           Total cost of product development          26,811,000     30,115,000
    Revenues from product development agreements       9,480,000     14,713,000
                                                     -----------    -----------
           Net cost of product development           $17,331,000    $15,402,000
                                                     ===========    ===========

     Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD's Ovonic threshold/memory technology. Additionally, since acquiring a 100% interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies. ECD is also continuing development of its PV, optical switching, and OLED technologies.

     ECD's royalties, consisting principally of optical memory royalties, were $851,000 in 2005 compared to $619,000 in 2004. ECD recognized in 2005 royalties of $686,000 versus $464,000 in 2004 related to nonrefundable advance royalty payments received by ECD in prior years associated with license agreements under which the licensees no longer have an obligation to make royalty payments. In addition, there was approximately $4,000,000 in royalties in 2005 from Ovonic Battery in connection with an intercompany license agreement.

     Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory services provided to some of the Company's joint ventures. Other revenues were $814,000 in the year ended June 30, 2005 up from $639,000 in the year ended June 30, 2004. The increase in other revenues in 2005 was primarily due to increased services provided to Ovonyx and insurance proceeds in 2005.

     ECD's patent expenses, incurred to protect its proprietary technology, were $1,324,000 in 2005 compared to $1,329,000 in 2004.

     ECD's operating, general and administrative expenses (net of allocations) were $7,932,000 in 2005 compared to $5,569,000 in 2004. The increase in the net expense for 2005 was principally due to expenses related to compliance with Sarbanes-Oxley requirements of $2,708,000 in 2005, an increase of $2,239,000 over 2004.

     Ovonyx is included in the ECD segment. However, since this investment is not consolidated, but is accounted for using the cost method of accounting, no revenues or expenses of Ovonyx are included in ECD's results of operations for 2005, 2004 and 2003.

Ovonic Battery Segment
----------------------

     The Ovonic Battery segment had operating income in 2005 versus an operating loss in 2004 resulting from the recognition of a one-time, noncash license revenue of $79,532,000 in 2005 (as described in Note E of Notes to Consolidated Financial Statements) plus reductions of $6,594,000 in patent expenses in 2005, partially offset by reduced equipment sales to Rare Earth Ovonic and a reduction in revenues from product development agreements, principally related to decreased activities under the advanced product development agreement from Cobasys.

     The operating income/(loss) for Ovonic Battery for 2005 and 2004 exclude the aforementioned results from operations from discontinued operations.

     Sales of nickel hydroxide were $1,762,000 in 2005 versus $1,724,000 in 2004. Equipment sales decreased to $1,167,000 in 2005 from $6,142,000 in 2004, primarily due to the winding down of activities with Rare Earth Ovonic as the project nears completion and the cumulative revenue adjustment at December 31, 2004 of $2,668,000 in connection with a review of its estimates to complete the equipment on the Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment and a reduction in the estimated margin from 12% to 8%.

     The loss on product sales was $3,262,000 in 2005 compared to a profit of $700,000 in 2004 due to Ovonic Battery's reduction in revenues on the Rare Earth Ovonic contract and the aforementioned margin adjustment.

     Ovonic Battery's revenues from product development agreements in the year ended June 30, 2005 decreased to $1,977,000 from $7,037,000 in the year ended June 30, 2004, primarily due to reduced activities with Cobasys ($1,997,000 in 2005 compared to $5,610,000 in 2004) as Cobasys moves into its commercialization phase and requires less support from Ovonic Battery and the completion of a contract with TACOM to develop an advanced NiMH battery resulting in no revenues in 2005 versus revenues of $1,158,000 in 2004.

     Revenues from product development agreements for the Ovonic Battery segment in the year ended June 30, 2005 funded 20% of Ovonic Battery's cost of product development as Ovonic Battery significantly reduced its spending on product development. Revenues from product development agreements decreased by $5,060,000 and spending decreased by $4,810,000, resulting in an increase of $250,000 in net cost of product development.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------
    Cost of revenues from product development
       agreements                                    $ 1,892,000    $ 7,603,000
    Product development and research                   7,892,000      6,991,000
                                                     -----------    -----------
           Total cost of product development           9,784,000     14,594,000
    Revenues from product development agreements       1,977,000      7,037,000
                                                     -----------    -----------
           Net cost of product development           $ 7,807,000    $ 7,557,000
                                                     ===========    ===========

     During 2005, Ovonic Battery continued its development work for its metal hydride and nickel hydroxide technologies. This development work included preparation and testing of advanced materials in NiMH batteries and the further development of these materials. In addition, Ovonic Battery met with current and potential nickel hydroxide customers to discuss their current and future needs for this product.

     Royalties increased 135% to $4,481,000 in the year ended June 30, 2005 from $1,903,000 in the year ended June 30, 2004. Included in this increase is $1,680,000 in 2005, compared to $393,000 in 2004, for royalties for transportation applications, primarily for hybrid vehicles. The increase included $1,125,000 related to an advance royalty payment received by Ovonic Battery in prior years associated with license agreements under which the licensee no longer had a contractual obligation to make payments.

     Revenues from license and other agreements increased to $80,784,000 in the year ended June 30, 2005 from $125,000 in the year ended June 30, 2004. The 2005 license fees result from the recognition of a one-time, noncash revenue of $79,532,000 for additional technology that Ovonic Battery contributed to Cobasys in exchange for an option to repurchase shares of the Company owned by Chevron (see Note E of Notes to Consolidated Financial Statements) and the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note E of Notes to Consolidated Financial Statements). In addition, in 2005 there was an expanded license agreement with BYD Company Limited ($250,000) and a new license agreement with Guangzhou Wintonic Battery & Magnet Co. Ltd. ($50,000). The 2004 license fees resulted from licenses to Mcnair-tech Co., Ltd., Linghao Battery and Shenzhen High Power Tech., Co., Ltd., all of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

     Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $1,259,000 in the year ended June 30, 2005 from $7,853,000 in the year ended June 30, 2004, principally due to much lower patent defense costs ($218,000 in 2005 versus $7,135,000 in 2004) for the protection of the Company's NiMH battery patents and technology.

     On July 7, 2004, the Company announced that it and Cobasys LLC had entered into a settlement agreement with Matsushita Electric Industrial Co., Ltd. (MEI), Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation (Toyota) with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

     Ovonic Battery's operating, general and administrative expenses (net of allocations) increased in 2005 due to approximately $4,000,000 in royalties due to ECD in connection with an intercompany license agreement partially offset by cost reductions in 2005.

     Cobasys is included in the Ovonic Battery segment. However, since this investment is accounted for on the equity basis of accounting, no revenues or expenses of Cobasys are included in Ovonic Battery's results of operations for 2005, 2004 and 2003.

Other Income/Expense, Extraordinary Item and Discontinued Operations
--------------------------------------------------------------------

     The $7,559,000 improvement in other income (net) ($6,904,000 income in 2005 compared to $655,000 expense in 2004) resulted primarily from the $8,000,000 distribution received from Cobasys as a distribution from the joint venture associated with the settlement of the patent infringement disputes and counterclaims (see Note E of Notes to Consolidated Financial Statements); increased interest income ($1,400,000 in 2005 versus $714,000 in 2004) due to increased funds available for investment; higher interest rates, partially offset by interest income in 2004 on a note receivable from United Solar Ovonic LLC; and reduced interest expense ($777,000 in 2005 versus $1,314,000 in 2004) due to payoff of Canon Note in 2004; partially offset by the impairment loss ($1,710,000) in the Company's investment in Rare Earth Ovonic (see Note E of Notes to Consolidated Financial Statements).

     In June 2005, as part of its restructuring plan and focus on its core business, the Company decided to sell the assets of Ovonic Battery's metal hydride materials business and has recognized a loss from continuing operations of $1,393,000 and $2,230,000 for the years ended June 30, 2005 and 2004, respectively.

     In 2005, ECD received $4,675,000 from Chevron for payment of restructuring fees. The $4,675,000 received from Chevron was $2,263,000 (net of tax) in excess of restructuring costs through December 31, 2004. The Company has recognized this as an extraordinary item (gain) in the year ended June 30, 2005.

     The Company does business in many different parts of the world and its royalty and product revenues are affected by changes in foreign currencies and their exchange rates relative to the U.S. dollar. However, the vast majority of the Company's business agreements are denominated in U.S. dollars and, as such, the Company has minimized its exposure to currency rate fluctuations.

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

     United Solar Ovonic's loss on product sales to third parties improved by $1,341,000 in 2004 compared to 2003 because of higher sales and lower material costs, partially offset by higher depreciation associated with the 25MW machine and product mix.

     United Solar Ovonic's revenues from product development agreements in the year ended June 30, 2004 increased to $9,373,000 compared to $2,352,000 in 2003 due to a contract with the Air Force to develop new solar technology to be used in space and airship vehicles ($7,256,000 in 2004).

     Revenues from product development agreements for the segment in 2004 funded more than United Solar Ovonic's cost of product development as United Solar Ovonic continues to develop its core technologies. Revenues from product development agreements increased by $7,021,000, and spending increased by $4,839,000, resulting in an improvement of $2,182,000 in net cost of product development.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
    Cost of revenues from product development
       agreements                                    $ 7,615,000    $ 1,717,000
    Product development and research                     972,000      2,031,000
                                                     -----------    -----------
           Total cost of product development           8,587,000      3,748,000
    Revenues from product development agreements       9,373,000      2,352,000
                                                     -----------    -----------
         Net cost (profit) of product development    $  (786,000)   $ 1,396,000
                                                     ===========    ===========

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

     ECD's product sales, consisting of machine building, were $184,000 in 2004 compared to $6,115,000 in 2003 with the decrease due to completion of the initial 25MW machine in 2003.

     ECD's revenues from product development agreements decreased in the year ended June 30, 2004 to $14,713,000 from $20,249,000 in the year ended June 30, 2003 due to lower revenues from Ovonic Hydrogen Systems ($10,063,000 in 2004 and $13,651,000 in 2003), the suspension of funding to Ovonic Media (zero in 2004 versus $615,000 in 2003) and Ovonic Fuel Cell (zero for 2004 - Ovonic Fuel Cell is now 100% owned and included in our consolidated financial results - compared to $4,022,000 for 2003). These decreases were partially offset by new contracts with NIST ($799,000 in 2004 versus zero in 2003) and the Department of Defense
(DOD) ($736,000 in 2004 versus zero in 2003).

     Revenues from product development agreements for the segment for the year ended June 30, 2004 funded 49% of the ECD segment's cost of product development as ECD continues to develop its core technologies. Revenues from product development agreements decreased by $5,536,000, and spending decreased by $5,164,000, resulting in an increase of $372,000 in net cost of product development.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
    Cost of revenues from product development
       agreements                                    $15,562,000    $20,250,000
    Product development and research                  14,553,000     15,029,000
                                                     -----------    -----------
           Total cost of product development          30,115,000     35,279,000
    Revenues from product development agreements      14,713,000     20,249,000
                                                     -----------    -----------
           Net cost of product development           $15,402,000    $15,030,000
                                                     ===========    ===========

     The expenditures continued the development of ECD's core technologies in energy storage, energy generation and information technology. Product development programs include work on the Ovonic Cognitive Computer technology, including a unique 3-terminal device with high-speed, high-current capabilities based on ECD's Ovonic threshold/memory technology. Included in the development costs for the Ovonic Cognitive Computer technology is depreciation ($1,029,000) related to the new state-of-the-art clean room and the related equipment. ECD, together with Chevron, has modified and demonstrated a hybrid electric vehicle (a 2002 Toyota Prius) to operate on clean hydrogen fuel stored in an Ovonic solid hydrogen system. This on-board solid storage system can potentially be applied to hydrogen-powered fuel cell vehicles and demonstrates the principles of utilizing metal hydrides to address hydrogen infrastructure.

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

     Equipment sales revenues decreased 48% to $6,142,000 in 2004 from $11,769,000 in 2003, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, the first phase of which is nearing completion, ($4,410,000 in 2004 compared to $10,726,000 in 2003). Nickel hydroxide sales increased to $1,724,000 in 2004 compared to $818,000 in 2003. In addition, the margin on sales at Ovonic Battery decreased to $700,000 in 2004 from $2,808,000 in 2003 due to product mix from profits from the equipment sales contract with Rare Earth Ovonic.

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

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
    Cost of revenues from product development
       agreements                                    $ 7,603,000    $15,197,000
    Product development and research                   6,991,000      2,738,000
                                                     -----------    -----------
           Total cost of product development          14,594,000     17,935,000
    Revenues from product development agreements       7,037,000     14,942,000
                                                     -----------    -----------
           Net cost of product development           $ 7,557,000    $ 2,993,000
                                                     ===========    ===========

     Royalties increased 7% to $1,903,000 in the year ended June 30, 2004 from $1,778,000 in the year ended June 30, 2003.

     Revenues from license and other agreements decreased to $125,000 in the year ended June 30, 2004 from $175,000 in the year ended June 30, 2003. The 2004 license fees resulted from licenses to Linghao Battery, Mcnair-tech Co., Ltd. and Shenzhen High Power Tech. Co. Ltd., all of China. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

     Patent expenses were incurred in 2004 and 2003 in connection with the protection of Ovonic Battery's United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $7,853,000 in the year ended June 30, 2004 from $6,241,000 in the year ended June 30, 2003, principally due to higher patent defense costs ($7,135,000 in 2004 versus $5,429,000 in 2003) for the protection of the Company's NiMH battery patents and technology. Chevron has agreed to share with the Company 50% of the litigation costs with MEI relating to batteries for nonconsumer applications beginning in fiscal 2002. Chevron's share of the patent defense costs were $6,272,000 and $5,174,000 for the year ended June 30, 2004 and 2003, respectively.

     On July 7, 2004, the Company announced that it and Cobasys LLC had entered into a settlement agreement with MEI, PEVE, and Toyota with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability. (See Note E of Notes to Consolidated Financial Statements.)

     Ovonic Battery's operating, general and administrative expenses (net of allocations) were $1,178,000 in 2004 compared to $1,410,000 in 2003. The decrease was primarily due to a reduced allocation in 2004 from ECD.

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

                         Liquidity and Capital Resources

     As of June 30, 2005, the Company had $96,136,000 consolidated cash, cash equivalents and short-term investments consisting of money market funds, and corporate notes, classified as available-for-sale, maturing from 14 days to two months and had consolidated working capital of $111,935,000.

     In 2005, the Company received proceeds from financing totaling $109,549,000 (net of expenses) from a private placement of its Common Stock and an exercise of warrants. On May 17, 2005, the Company used $19,913,680 of the net proceeds to exercise its option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by Chevron. In addition, in 2005 the Company received $12,612,000 in connection with stock options exercised. The Company plans to use the balance of the net proceeds from these transactions to double the manufacturing capacity of United Solar Ovonic's triple-junction, thin-film amorphous silicon photovoltaic products and for general corporate purposes, including research and development activities.

     On July 7, 2004, ECD and Cobasys LLC entered into a settlement agreement with MEI, PEVE, and Toyota with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability. Also, Cobasys and PEVE cross licensed each other for current and future patents to avoid possible future litigation. Cobasys and PEVE agreed to a technical cooperation agreement to advance the state-of-the-art of NiMH batteries which are widely used in hybrid electric vehicles (HEVs). Cobasys and PEVE also established a joint development program to collaborate on the development of next-generation high performance NiMH batteries for HEVs. In July 2005, Cobasys and PEVE expanded their license to permit PEVE to sell NiMH battery products for certain North American transportation applications.

     As part of the aforementioned settlement, ECD and Ovonic Battery received a $10 million license fee from MEI, PEVE and Toyota. In addition, Cobasys received a $20 million patent license fee according to documents filed on July 7, 2004 with the U.S. Securities and Exchange Commission. Upon receipt of the funds, Cobasys made $8 million distributions to each of Ovonic Battery and Chevron as partial reimbursement of legal expenses.

     During fiscal year 2005, the Company began to implement a restructuring plan approved by the Board of Directors to take full advantage of the favorable battery settlement agreement announced on July 7, 2004 and the increasing market interest in solar energy systems and HEVs. Our strategy is to transition from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses. The Company intends to continue its restructuring activities in fiscal 2006, including securing revenues to finance its hydrogen, fuel cell and other technologies, sale of the assets of the metal hydride materials business and vacating three facilities, with the goal of moving the Company into a position of having sustained profitability.

     The restructuring is expected to increase other product revenues while enabling us to carry out major cost-reduction measures, including significant reductions in the workforce to right size activities to support our core commercial businesses. We will manage a reduced portfolio of advanced product development activities and a leaner R&D team to grow future businesses.

     In addition, the Company has commenced construction of a new United Solar Ovonic 25MW machine, which is anticipated to be completed by fall 2006 at a total cost of $70,000,000.

     The core commercial businesses on which the Company is focusing are our wholly owned subsidiary, United Solar Ovonic, and our joint ventures, Cobasys and Ovonyx.

     The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2006 to decrease to approximately $9,295,000, compared to $21,015,000 received in the year ended June 30, 2005, due to reduced funding to be received in the year ending June 30, 2006 from Chevron.

     Certain of the Company's product development and product purchase agreements contain provisions allowing for the termination of such agreements for, among other things, failure of the Company to meet agreement milestones or for breach of material contractual provisions. Generally, the termination provisions allow for the Company to recover any costs incurred through the termination date.

     The following table delineates the Company's contractual obligations:


                                                               Payments Due by Period
                                      ------------------------------------------------------------------------
                                                       Less than                                   More than
     Contractual Obligations             Total          1 year        1-3 years      3-5 years      5 years

       Capital Lease Obligations      $ 15,062,000   $  1,266,000   $  2,659,000   $  2,734,000   $  8,403,000

       Capital Lease Commitment         35,845,000          -          2,993,000      3,302,000     29,550,000

       Operating Leases                  6,812,000      1,952,000      2,385,000      2,012,000        463,000

       Purchase Obligations             23,495,000     22,616,000        879,000         -              -
                                      ------------   ------------   ------------   ------------   ------------
         Total                        $ 81,214,000   $ 25,834,000   $  8,916,000   $  8,048,000   $ 38,416,000
                                      ============   ============   ============   ============   ============

     As part of its long-standing strategy, the Company has made investments in its technologies, which have resulted in enabling intellectual property and products. The technology emerging from these investments has enabled the Company to finance its operations and growth through strategic alliances (joint venture license and development agreements) with third parties who can provide financial and other resources and expertise for the Company's technologies and products.

     Management believes that funds generated from operations, new business agreements, exercises of Common Stock purchase warrants and stock options, cost-containment initiatives, and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year. The Company is evaluating a number of alternatives to accelerate the growth of its businesses by increasing its manufacturing capacity. In order to fund this accelerated growth, the Company is exploring many alternatives including, but not limited to, equity and debt financing and new business agreements. The Company is also in discussions with potential partners to fund its various activities. No assurances can be given as to the time or success of the aforementioned plans, negotiations, discussions and programs.

     The December 2004 agreement with Chevron provides a mechanism for additional funding from Chevron to continue the Cobasys expansion. Chevron will be entitled to priority right of repayment for providing the additional funding. ECD and Chevron will each continue to own a 50% interest in Cobasys subject to adjustment under certain circumstances.

     In a separate December 2004 agreement with Chevron, Chevron transferred its interest in Ovonic Hydrogen Systems to ECD in consideration of relieving Chevron of continuing funding obligations. ECD is currently funding 100% of Ovonic Hydrogen Systems' requirements at a reduced level.

     The commercialization of the Company's Ovonic Unified Memory through the Ovonyx joint venture does not require financial support because Ovonyx has generated sufficient funds for its operations through licensing activities.

     Our current backlog of orders for machine-building and equipment sales contracts and photovoltaic products is $52,059,000 compared to a backlog of $10,978,000 as of June 30, 2004. The backlog includes $51,299,000 and $9,426,000 at United Solar Ovonic at June 30, 2005 and 2004, respectively. The increase in 2005 is due to an increase in the backlog for United Solar Ovonic. In fiscal 2006, we expect to recognize $49,870,000 of this backlog.

     During the year ended June 30, 2005, $16,864,000 of cash was used in operating activities. The $66,326,000 difference between the net income from continuing operations of $49,462,000 and the net cash used in operating activities was principally due to the recognition of a one-time, noncash revenue of $79,532,000 as a license fee (see Note E of Notes to Consolidated Financial Statements) and reductions in nonrefundable advance royalties ($1,841,000), increases in both accounts receivable ($6,692,000) and inventories ($4,415,000) due to a higher volume of product sales, partially offset by depreciation ($8,069,000), deferred nonrefundable patent license fee ($9,048,000), impairment loss in Rare Earth Ovonic ($1,710,000), and decreases in related-party accounts receivable ($1,760,000) due to reduced volume in related party revenues, stock issued for service rendered ($1,020,000), increase in long-term retirement ($263,000) and a decrease in restricted cash ($1,150,000) (see Notes A, B and E of Notes to Consolidated Financial Statements).

     The Company spent $3,120,000 on property, plant and equipment that was placed in service during the year ended June 30, 2005. In total, the Company expects to spend $51,000,000 for capital expenditures in fiscal 2006, primarily to double United Solar Ovonic's capacity to manufacture solar cells and for leasehold improvements to the Company's facilities.

Item 7A:   Quantitative and Qualitative Disclosures about Market Risk
-------    ----------------------------------------------------------

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $95,805,000 and $13,074,000 of these investments (including cash equivalents) on June 30, 2005 and June 30, 2004, respectively. On June 30, 2005, the investments had an average maturity of less than 30 days, $12,000,000 of which had maturities of 14 days to two months. On June 30, 2004, the investments were all maturing on a daily basis. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of June 30, 2005, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

Item 8:    Consolidated Financial Statements and Supplementary Data
------     --------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Energy Conversion Devices, Inc.

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Energy Conversion Devices, Inc. for the year ended June 30, 2003, prior to the reclassification for discontinued operations discussed in Note A to the financial statements, were audited by other auditors whose report dated October 21, 2003, on those statements included explanatory paragraphs that described the uncertainty surrounding the ability of Energy Conversion Devices, Inc. to continue as a going concern and management's plans concerning these matters, and that effective July 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to SFAS No. 142, "Goodwill and Other Intangible Assets".

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note A to the financial statements that were applied to reclassify the 2003 financial statements to give effect to the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated when considered in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ Grant Thornton LLP

Southfield, Michigan
August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Energy Conversion Devices, Inc.

We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting", that Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of June 30, 2005, because the Company did not maintain effective controls over accounting for certain sale transactions in accordance with contract terms, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. With respect to certain product sales to international customers with title transfer terms of Delivered Duty Paid, the Company failed to ensure the correct application of SEC Staff Accounting Bulletin No. 104 - Revenue Recognition. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2005 financial statements, and this report does not affect our report dated August 26, 2005 on those financial statements.

In our opinion, management's assessment that Energy Conversion Devices, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Energy Conversion Devices, Inc. has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements referred to in "Remediation of Material Weakness in Internal Control".

We have also audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the consolidated financial statements of Energy Conversion Devices, Inc. and subsidiaries and our report dated August 26, 2005 expressed an unqualified opinion.

/s/ Grant Thornton LLP


Southfield, Michigan
August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Conversion Devices, Inc.
Rochester Hills, Michigan

We have audited the consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2003 (none of which are presented herein) of Energy Conversion Devices, Inc. and subsidiaries (the "Company"). Our audit also included the financial statement schedule for the year ended June 30, 2003 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended June 30, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's working capital and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Detroit, Michigan
October 21, 2003

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                                       June 30,
                                                             ------------------------------
                                                                 2005             2004
                                                             -------------    -------------
CURRENT ASSETS
   Cash, including cash equivalents of $83,964,000 at
      June 30, 2005 and $11,924,000 at June 30, 2004         $  84,295,571    $  12,676,537
   Short-term investments                                       11,840,526           -
   Restricted Cash                                                  -             1,150,000
   Accounts receivable (net of allowance for uncollectible
      accounts of approximately $412,000 at June 30,
      2005 and $274,000 at June 30, 2004)                       19,112,613       12,730,100
   Accounts receivable due from related parties                    419,862        2,180,069
   Inventories                                                  18,066,876       13,651,715
   Assets held for sale                                            131,797           -
   Other                                                           960,128        1,264,364
                                                             -------------    -------------
         TOTAL CURRENT ASSETS                                  134,827,373       43,652,785

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                      267,000          267,000
   Buildings and improvements                                   14,804,999       15,191,642
   Machinery and other equipment                                65,784,810       75,776,192
   Capitalized lease equipment                                  10,000,000       10,000,000
                                                             -------------    -------------
                                                                90,856,809      101,234,834
   Less accumulated depreciation and amortization              (29,920,832)     (35,288,928)
                                                             -------------    -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                    60,935,977       65,945,906

Investment in Rare Earth Ovonic-China                               -             1,710,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
   Ovonyx                                                           -                -
   Cobasys                                                          -                -
OTHER ASSETS                                                     2,300,083        2,003,084
                                                             -------------    -------------
         TOTAL ASSETS                                        $ 198,063,433    $ 113,311,775
                                                             =============    =============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                             June 30,
                                                                  ------------------------------
                                                                      2005             2004
                                                                  -------------    -------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $  15,914,518    $  12,937,175
   Salaries, wages and amounts withheld from employees                4,368,205        4,766,215
   Deferred revenues under business agreements                        1,288,268          966,596
   Current portion of deferred patent license fee                       952,380           -
   Current installments on long-term liabilities                        369,010          333,368
                                                                  -------------    -------------
         TOTAL CURRENT LIABILITIES                                   22,892,381       19,003,354

LONG-TERM LIABILITIES                                                10,203,772       10,160,791

LONG-TERM DEFERRED PATENT LICENSE FEE                                 8,095,240           -
NONREFUNDABLE ADVANCE ROYALTIES                                       1,151,679        2,992,562
                                                                  -------------    -------------
         TOTAL LIABILITIES                                           42,343,072       32,156,707

COMMITMENTS (NOTE G)

STOCKHOLDERS' EQUITY
   Capital Stock
      Class A Convertible Common Stock,
        par value $0.01 per share:
          Authorized - 500,000 shares
          Issued & outstanding - 219,913 shares                           2,199            2,199
      Class B Convertible Common Stock,
        par value $0.01 per share
          Authorized, issued and outstanding - 430,000 shares             4,300            4,300

      Common Stock, par value $0.01 per share:
          Authorized - 50,000,000 shares
          Issued and outstanding - 28,232,970 shares at
            June 30, 2005 and 24,523,001 shares at
            June 30, 2004                                               282,330          245,230
   Additional paid-in capital                                       440,577,239      417,313,665
   Accumulated deficit                                             (285,191,353)    (335,813,785)
   Accumulated other comprehensive income                               211,586          250,399
   Unearned compensation on Class B Convertible
      Common Stock                                                     (165,940)        (846,940)
                                                                  -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                                 155,720,361       81,155,068
                                                                  -------------    -------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 198,063,433    $ 113,311,775
                                                                  =============    =============

  See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                               Year Ended June 30,
                                                                    ------------------------------------------
                                                                        2005           2004           2003
                                                                    ------------   ------------   ------------
REVENUES
     Product sales                                                  $ 51,943,873   $ 33,805,787   $ 15,907,721
     Product sales to related parties                                     -               2,422      6,353,191
                                                                    ------------   ------------   ------------
           Total product sales                                        51,943,873     33,808,209     22,260,912
     Royalties                                                         5,332,003      2,521,779      1,843,647
     Revenues from product development agreements                     11,566,334     13,547,648      6,382,432
     Revenues from product development agreements
       with related parties                                            6,086,176     15,673,104     30,952,816
                                                                    ------------   ------------   ------------
           Total revenues from product development agreements         17,652,510     29,220,752     37,335,248
     Revenues from license and other agreements                       80,784,380        125,000      3,444,114
     Other revenues                                                      549,449        309,622        (79,312)
     Other revenues from related parties                                 307,837        270,573        219,373
                                                                    ------------   ------------   ------------
           Total other operating revenues                                857,286        580,195        140,061
                                                                    ------------   ------------   ------------
              TOTAL REVENUES                                         156,570,052     66,255,935     65,023,982

EXPENSES
     Cost of product sales                                            51,426,076     39,703,247     23,142,896
     Cost of revenues from product development agreements             16,839,605     28,878,722     37,001,106
     Product development and research                                 26,738,343     22,516,247     19,798,126
     Patent defense (net)                                                217,815      7,135,427      5,429,042
     Patents                                                           2,406,999      2,086,896      2,189,290
     Operating, general and administrative (net)                      15,558,248     14,471,210      8,098,941
                                                                    ------------   ------------   ------------
              TOTAL EXPENSES                                         113,187,086    114,791,749     95,659,401
                                                                    ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                         43,382,966    (48,535,814)   (30,635,419)

OTHER INCOME (EXPENSE):
     Interest income                                                   1,400,461        714,049      3,561,326
     Interest expense                                                   (776,725)    (1,314,202)      (881,284)
     Equity in losses of joint ventures                                 (100,000)      (644,220)   (11,794,552)
     Impairment loss in Rare Earth Ovonic-China                       (1,710,000)        -              -
     Minority interest share of losses                                    -              -           2,079,845
     Distribution from joint venture                                   8,000,000         -              -
     Gains on sales of investments                                        -             364,416      1,427,241
     Other nonoperating income                                            90,514        224,485        470,275
                                                                    ------------   ------------   ------------
              TOTAL OTHER INCOME (EXPENSE)                             6,904,250       (655,472)    (5,137,149)
                                                                    ------------   ------------   ------------
Net Income (loss) from continuing operations before
   income taxes, extraordinary item and cumulative
   effect of change in accounting principle                           50,287,216    (49,191,286)   (35,772,568)
Income taxes                                                             825,414         -              -
                                                                    ------------   ------------   ------------
Net Income (loss) from continuing operations before
   extraordinary item and cumulative effect of change
   in accounting principle                                            49,461,802    (49,191,286)   (35,772,568)
Discontinued operations, net of tax benefit of $23,642 in 2005        (1,392,630)    (2,230,388)    (2,641,151)
Extraordinary item, net of tax of $38,416                              2,262,910         -              -
Cumulative effect of change in accounting principle                       -              -           2,215,560
                                                                    ------------   ------------   ------------
Net Income (Loss)                                                   $ 50,332,082   $(51,421,674)  $(36,198,159)
                                                                    ============   ============   ============
Basic net income (loss) per share
     Continuing operations                                          $       1.80   $      (2.06)  $      (1.63)
     Discontinued operations                                                (.05)          (.09)          (.12)
     Extraordinary item                                                      .08         -              -
     Cumulative effect of change in accounting principle                  -              -                 .10
                                                                    ------------   ------------   ------------
Basic net income (loss) per share                                   $       1.83   $      (2.15)  $      (1.65)
                                                                    ============   ============   ============
Diluted net income (loss) per share
     Continuing operations                                          $       1.67   $      (2.06)  $      (1.63)
     Discontinued operations                                                (.05)          (.09)          (.12)
     Extraordinary item                                                      .08         -              -
     Cumulative effect of change in accounting principle                  -              -                 .10
                                                                    ------------   ------------   ------------
Diluted net income (loss) per share                                 $       1.70   $      (2.15)  $      (1.65)
                                                                    ============   ============   ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                         Three years ended June 30, 2005


                      Class A
                      and Class B
                      Convertible                                                                        Unearned
                      Common Stock     Common Stock                                                      Compen-
                      ---------------  --------------------                                 Accumulated  sation on
                      Number           Number                Additional                     Other        Class B       Total
                      of               of                    Paid-In        Accumulated     Comprehen-   Convertible   Stockholders'
                      Shares  Amount   Shares     Amount     Capital        Deficit         sive Income  Common Stock  Equity
                      ------- -------  ---------- ---------  -------------  --------------  -----------  ------------  -------------
Balance at
  July 1, 2002        649,913 $ 6,499  21,248,973 $ 212,490  $ 384,952,113  $(248,193,952)  $ 487,950    $(2,210,140)  $135,254,960

Net loss for
  year ended
  June 30, 2003                                                               (36,198,159)                              (36,198,159)

Unrealized loss
  on investments
  (net of
  reclassification
  adjustment)                                                                                 (56,797)                      (56,797)

Foreign currency
  translation gains                                                                           115,493                       115,493
                                                                                                                         ----------
Comprehensive loss                                                                                                      (36,139,463)

Earned compensation
  on Class B stock                                                                                           681,600        681,600

Issuance of stock
  to directors and
  consultants                               2,844        28         29,976                                                   30,004

Common stock issued
  in connection
  with convertible
  investment
  certificates                                390         4             (4)                                                       -

Stock options
  issued to
  non-employees                                                      5,071                                                    5,071
                      ------- -------  ---------- ---------  -------------  -------------   ---------    -----------   ------------
Balance at
  June 30, 2003       649,913 $ 6,499  21,252,207 $ 212,522  $ 384,987,156  $(284,392,111)  $ 546,646    $(1,528,540)  $ 99,832,172
                      ======= =======  ========== =========  =============  =============   =========    ===========   ============

See notes to consolidated financial statements.

                            (Continued on next page)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                         Three years ended June 30, 2005

                                   (CONTINUED)

                      Class A
                      and Class B
                      Convertible                                                                        Unearned
                      Common Stock     Common Stock                                                      Compen-
                      ---------------  --------------------                                 Accumulated  sation on
                      Number           Number                Additional                     Other        Class B       Total
                      of               of                    Paid-In        Accumulated     Comprehen-   Convertible   Stockholders'
                      Shares  Amount   Shares     Amount     Capital        Deficit         sive Income  Common Stock  Equity
                      ------- -------  ---------- ---------  -------------  --------------  -----------  ------------  -------------
Balance at
  June 30, 2003       649,913 $ 6,499  21,252,207 $ 212,522  $ 384,987,156  $(284,392,111)  $  546,646   $ (1,528,540) $ 99,832,172

Net loss for
  year ended
  June 30, 2004                                                               (51,421,674)                              (51,421,674)

Unrealized loss
  on investments
  (net of
  reclassification
  adjustment)                                                                                 (431,153)                    (431,153)

Foreign currency
  translation gains                                                                            134,906                      134,906
                                                                                                                         ----------
Comprehensive loss                                                                                                      (51,717,921)

Sale of units to
  institutional
  investors, net                        3,266,254    32,663     32,176,154                                               32,208,817

Earned compensation
  on Class B stock                                                                                          681,600         681,600

Issuance of stock
  to directors and
  consultants                               2,140        21         19,988                                                   20,009

Common stock issued
  in connection with
  exercise of stock
  options and
  warrants                                  2,400        24         24,427                                                   24,451

Stock options issued
  to non-employees                                                 105,940                                                  105,940
                      ------- -------  ---------- ---------  -------------  -------------   ---------    ----------    ------------
Balance at
  June 30, 2004       649,913 $ 6,499  24,523,001 $ 245,230  $ 417,313,665  $(335,813,785)  $ 250,399    $ (846,940)   $ 81,155,068
                      ======= =======  ========== =========  =============  =============   =========    ==========    ============

See notes to consolidated financial statements.

                            (Continued on next page)

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                         Three years ended June 30, 2005

                                   (CONTINUED)


                      Class A
                      and Class B
                      Convertible                                                                        Unearned
                      Common Stock     Common Stock                                                      Compen-
                      ---------------  --------------------                                 Accumulated  sation on
                      Number           Number                Additional                     Other        Class B       Total
                      of               of                    Paid-In        Accumulated     Comprehen-   Convertible   Stockholders'
                      Shares  Amount   Shares     Amount     Capital        Deficit         sive Income  Common Stock  Equity
                      ------- -------  ---------- ---------  -------------  --------------  -----------  ------------  -------------
Balance at
  June 30, 2004       649,913 $ 6,499  24,523,001 $ 245,230  $ 417,313,665  $(335,813,785)  $  250,399   $ (846,940)   $ 81,155,068

Net income for
  year ended
  June 30, 2005                                                                50,332,082                                50,332,082

Foreign currency
  translation losses                                                                           (38,813)                     (38,813)
                                                                                                                       ------------
Comprehensive income                                                                                                     50,293,269

Earned compensation
  on Class B stock                                                                                          681,000         681,000

Sale of units to
  institutional
  investors, net                        5,090,000    50,900     82,055,312                                               82,106,212

License exchange
  for option to
  purchase ECD stock                                           (79,532,000)                                             (79,532,000)

Exercise of option
  to purchase and to
  retire ECD stock                     (4,376,633)  (43,766)   (19,869,914)                                             (19,913,680)

Issuance of stock
  to directors                              1,876        19         35,025                                                   35,044

Common stock issued
  in connection
  with exercise of
  stock options                         1,028,883    10,289     12,601,463                                               12,611,752

Common stock issued
  in connection with
  exercise of warrants                  1,965,843    19,658     27,423,510                                               27,443,168

Stock options issued
  to non-employees                                                 303,460                                                  303,460

Tax credits relating
  to stock options                                                 132,886                                                  132,886

Other                                                              113,832        290,350                                   404,182
                      ------- -------  ---------- ---------  -------------  -------------   ---------    -----------   ------------
Balance at
  June 30, 2005       649,913 $ 6,499  28,232,970 $ 282,330  $ 440,577,239  $(285,191,353)  $ 211,586    $  (165,940)  $155,720,361
                      ======= =======  ========== =========  =============  =============   =========    ===========   ============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                     Year Ended June 30,
                                                                         -----------------------------------------------
                                                                             2005             2004             2003
                                                                         -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations before extraordinary
    item and cumulative effect of change in accounting principle         $  49,461,802    $ (49,191,286)   $ (35,772,568)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       License agreement (exchange for debt and related interest)               -                -            (3,269,114)
       Depreciation and amortization                                         7,991,995        7,858,641        3,513,933
       Depreciation on discontinued operations                                  76,759          269,778          441,708
       Bad debt expense                                                        309,512           93,093           23,000
       Amortization of deferred nonrefundable patent license fee              (952,380)          -                -
       Amortization of premium/discount on investments                          -                73,083          660,316
       Equity in losses of joint ventures                                      100,000          644,220       11,794,552
       Impairment loss in Rare Earth Ovonic                                  1,710,000           -                -
       Changes in nonrefundable advance royalties                           (1,840,883)        (515,433)        (119,936)
       Stock and stock options issued for services rendered                  1,019,503          807,549          716,675
       Tax credit relating to stock options                                    132,886           -                -
       (Gain) loss on sales of investments                                      -              (364,416)      (1,427,241)
       (Gain) loss on sale of equipment                                        (93,362)          10,368           40,257
       Minority interest                                                        -                -            (2,079,845)
       Retirement liability                                                    263,638          307,032          285,827
       Long-term operating lease                                               148,353           -                -
       Option received in exchange for license                             (79,532,000)          -                -
       Discontinued operations                                              (1,392,630)      (2,230,388)      (2,641,151)
       Extraordinary item                                                    2,262,910           -                -
  Changes in working capital:
       Accounts receivable                                                  (6,692,025)      (2,302,474)       1,721,131
       Accounts and note receivable due from related parties                 1,760,207        4,797,211        2,958,600
       Inventories                                                          (4,415,161)      (1,203,543)      (1,207,889)
       Other assets                                                            (84,062)         479,305        1,334,471
       Current portion of deferred nonrefundable patent license fee            952,380           -                -
       Accounts payable and accrued expenses                                 2,579,333       (5,479,016)       2,450,159
       Deferred revenues under business agreements                             321,672       (4,159,973)      (2,131,385)
       Deferred nonrefundable patent license fee                             9,047,620           -                -
       Deferred tax assets and other                                            -                -              (173,012)
                                                                         -------------    -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                      (16,863,933)     (50,106,249)     (22,881,512)
                                                                         -------------    -------------    -------------
INVESTING ACTIVITIES:
  Reduction (increase) in restricted cash                                    1,150,000          850,000       (2,000,000)
  Purchases of property, plant and equipment                                (3,119,771)      (3,546,922)      (5,134,579)
  Acquisition of United Solar Ovonic (net of cash acquired)                     -                -            (3,773,365)
  Investment in and advances to United Solar Ovonic LLC                         -                -            (2,984,370)
  Investment in and advances to ITS                                             -                -            (2,000,000)
  Investment in Ovonyx                                                        (100,000)         (50,000)      (1,000,000)
  Insurance proceeds                                                            98,745           -                -
  Purchase of investments                                                  (19,768,819)     (11,969,949)     (30,907,063)
  Proceeds from maturities of investments                                    7,928,293       11,969,949        3,000,000
  Proceeds from sales of investments                                            -            26,661,685       73,812,839
  Proceeds from sale of property, plant and equipment                           15,065          161,477           24,251
                                                                         -------------    -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (13,796,487)      24,076,240       29,037,713
                                                                         -------------    -------------    -------------
FINANCING ACTIVITIES:
  Principal payments under short-term and long-term debt
    obligations and capitalized lease obligations                             (333,368)        (228,889)     (41,764,836)
  Proceeds from exercise of stock options and warrants                      40,168,753       32,233,268           -
  Exercise of option to purchase ECD stock                                 (19,913,680)          -                -
  Proceeds from sale of stock and warrants, net of expenses                 82,106,212           -                -
                                                                         -------------    -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        102,027,917       32,004,379      (41,764,836)
                                                                         -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                             251,537          134,906          (45,119)
                                                                         -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        71,619,034        6,109,276      (35,653,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            12,676,537        6,567,261       42,221,015
                                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  84,295,571    $  12,676,537    $   6,567,261
                                                                         =============    =============    =============

See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        Year Ended June 30,
                                                           ------------------------------------------
                                                               2005           2004           2003
                                                           ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

Cash paid for interest                                     $  776,725     $ 1,314,202    $    881,284

Noncash transactions:

     Short-term and long-term note receivable -
         United Solar Ovonic LLC                               -          (11,629,489)         -

     Short-term and long-term note payable -
         Canon                                                 -           11,629,489          -

     Debt principal and interest exchanged for
         license - United Solar Ovonic/Canon                   -               -            3,269,114

     Cumulative effect of change in
         accounting principle                                  -               -            2,215,560

     Negative goodwill                                         -               -           (2,215,560)















See notes to consolidated financial statements.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies
---------------------------------------

Basis of Presentation
---------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with the filing of our Annual Report on Form 10-K for the year ended June 30, 2003 and 2004, there existed substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds. This was the result of the Company's history of reporting losses from operations and the uncertainty as to the amounts and timing of activities that would be necessary in order to generate sufficient additional funding. Subsequently, the Company has raised substantial amounts of working capital in order to fund its current operations and its growth (see Note
B) and has taken other steps to improve its financial condition. Based on the current financial condition, we believe there is no longer substantial doubt about the Company's ability to continue as a going concern.

Nature of Business
------------------

     Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy and information technologies.

Financial Statement Presentation, Principles of Consolidation and
-----------------------------------------------------------------
Equity Accounting
-----------------

     The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as "United Solar Ovonic") and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of June 30, 2005, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors. See Note E for discussions of all of the Company's major joint ventures.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
--------------------------------------------------

Corp. and United Solar Ovonic LLC, the Company owns 100% of each of the entities and has consolidated the entities in their entirety for the period from May 15, 2003 through June 30, 2003 and for all of the years ended June 30, 2005 and 2004.

     At June 30, 2005 and at June 30, 2004, the Company's investments in Cobasys and Ovonyx are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes profitable (based upon the venture's history of sustainable profits), at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture's profits or losses on the equity method of accounting. To the extent that the Company has made contributions, other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

     Intellectual property, including patents, resulting from the Company's investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

     While the Company believes, based upon the opinion of legal counsel, that it has no obligation to fund any losses that its joint ventures incur beyond the Company's investment, the Company has decided to provide limited funding to certain of its joint ventures (see Note E).

     Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company's ownership percentage.

Discontinued Operations
-----------------------

     In June 2005, the Company, as part of its restructuring plan, decided to sell the assets of Ovonic Battery's metal hydride materials business. The Company is currently in negotiations with a third party to sell these assets.

     At June 30, 2005, the Company has reclassified the current net book value of these fixed assets ($132,000) (it does not anticipate any loss on this sale) as assets held for sale and has ceased depreciating these assets.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

     For each of the three years ended June 30, the Company has recorded the following results of its metal hydride materials business as a discontinued operation in accordance with Statement of Financial Accounting Statement (SFAS) No. 144:

                                     2005             2004           2003
                                 ------------     ------------   ------------

  Revenues                       $    217,602    $     48,634    $    154,878
  Costs and expenses                1,633,874       2,279,022       2,796,029
                                 ------------    ------------    ------------
  Loss from discontinued
     operations                    (1,416,272)     (2,230,388)     (2,641,151)
  Income taxes - benefit               23,642          -               -
                                 ------------    ------------    ------------
  Net loss from discontinued
     operations, net of tax      $ (1,392,630)   $ (2,230,388)   $ (2,641,151)
                                 ============    ============    ============

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

Change in Accounting Principle
------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted these statements on July 1, 2002 and recognized the unamortized negative goodwill of approximately $2,216,000. This is a favorable adjustment to the Company and is the cumulative effect of a change in accounting principle in the Company's statements of operations.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

     The following is the effect on the year ended June 30, 2003 of this change in accounting principle:

     Net Loss                                                     $ (36,198,159)
         Deduct:-
            Cumulative effect of change in accounting principle      (2,215,560)
                                                                  -------------
     Adjusted Net Loss before cumulative effect of change
       in accounting principle                                    $ (38,413,719)
                                                                  =============

     Basic Net Loss Per Share                                     $       (1.65)
         Deduct:-
            Cumulative effect of change in accounting principle            (.10)
                                                                  -------------
Adjusted Basic Net Loss Per Share before cumulative
  effect of change in accounting principle                        $       (1.75)
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

     The following schedule summarizes the contractual maturities and unrealized gains and losses on the Company's short-term investments (in thousands):

                                                   June 30, 2005
                                   --------------------------------------------
                                                 Gross Unrealized
                                               --------------------  Estimated
                                     Cost       Gains    (Losses)    Fair Value
                                   --------------------------------------------
     Due within one year or less
        Corporate notes            $ 11,841     $  -      $  -       $ 11,841


     At June 30, 2004, the Company had no short-term investments.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Impairment
----------

     The Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Financial Instruments
---------------------

     Due to the short-term maturities of cash, cash equivalents, short-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

Accounts Receivable
-------------------

     The Company maintains an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and industry as a whole.

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

                                                           Years
                                                      ----------------
            Buildings and improvements*                   5 to 20
            Machinery and other equipment                 3 to 12.5
            Capitalized leases                            3 to 20
            ----------------------------------
            * Includes leasehold improvements which are amortized over the shorter of the balance of the lease term or the life of the improvement, ranging from one to twenty years.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

     Capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on capitalized leases as of June 30, 2005 and June 30, 2004 was $2,778,000 and $2,111,000, respectively.

     Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Warranty Reserve
----------------

     A warranty reserve is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

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

Product Sales
-------------

     Product sales include revenues related to photovoltaic products, machine-building and equipment sales contracts and nickel hydroxide. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is delivered to the customer. Generally, this is upon shipment from the factory as most products are shipped FOB shipping point. Some foreign customers are shipped under DDP terms where the customer takes delivery at the point of destination. All intersegment sales are eliminated in consolidation.

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

     In connection with a 1992 battery development contract with the United States Advanced Battery Consortium (USABC), partially funded by the U.S. Department of Energy (DOE), the Company has agreed to reimburse USABC and DOE for payments to the Company under the 1992 contract. The agreed reimbursement includes a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic NiMH batteries serve as the primary source of power for electric vehicles. The Company has accrued as an expense 15% of such royalty payments.

     ECD has a royalty trust arrangement whereby ECD is obligated to pay a trust 25% of optical memory royalties received.

Business Agreements
-------------------

     Revenues are also derived through business agreements for the development and/or commercialization of products based upon the Company's proprietary technologies. The Company has two major types of business agreements.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

     In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require "best efforts" with no specified performance criteria. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Deferred Revenues
-----------------

     Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At June 30, 2005, approximately $759,000 in deferred revenues relates to the Rare Earth High-Tech of Inner Mongolia, China (Rare Earth Ovonic) contracts with the joint ventures, which represents the excess of payments made by Rare Earth Ovonic in excess of revenues recognized on these contracts.

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

     The following is a summary of the gross selling, general and administrative expenses and the aforementioned allocations:

                                                            Year Ended June 30,
                                                ------------------------------------------
                                                    2005           2004           2003
                                                ------------   ------------   ------------
Gross Expenses                                  $ 28,161,000   $ 28,903,000   $ 24,219,000
Less  -  allocations to product
           development and research              (10,240,000)    (8,315,000)    (7,667,000)
      -  allocations to cost of revenues from
           product development agreements         (2,363,000)    (6,117,000)    (8,453,000)
                                                ------------   ------------   ------------
Remaining Expenses                              $ 15,558,000   $ 14,471,000   $  8,099,000
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

Stock-Based Compensation
------------------------

     ECD applies APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended June 30, 2005, 2004 and 2003 would have changed as follows:

                                                         Year Ended June 30,
                                            -------------------------------------------
                                                2005           2004            2003
                                            ------------   ------------    ------------
   Net income (loss), as reported           $ 50,332,082   $(51,421,674)   $(36,198,159)

   Total stock-based compensation expense
     determined under fair value based
     method, net of tax benefit in 2005        2,535,000      3,004,000       5,054,000
                                            ------------   ------------    ------------
   Pro-forma net income (loss)              $ 47,797,082   $(54,425,674)   $(41,252,159)
                                            ============   ============    ============
   Net income (loss) per share:
     Basic - as reported                    $       1.83   $      (2.15)   $      (1.65)
                                            ============   ============    ============
     Basic - pro forma                      $       1.74   $      (2.28)   $      (1.88)
                                            ============   ============    ============
     Diluted - as reported                  $       1.70   $      (2.15)   $      (1.65)
                                            ============   ============    ============
     Diluted - pro forma                    $       1.61   $      (2.28)   $      (1.88)
                                            ============   ============    ============

     The fair value of the options granted during 2005, 2004 and 2003 is estimated as $3,315,000, $276,000 and $3,926,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2005          2004           2003
                                  ------------  ------------   ------------
     Dividend Yield                        0%            0%             0%
     Volatility   %                    62.29%        64.83%         69.87%
     Risk Free Interest Rate            3.55%         2.50%          2.20%
     Expected Life                 5.76 years    5.11 years     5.11 years

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

     Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the years ended June 30 are computed as follows:


                                                              2005            2004            2003
                                                          ------------    ------------    ------------
Weighted average number of shares outstanding:
    -  for basic net income (loss) per share                27,465,767      23,920,337      21,900,416
    -  for diluted net income (loss) per share              29,661,847      23,920,337      21,900,416

Net income (loss) from continuing operations
  before income taxes, extraordinary item and cumulative
  effect of change in accounting principle                $ 50,287,216    $(49,191,286)   $(35,772,568)

Income taxes                                                   825,414          -               -
                                                          ------------    ------------    ------------
Net income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of change in accounting principle                  49,461,802     (49,191,286)    (35,772,568)

Discontinued operations, net of tax benefit of
  $23,642 in 2005                                           (1,392,630)     (2,230,388)     (2,641,151)

Extraordinary item, net of tax of $38,416                    2,262,910          -               -

Cumulative effect of change in accounting
  principle                                                     -               -            2,215,560
                                                          ------------    ------------    ------------
Net income (loss)                                         $ 50,332,082    $(51,421,674)   $(36,198,159)
                                                          ============    ============    ============
Basic net income (loss) per share
    Continuing operations                                 $       1.80    $      (2.06)   $      (1.63)
    Discontinued operations                                       (.05)           (.09)           (.12)
    Extraordinary item                                             .08          -               -
    Cumulative effect of change in accounting
      principle                                                 -               -                  .10
                                                          ------------    ------------    ------------
Basic net income (loss) per share                         $       1.83    $      (2.15)   $      (1.65)
                                                          ============    ============    ============

Diluted net income (loss) per share
    Continuing operations                                 $       1.67    $      (2.06)   $      (1.63)
    Discontinued operations                                       (.05)           (.09)           (.12)
    Extraordinary item                                             .08          -               -
    Cumulative effect of change in accounting
      principle                                                 -               -                  .10
                                                          ------------    ------------    ------------
Diluted net income (loss) per share                       $       1.70    $      (2.15)   $      (1.65)
                                                          ============    ============    ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE A - Summary of Accounting Policies (Continued)
---------------------------------------------------

     Due to the Company's net losses, the 2004 and 2003 weighted average shares of potential dilutive securities of 80,713 and 8,406, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Because of the relationship between the exercise prices and the average market price of ECD's Common Stock, additional securities of 510,501, 4,069,454 and 2,700,473, respectively, were excluded from the 2005, 2004 and 2003 calculations of weighted average shares of potential dilutive securities as these securities would have been antidilutive regardless of the Company's net income or loss.

Recent Pronouncements
---------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is in the process of reviewing this statement for the future effect on the Company's consolidated financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. It is anticipated that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE B - Financings
-------------------

Private Placement
-----------------

     In February 2005, ECD completed an $82,106,212 (net of $1,306,163 of expenses) private placement of its Common Stock. ECD sold 5,090,000 shares of Common Stock at a price of $17.25 per share to institutional investors. On May 16, 2005, ECD used $19,913,680 of the net proceeds to exercise its option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by Chevron.

Sale of Units
-------------

     In November 2003 and January 2004, ECD received $32,209,000 in connection with the sale of 3,266,254 units of its securities to a group of three institutional investors at an average price per unit of $10.27 based upon the closing price of ECD Common Stock plus $.125. Each unit consisted of one share of ECD Common Stock and one warrant to purchase one share of ECD Common Stock for $13.96, if exercised, on or prior to May 2, 2005 and for $16.03, if exercised, at any time thereafter but prior to October 31, 2006.

     Nolan Securities Corporation acted as placement agent with respect to both offerings and was paid $1,108,000 and issued 90,481 warrants on the same terms as the warrants issued in the unit offering.

     In April and May, 2005, ECD received $27,168,000 from the exercise of warrants. The warrants to purchase 1,946,162 shares of ECD Common Stock at an exercise price of $13.96 per share were exercised by warrantholders who received the warrants as a result of purchasing units consisting of one share of Common Stock and one warrant to purchase a share of Common Stock in the private placements of November 2003 and January 2004.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE C - Accounts Receivable
----------------------------

                                                      June 30,       June 30,
                                                        2005           2004
                                                    ------------   ------------
Long-term contracts accounted for under
    percentage-of-completion accounting
         Amounts billed to customers
              Commercial customers                  $     -        $    505,008

Long-term contracts not accounted for under
    percentage-of-completion accounting
         Amounts earned which are billed in
            the subsequent month
              U.S. Government                            719,620        369,322
              Commercial customers                        21,985        102,638
                                                    ------------   ------------
                                                         741,605        471,960
         Amounts billed
              U.S. Government                          1,073,548      1,229,432
                                                    ------------   ------------
                      Sub-total                        1,815,153      1,701,392

Amounts unbilled for other than long-term contracts
              Commercial customers                     3,401,579      1,762,282
Amounts billed for other than long-term contracts
              U.S. Government                             -             145,936
              Commercial customers                    14,307,881      8,889,482
                                                    ------------   ------------
                      Sub-total                       14,307,881      9,035,418
                                                    ------------   ------------
Allowance for uncollectible accounts                    (412,000)      (274,000)
                                                    ------------   ------------
                      TOTAL                         $ 19,112,613   $ 12,730,100
                                                    ============   ============

Accounts Receivable Due from Related Parties
--------------------------------------------

                                                      June 30,       June 30,
                                                        2005           2004
                                                    ------------   ------------
Amounts earned which are billed in the subsequent
   month on long-term contracts
        Chevron                                     $    -         $     38,875
        Cobasys                                           62,460        623,551
        Ovonic Hydrogen Systems                          -            1,329,194
                                                    ------------   ------------
                  Sub-total                               62,460      1,991,620

Amounts billed
        Cobasys                                          296,085          7,393

Other unbilled
        Ovonyx                                            30,469         17,237

Other billed
        Chevron                                          -              121,376
        Ovonyx                                            21,008         16,850
        Cobasys                                            9,840         -
        Ovonic Hydrogen Systems                          -               25,593
                                                    ------------   ------------
                  Sub-total                               30,848        163,819
                                                    ------------   ------------
                  TOTAL                             $    419,862   $  2,180,069
                                                    ============   ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE D - Inventories
--------------------

     Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

     Inventories (substantially all for United Solar Ovonic) are as follows:

                                           June 30,         June 30,
                                             2005            2004
                                         ------------    ------------

           Finished product              $  5,104,043    $  3,511,730
           Work in process                  3,150,529       4,060,923
           Raw materials                    9,812,304       6,079,062
                                         ------------    ------------
                                         $ 18,066,876    $ 13,651,715
                                         ============    ============


NOTE E - Joint Ventures and Investments
---------------------------------------

Joint Ventures
--------------

United Solar Ovonic

     Since May 2003, when ECD acquired Bekaert's interest in United Solar Ovonic, ECD has been funding and continues to fund 100% of United Solar Ovonic's cash requirements. Prior to May 2003, as a consequence of ECD's 81% ownership of United Solar Ovonic Corp. and United Solar Ovonic Corp.'s 40% membership interest in United Solar Ovonic LLC, the Company's financial results have included approximately 50% of the combined operating losses of these entities.

     The Company recorded revenues from United Solar Ovonic LLC of $6,267,000 for the period July 1, 2002 to May 14, 2003, representing revenues realized on ECD's machine-building contract with United Solar Ovonic LLC and United Solar Ovonic Corp.'s sales of product to United Solar Ovonic LLC.

Cobasys

     In July 2001, Ovonic Battery and ChevronTexaco (now Chevron) formed a strategic alliance (Cobasys LLC). Chevron invested $160,000,000 to match the Company's technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by Chevron.

     On December 2, 2004, as part of its focus on its core businesses, ECD entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the time of the restructuring of the joint venture in July 2001. In consideration of the expanded licenses, ECD received an option to purchase the 4,376,633 shares exercisable at

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

$4.55 per share of ECD Common Stock then owned by Chevron. The transaction increased ECD's revenue and decreased additional paid-in capital in the year ended June 30, 2005 by $79,532,000 based upon the value of this option using the Black Scholes valuation model.

     In July 2004, ECD and Cobasys entered into a settlement agreement with MEI, PEVE, and Toyota with respect to patent infringement disputes and counterclaims involving NiMH batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

     As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $952,000 as revenues from license and other agreements in the year ended June 30, 2005 in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys made an $8 million distribution each to Ovonic Battery and Chevron representing a partial reimbursement of legal expenses. The Company recorded this $8 million as a distribution from joint venture in the year ended June 30, 2005.

     The Company recorded revenues from Cobasys of $2,033,000, $5,696,000 and $12,367,000 for the years ended June 30, 2005, 2004 and 2003, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work). The Company received $33,800, $3,050 and $207,000 for the years ended June 30, 2005, 2004 and 2003, respectively, for products sold to Cobasys.

     The Company also recorded revenues from Cobasys of $45,000 for the year ended June 30, 2005 and $179,000 for each year ended June 30, 2004 and 2003, for rent of a portion of one of the Company's facilities.

     The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                           COBASYS LLC AND SUBSIDIARY
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                      July 17, 2001
                                                     Year Ended    (date of inception)
                                                   June 30, 2005    to June 30, 2005
                                                 ----------------   ------------------
Revenue
  Product and prototype revenues                     $  1,170,140      $   3,916,392
  Contract research revenue                               770,941          5,714,464
  Licensing revenue                                     1,904,762          1,904,762
  Other revenues                                           34,706             34,706
                                                     ------------      -------------
         Total Revenue                                  3,880,549         11,570,324

Expenses
  Cost of product and prototype revenues                9,006,484         25,000,284
  Research and development costs                       19,514,620         82,994,239
  Sales and marketing costs                             3,048,212          8,774,186
  General and administrative costs                      7,022,226         19,328,760
  Depreciation and amortization                         3,206,142          9,283,263
  Loss on asset impairment and disposal                 3,195,786          4,809,187
  Loss on impairment of cost-basis
     investment                                           -                4,000,000
  Interest expense                                        164,061            164,061
                                                     ------------      -------------
         Total Expenses                                45,157,531        154,353,980
                                                     ------------      -------------
Net Loss                                             $(41,276,982)
                                                     ============
Deficit accumulated during the development stage                       $(142,783,656)
                                                                       =============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

                           COBASYS LLC AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                 BALANCE SHEET
                                 --------------

                                                            June 30, 2005
                                                            -------------
Assets
    Current Assets:
        Cash and cash equivalents ($1,050,604 of
            which is restricted as of June 30, 2005)        $  2,375,677
        Investment securities (restricted)                     1,994,000
        Accounts receivable (net of allowance
           of $10,577 as of June 30, 2005)                     1,516,034
        Inventories, net                                       3,540,791
        Prepaid expenses                                         249,729
                                                            ------------
             Total Current Assets                              9,676,231
    Net Property, Plant and Equipment                         35,902,091
    Assets held for sale                                         565,500
    Cash surrender value of life insurance                       567,511
                                                            ------------
             Total Assets                                   $ 46,711,333
                                                            ============
Liabilities and Members' Interest
    Current Liabilities:
        Accounts payable                                    $  2,379,324
        Accounts payable, related party                          301,713
        Accrued expenses                                       3,161,399
        Deferred revenues - current portion                    2,150,000
        Current installments of obligations
           under capital lease                                    13,513
                                                            ------------
             Total Current Liabilities                         8,005,949
    Deferred revenue - noncurrent                             16,295,219
    Obligations under capital lease, net of
           current installments                                   33,889
    Redeemable preferred interest - related party             20,135,095
    Other noncurrent liabilities                               1,024,837
                                                            ------------
             Total Liabilities                                45,494,989
    Members' interest                                          1,216,344
                                                            ------------
             Total Liabilities and Members' Interest        $ 46,711,333
                                                            ============

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonyx

     ECD owns 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague own 41.7% of Ovonyx, and Intel and other investors own the remainder of the shares outstanding without giving effect to the exercise of outstanding stock options and warrants. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

     In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003 and a $100,000 payment in December 2004. ECD recorded its $1,150,000 investment in Ovonyx and accounts for this investment on the equity method and is recognizing its proportionate share of Ovonyx losses to the extent of its $1,150,000 investment. In the years ended June 30, 2005, 2004 and 2003, ECD recorded an equity loss of $100,000, $644,000 and $406,000, respectively, related to its investment in Ovonyx.

     ECD recorded revenues from Ovonyx of $272,000, $186,000 and $162,000, respectively, for the years ended June 30, 2005, 2004 and 2003 representing services provided to this joint venture. ECD has provided Ovonyx with free use of its wafer lab facilities and has absorbed patent fees for the three years ended June 30, 2005.

Ovonic Fuel Cell

     In September 2000, ECD and ChevronTexaco (now Chevron) formed Texaco Ovonic Fuel Cell. Chevron was funding (through December 31, 2002) initial product and market development, the primary use of which was to fund a contract from Texaco Ovonic Fuel Cell to ECD to further develop Ovonic metal hydride fuel cell technology. The joint venture was owned 50% by Chevron and 50% by ECD. ECD contributed intellectual property and licenses.

     In June 2003, ECD acquired Chevron's interest in Texaco Ovonic Fuel Cell Company LLC for $1, effective as of December 31, 2002. The company, which is now owned 100% by ECD, was renamed Ovonic Fuel Cell Company LLC. Effective December 31, 2002, the Company has included the operations of Ovonic Fuel Cell in its consolidated financial statements. ECD is continuing its development work at a reduced level and is currently funding all development costs.

     During the years ended June 30, 2005 and 2004, the Company did not record any revenues for services provided to this joint venture, while during the year ended June 30, 2003, the Company recorded revenue of $4,022,000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

Ovonic Hydrogen Systems

     In October 2000, ECD and ChevronTexaco (now Chevron) formed Texaco Ovonic Hydrogen Systems. Chevron funded the initial product and market development for this joint venture, the primary use of which has been to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic hydrogen storage technology. In December 2004, Chevron transferred to ECD its interest in Texaco Ovonic Hydrogen Systems (renamed Ovonic Hydrogen Systems LLC by ECD). In accordance with purchase accounting (SFAS 141), we wrote down the assets and liabilities of Ovonic Hydrogen Systems to zero at December 2, 2004. ECD received $4,675,000 from Chevron for payment of restructuring fees. The $4,675,000 received from Chevron was $2,263,000 (net of tax) in excess of restructuring costs. The Company has recognized this as an extraordinary item (gain) in the year ended June 30, 2005.

     As of December 2, 2004, Ovonic Hydrogen Systems is wholly owned by ECD. It is funded by ECD at a reduced level and is included in the Company's consolidated financial statements. Ovonic Hydrogen Systems will focus on continuing to commercialize compact portable hydrogen storage canisters that have current and near-term market applications while continuing to develop and commercialize ECD's proprietary reversible solid metal hydride-based low-pressure hydrogen storage system for longer-term stationary, transportation and infrastructure applications.

     During the years ended June 30, 2005, 2004 and 2003, the Company recorded revenues of $4,089,000, $10,063,000 and $13,651,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE E - Joint Ventures and Investments (Continued)
---------------------------------------------------

     Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of June 30, 2005, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue for these contracts at June 30, 2005 of approximately $2,668,000.

     The Company recorded revenues from Rare Earth Ovonic of $595,000 (negative), $4,410,000 and $10,726,000 for the years ended June 30, 2005, 2004 and 2003, respectively.


NOTE F - Liabilities and Line of Credit
---------------------------------------

Warranty Liability
------------------

     The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the years ended June 30, 2005, 2004 and 2003:


                                                         Year Ended June 30,
                                             --------------------------------------------
                                                 2005             2004           2003
                                             -----------      -----------     -----------
Liability beginning of the period            $ 1,945,934      $ 2,990,661     $ 2,489,024

Amounts accrued for as warranty costs           (105,737)**      (721,312)*     1,212,949

Amounts acquired in connection with
  United Solar Ovonic                             -                -              728,503

Amounts reversed in connection with
  acquiring United Solar Ovonic                   -                -           (1,439,815)

Warranty claims                                 (204,665)        (323,415)         -
                                             -----------      -----------     -----------
Liability at end of period                   $ 1,635,532      $ 1,945,934     $ 2,990,661
                                             ===========      ===========     ===========

------------------------------
   * During the year ended June 30, 2004, the Company, based on its recent experience, revised its estimated warranty liability (primarily on its Rare Earth Ovonic contract) and recorded a reduction in this liability.

  ** During the year ended June 30, 2005, United Solar Ovonic LLC revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.


Government Contract Reserve
---------------------------

     The Company's contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company's indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company's methodology for allocating independent research and

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Liabilities and Line of Credit (Continued)
---------------------------------------------------

development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $2,294,000 and $1,847,000 at June 30, 2005 and 2004, respectively, related to these issues.

Long-Term Liabilities
---------------------

           A summary of the Company's long-term liabilities is as follows:

                                                            June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
    Capital lease - 3800 Lapeer LLC               $  8,964,481     $  9,297,849
    Long-term retirement                             1,384,948        1,121,310
    Other                                              223,353           75,000
                                                  ------------     ------------
           Total                                    10,572,782       10,494,159
    Less amounts included in current liabilities       369,010          333,368
                                                  ------------     ------------
           Total Long-Term Liabilities            $ 10,203,772     $ 10,160,791
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

Other Long-Term Liabilities
---------------------------

     The Company has retirement plans for certain executives that provide for benefits after retirement. The Company recorded retirement expense of $264,000, $307,000 and $286,000 in the years ended June 30, 2005, 2004 and 2003, respectively.

     ECD and its subsidiaries are participating in qualified 401(k) plans that are available to all employees. ECD and Ovonic Battery matched participants' contributions at a rate of 100% of the first 2% of the participant's compensation plus 50% of the next 4% of compensation for the parent company. United Solar Ovonic matched 50% of the first 8% of the participant's compensation. Amounts charged against income for the 401(k) plan, representing the Company's matching contributions, were $1,031,000, $1,117,000 and $1,070,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE F - Liabilities and Line of Credit (Continued)
---------------------------------------------------

Other
-----

     The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2005, 2004 and 2003 was approximately $2,668,000, $2,843,000 and $2,738,000, respectively.

Future Minimum Payments
-----------------------

     Future minimum payments on long-term notes payable and other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2005 are as follows:

                                     Other Long-Term     Capital     Operating
                                       Liabilities       Leases        Leases
                                     ---------------   -----------  ------------
  2006                                 $    (2,757)    $ 1,266,497  $ 1,951,881
  2007                                      10,699       1,291,625    1,235,577
  2008                                      31,737       1,367,012    1,149,800
  2009                                      37,422       1,367,012    1,136,880
  2010                                      43,215       1,367,012      874,647
  Thereafter                             1,487,985       8,403,104      463,203
                                       -----------     -----------  -----------
    TOTAL                                1,608,301      15,062,262  $ 6,811,988
                                                                    ===========
    Less interest included above            -            6,097,781
                                       -----------     -----------
    Present value of minimum payments  $ 1,608,301     $ 8,964,481
                                       ===========     ===========

Business-Loan Agreement
-----------------------

     As of June 30, 2005, the Company had a business-loan agreement with Standard Federal Bank in the amount of $3,000,000. This business-loan agreement is used to provide a mechanism for the issuances of letters of credit and entering into foreign exchange transactions. The business-loan agreement, which had an expiration date of August 31, 2005, has been extended to expire on August 31, 2006. This agreement contains certain covenants, including a minimum $20 million liquidity covenant. At June 30, 2005, the Company had outstanding letters of credit of $2,741,000 against the business loan agreement.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE G - Commitments
--------------------

     The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new 25MW solar manufacturing equipment being installed in Auburn Hills, Michigan. The Company's total obligations under purchase commitments at June 30, 2005, were $23,495,000 ($22,616,000 of which was within one year and $879,000 thereafter).

     In June 2005, United Solar Ovonic signed a lease for its new facility in Auburn Hills. The terms of the lease are as follows:

        o    Term: Ten years, plus options for another ten years.

        o    Guaranty of lease:  Lease guaranteed by ECD.

        o Security deposit: ECD provided an irrevocable, clear, stand by letter of credit in the amount of $2,161,000 as a security deposit with the landlord. This security deposit will be reduced over the term of the lease dependent on certain conditions.

     The future minimum payments, assuming a 20-year occupancy, for this lease are as follows:

                 2006                                    $    411,596
                 2007                                       1,347,333
                 2008                                       1,645,467
                 2009                                       1,651,200
                 2010                                       1,651,200
                 Thereafter                                29,549,600
                                                         ------------
                      Total                                36,256,396
                 Less interest and operating
                    lease components included above        20,356,396
                                                         ------------
                 Present value of minimum payments       $ 15,900,000
                                                         ============

     Upon commencement of this lease in fiscal year 2006, United Solar Ovonic will record this as a capital lease at an amount of $15,900,000.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE H - Nonrefundable Advance Royalties and Long-Term Deferred
---------------------------------------------------------------
Patent License Fee
------------------

     At June 30, 2005 and 2004, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments, which consist of the following:

                                                June 30,
                                    ------------------------------
                                        2005             2004
                                    ------------     ------------
           Battery                  $    435,902     $  1,560,902
           Optical memory                715,777        1,431,660
                                    ------------     ------------
                                    $  1,151,679     $  2,992,562
                                    ============     ============

Creditable royalties earned and recognized as revenue were:

                            Year Ended June 30,
                  2005             2004            2003
              ------------      ----------      -----------
              $  1,840,883      $  515,433      $   119,936

     Included in creditable royalties in 2005 and 2004 were $1,811,000 and $447,500, respectively, related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

     There are no obligations in connection with any of the advance royalty agreements, which require the Company to incur any additional costs.

     As part of the settlement agreement with MEI, PEVE and Toyota, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $952,000 as revenues from license and other agreements in the year ended June 30, 2005 in connection with the amortization of this fee.


NOTE I - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements
--------------------------------

     The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations.

     A summary of all of the Company's revenues follows:

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

                                                                 Year Ended June 30,
                                                   --------------------------------------------
                                                       2005            2004            2003*
                                                   ------------    ------------    ------------
Product sales
     Photovoltaics                                 $ 50,777,272    $ 27,586,197    $  4,001,937
     Machine building and equipment sales              (595,487)      4,489,728      10,949,828
     Nickel hydroxide and battery packs               1,762,088       1,729,862         955,956
                                                   ------------    ------------    ------------
                                                     51,943,873      33,805,787      15,907,721
Product sales - related parties
     Photovoltaics                                       -               -            5,767,035
     Machine building                                    -               -              499,793
     Battery packs                                       -               -               86,363
     Nickel hydroxide                                    -                2,422          -
                                                   ------------    ------------    ------------
                                                         -                2,422       6,353,191
                                                   ------------    ------------    ------------
Total product sales                                $ 51,943,873    $ 33,808,209    $ 22,260,912
                                                   ============    ============    ============

Royalties
     Battery technology:
         Transportation                            $  1,679,585    $    393,453    $    216,852
         Consumer                                     2,801,289       1,509,394       1,561,318
                                                   ------------    ------------    ------------
                                                      4,480,874       1,902,847       1,778,170
     Optical memory                                     837,112         616,824          32,592
     Ovonic Unified Memory                               14,017           2,108          32,885
                                                   ------------    ------------    ------------
Total royalties                                    $  5,332,003    $  2,521,779    $  1,843,647
                                                   ============    ============    ============

Revenues from product development agreements
     Photovoltaics                                 $  8,716,805    $ 10,501,264    $  3,615,674
     Battery technology                                 (20,602)      1,426,325       2,575,376
     Optical memory                                   1,035,461         403,932          64,387
     Solid hydrogen storage systems                     428,398         737,538          -
     Organic electroluminescent devices (OLEDs)       1,406,272         459,912          -
     Other                                               -               18,677         126,995
                                                   ------------    ------------    ------------
                                                     11,566,334      13,547,648       6,382,432
Revenues from product development
   agreements - related parties
     Battery technology                               1,997,252       5,610,242      12,366,964
     Optical memory                                      -               -              615,330
     Solid hydrogen storage systems                   4,088,924      10,062,862      13,948,178
     Fuel cell technology                                -               -            4,022,344
                                                   ------------    ------------    ------------
                                                      6,086,176      15,673,104      30,952,816
                                                   ------------    ------------    ------------
Total revenues from product development
   agreements                                      $ 17,652,510    $ 29,220,752    $ 37,335,248
                                                   ============    ============    ============
License and other agreements
     Battery technology                            $ 80,784,380    $    125,000    $    175,000
     Photovoltaic technology                             -               -            3,269,114
                                                   ------------    ------------    ------------
                                                   $ 80,784,380    $    125,000    $  3,444,114
                                                   ============    ============    ============

------------------------------------------------
* United Solar Ovonic LLC is included in ECD's consolidated financial statements effective May 15, 2003.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE I - Product Sales, Royalties, Revenues from Product Development Agreements
-------------------------------------------------------------------------------
and License and Other Agreements (Continued)
--------------------------------------------

     The following table presents revenues by country based on the location of the customer:

                                        Year Ended June 30,
                        ----------------------------------------------
                             2005            2004             2003
                        -------------    ------------    -------------

United States           $ 123,002,029    $ 43,993,570    $ 38,552,709
Germany                    18,370,383       8,551,530          50,191
China                       1,966,506       6,540,300      11,948,288
Japan                       5,727,884       2,083,261       4,703,822
Mexico                          5,865          84,828       9,768,972
Other countries             7,597,385       5,002,446          -
                         ------------    ------------    ------------
                        $ 156,670,052    $ 66,255,935    $ 65,023,982
                        =============    ============    ============

     The 2005 license fees result from the recognition of revenue of $79,532,000 as a one-time, noncash license fee and $952,000 resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note E). In addition, in 2005 there was an expanded license agreement with BYD Company Limited ($250,000) and a new license agreement with Guangzhou Wintonic Battery & Magnet Co. Ltd. ($50,000).

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

     The Company has historically entered into agreements with a relatively small number of major customers throughout the world. In the year ended June 30, 2005, one customer (Solar Integrated Technology) represented 11% of the Company's total revenues. In the year ended June 30, 2004, one customer (Ovonic Hydrogen Systems) represented 15% of the Company's total revenues. In the year ended June 30, 2003, three customers represented 58% of the Company's total revenues (21% Ovonic Hydrogen Systems, 21% Cobasys and 16% Rare Earth Ovonic joint ventures) (see Note E).

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE J - Capital Stock
----------------------

     The voting rights of ECD's three classes of stock are as follows:

           Class A Convertible Common Stock - 25 votes per share
           Class B Convertible Common Stock - one vote per share
           Common Stock - one vote per share

     The Class A Common Stock and Class B Convertible Common Stock are automatically convertible into Common Stock on a share-for-share basis on September 30, 2005 and are convertible at the option of the holder any time prior to that date.

     As part of an Executive Employment Agreement between ECD and Mr. Robert C. Stempel, chairman and CEO of ECD, dated January 15, 1999, ECD issued to Mr. Stempel 430,000 shares of its Common Stock ($.01 par value), having a total value of $4,595,840 based upon the closing price of ECD Common Stock on January 15, 1999, for $4,300, representing an amount equal to the aggregate par value of the Common Stock. The Restricted Stock Agreement entered into between ECD and Mr. Stempel states that the stock fully vests to Mr. Stempel on September 30, 2005, 81 months after the date of the agreement. ECD is amortizing the total value of the stock grant on a straight-line basis, and recorded compensation expense of approximately $680,000 in each of the years ended June 30, 2005, 2004 and 2003 in connection with this transaction. Following stockholder approval in March 1999 authorizing 430,000 shares of a new Class B Common Stock, par value $.01, Mr. Stempel surrendered to ECD the shares of Common Stock issued for an equal number of shares of Class B Common Stock.

     As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, president and chief scientist and technologist of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation, (iv) the acquisition by any person of 30% or more of the combined voting power of the then-outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. In the event of mental or physical disability or death of Mr. Ovshinsky, the foregoing power of attorney and proxy shall be exercised by Mr. Ovshinsky's wife, Dr. Iris Ovshinsky, a vice president of ECD. The agreements are automatically renewable for successive one-year terms unless terminated by Mr. Ovshinsky or ECD or Ovonic Battery by giving notice of termination 120 days in advance of renewal date.

     In February 2005, ECD completed an $82,106,212 (net of expenses) private placement of its Common Stock. ECD sold 5,090,000 shares of Common Stock at a price of $17.25 per share to institutional investors. On May 16, 2005, ECD used $19,913,680 of the

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE J - Capital Stock (Continued)
----------------------------------

net proceeds to exercise its option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by Chevron. The Company plans to use the balance of the net proceeds from this transaction to double the manufacturing capacity of United Solar Ovonic's triple-junction, thin-film amorphous silicon photovoltaic products and for general corporate purposes, including research and development activities.

     In April and May, 2005, ECD received $27,168,000 from the exercise of warrants. The warrants to purchase 1,946,162 shares of ECD Common Stock at an exercise price of $13.96 per share were exercised by warrantholders who received the warrants as a result of purchasing units consisting of one share of Common Stock and one warrant to purchase a share of Common Stock in the private placements of November 2003 and January 2004.

     During the years ended June 30, 2005, 2004 and 2003, ECD issued 1,876, 2,140 and 2,844 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2005, 2004 and 2003 of $35,000, $20,000 and $30,000, respectively, relating to these restricted shares of Common Stock.


NOTE K - Stock Option Plans, Warrants and Other Rights to Purchase Stock
------------------------------------------------------------------------

     ECD has Common Stock reserved for issuance as follows:

                                                          Number of Shares
                                                    ----------------------------
                                                    June 30, 2005  June 30, 2004
                                                    -------------  -------------

Conversion of Class A Convertible Common Stock          219,913       219,913
Conversion of Class B Convertible Common Stock          430,000       430,000
Stock options                                         4,410,476     5,377,479
Warrants                                              1,790,892     3,756,735
Convertible Investment Certificates                       5,210         5,210
                                                      ---------     ---------
      TOTAL RESERVED SHARES                           6,856,491     9,789,337
                                                      =========     =========

Equity Compensation Plans Approved by Security Holders
------------------------------------------------------

     The Company's 1995 Non-Qualified Stock Option Plan (1995 Stock Option
Plan), which expired on January 26, 2005, and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the "Compensation Committee") shall determine. Both stock option plans are administered by the Compensation Committee.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE K - Stock Option Plans, Warrants and Other Rights to Purchase
------------------------------------------------------------------
Stock (Continued)
-----------------

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

     A summary of the transactions during the years ended June 30, 2005, 2004 and 2003 with respect to ECD's Stock Option Plans follows:

                                        2005                      2004                       2003
                              -----------------------     ----------------------     ------------------------
                                            Weighted                  Weighted                   Weighted
                                            Average                   Average                    Average
                                            Exercise                  Exercise                   Exercise
                                 Shares      Price         Shares      Price          Shares      Price
                               ---------    ---------     ----------  ----------     ---------   ---------
Outstanding July 1             3,065,458    $ 16.84      3,167,123    $ 16.97       2,531,753    $ 18.67
Granted                          292,500    $ 19.81         45,000    $ 10.95         653,825    $ 10.46
Exercised                      1,028,883    $ 12.26          2,400    $ 10.19           -           -
Cancelled                         60,440    $ 19.23        144,265    $ 18.12          18,455    $ 19.01
                               ---------    -------      ---------    -------       ---------    -------
Outstanding June 30            2,268,635    $ 19.23      3,065,458    $ 16.84       3,167,123    $ 16.97
                               =========    =======      =========    =======       =========    =======
Exercisable June 30            1,720,345    $ 20.40      2,428,818    $ 17.35       2,002,253    $ 17.66
                               =========    =======      =========    =======       =========    =======
Weighted average fair
  value of options granted
  during the year              $11.73                    $ 6.13                     $ 6.00
                               ======                    ======                     ======

     The following table summarizes information about stock option plans approved by the shareholders, outstanding at June 30, 2005:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           ------------------------------------------------    ---------------------------------
                                               Weighted        Weighted                         Weighted
                               Number           Average        Average            Number        Average
Range of                    Outstanding        Remaining       Exercise         Exercisable     Exercise
Exercise Prices            As of 6/30/05   Contractual Life     Price          As of 6/30/05      Price
---------------------      -------------   ----------------    --------        -------------    ---------
$ 10.05 - $ 15.75              588,650          6.21           $ 11.32             336,660       $ 11.93
$ 16.75 - $ 22.43              402,500          7.75           $ 19.86             106,200       $ 19.91
$ 22.63 - $ 22.63            1,186,585          5.70           $ 22.63           1,186,585       $ 22.63
$ 23.00 - $ 24.38               90,900          4.59           $ 23.35              90,900       $ 23.35
                             ---------          ----           -------           ---------       -------

$ 10.05 - $ 24.38            2,268,635          6.16           $ 19.23           1,720,345       $ 20.40
                             =========          ====           =======           =========       =======


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE K - Stock Option Plans, Warrants and Other Rights to Purchase
------------------------------------------------------------------
Stock (Continued)
-----------------

Equity Compensation Plans Not Approved by Security Holders
----------------------------------------------------------

     In September 1993, ECD's Compensation Committee authorized the Company to cancel stock options to purchase 94,367 and 49,630 shares of Common Stock held by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, respectively, which previously had been granted under the Company's Amended and Restated Stock Option Plan and to grant stock options to purchase 150,000 (adjusted to 528,088 as of June 30, 2005) and 100,000 (adjusted to 342,643 as of June 30, 2005)
shares of Common Stock to Mr. and Dr. Ovshinsky, respectively, which were subsequently granted to them pursuant to Stock Option Agreements dated November 1993 (the "Agreements"). The stock options cancelled had an average exercise price of approximately $18.00 per share. The weighted average exercise price of the outstanding stock options is $14.99 per share. The weighted average price was arrived at based upon (i) the option price of $7.00 per share for the original number of shares and any additional shares resulting from adjustments for the antidilution provisions during the 18-month period following the original grant; and (ii) thereafter the option exercise price will be the lower of the sales price of the additional securities or the fair market value of the Common Stock as of the date of such issuance. The Stock Option Agreements were amended in November 1995 to provide that options could be exercised for a limited number of shares of Class A Common Stock.

     The number of stock options granted to Mr. and Dr. Ovshinsky was adjusted pursuant to the antidilution protection adjustment provisions of the Agreements. For the three years ended June 30, 2005, 2004 and 2003, Mr. Ovshinsky was granted stock options to purchase 60,198, 66,391 and 0 shares of ECD Common Stock, respectively. For the three years ended June 30, 2005, 2004 and 2003, Dr. Ovshinsky was granted stock options to purchase 40,132, 44,261 and 0 shares of ECD Common Stock, respectively. The weighted average exercise price of options granted to Mr. and Dr. Ovshinsky during the years ended June 30, 2005 and 2004 was $21.27 and $10.12 per share, respectively. The weighted average fair value of options granted to Mr. and Dr. Ovshinsky during the years ended June 30, 2005 and 2004 was $10.57 and $3.38 per share, respectively.

     In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision. No further options will be granted to Mr. and Dr. Ovshinsky under the Agreements. In consideration of the agreements by Mr. and Dr. Ovshinsky to such amendment, ECD's Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and Dr. Ovshinsky (65,000 shares) under the Company's 2000 Non-Qualified Stock Option Plan.

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

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE K - Stock Option Plans, Warrants and Other Rights to Purchase
------------------------------------------------------------------
Stock (Continued)
-----------------

Warrants
--------

     As of June 30, 2005, ECD had outstanding warrants for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.

     In connection with the sale of units in fiscal year 2004 (see Note B), ECD issued warrants to purchase 3,266,254 shares of Common Stock to three institutional investors and warrants to purchase 90,481 shares of Common Stock to the placement agent. Each warrant gives the holder the right to purchase a share of ECD Common Stock for $13.96, if exercised on or prior to May 2, 2005, and for $16.03, if exercised at any time thereafter but prior to October 31, 2006.

     In April and May, 2005, ECD received $27,168,000 from the exercise of warrants. Warrants to purchase 1,946,162 shares of ECD Common Stock at an exercise price of $13.96 per share were exercised by warrantholders who received the warrants as a result of purchasing units consisting of one share of Common Stock and one warrant to purchase a share of Common Stock in the private placements of November 2003 and January 2004.

Other Rights to Purchase Stock
------------------------------

     Pursuant to the Stock Purchase Agreement between ECD and ChevronTexaco (now Chevron) dated as of May 1, 2000, ChevronTexaco purchased a 20% equity stake in ECD for $67.4 million. As part of this Stock Purchase Agreement, Chevron received rights to purchase additional shares of ECD Common Stock or other ECD securities (ECD Stock).

     In consideration of an expanded license, revised joint venture agreements, and the grant to Chevron of a security interest in our membership interest in Cobasys, ECD, through its subsidiary Ovonic Battery, received an option to purchase the 4,376,633 shares of ECD Common Stock owned by Chevron. The option, approximately $20,000,000, exercisable at $4.55 per share, was exercised on May 16, 2005 and these shares were retired.


NOTE L - Federal Taxes on Income
--------------------------------

     Due to the transaction with Chevron (see Note E) and the recognition of $79,532,000 in revenue from the license with Cobasys, it is estimated that the Company will have an alternative minimum tax liability. The Company has used the effective alternative minimum tax rate of 2% in computing the income tax expense as of June 30, 2005.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE L - Federal Taxes on Income (Continued)
--------------------------------------------

     The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:


                                        Year Ending June 30,
                                       ----------------------
                                         2005         2004
                                       -------      -------
                                              (000's)
   Current:
     Federal                             $ 840       $  -
     State and local                        -           -
     Non-U.S.                               -           -
   Deferred:
     Federal                                -           -
     State and local                        -           -
     Non-U.S.                               -           -
                                         -----       -----
           Total:                        $ 840       $  -
                                         =====       =====

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

     Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

                                                               June 30,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   -----------
                                                               (000's)
Deferred tax asset:
    Basis difference in intangibles                   $   18,360     $  18,360
    Equity losses in subsidiaries                          4,056         3,440
    Purchase accounting adjustments                        5,661         5,661
    NOL carryforward                                      77,538        87,157
    R&D credit carryforward                                  487           487
    AMT credit carryforward                                  726          -
    All other                                              2,712         2,463
                                                      ----------     ---------
                                                         109,540       117,568
Deferred tax liability:
    Basis and depreciation differences of property       (10,776)       (8,002)
    All other                                                (98)         -
                                                      ----------     ---------
    Net deferred tax asset                                98,666       109,566
    Valuation allowance                                  (98,666)     (109,566)
                                                      ----------     ---------
Net deferred tax asset                                $     -        $    -
                                                      ==========     =========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE L - Federal Taxes on Income (Continued)
--------------------------------------------

     The Company's valuation reserve decreased by $10,900,000 in 2005, and increased by $20,634,000 in 2004 and $10,169,000 in 2003 for the impact of the 2005 taxable income and the 2004 and 2003 net operating losses, temporary differences and the utilization and expiration of tax carryforwards. The decrease in the valuation reserve in 2005 is mainly due to the utilization of net operating losses. The increases in 2004 and 2003 are mainly the result of the Company's net operating losses and primarily comprise the difference between statutory and effective tax rates. The Company's utilization of United Solar Ovonic's net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue code.

     At June 30, 2005, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

                               Net Tax Operating         R&D Credit
                               Loss Carryforward        Carryforward
                              -------------------      --------------
     2007                     $      -                   $ 276,000
     2008                         4,443,000                 41,000
     2009                        11,923,000                 30,000
     2010                         9,313,000                 15,000
     2011                         6,854,000                 40,000
     2012                        26,121,000                 14,000
     2013                        12,447,000                 29,000
     2014                         7,219,000                 42,000
     2015                            -                        -
     2016                            -                        -
     2017                            -                        -
     2018                         6,825,000                   -
     2019                           993,000                   -
     2020                        10,170,000                   -
     2021                         4,674,000                   -
     2022                        22,599,000                   -
     2023                        36,846,000                   -
     2024                        67,627,000                   -
                              -------------              ---------
           Total              $ 228,054,000              $ 487,000
                              =============              =========

     Due to the history of losses and uncertainties, a valuation reserve has been provided to fully offset deferred tax assets.

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE M - Related Party Transactions
-----------------------------------

     For the three years ended June 30, 2005, 2004 and 2003, ECD incurred expenses of $199,000, $152,009 and $97,301, respectively, for services rendered by its directors.

     For related party transactions involving United Solar Ovonic LLC, Cobasys, Ovonyx, Ovonic Fuel Cell and Ovonic Hydrogen Systems, see Note E.


NOTE N - Business Segments
--------------------------

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

     The Company's operations by business segments were as follows:

                       Financial Data by Business Segment
                       ----------------------------------
                                 (in thousands)


                                   United Solar                    Ovonic       Consolidating
                                      Ovonic           ECD         Battery         Entries      Consolidated*
                                   ------------   ------------   ------------   -------------   -------------
 Revenues*
     Year ended June 30, 2005       $  58,718      $  16,841      $  88,557      $  (7,546)       $ 156,570
     Year ended June 30, 2004          36,959         16,155         15,230         (2,088)          66,256
     Year ended June 30, 2003          14,890         27,062         28,671         (5,599)          65,024

 Operating Income (Loss)*
     Year ended June 30, 2005       $  (3,240)     $ (22,282)     $  68,358      $     547        $  43,383
     Year ended June 30, 2004         (13,418)       (22,877)       (13,840)         1,599          (48,536)
     Year ended June 30, 2003          (6,355)       (20,745)        (7,356)         3,821          (30,635)

 Interest Income
     Year ended June 30, 2005       $      47      $   4,180      $    -         $  (2,827)       $   1,400
     Year ended June 30, 2004              19          3,397           -            (2,702)             714
     Year ended June 30, 2003              67          3,518           -               (24)           3,561

 Interest Expense**
     Year ended June 30, 2005       $   3,765      $    -         $    -         $  (2,988)       $     777
     Year ended June 30, 2004           3,481            373           -            (2,540)           1,314
     Year ended June 30, 2003             818             61             83            (81)             881



                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE N - Business Segments (Continued)
--------------------------------------

                                   United Solar                    Ovonic       Consolidating
                                      Ovonic           ECD         Battery         Entries      Consolidated*
                                   ------------   ------------   ------------   -------------   -------------

 Equity in Net Income (Loss) of
   Investees Under Equity Method
     Year ended June 30, 2005       $    -         $    (100)     $    -         $    -           $    (100)
     Year ended June 30, 2004            -              (644)          -              -                (644)
     Year ended June 30, 2003          (6,103)        (5,692)          -              -             (11,795)

 Depreciation Expense
     Year ended June 30, 2005       $   6,042      $   2,180      $     487      $    (640)       $   8,069
     Year ended June 30, 2004           6,815          2,228            634         (1,549)           8,128
     Year ended June 30, 2003           2,577          1,784          1,136         (1,541)           3,956

 Capital Expenditures
     Year ended June 30, 2005       $   2,671      $     169      $     280      $    -           $   3,120
     Year ended June 30, 2004             868          1,745            934           -               3,547
     Year ended June 30, 2003             132          4,220            783           -               5,135

 Investments and Advances in
   Equity Method Investees
     Year ended June 30, 2005       $    -         $    -         $    -         $    -           $    -
     Year ended June 30, 2004            -              -              -              -                -
     Year ended June 30, 2003            -               594           -              -                 594

 Identifiable Assets
     Year ended June 30, 2005       $  86,342      $ 223,792      $   6,315      $(118,386)       $ 198,063
     Year ended June 30, 2004          82,366        132,097          6,378       (107,529)         113,312
     Year ended June 30, 2003         142,036        141,199         10,916       (140,456)         153,695

--------------------------------------
  * Excludes discontinued operations (Ovonic Battery).
 ** Excludes intercompany interest between ECD and Ovonic Battery.


     The composition of the Company's property, plant and equipment, net of accumulated depreciation, between those in the United States and those in other countries as of June 30, in thousands, is set forth below:

                                                      2005      2004      2003
                                                    --------  --------  --------
         United States                              $ 60,328  $ 65,384  $ 70,128
         Mexico                                          591       549       565
         Germany                                          17        13         6
                                                    --------  --------  --------
         Total property, plant and equipment, net   $ 60,936  $ 65,946  $ 70,699
                                                    ========  ========  ========

                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE O - Quarterly Financial Data (Unaudited)
---------------------------------------------

(In thousands, except for per-share amounts)


                                                    First        Second         Third        Fourth         Total
                                                   Quarter       Quarter       Quarter       Quarter        Year
                                                 -----------   -----------   -----------   -----------   -----------
Year Ended June 30,2005
       Revenues                                  $  22,092     $  95,674     $  17,896     $  20,908     $ 156,570
       Operating income (loss)                   $  (6,113)    $  68,016     $ (11,286)    $  (7,234)    $  43,383

Net income(loss) from continuing
    operations before extraordinary item         $   1,734     $  65,309     $ (10,950)    $  (6,631)    $  49,462
Loss from discontinued operations, net of tax         (386)         (438)         (300)         (269)       (1,393)
Extraordinary item, net of tax                        -            2,266          -               (3)        2,263
                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss)                                $   1,348     $  67,137     $ (11,250)    $  (6,903)    $  50,332
                                                 ==========    ==========    ==========    ==========    ==========

Basic net income (loss) per share
       From continuing operations                $    0.07     $    2.56     $   (0.38)    $   (0.22)    $    1.80
       From discontinued operations                  (0.02)        (0.02)        (0.01)        (0.01)        (0.05)
       From extraordinary item                         -            0.09           -             -            0.08
                                                 ----------    ----------    ----------    ----------    ----------
Basic net income (loss) per share                $    0.05     $    2.63     $   (0.39)    $   (0.23)    $    1.83
                                                 ==========    ==========    ==========    ==========    ==========

Diluted net income (loss) per share
       From continuing operations                $    0.07     $    2.38     $   (0.38)    $   (0.22)    $    1.67
       From discontinued operations                  (0.02)        (0.02)        (0.01)        (0.01)        (0.05)
       From extraordinary item                         -            0.08          -              -            0.08
                                                 ----------    ----------    ----------    ----------    ----------
Diluted net income (loss) per share              $    0.05     $    2.44     $   (0.39)    $   (0.23)    $    1.70
                                                 ==========    ==========    ==========    ==========    ==========

Year Ended June 30,2004
       Revenues                                  $  14,198     $  15,662   $     16,533    $  19,863     $  66,256
       Operating income (loss)                   $ (13,803)    $ (12,527)  $    (11,558)   $ (10,648)    $ (48,536)

Net income (loss) from continuing
    operations                                   $ (13,672)    $ (12,856)  $    (11,744)   $ (10,920)    $ (49,192)
Loss from discontinued operations                     (610)         (560)          (522)        (538)       (2,230)
                                                 ----------    ----------     ----------   ----------    ----------
Net income (loss)                                $ (14,282)    $ (13,416)  $    (12,266)   $ (11,458)    $ (51,422)
                                                 ==========    ==========     ==========   ==========    ==========

Basic net income (loss) per share
       From continuing operations                $   (0.62)    $   (0.55)  $      (0.47)   $   (0.42)    $   (2.06)
       From discontinued operations                  (0.03)        (0.02)         (0.02)       (0.02)        (0.09)
                                                 ----------    ----------     ----------   ----------    ----------
Basic net income (loss) per share                $   (0.65)    $   (0.57)  $      (0.49)   $   (0.44)    $   (2.15)
                                                 ==========    ==========     ==========   ==========    ==========

Diluted net income (loss) per share
       From continuing operations                $   (0.62)    $   (0.55)  $      (0.47)   $   (0.42)    $   (2.06)
       From discontinued operations                  (0.03)        (0.02)         (0.02)       (0.02)        (0.09)
                                                 ----------    ----------     ----------   ----------    ----------
Diluted net income(loss) per share               $   (0.65)    $   (0.57)  $      (0.49)   $   (0.44)    $   (2.15)
                                                 ==========    ==========     ==========   ==========    ==========


                ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE P - Other Comprehensive Income (Loss)
------------------------------------------

     The Company's total comprehensive loss was as follows:


                                               Year Ended June 30,
                                    -------------------------------------------
                                        2005           2004            2003
                                    ------------   ------------    ------------
   Net Income (Loss)                $ 50,332,082   $(51,421,674)   $(36,198,159)
   OTHER COMPREHENSIVE INCOME
      (LOSS) (net of taxes):
   Net unrealized losses                  -            (431,153)        (56,797)

   Foreign currency translation
     adjustments                         (38,813)       134,906         115,493
                                    ------------   ------------    ------------
   COMPREHENSIVE INCOME (LOSS)      $ 50,293,269   $(51,717,921)   $(36,139,463)
                                    ============   ============    ============

     There was an unrealized holding gain on investments arising during the year ended June 30, 2003 of $219,147. There were reclassification adjustments of $431,153 and $275,944 for gains realized in net income for the years ended June 30, 2004 and 2003, respectively. Realized gains on investments of zero, $364,416 and $1,427,241 were recorded in the years ended June 30, 2005, 2004 and 2003, respectively. The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $211,586, $250,399 and $115,493 at June 30, 2005, 2004 and 2003, respectively. The effect from foreign currency transactions were losses of $6,705 and $15,610 for 2005 and 2004, respectively, and a gain of $40,736 for 2003.

Item 9:     Changes in and Disagreements on Accounting and Financial Disclosure
------      -------------------------------------------------------------------

Changes in Independent Auditors

     On October 29, 2003, the Audit Committee of ECD's Board of Directors was advised by Deloitte & Touche LLP ("Deloitte") that it declined to stand for reelection as the Company's independent auditors, and on October 30, 2003 we received a letter from Deloitte confirming "that the client-auditor relationship between Energy Conversion Devices, Inc. (Commission File No. 1-8403) and Deloitte & Touche LLP has ceased."

     The audit report of Deloitte on our consolidated financial statements as of, and for the year ended June 30, 2002, dated September 27, 2002 ("2002 Audit Report") did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     The audit report of Deloitte on our consolidated financial statements as of, and for the year ended June 30, 2003, dated October 21, 2003 ("2003 Audit Report") did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles except that the 2003 Audit Report expressed an unqualified opinion and included explanatory paragraphs concerning (i) substantial doubt about the Company's ability to continue as a going concern and (ii) effective July 1, 2002, we changed our method of accounting for goodwill and other intangible assets to conform to SFAS No. 142, "Goodwill and Other Intangible Assets."

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

Item 9A:    Controls and Procedures
-------     -----------------------

A.     Evaluation of Disclosure Controls and Procedures
       ------------------------------------------------

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, with the exception of the following, the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Annual Report on Form 10-K for the year ended June 30, 2005. We identified the following material weakness in our internal control over financial reporting with respect to accounting for sale transactions:

         o a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 - Revenue Recognition when certain sale transactions were entered into with our international customers with shipping terms of Delivered Duty Paid.

     Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

B.     Remediation of Material Weakness in Internal Control
       ----------------------------------------------------

     We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

         o improving training, education and accounting reviews designed to ensure that all relevant personnel involved in sale transactions understand and apply proper revenue recognition accounting in compliance with SEC Staff Accounting Bulletin No. 104 - Revenue Recognition; and

         o reviewing all shipping terms, other than FOB shipping point, to ensure proper revenue recognition with current contracts; and

         o adding controls around changes to shipping terms, other than FOB shipping point, and monitoring shipping terms periodically; and

         o reviewing all new contracts to ensure that proper revenue recognition occurs.

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

C.     Management's Annual Report on Internal Control over Financial Reporting
       -----------------------------------------------------------------------

     The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment, the management concluded that, as of June 30, 2005, the Company's internal control over financial reporting is not effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Management identified the following material weakness in internal control over financial reporting with respect to accounting for certain sale transactions.

         o a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 - Revenue Recognition when certain sale transactions were entered into with our international customers with shipping terms of Delivered Duty Paid.


Item 9B:    Other Information
-------     -----------------


     Not applicable.

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

        The ECD directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The composition of the Board of Directors of ECD is as follows:




                         Director                                 Principal Occupation and
         Name             Since           Office                     Business Experience
       -------           --------         ------                   ------------------------

Robert C. Stempel         1995          Chairman of         Mr. Stempel, 72, is Chairman of the Board and
                                        the Board,          Chief Executive Officer of ECD.  He is also the
                                        Chief Executive     vice chairman and director of Ovonyx, Inc. and a
                                        Officer and         member of the Management Committee of Cobasys
                                        Director            LLC.  From 1990 until his retirement in 1992, he
                                                            was the  chairman and chief executive officer of
                                                            General Motors Corporation.

Stanford R. Ovshinsky     1960          President,          Mr. Ovshinsky, 82, the founder, President and
                                        Chief               Chief Scientist and Technologist of ECD, has been
                                        Scientist and       an executive officer and director of ECD since
                                        Technologist        its inception in 1960.  Mr. Ovshinsky is the
                                        and Director        principal inventor of ECD's technologies.  He is
                                                            also the chairman and director of Ovonyx and a
                                                            member of the Management Committee of Cobasys.
                                                            Mr. Ovshinsky is the husband of Dr. Iris M.
                                                            Ovshinsky.

Iris M. Ovshinsky         1960          Vice                Dr. Ovshinsky, 78, co-founder and Vice President
                                        President and       of ECD, has been an executive officer and
                                        Director            director of ECD since its inception in 1960.  Dr.
                                                            Ovshinsky is the wife of Stanford R. Ovshinsky.




Robert I. Frey            2004          Director            Mr. Frey, 62, is an assistant professor of global
                                                            management and business ethics and serves as the
                                                            director of the Business Ethics Center at Seidman
                                                            School of Business, Grand Valley State University
                                                            in Grand Rapids, Michigan. He joined Herman Miller
                                                            Inc. in 1996, where he was an executive vice
                                                            president and member of the executive committee and
                                                            president of Herman Miller International, accountable
                                                            for international strategic planning, manufacturing,
                                                            sales and marketing until his retirement in 2002.
                                                            Prior to 1996, he was chairman of the board and chief
                                                            executive officer at Whirlpool Corporation,  South
                                                            America and Asian Operations.  He also served as
                                                            Whirlpool's General Counsel from 1985-1989.

William J. Ketelhut       2004          Director            Mr. Ketelhut, 52, was, from 2001-2002, president of
                                                            of Control Products at Honeywell International, a
                                                            global company with 15 major lines of businesses
                                                            including semiconductors, consumer products and
                                                            sensors products.  From 1994-2001, he served as
                                                            president of several business units of Invensys
                                                            plc, a global automation, controls and process
                                                            solutions group.  He was president and chief
                                                            executive officer at GE/Micro Switch Control Inc.
                                                            (a joint venture between GE and Honeywell
                                                            Microswitch Division) from 1992-1994.

Florence I. Metz          1995          Director            Dr. Metz, 76, until her retirement in 1996, held
                                                            various executive positions with Inland Steel:
                                                            General Manager, New Ventures, Inland Steel
                                                            Company (1989-1991); General Manager, New
                                                            Ventures, Inland Steel Industries (1991-1992) and
                                                            Advanced Graphite Technologies (1992-1993);
                                                            Program Manager for Business and Strategic
                                                            Planning at Inland Steel (1993-1996).  Dr. Metz
                                                            also serves on the Board of Directors of Ovonic
                                                            Battery.

Stephen Rabinowitz        2004          Director            Mr. Rabinowitz, 62, was chairman and chief
                                                            executive officer of General Cable, Inc., a
                                                            leader in the development, design, manufacture,
                                                            marketing and distribution  of copper, aluminum
                                                            and fiber optic wire and cable products for the
                                                            communications, energy and specialty markets,
                                                            from 1994-2001.  He previously held senior level
                                                            positions with General Electric Corporation
                                                            (1982-1992) and AlliedSignal Corporation (1992-1994).
                                                            He serves on the Board of Directors of JLG Industries,
                                                            Columbus McKinnon Corp. and The NanoSteel Company.


                            COMPENSATION OF DIRECTORS

     Directors who are employees of ECD do not receive additional compensation for their services as a director. Effective January 1, 2005, the nonemployee directors of the Company are issued approximately $15,000 per year in ECD Common Stock based on the closing price of the Common Stock on the first business day of each year and are paid $1,500 for attendance at each Board meeting. Members of the Audit Committee are paid $2,500 for attendance at each Audit Committee meeting and the Audit Committee Chair receives an annual retainer of $7,500. Members of the Finance Committee are paid $2,000 for attendance at each Finance Committee meeting and the Finance Committee Chair receives an annual retainer of $5,000. Members of the Corporate Governance and Nominating Committee receive $1,500 for attendance at each Corporate Governance and Nominating Committee meeting; the Committee Chair is paid an annual retainer of $5,000. Members of the Compensation Committee receive $1,500 for attendance at each Compensation Committee meeting; the Committee Chair is paid an annual retainer of $5,000. Nonemployee directors are compensated for teleconference meetings lasting beyond an hour. Directors who are not employed by the Company are also reimbursed for all expenses incurred for the purpose of attending board and committee meetings, including airfare, mileage, parking, transportation and hotel. Nonemployee directors are eligible to receive stock options under the Company's stock option plans.

     The executive officers of ECD are as follows:


                                                                        Served as an Executive
       Name              Age                     Office                Officer or Director Since
   -----------           ---                     ------                ------------------------

Robert C. Stempel         72        Chairman of the Board, Chief                 1995
                                    Executive Officer and Director

Stanford R. Ovshinsky     82        President, Chief Scientist and               1960(1)
                                    Technologist and Director

Iris M. Ovshinsky         78        Vice President and Director                  1960(1)

James R. Metzger          58        Executive Vice President and                 2000
                                    Chief Operating Officer

Nancy M. Bacon            59        Senior Vice President                        1976

Stephan W. Zumsteg        59        Vice President and Chief                     1997
                                    Financial Officer


------------------
(1) The predecessor of ECD was originally founded in 1960. The present corporation was incorporated in 1964 and is the successor by merger of the predecessor corporation.

     See page 95 for information relating to Robert C. Stempel, Stanford R. Ovshinsky and Iris M. Ovshinsky.

     Mr. Metzger joined ECD as Vice Chairman in November 2002. He was named ECD's Chief Operating Officer in February 2003 and Executive Vice President in February 2004 with responsibility for the day-to-day operations of ECD. He served on ECD's Board of Directors from July 2000 - February 2004. Prior to his retirement from Texaco on March 1, 2002 following the merger of Chevron and Texaco on October 9, 2001, he was Vice President and Chief Technology Officer at Texaco Inc.

     Mrs. Bacon joined ECD in 1976 as Vice President of Finance and Treasurer and was named Senior Vice President in 1993. She served on ECD's Board of Directors from November 1977 - February 2004.

     Mr. Zumsteg joined ECD in March 1997. He was elected Treasurer in April 1997 and Vice President and Chief Financial Officer in February 2001.

Audit Committee. The Audit Committee consists of William Ketelhut (Chairman), Florence Metz and Stephen Rabinowitz and met six times during fiscal year 2005. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent registered public accounting firm engaged to prepare or issue audit reports on the financial statements of ECD. The Audit Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee's oversight role are delineated in the Audit Committee Charter, which is available on our website at www.ovonic.com. The Board of Directors has determined Mr. Ketelhut, Chairman of the Audit Committee, is an Audit Committee financial expert and is independent of the Company as defined in the relevant securities law. This determination is based on a qualitative assessment of Mr. Ketelhut's level of knowledge based on a number of factors, including his formal education and other relevant experience.

Corporate Governance. The Board of Directors has adopted Corporate Governance Principles, a copy of which can be found in the Investor Relations and Corporate Governance sections of the Company's website at www.ovonic.com. These principles address, among other things, a director's responsibilities, qualifications, including independence and access to management and advisors. The Corporate Governance and Nominating Committee, composed of two independent directors, is responsible for overseeing and reviewing these principles and recommending to the Board any changes to the principles.

Executive Session. The independent directors meet regularly without the presence of the CEO.

Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics, which sets out basic principles to guide the actions and decisions of all of the Company's employees, officers and directors. The Code of Business Conduct and Ethics, which is also available in the Investor Relations and Corporate Governance sections of our website, covers topics such as honesty, integrity, conflicts of interest, compliance with laws, corporate opportunities, and confidentiality, as well as numerous other topics. Waivers of the Code of Business Conduct and Ethics are discouraged, but any waiver that relates to the Company's executive officers may only be made by the Board or a Board committee and will be publicly disclosed.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with respect to our securities and those of our affiliates with the Securities and Exchange Commission ("SEC") and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to the Company's directors, officers and greater than 10% beneficial owners were met on a timely basis.

Item 11:   Executive Compensation
-------    ----------------------

     The following table sets forth the compensation paid to ECD's Chief Executive Officer and the next four most highly compensated executive officers for the fiscal years ended June 30, 2005, 2004 and 2003.


                                  SUMMARY COMPENSATION TABLE

                                                          Long-Term
                                          Annual         Compensation
                                       Compensation         Awards
                                       ------------     --------------
                                                         Securities
   Name and Principal         Fiscal                      Underlying      All Other
        Position              Year(1)     Salary(2)       Options(#)    Compensation(3)
   ------------------         -------     ---------       ----------    ---------------

Robert C. Stempel (4)          2005       $ 270,005          -              $  5,438
Chairman and Chief             2004       $ 275,776          -              $  5,778
Executive Officer              2003       $ 300,019        40,000           $  4,191


Stanford R. Ovshinsky          2005       $ 331,219       160,198(5)        $  8,200
President and Chief            2004       $ 338,295        66,391(6)        $  8,000
Scientist and Technologist     2003       $ 367,668        40,000           $ 10,781


James R. Metzger               2005       $ 290,280(7)        -             $  8,200
Executive Vice President and   2004       $ 279,347(8)     25,000           $  6,069
Chief Operating Officer        2003       $ 141,571(9)     25,000                -


Iris M. Ovshinsky              2005       $ 283,504       105,132(5)        $ 13,762
Vice President                 2004       $ 289,564        44,261(6)        $ 13,562
                               2003       $ 314,727        25,000           $ 13,562


Nancy M. Bacon                 2005       $ 270,005        10,000           $ 10,522
Senior Vice President          2004       $ 275,776          -              $ 10,322
                               2003       $ 289,441        30,000           $ 10,322

------------

(1) ECD's fiscal year is July 1 to June 30. ECD's 2005 fiscal year ended June 30, 2005.

(2)   Amounts shown include compensation deferred under ECD's 401(k) Plan.

(3) "All Other Compensation" is comprised of (i) contributions made by ECD to the accounts of each of the named executive officers under ECD's 401(k) Plan with respect to each of the calendar years ended December 31, 2004, 2003 and 2002, respectively, as follows: Mr. Ovshinsky $8,200, $8,000 and $8,000; Mr. Metzger $8,200, $6,069 and $0; Dr. Ovshinsky $8,200, $8,000
      and $8,000; Mrs. Bacon $8,200, $8,000, $8,000; and (ii) the dollar value of any life insurance premiums paid by ECD in the fiscal years ended June 30, 2005, 2004 and 2003 with respect to term-life insurance for the benefit of each of the named executives as follows: Mr. Stempel $5,438, $5,778 and $4,191; Mr. Ovshinsky $0, $0, $2,781; Dr. Ovshinsky $5,562
      (all three years); Mrs. Bacon $2,322 (all three years). Under the 401(k) Plan, which is a qualified defined-contribution plan, ECD makes matching contributions periodically on behalf of the participants. Effective October 2000, the Board of Directors approved employer matching contributions in the amount of 100% of the first 2% and 50% of the next 4% of each such participant's deferred compensation. These matching contributions were limited to 4% of a participant's salary, up to $205,000 for calendar year 2004 and up to $200,000 for calendar years 2003 and 2002. Mr. Stempel does not participate in the Company's 401(k) Plan.

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

(5) Of the stock options issued to Mr. and Dr. Ovshinsky in the amount of 160,198 shares and 105,132 shares, respectively, 60,198 shares (Mr. Ovshinsky) and 40,132 shares (Dr. Ovshinsky) were issued pursuant to Stock Option Agreements (the "Agreements") dated November 1993, as amended in November 1995, which provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreements were further amended by deleting the antidilution protection adjustment provision. No further options will be granted to Mr. and Dr. Ovshinsky under the Agreements. In consideration of the agreements by Mr. and Dr. Ovshinsky to such amendment, the Company's Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and Dr. Ovshinsky (65,000 shares) under the Company's 2000 Non-Qualified Stock Option Plan.

(6) The stock options were issued to Mr. and Dr. Ovshinsky pursuant to the Agreements referred to in footnote (5) above.

(7) Includes expenses of $46,121 for travel and lodging imputed as income to Mr. Metzger.

(8) Includes expenses of $69,967 for travel and lodging imputed as income to Mr. Metzger.

(9) The salary reported for fiscal year 2003 is for the eight-month period November 2002 - June 2003 and includes expenses of $6,460 for travel and lodging imputed as income to Mr. Metzger. Prior to joining ECD as an employee in November 2002, Mr. Metzger served as a nonemployee board member. Accordingly, the salary for 2003 also includes approximately $5,000 in annual director fees for calendar year 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth all options granted to the named executive officers during the fiscal year ended June 30, 2005.


                                                                                         Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                                            Individual Grants                                for Option Term(1)
                       ---------------------------------------------------------        ----------------------------
                                        Percent of
                         Number of      Total
                         Securities     Options
                         Underlying     Granted          Exercise
                         Options        to Employees     of Base
                         Granted        in Fiscal        Price           Expiration
          Name             (#)          Year             ($/Sh)          Date                  5%               10%
        --------         -------        ------------     ---------       ----------       -----------      -----------

Stanford R. Ovshinsky    160,198(2)     40.78%           $ 21.84(3)      (4)              $ 2,200,308      $ 5,576,013

Iris M. Ovshinsky        105,132(5)     26.76%           $ 21.84(3)      (6)              $ 1,443,624      $ 3,658,427

Nancy M. Bacon            10,000         2.55%           $ 16.75         1/26/2015        $   105,340      $   266,952

---------

(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates as required to be used in this table by the SEC, compounded annually, and are not intended to forecast possible future appreciation, if any, of ECD's stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment.

(2) Of the 160,198 shares, 100,000 shares were issued pursuant to ECD's 2000 Non-Qualified Stock Option Plan and 60,198 shares were issued pursuant to a Stock Option Agreement (the "Agreement") dated November 1993, and amended in November 1995, which provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreement was amended by deleting the antidilution protection adjustment provision. No further options will be granted to Mr. Ovshinsky under the Agreement.

(3) The exercise price is the weighted average exercise price of all stock options granted to Mr. and Dr. Ovshinsky in fiscal year 2005.

(4) Of the 160,198 shares, 100,000 shares expire on June 24, 2015 and 60,198 shares expire 12 months after termination of employment other than voluntary termination or 90 days after voluntary termination.

(5) Of the 105,132 shares, 65,000 shares were issued pursuant to ECD's 2000 Non-Qualified Stock Option Plan and 40,132 shares were issued pursuant to a Stock Option Agreement (the "Agreement") dated November 1993, and amended November 1995, which provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreement was amended by deleting the antidilution protection adjustment provision. No further options will be granted to Dr. Ovshinsky under the Agreement.

(6) Of the 105,132 shares, 65,000 shares expire on June 24, 2015 and 40,132 shares expire 12 months after termination of employment other than voluntary termination or 90 days after voluntary termination.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

     The following table sets forth all stock options exercised by the named executives during the fiscal year ended June 30, 2005, and the number and value of unexercised options held by the named executive officers at June 30, 2005.

                                                               Number of Securities       Value of Unexercised
                               Shares                         Underlying Unexercised      in-the-Money Options
                              Acquired        Value         Options at June 30, 2005        at June 30, 2005
                             on Exercise     Realized                   (#)                        ($)
       Name                      (#)           ($)         Exercisable/Unexercisable    Exercisable/Unexercisable
     --------                ------------    --------      -------------------------    -------------------------

Robert C. Stempel(1)           129,000     $ 1,012,432(2)      599,000 / 16,000           $4,420,745 / $191,680

Stanford R. Ovshinsky(3)       194,957     $ 1,638,266(4)      652,088 / 116,000          $4,397,695 / $211,680

Iris M. Ovshinsky(5)           146,888     $ 1,251,812(6)      427,643 / 75,000           $2,774,989 / $132,800

James R. Metzger(7)               _              _              33,000 / 27,000           $  323,710 / $308,240

Nancy M. Bacon(8)              125,200     $   956,881(9)      115,000 / 22,000           $  272,015 / $ 200,060

--------------

(1) Mr. Stempel's exercisable and unexercisable options are exercisable at a weighted average price of $15.11 and $10.40 per share, respectively.

(2) Of the $1,012,432 value realized, approximately $408,516 was used to cover withholding taxes associated with the exercise. Mr. Stempel retained 20,000 of the 129,000 shares exercised.

(3) Mr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $15.92 and $20.56 per share, respectively.

(4) Of the $1,638,266 value realized, $579,127 was used to cover withholding taxes associated with the exercise.

(5) Dr. Ovshinsky's exercisable and unexercisable options are exercisable at a weighted average price of $16.18 and $20.61 per share, respectively.

(6) Of the $1,251,812 value realized, $442,515 was used to cover withholding taxes associated with the exercise.

(7) Mr. Metzger's exercisable and unexercisable options are exercisable at a weighted average price of $12.57 and $10.96 per share, respectively.

(8) Mrs. Bacon's exercisable and unexercisable options are exercisable at a weighted average price of $20.24 and $13.29 per share, respectively.

(9) Of the $956,881 value realized, approximately $290,414 was used to cover withholding taxes associated with the exercise.

                              EMPLOYMENT AGREEMENTS

     On January 15, 1999, we entered into an Executive Employment Agreement with Robert C. Stempel and a Restricted Stock Agreement awarding Mr. Stempel 430,000 shares of Class B Common Stock. The Executive Employment Agreement, which provided for Mr. Stempel to serve as our Executive Director for a term ending September 30, 2005, was amended in October 2000 to extend the term of his employment until September 30, 2010. The Executive Employment Agreement is automatically renewable for successive one-year terms after the initial term, unless terminated by either Mr. Stempel or ECD by giving written notice of termination at least 120 days in advance of the renewal date. Mr. Stempel was named Chief Executive Officer in February 2004.

     During the term of his employment, Mr. Stempel will be entitled to receive an annual salary as determined by the Board of Directors from time to time. The Executive Employment Agreement also provides for discretionary bonuses based on Mr. Stempel's individual performance and our financial performance. Mr. Stempel is also entitled to receive nonwage benefits of the type provided generally by us to our senior executive officers.

     The Executive Employment Agreement permits Mr. Stempel to retire as one of our officers and employees and will permit him to resign his employment at any time in the event he becomes subject to any mental or physical disability which, in the good faith determination of Mr. Stempel, materially impairs his ability to perform his regular duties as our officer. The Executive Employment Agreement permits us to terminate Mr. Stempel's employment upon the occurrence of certain defined events, including the material breach by Mr. Stempel of certain noncompetition and confidentiality covenants contained in the Executive Employment Agreement, his conviction of certain criminal acts or his gross dereliction or malfeasance of his duties as one of our officers and employees (other than as a result of his death or mental or physical disability).

     Mr. Stempel's entitlement to compensation and benefits under the Executive Employment Agreement will cease effective upon the date of the termination of his employment.

     On September 2, 1993, Mr. Ovshinsky entered into separate employment agreements with each of ECD and Ovonic Battery in order to clearly define his duties and compensation arrangements and to provide to each company the benefits of his management efforts and future inventions. The initial term of each employment agreement was six years. The agreements are automatically renewable for successive one-year terms unless terminated by Mr. Ovshinsky or ECD or Ovonic Battery by giving notice of termination 120 days in advance of the renewal date.

     In June 2005, Mr. Ovshinsky's Executive Employment Agreements with ECD and Ovonic Battery were amended to provide for ECD and Ovonic Battery to have the benefits of Mr. Ovshinsky's services as a consultant following the termination of his active employment for consulting fees equal to 50% of the salary payable to Mr. Ovshinsky at the date of the termination of his active employment and for Mr. Ovshinsky to retire at any time during his services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of his life.

     Mr. Ovshinsky's employment agreement with ECD provides for an annual salary of not less than $100,000, while his agreement with Ovonic Battery provides for an annual salary of not less than $150,000. Both agreements provide for annual increases to reflect increases in the cost of living, discretionary annual increases and an annual bonus equal to 1% of our pretax income (excluding Ovonic Battery) and 1% of the operating income of Ovonic Battery. Accordingly, Mr. Ovshinsky will receive $676,000 in bonus based upon Ovonic Battery's financial results for fiscal year 2005, which will be paid to him no later than September 30, 2005.

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

     Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options to purchase 186 shares of Ovonic Battery's common stock, exercisable at a price of $16,129 per share, representing approximately 6% of Ovonic Battery's outstanding common stock.

     In February 1998, the Compensation Committee recommended and our Board of Directors approved an Employment Agreement between ECD and Iris M. Ovshinsky. The purpose of the Employment Agreement is to clearly define Dr. Ovshinsky's duties and compensation arrangements. The Employment Agreement also provides for ECD to have the benefits of Dr. Ovshinsky's services as a consultant to us following the termination of her active employment for consulting fees equal to 50% of the salary payable to Dr. Ovshinsky at the date of the termination of her active employment. Dr. Ovshinsky has the right to retire at any time during her services as a consultant and receive retirement benefits equal to the consulting fees for the remainder of Dr. Ovshinsky's life.

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

         Report of the Compensation Committee of the Board of Directors

     The Compensation Committee is responsible for establishing compensation policies which govern both the annual compensation of and grants of stock options to the executive officers of the Company and its wholly and/or majority owned subsidiaries and the Company's directors. No member of the Compensation Committee is a current or former officer or employee of ECD or any of its subsidiaries. The Committee meets several times during the year to review and approve management's recommendation regarding stock options and compensation. Compensation and stock option recommendations are based principally upon performance and also take into consideration market-based comparisons to current compensation, stock option ownership, and years of service to us. We do not have a formal bonus program for executives, although we have awarded bonuses to our executives from time to time.

Compensation of Executive Officers

     The Compensation Committee considers ECD's financial position and other factors in determining the compensation of executive officers. These factors include remaining competitive within the relevant hiring market - whether scientific, managerial or otherwise - so as to enable ECD to attract and retain high quality employees, and, where appropriate, linking a component of compensation to the performance of the Common Stock, such as by a granting of stock option or similar equity-based compensation, to instill ownership thinking and align the employees' and stockholders' objectives. ECD has been successful at recruiting and retaining and motivating executives who are highly talented, performance-focused and entrepreneurial.

Salary and Bonus
----------------

     Salary is paid for ongoing performance. In light of cost-containment initiatives, ECD instituted a salary freeze for all ECD and Ovonic Battery employees in August 2003. Additionally, senior executives voluntarily reduced their salaries by 10 percent effective September 1, 2003. We do not have a formal bonus program for executives. Mr. Ovshinsky's Executive Employment Agreement with Ovonic Battery entitles him to receive annual bonuses equal to 1% of the operating income of Ovonic Battery. Accordingly, Mr. Ovshinsky will receive $676,000 in bonus, based upon Ovonic Battery's financial results, for fiscal year 2005, which will be paid to him no later than September 30, 2005.

Stock Options
-------------

     The Compensation Committee considers stock options to be an extremely effective incentive for executive officers and other employees. Such options also encourage executives to remain with ECD because they vest over a period of years. In fiscal year 2005, stock options were granted to Mr. Ovshinsky, Dr. Ovshinsky, Nancy M. Bacon and Stephan W. Zumsteg. See Item 11 - Option Grants in Last Fiscal Year for the number of stock options granted to Mr. Ovshinsky, Dr. Ovshinsky and Mrs. Bacon. On January 26, 2005, Mr. Zumsteg was granted an option to purchase 10,000 shares of ECD Common Stock at $16.75 per share under the terms of ECD's 1995 Non-Qualified Stock Option Plan.

     The employees of our majority-owned subsidiaries also participate in the broad-based stock option program.

Chief Executive Officer Compensation

     Mr. Stempel was named Chief Executive Officer in February 2004 by the Board of Directors. In January 1999, he entered into an Executive Employment Agreement with ECD. The Executive Employment Agreement, which provides that Mr. Stempel serve as an executive of ECD for a term ending until September 30, 2010. See "Management -- Employment Agreements" which sets forth the terms and conditions governing Mr. Stempel's employment. Mr. Stempel did not receive a salary increase or a bonus in fiscal year 2005 and, along with other senior executives, voluntarily reduced his salary by 10 percent in August 2003.

                                          COMPENSATION AND NOMINATING COMMITTEE

                                          Florence I. Metz, Chairwoman
                                          Robert I. Frey

                                PERFORMANCE GRAPH

     The line graph below compares the cumulative total stockholder return on ECD's Common Stock over a five-year period with the return on the NASDAQ Stock Market - U.S. Index and the Russell 2000 Index.


                                                      Cumulative Total Return
                                      -------------------------------------------------------
                                        6/00      6/01      6/02    6/03     6/04      6/05

ENERGY CONVERSION DEVICES, INC.        100.00    110.34    61.83    36.41    44.37    88.20
NASDAQ STOCK MARKET (U.S.)             100.00     55.50    37.13    31.63    43.05    43.54
RUSSELL 2000                           100.00    100.66    91.93    90.42   120.59   131.98


     The total return with respect to NASDAQ Stock Market - U.S. Index and the Russell 2000 Index assumes that $100 was invested on June 30, 2000, including reinvestment of dividends.

     We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

     The Report of the Compensation Committee on Executive Compensation and the Performance Graph are not deemed to be filed with the SEC under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

                             AUDIT COMMITTEE REPORT

     The following report of the Audit Committee should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

     The Audit Committee is comprised of three directors, all of whom are independent directors as defined under applicable rules of the SEC and NASDAQ.

     The Audit Committee oversees the integrity of the Company's financial statements on behalf of the Board of Directors; the adequacy of the Company's systems of internal controls; the Company's compliance with legal and regulatory requirements; the qualifications and independence of the Company's independent registered public accounting firms; and the performance of the Company's independent registered public accounting firms, and of the Company's internal audit function. The public accounting firm of Crowe Chizek and Company LLC has been retained to perform the Company's internal audit function.

     In fulfilling its oversight responsibilities, the Audit Committee has direct responsibility, among other things, for:

  o confirming the independence of the Company's independent registered public accounting firms;

  o the appointment, compensation and retention of the Company's independent registered public accounting firms;

  o reviewing the scope of the audit services to be provided by the Company's independent registered public accounting firms, including the adequacy of staffing and compensation;

  o   approving nonaudit services;

  o overseeing management's relationship with the Company's independent registered public accounting firms;

  o overseeing management's implementation and maintenance of effective systems of internal and disclosure controls; and

  o   reviewing the Company's internal audit program.

     The Audit Committee reviews the financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The independent registered public accounting firm is responsible for performing an audit in accordance with standards of the United States Public Company Accounting Oversight Board to obtain reasonable assurance that the consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States of America. During fiscal year 2005, the Audit Committee met six times with management and the independent registered public accounting firm and discussed the interim financial information contained in each quarterly earnings report prior to public release.

     In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent registered public accounting firm a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Audit Committee also discussed with management and the independent registered public accounting firm the quality and adequacy of the Company's internal controls and the requirements of the Sarbanes-Oxley Act of 2002. The Audit Committee discussed with management the process used to support the certifications of the Chief Executive Officer and Chief Financial Officer that are required in periodic reports filed by the Company with the SEC. The Audit Committee reviewed with the independent registered public accounting firm their audit plans, audit scope, and identification of audit risks. The Audit Committee engaged the independent registered public accounting firm and approved auditor services and fees, including audit, audit-related and nonaudit fees.

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

     The Audit Committee reviewed with management and the independent registered public accounting firm the audited financial statements as of and for the fiscal year ended June 30, 2005. Management represented to the Audit Committee that the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and the Audit Committee has reviewed and discussed the consolidated financial statements with management, the internal auditor and the independent registered public accounting firm.

     Based on the above-mentioned reviews and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors (and the Board agreed) that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, for filing with the SEC.


                                                AUDIT COMMITTEE

                                                William J. Ketelhut, Chairman
                                                Florence I. Metz
                                                Stephen Rabinowitz

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
-------    --------------------------------------------------------------

Equity Compensation Plan Information

     The following table sets forth aggregate information regarding grants under all equity compensation plans of ECD as of September 6, 2005.


                                                                                  Number of securities
                                       Number of                                 remaining available for
                                   securities to be                               future issuance under
                                      issued upon        Weighted-average          equity compensation
                                      exercise of        exercise price of     plans (excluding securities
        Plan category             outstanding options    outstanding options     reflected in 1st column)
      -----------------           -------------------    -------------------   ----------------------------

Equity compensation plans
approved by security holders(1)       2,055,620               $19.11                       971,910

Equity compensation plans not
approved by security holders          1,170,731(2)(3)         $13.88                        (2)(3)
                                      ---------
Total                                 3,226,351               $17.21                       971,910
                                      =========

-----------------

(1) These plans consist of the 1995 Non-Qualified Stock Option Plan and 2000 Non-Qualified Stock Option Plan.

(2) Of the 1,170,731 shares issuable upon exercise, options to acquire 528,088 shares (adjusted as of June 30, 2005) and 342,643 shares (adjusted as of June 30, 2005) were issued to Mr. and Dr. Ovshinsky, respectively, pursuant to Stock Option Agreements (the "Agreements") dated November 1993, as amended in November 1995, which provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreements were further amended by deleting the antidilution protection adjustment provisions. No further options will be granted to Mr. and Dr. Ovshinsky under the Agreements.

(3) Of the 1,170,731 shares issuable upon exercise, options to acquire 300,000 shares were issued to Mr. Robert Stempel pursuant to a Stock Option Agreement dated January 15, 1999. There are no securities available for future issuance under this Stock Option Agreement.

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

     As of September 9, 2005, the Class A Common Stock together with the 19,749 shares of Common Stock which Mr. and Dr. Ovshinsky own, give Mr. and Dr. Ovshinsky voting control over shares representing approximately 16.01% of the combined voting power of our outstanding stock. Following the conversion of the Class A Common Stock to Common Stock on September 30, 2005, Mr. and Dr. Ovshinsky will own Common Stock representing .82% of the voting power of our Common Stock.

     The following table sets forth, as of September 9, 2005, information concerning the beneficial ownership of Class A Common Stock by Mr. and Dr. Ovshinsky. Under the rules of the SEC, Mr. and Dr. Ovshinsky may each be considered to beneficially own the shares held by the other.


                                 Class A
                               Common Stock
        Name of               Beneficially       Total Number of Shares
    Beneficial Owner           Owned(1)(2)         Beneficially Owned       Percentage of Class
   -----------------          -------------       ---------------------     -------------------
Stanford R. Ovshinsky            153,420                153,420                    69.8%

Iris M. Ovshinsky                 65,601                 65,601                    29.8%

All other executive                -                      -                          -
officers and directors
as a group (8 persons)           -------                -------                    -----
Total                            219,021                219,021                    99.6%
                                 =======                =======                    =====
-----------

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

     The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder and will be deemed to be converted into Common Stock on a share-for-share basis on September 30, 2005.


                                  COMMON STOCK

     Directors and Executive Officers. The following table sets forth, as of September 9, 2005, information concerning the beneficial ownership of Common Stock by each director and executive officer and for all directors and executive officers of ECD as a group. All shares are owned directly except as otherwise indicated.

                                         Amount and Nature of
                                              Beneficial             Percent
    Name of Beneficial Owner                 Ownership(1)          of Class(2)
    ------------------------             --------------------      -----------

       Robert C. Stempel                     1,110,404 (3)            3.77%
       Stanford R. Ovshinsky                   817,748 (4)            2.80%
       Iris M. Ovshinsky                       500,753 (5)            1.73%
       Nancy M. Bacon                          144,015 (6)              *
       James R. Metzger                         47,974 (7)              *
       Stephan W. Zumsteg                       39,000 (8)              *
       Florence I. Metz                         13,405 (9)              *
       William J. Ketelhut                       5,768 (10)             *
       Stephen Rabinowitz                        4,268 (11)             *
       Robert I. Frey                            3,268 (12)             *
                                             ---------
 All executive officers and directors
   as a group (10 persons)                   2,686,603                8.69%
                                             =========
-----------
*  Less than 1%.

(1) Under the rules and regulations of the SEC, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty days, whether through the exercise of options or warrants or through the conversion of another security.

(2) Under the rules and regulations of the SEC, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof (see Note (1) above) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 430,000 shares of Class B Common Stock and 599,000 shares represented by options exercisable within 60 days.

(4) Includes 652,088 shares represented by options exercisable within 60 days and 153,420 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the SEC, Mr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by his wife, Dr. Ovshinsky. Such shares are not reflected in Mr. Ovshinsky's share ownership in this table.

(5) Includes 427,643 shares represented by options exercisable within 60 days and 65,601 shares of Class A Common Stock which are convertible into Common Stock. Under the rules and regulations of the SEC, Dr. Ovshinsky may be deemed a beneficial owner of the shares of Common Stock and Class A Common Stock owned by her husband, Mr. Ovshinsky. Such shares are not reflected in Dr. Ovshinsky's share ownership in this table.

(6) Includes 119,000 shares represented by options exercisable within 60 days.

(7) Includes 43,000 shares represented by options exercisable within 60 days.

(8) Includes 37,000 shares represented by options exercisable within 60 days.

(9)  Includes 5,000 shares represented by options exercisable within 60 days.

(10) Includes 2,000 shares represented by options exercisable within 60 days.

(11) Includes 2,000 shares represented by options exercisable within 60 days.

(12) Includes 2,000 shares represented by options exercisable within 60 days.

Principal Shareholders. The following table sets forth to our knowledge, the beneficial holders of more than 5% of our Common Stock (see footnotes for calculation used to determine "percentage of class" category):


    Name and Address of               Amount and Nature of        Percent of
      Beneficial Owner                Beneficial Ownership         Class(1)
---------------------------           --------------------        ----------

 FMR Corp.                               2,682,932(2)(3)          9.45%(2)
 82 Devonshire Street, E31C
 Boston, Massachusetts 02109

-------

(1) Under the rules and regulations of the SEC, shares of Common Stock issuable upon exercise of options and warrants or upon conversion of securities which are deemed to be beneficially owned by the holder thereof are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)  The Company has relied upon information contained in filings with the SEC.

(3) Based upon information contained in a Form 13F filed by FMR Corp. with the SEC for the period ended June 30, 2005. Based upon a Schedule 13G filed by FMR Corp. on February 14, 2005, FMR Corp. has sole power to dispose or to direct the disposition of such shares. Sole power to vote the shares of Common Stock beneficially owned by FMR Corp. resides in the respective boards of trustees of the funds that have invested in the shares.

Item 13:   Certain Relationships and Related Transactions
-------    ----------------------------------------------

     Chevron Corporation. In December 2004, in consideration of the expansion of the scope of licenses to Cobasys, the 50-50 joint venture between Ovonic Battery and Chevron, ECD received through its Ovonic Battery subsidiary an option to purchase 4,376,633 shares of ECD Common Stock owned by a subsidiary of Chevron at $4.55 per share. The option was exercised in May 2005 for a total purchase price of $19,913,680 and the shares acquired were cancelled and returned to authorized and unissued status. ECD received $4,675,000 restructuring payment from Chevron in December 2004 in connection with the transfer to ECD of Chevron's interest in Ovonic Hydrogen Systems.

     Ovonic Hydrogen Systems (formerly known as Texaco Ovonic Hydrogen Systems). In December 2004, a subsidiary of Chevron transferred its 50% interest in Ovonic Hydrogen Systems to ECD in consideration of relieving Chevron of any continuing funding obligation. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are members of the Management Committee of Ovonic Hydrogen Systems. For the year ended June 30, 2005, ECD recorded revenues of $4,089,000 from Ovonic Hydrogen Systems during the period it was co-owned and funded by Chevron primarily for advanced product development work.

     Cobasys. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD and Ovonic Battery, are members of the Management Committee of Cobasys. For the year ended June 30, 2005, Ovonic Battery recorded revenue of $2,112,000 from Cobasys primarily for advanced product development work.

     Ovonyx. Stanford R. Ovshinsky and Robert C. Stempel, directors of ECD, are directors of Ovonyx. ECD owns 41.7% of Ovonyx. ECD recorded revenues of $272,000 from Ovonyx for the year ended June 30, 2005 for services provided to Ovonyx. ECD made a $100,000 payment to Ovonyx in fiscal year 2005 under a license from Ovonyx.

     Herbert Ovshinsky, Stanford R. Ovshinsky's brother, is employed by ECD as Director of the Production Technology and Machine Building Division working principally in the design of manufacturing equipment. He received $200,013 in salary during the fiscal year ended June 30, 2005.

     Benjamin Ovshinsky, Stanford R. Ovshinsky's son, is employed by ECD as its business representative for the Western United States. He received compensation of $85,010 during the fiscal year ended June 30, 2005.

Item 14:   Principal Accountant Fees and Services
-------    --------------------------------------

     The following table presents aggregate fees for professional audit services rendered by Grant Thornton LLP, our Independent Registered Public Accounting Firm, for the fiscal year ended June 30, 2005 and 2004 and fees billed for other services rendered by Grant Thornton during those periods.

                                             2005                   2004
                                         ----------               --------
    Audit Fees(1)                        $1,449,000               $605,000
    Audit-Related Fees(2)                      -                    52,000
    Tax Fees(3)                                -                      -
    All Other Fees(4)                       142,000                 31,000
                                         ----------               --------
        Total Fees                       $1,591,000               $688,000
                                         ==========               ========
--------
(1) Audit Fees -- These are fees for professional services performed by Grant Thornton for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees -- These are fees for the assurance and related services performed by Grant Thornton that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax Fees -- These are fees for professional services performed by Grant Thornton with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees -- These are fees for permissible work performed by Grant Thornton that does not meet the above categories.

     During fiscal year 2005, the Audit Committee approved all audit and nonaudit services provided to us by Grant Thornton prior to management engaging Grant Thornton for that purpose. The Committee's current practice is to consider for pre-approval annually all audit and nonaudit services proposed to be provided by our independent registered public accounting firm for the fiscal year. In accordance with the Committee's current policy, additional fees related to audit services proposed to be provided within the scope of the approved engagement may be approved by management, so long as the fees for such additional services are consistent with historical experience, and are reported to the Audit Committee at the next regularly scheduled Committee meeting. Additional fees for other proposed audit related or nonaudit services (not within the scope of the approved engagement) may be considered and, if appropriate, approved by the Chairman of the Audit Committee if such additional fees constitute five percent or less of the approved budget, otherwise the Audit Committee must approve all additional audit related and nonaudit services to be performed by the independent registered public accounting firm. The Audit Committee has considered that the provision of nonaudit services rendered by Grant Thornton was compatible with maintaining Grant Thornton's independence.

     The Audit Committee pre-approves all audit and nonaudit services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve the engagement of the independent registered public accounting firm when the entire Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

                                     PART IV

Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------    ---------------------------------------------------------------

(a) 1. Financial Statements:

                                                                                         Page
                                                                                         ----
       The following is included in Part II, Item 8:

         Reports of Independent Registered Public Accounting Firms......................43-46

    2. Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts................................120

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

    3. Exhibits (including those incorporated by reference)

                                                                                           Page or
                                                                                          Reference
                                                                                          ---------

      3.1    Restated Certificate of Incorporation filed September 29, 1967                  (a)

      3.2    Certificate of Amendment to Certificate of Incorporation filed March 25         (b)
             1999 extending voting rights of the Company's Class A Conmmon Stock, increasing the authorized capital stock of the Company's Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common
             Stock

      3.3    Certificate of Amendment to Certificate of Incorporation filed March            (c)
             18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000

      3.4    Bylaws in effect as of August 25, 2005                                          122

      4.1    Agreement among the Company, Stanford R. Ovshinsky and Iris M.                  (d)
             Ovshinsky relating to the automatic conversion of Class A Common
             Stock into the Company's Common Stock upon the occurrence of certain events, dated September 15, 1964

     10.1    Executive Employment Agreement dated as of September 2, 1993 between            (e)
             the Company, Ovonic Battery Company, Inc. and Stanford R. Ovshinsky




     10.2    Executive Employment Agreement dated as of September 2, 1993 between             (f)
             the Company and Stanford R. Ovshinsky

     10.3    Stock Option Agreementby and between Ovonic Battery Company, Inc.                 (g)
             and Stanford R. Ovshinsky dated as of November 18, 1993

     10.4    Stock Option Agreement by and between the Company and Stanford R.                 (h)
             Ovshinsky dated as of November 18, 1993

     10.5    Stock Option Agreement by and between the Company and Iris M.                     (i)
             Ovshinsky dated as of November 18, 1993

     10.6    Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan              (j)

     10.7    Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan              (k)

     10.8    Executive Employment Agreement dated as of February 19, 1998 between              (l)
             the Company and Iris M. Ovshinsky

     10.9    Executive Employment Agreement, Restricted Stock Agreement and Stock              (m)
             Option Agreement dated as of January 15, 1999 between the Company and
             Robert C. Stempel

    10.10    Amendment No. 2 to Stock Option Agreement by and between the Company              137
             and Stanford R. Ovshinsky dated as of June 27, 2005

    10.11    Amendment No. 2 to Stock Option Agreement by and between the Company              139
             and Iris M. Ovshinsky dated as of June 27, 2005

    10.12    Amendment to Executive Employment Agreement dated as of June 27,                  141
             2005, 2005 between the Company and Stanford R. Ovshinsky

    10.13    Amendment to Executive Employment Agreement dated as of June 27,                  143
             2005 between the Company, Ovonic Battery Company, Inc. and
             Stanford R. Ovshinsky

    10.14    Amended and  Restated  Operating  Agreement of Cobasys LLC dated as of            (n)
             December 2, 2004 by and  between  ChevronTexaco  Technology  Ventures,
             LLC and Ovonic Battery Company, Inc.

     21.1    List of all direct and indirect subsidiaries of the Company                       145

     23.1    Consent of Independent Registered Public Accounting Firm, Grant                   146
             Thornton LLP

     23.2    Consent of Independent Registered Public Accounting Firm, Deloitte &              147
             Touche LLP




     31.1    Certificate of Chief Executive Officer Pursuant to Section 302 of the             148
             Sarbanes-Oxley Act of 2002

     31.2    Certificate of Chief Financial Officer Pursuant to Section 302 of the             149
             Sarbanes-Oxley Act of 2002

     32      Certifications of Chief Executive Officer and Chief Financial Officer             150
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

     (d) Filed as Exhibit 13-D to the Company's Registration Statement on Form S-1 (Registration No. 2-26772) and incorporated herein by reference.

     (e) Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

     (f) Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

     (g) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

     (h) Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

     (i) Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

     (j) Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

     (k) Filed as Exhibit A to the Company's Proxy Notice and Statement dated January 19, 2001.

     (l) Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

     (m) Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.

     (n) Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed dated December 7, 2004 and incorporated herein by reference.

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------


                                                                             Additions
                                                                    -----------------------
                                                   Balance at       Charged to   Charged to
                                                 Beginning of       Costs and       Other                            Balance at End
             Description                            Period           Expenses     Accounts            Deductions        of Period
       ---------------------                     ------------      -----------  -----------        --------------    ---------------

Allowance for Uncollectible Accounts:
  Year Ended June 30, 2005                        $   274,000       $   309,512   $                $  (171,512)       $   412,000
  Year Ended June 30, 2004                            265,000            93,093                        (84,093)**         274,000
  Year Ended June 30, 2003                            563,000            23,000       127,000*        (448,000)**         265,000


Reserve for Losses on Government Contracts:
  Year Ended June 30, 2005                        $ 1,846,636       $   447,462   $                $                  $ 2,294,098
  Year Ended June 30, 2004                          1,681,636           165,000                                         1,846,636
  Year Ended June 30, 2003                          1,400,000           281,636                                         1,681,636


Reserve for Warranty:
  Year Ended June 30, 2005                        $ 1,945,934       $             $                $  (310,402)       $ 1,635,532
  Year Ended June 30, 2004                          2,990,661                                       (1,044,727)         1,945,934
  Year Ended June 30, 2003                          2,489,024         1,212,949       728,503*      (1,439,815)         2,990,661

-----------------

   * Represents amounts applicable to United Solar Ovonic at May 14, 2003 (the date at which United Solar Ovonic was consolidated).

   **   Represents write-off of uncollectible accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENERGY CONVERSION DEVICES, INC.



September 13, 2005                By: /s/ Robert C. Stempel
                                  ------------------------------------------
                                  Robert C. Stempel,
                                  Chairman and Chief Executive Officer



/s/ Robert C. Stempel       Chairman of the Board, Chief      September 13, 2005
----------------------      Executive Officer and Director
Robert C. Stempel           (Principal Executive Officer)



/s/ Stephan W. Zumsteg      Vice President and Chief          September 13, 2005
----------------------      Financial Officer (Principal
Stephan W. Zumsteg          Financial and Accounting Officer)



/s/ Stanford R. Ovshinsky   President, Chief Scientist and    September 13, 2005
-------------------------   Technologist and Director
Stanford R. Ovshinsky



/s/ Robert I. Frey          Director                          September 13, 2005
-------------------------
Robert I. Frey



/s/ William J. Ketelhut     Director                          September 13, 2005
-------------------------
William J. Ketelhut



/s/ Florence I. Metz        Director                          September 13, 2005
-------------------------
Florence I. Metz



/s/ Iris M. Ovshinsky       Director                          September 13, 2005
-------------------------
Iris M. Ovshinsky



/s/ Stephen Rabinowitz      Director                          September 13, 2005
-------------------------
Stephen Rabinowitz