Form 10-Q
period 2005-09-30
ENERGY CONVERSION DEVICES INC
filed 2005-11-09
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission File Number:   1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code     (248) 293-0440

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   [ X ]       No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes   [ X ]       No   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   [   ]       No   [ X ]

As of November 4, 2005, there were 29,426,203 shares of ECD's Common Stock outstanding.

Page 1 of 43 Pages

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Operations	3
Consolidated Balance Sheets - Assets	4
Consolidated Balance Sheets - Liabilities and Stockholders' Equity	5
Consolidated Statements of Cash Flows	6
NOTE A - Summary of Accounting Policies	8
NOTE B - Settlement Agreement	17
NOTE C - Accounts Receivable	18
NOTE D - Inventories	19
NOTE E - Joint Ventures and Investments	19
NOTE F - Liabilities and Line of Credit	24
NOTE G - Commitments	25
NOTE H - Nonrefundable Advance Royalties	25
NOTE I - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements	26
NOTE J - Business Segments	27
NOTE K - Other Comprehensive Income (Loss)	29
NOTE L - Capital Stock	29
NOTE M - Subsequent Event	29
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Controls and Procedures	41
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	42
SIGNATURES	43

PART I - FINANCIAL INFORMATION

Item 1 .	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES
Product sales	$19,266,801	$14,046,142
Royalties	1,183,170	1,578,973
Revenues from product development agreements	1,896,874	2,794,449
Revenues from product development agreements with related parties	415,263	3,117,614

Total revenues from product development agreements	2,312,137	5,912,063
Revenues from license and other agreements	258,095	238,095
Other revenues	21,460	199,256
Other revenues from related parties	205,873	117,337

Total other operating revenues	227,333	316,593

TOTAL REVENUES	23,247,536	22,091,866
EXPENSES
Cost of product sales	15,859,451	13,323,851
Cost of revenues from product development agreements	1,871,302	5,611,184
Product development and research	8,504,612	6,047,946
Patents	606,306	709,172
Operating, general and administrative (net)	3,190,028	2,512,873

TOTAL EXPENSES	30,031,699	28,205,026

LOSS FROM OPERATIONS	(6,784,163)	(6,113,160)
OTHER INCOME (EXPENSE)
Interest income	796,554	77,178
Interest expense	(163,946)	(236,427)
Distribution from joint venture	—	8,000,000
Other nonoperating income (expense)	(56,699)	5,907

TOTAL OTHER INCOME (EXPENSE)	575,909	7,846,658

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,208,254)	1,733,498
Loss from discontinued operations	(257,559)	(385,546)

NET INCOME (LOSS)	$(6,465,813)	$1,347,952

Basic net income (loss) per share
Continuing operations	$(.21)	$.07
Discontinued operations	(.01)	(.02)

Basic net income (loss) per share	$(.22)	$.05

Diluted net income (loss) per share
Continuing operations	$(.21)	$.07
Discontinued operations	(.01)	(.02)

Diluted net income (loss) per share	$(.22)	$.05

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	June 30, 2005
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $84,659,000 at September 30, 2005 and $83,964,000 at June 30, 2005	$88,661,890	$84,295,571
Short-term investments	—	11,840,526
Accounts receivable (net of allowance for uncollectible accounts of approximately $437,000 at September 30, 2005 and $412,000 at June 30, 2005)	16,758,665	19,112,613
Accounts receivable due from related parties	209,618	419,862
Inventories	19,549,134	18,066,876
Assets held for sale	130,825	131,797
Other	1,978,574	960,128

TOTAL CURRENT ASSETS	127,288,706	134,827,373

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	267,000	267,000
Buildings and improvements	14,814,644	14,804,999
Machinery and other equipment (including construction in progress of approximately $12,566,000 at September 30, 2005 and $1,930,000 at June 30, 2005)	76,413,979	65,784,810
Capitalized lease equipment	10,000,000	10,000,000

	101,495,623	90,856,809
Less accumulated depreciation and amortization	(31,898,950)	(29,920,832)

TOTAL PROPERTY, PLANT AND EQUIPMENT	69,596,673	60,935,977

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
Ovonyx	—	—
Cobasys	—	—

OTHER ASSETS	2,363,540	2,300,083

TOTAL ASSETS	$199,248,919	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2005	June 30, 2005
(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,462,823	$15,914,518
Salaries, wages and amounts withheld from employees	2,898,089	4,368,205
Deferred revenues under business agreements	895,324	1,288,268
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	378,501	369,010

TOTAL CURRENT LIABILITIES	20,587,117	22,892,381
LONG-TERM LIABILITIES	10,180,597	10,203,772
LONG-TERM DEFERRED PATENT LICENSE FEE	7,857,145	8,095,240
NONREFUNDABLE ADVANCE ROYALTIES	1,142,946	1,151,679

TOTAL LIABILITIES	39,767,805	42,343,072
COMMITMENTS (NOTE G)
STOCKHOLDERS' EQUITY
Capital Stock
Class A Convertible Common Stock,
par value $0.01 per share:
Authorized - 500,000 shares
Issued & outstanding — 219,913 shares
at June 30, 2005	—	2,199
Class B Convertible Common Stock,
par value $0.01 per share:
Authorized, issued and outstanding - 430,000
shares at June 30, 2005	—	4,300
Common Stock, par value $0.01 per share:
Authorized - 50,000,000 shares
Issued and outstanding — 29,331,113 shares at
September 30, 2005 and 28,232,970 shares
at June 30, 2005	293,311	282,330
Additional paid-in capital	450,760,422	440,577,239
Accumulated deficit	(291,657,166)	(285,191,353)
Accumulated other comprehensive income	84,547	211,586
Unearned compensation on Class B Convertible
Common Stock	—	(165,940)

TOTAL STOCKHOLDERS' EQUITY	159,481,114	155,720,361

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$199,248,919	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(6,208,254)	$1,733,498
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,982,345	2,016,821
Depreciation on discontinued operations	—	19,190
Bad debt expense	24,614	31,767
Amortization of deferred nonrefundable patent license fee	(238,095)	—
Changes in nonrefundable advance royalties	(8,733)	(1,135,369)
Stock and stock options issued for services rendered	999,199	185,250
Loss on sale of equipment	729	6,898
Retirement liability	75,084	83,136
Loss from discontinued operations	(257,559)	(385,546)
Changes in working capital:
Accounts receivable	2,329,334	185,356
Accounts and note receivable due from related parties	210,244	795,360
Inventories	(1,482,258)	1,413,036
Other assets	(1,081,902)	(359,241)
Current portion of deferred nonrefundable patent license fee	—	952,380
Accounts payable and accrued expenses	(1,921,811)	(2,713,411)
Deferred revenues under business agreements	(392,944)	(931,295)
Deferred nonrefundable patent license fee	—	8,809,525

NET CASH PROVIDED BY (USED IN) OPERATIONS	(5,970,007)	10,707,355

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,642,800)	(403,538)
Proceeds from maturities of investments	11,840,526	—
Proceeds from sale of property, plant and equipment	—	2,005

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,197,726	(401,533)

FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt
obligations and capitalized lease obligations	(88,768)	(80,192)
Proceeds from exercise of stock options	9,354,407	11,440

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,265,639	(68,752)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(127,039)	(20,151)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,366,319	10,216,919
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,295,571	13,826,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,661,890	$24,043,456

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid for interest	$227,855	$236,427
Cash paid for income taxes	707,302	—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K (which is available on the Company’s website www.ovonic.com).

Nature of Business

Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy and information technologies.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as “United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of September 30, 2005, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 41.7%-owned joint venture with Mr. Tyler Lowrey, Intel Capital and other investors. See Note E for discussions of all of the Company’s major joint ventures.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Discontinued Operations

In June 2005, the Company, as part of its restructuring plan, decided to sell the assets of Ovonic Battery's metal hydride materials manufacturing business. The Company is currently in negotiations with a third party to sell these assets.

At June 30, 2005, the Company reclassified the current net book value of these fixed assets (it does not anticipate any loss on this sale) as assets held for sale and has ceased depreciating these assets.

For each of the two quarterly periods ended September 30, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144:

	2005	2004

Revenues	$30,194	$59,924
Costs and expenses	287,753	445,470

Net loss from discontinued operations	$(257,559)	$(385,546)

Use of Estimates

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

Reclassifications

Certain prior year amounts have been reclassified to conform with fiscal year 2006 presentation.

Short-Term Investments

The Company has evaluated its investment policies consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments consist of corporate notes which mature 91 days or more from date of acquisition.

The following schedule summarizes the contractual maturities and unrealized gains and losses on the Company's short-term investments (in thousands):

June 30, 2005
Gross Unrealized
	Cost	Gains	(Losses)	Estimated Fair Value

Due within one year or less
Corporate notes	$ 11,841	$ —	$ —	$ 11,841

At September 30, 2005, the Company had no short-term investments.

Capitalized Interest

Interest on debt is capitalized during active construction periods of equipment. During the three months ended September 30, 2005, the Company incurred total interest costs of $225,560, of which $61,614 was capitalized as part of the new 25MW manufacturing equipment currently under construction.

Overhead and Operating, General and Administrative Allocations

The Company allocates overhead and operating, general and administrative expenses to product development and research expenses and to cost of revenues from product development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

	Three Months Ended, September 30,
	2005	2004
Gross Expenses	$6,983,000	$5,922,000
Less - allocations to product development and research	(3,512,000)	(2,594,000)
- allocations to cost of revenues from product development agreements	(281,000)	(815,000)

Remaining Expenses	$3,190,000	$2,513,000

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Distribution from Joint Venture

In July 2004, Cobasys made an $8,000,000 special distribution to each of Ovonic Battery and Chevron for partial reimbursement of legal expenses paid on behalf of Cobasys for litigation with Matsushita Electric Industrial Co. Ltd. (MEI) and related companies (see Note B).

Stock-Based Compensation

As of September 30, 2005, the Company had established a number of stock option plans as discussed in more detail below. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for ECD due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

With the adoption of SFAS No. 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. There were no stock option grants during the three months ended September 30, 2005.

With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and models the pattern of aggregate exercises and forfeitures. Patterns are determined on specific criteria of the aggregate pool of optionees. There were no stock option grants during the three months ended September 30, 2005.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

ECD has common stock reserved for issuance as follows:

	Number of Shares
	September 30, 2005	June 30, 2005

Conversion of Class A Convertible Common Stock	—	219,913
Conversion of Class B Convertible Common Stock	—	430,000
Stock options	3,936,256	4,410,476
Warrants	1,790,892	1,790,892
Convertible Investment Certificates	5,210	5,210

TOTAL RESERVED SHARES	5,732,358	6,856,491

The Company has two shareholder-approved plans, the 1995 Non-Qualified Stock Option Plan (1995 Stock Option Plan) pursuant to which 2,000,000 shares were reserved for grant and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) pursuant to which 3,000,000 shares were reserved for grant. The plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The 1995 Stock Option Plan provides that no option shall be granted after January 26, 2005. The 2000 Stock Option Plan provides that no option shall be granted after January 25, 2010.

The purchase price and number of shares covered by the options are subject to adjustment under certain circumstances to protect the optionholders against dilution.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The exercise period for stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable with 40% of the shares vesting one year after the date of grant and 20% after each of the second, third and fourth years of grant.

In September 1993, ECD’s Compensation Committee authorized the Company to cancel stock options to purchase 94,367 and 49,630 shares of Common Stock held by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, respectively, which previously had been granted under the Company’s Amended and Restated Stock Option Plan and to grant stock options to purchase 150,000 (adjusted to 528,088 as of June 30, 2005) and 100,000 (adjusted to 342,643 as of June 30, 2005) shares of Common Stock to Mr. and Dr. Ovshinsky, respectively, which were subsequently granted to them pursuant to Stock Option agreements dated November 1993 (the “Agreements”). The weighted average exercise price of the outstanding stock options is $14.99 per share at September 30, 2005.

A summary of the transactions during the three months ended September 30, 2005 with respect to the above plan follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	870,731	$ 14.99
Granted at fair value	—
Exercised	—
Expired	—
Forfeited	—

Outstanding at September 30, 2005	870,731	$ 14.99	$ 26.0	(2)

Exercisable at September 30, 2005	870,731	$ 14.99	$ 26.0	(2)

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

(2) Twelve months after termination of employment other than voluntary termination.

In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision. No further options will be granted to Mr. and Dr. Ovshinsky under the Agreements. In consideration of the approvals by Mr. and Dr. Ovshinsky to such amendment, ECD’s Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and Dr. Ovshinsky (65,000 shares) under the Company’s 2000 Non-Qualified Stock Option Plan.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

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

A summary of the transactions during the three months ended September 30, 2005 with respect to the above plan follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	300,000	$ 10.688
Granted at fair value	—
Exercised	—
Expired	—
Forfeited	—

Outstanding at September 30, 2005	300,000	$ 10.688	$ 10.3	3.29

Exercisable at September 30, 2005	300,000	$ 10.688	$ 10.3	3.29

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months ended September 30, 2005 was $500,000, increasing both basic and diluted loss $0.02 per share. As of September 30, 2005, the total unrecognized compensation cost related to nonvested stock awards was $2.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.19 years.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 30, 2004 (unaudited):

Net earnings, as reported	$ 1,347,952
Deduct: Total stock-based compensation expense determined under fair value method for all awards	376,739
Pro forma net earnings	$ 971,213
Earnings per common share:
Net earnings per common share — Basic and diluted, as reported	$ .05
Net earnings per common share — Basic and diluted, pro forma	$ .04

A summary of the transactions during the three months ended September 30, 2005 with respect to ECD's Stock Option Plans follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	2,268,635	$ 19.23
Granted at fair value	—	—
Exercised	474,220	$ 20.89
Expired	—	—
Forfeited	800	$ 10.40
Outstanding at September 30, 2005	1,793,615	$ 18.80	$ 46.8	6.02
Exercisable at September 30, 2005	1,297,325	$ 20.08	$ 32.2	5.12

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

There were no stock option grants in the three months ended September 30, 2005 and 2004. The total intrinsic value of stock options exercised during the three months ended September 30, 2005 and 2004 was $6.6 million and $4,101, respectively.

The total fair value of shares vested during the three months ended September 30, 2005 and 2004 was $.5 million and $49,771, respectively.

A summary of the status of the Company's nonvested shares as of September 30, 2005, and changes during the three months ended September 30, 2005, is presented below:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	548,290	$ 10.24
Granted	—	—
Vested	51,200	$ 10.13
Cancelled	800	$ 10.40

Nonvested at July 1, 2005	496,290	$ 10.26

Basic and Diluted Net Income (Loss) Per Share

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

	2005	2004

Weighted average number of shares outstanding:

- for basic net income (loss) per share	29,016,006	25,173,150

- for diluted net income (loss) per share	29,016,006	25,425,464

Net income (loss) from continuing operations	$(6,208,254)	$1,733,498

Loss on discontinued operations	(257,559)	(385,546)

Net income (loss)	$(6,465,813)	$1,347,952

Basic net income (loss) per share

Continuing operations	$(.21)	$.07

Discontinued operations	(.01)	(.02)

Basic net income (loss) per share	$(.22)	$.05

Diluted net income (loss) per share
Continuing operations	$(.21)	$.07

Discontinued operations	(.01)	(.02)

Diluted net income (loss) per share	$(.22)	$.05

Due to the Company’s net loss, the 2005 weighted average shares of potential dilutive securities of 2,132,838 were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 247,025 were excluded from the 2004 calculation of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD’s Common Stock during this period, these securities would have been antidilutive regardless of the Company’s net income or loss.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Recent Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This standard clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. The Company adopted this standard on July 1, 2005 and it did not have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard clarifies the accounting for nonmonetary transactions that do not have commercial substance and is effective for fiscal years beginning after June 15, 2005. The Company adopted this standard on July 1, 2005 and it did not have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This standard changes the requirements for accounting for and reporting of a change in accounting principle and is effective for fiscal years beginning after December 15, 2005. It is anticipated that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

NOTE B — Settlement Agreement

In July 2004, ECD announced that it and Cobasys had entered into a settlement agreement with MEI, Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,095 as revenues from license and other agreements in both of the three months ended September 30, 2005 and 2004 in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys, in September 2004, made an $8 million distribution each to Ovonic Battery and Chevron representing a partial reimbursement of legal expenses. The Company recorded this $8 million as a distribution from joint venture in the three months ended September 30, 2004.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C — Accounts Receivable

	September 30, 2005	June 30, 2005
Long-term contracts not accounted for under percentage-of-completion accounting
Amounts earned principally on U.S. Government contracts which are billed in the subsequent month	$639,708	$741,605
Amounts billed
U.S. Government	483,776	1,073,548
Sub-total	1,123,484	1,815,153
Amounts unbilled for other than long-term contracts
Commercial customers	2,291,803	3,401,579
Amounts billed for other than long-term contracts
Commercial customers	13,780,378	14,307,881
Allowance for uncollectible accounts	(437,000)	(412,000)
TOTAL	$16,758,665	$19,112,613

Accounts Receivable Due from Related Parties

	September 30, 2005	June 30, 2005
Amounts earned which are billed in the subsequent month on long-term contracts — Cobasys	$52,567	$62,460
Amounts billed on long-term contracts — Cobasys	77,866	296,085
Other unbilled — Ovonyx	72,965	30,469
Other billed	6,220	30,848
TOTAL	$209,618	$419,862

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	September 30, 2005	June 30, 2005
Finished products	$4,762,390	$5,104,043
Work in process	3,872,264	3,150,529
Raw materials	10,914,480	9,812,304
	$19,549,134	$18,066,876

NOTE E — Joint Ventures and Investments

Joint Ventures

Cobasys

In July 2001, Ovonic Battery and Chevron formed a strategic alliance (Cobasys LLC). Chevron invested $160,000,000 to match the Company's technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by Chevron.

In December 2004, as part of its focus on its core businesses, ECD entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the time of the restructuring of the joint venture in July 2001. In consideration of the expanded licenses, ECD received an option to purchase 4,376,633 shares, exercisable at $4.55 per share, of ECD Common Stock then owned by Chevron. The transaction increased ECD's revenue and decreased additional paid-in capital in the year ended June 30, 2005 by $79,532,000 based upon the value of this option using the Black-Scholes valuation model.

In July 2004, ECD and Cobasys entered into a settlement agreement with MEI, PEVE, and Toyota with respect to patent infringement disputes and counterclaims involving NiMH batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

The Company recorded revenues from Cobasys of $415,000 and $475,000 for the three months ended September 30, 2005 and 2004, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Joint Ventures and Investments (Continued)

The Company also recorded revenues from Cobasys of $45,000 for the three months ended September 30, 2004 for rent of a portion of one of the Company’s facilities.

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2005	July 17, 2001 (date of inception) to September 30, 2005
Revenue
Product and prototype revenues	$90,974	$4,007,366
Contract research revenue	120,188	5,834,652
Licensing revenue	476,190	2,380,952
Other revenues	50,103	84,809
Total Revenue	737,455	12,307,779
Expenses
Cost of product and prototype revenues	1,850,216	26,850,500
Research and development costs	4,722,623	87,716,862
Sales and marketing costs	842,379	9,616,565
Operating, general and administrative costs	1,600,519	20,929,279
Loss on asset impairment and disposal	16,060	4,825,247
Loss on impairment of cost-basis investments	—	4,000,000
Depreciation and amortization	834,235	10,117,498
Interest expense	595,203	759,264
Total Expenses	10,461,235	164,815,215
Net Loss	$(9,723,780)
Deficit accumulated during the development stage		$(152,507,436)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2005	June 30, 2005

	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents (of which $1,068,159
and $1,050,604 is restricted as of September 30,
2005 and June 30, 2005, respectively)	$2,682,768	$2,375,677
Investment securities (restricted)	1,994,000	1,994,000
Accounts receivable (net of allowance of $2,750
and $10,577 as of September 30, 2005 and
June 30, 2005, respectively)	890,446	1,516,034
Inventories, net	4,356,527	3,540,791
Prepaid expenses	440,405	249,729
Total Current Assets	10,364,146	9,676,231
Net Property, Plant and Equipment	37,747,763	35,902,091
Assets held for sale	565,500	565,500
Cash surrender value of life insurance	625,625	567,511
Total Assets	$49,303,034	$46,711,333
Liabilities and Members' Capital
Current Liabilities:
Accounts payable	$1,180,287	$2,379,324
Accounts payable, related party	—	301,713
Accrued expenses	3,575,518	3,161,399
Deferred revenues — current portion	2,069,986	2,150,000
Current installments of obligations under capital lease	14,944	13,513
Total Current Liabilities	6,840,735	8,005,949
Deferred revenue - noncurrent	15,812,860	16,295,219
Redeemable preferred interest — related party	33,879,542	20,135,095
Obligations under capital lease, net of current portion	28,852	33,889
Other noncurrent liabilities	1,248,481	1,024,837
Total Liabilities	57,810,470	45,494,989
Members' Interest	(8,507,436)	1,216,344
Total Liabilities and Members' Interest	$49,303,034	$46,711,333

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Joint Ventures and Investments (Continued)

Ovonyx

As of September 30, 2005, ECD owned 41.7% of Ovonyx, Mr. Tyler Lowrey and his colleague owned 41.7% of Ovonyx, and Intel Capital and other investors owned the remainder of the shares outstanding without giving effect to the exercise of outstanding stock options and warrants. ECD has contributed intellectual property and licenses for its interest in Ovonyx.

In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003 and a $100,000 payment in December 2004. ECD recorded its $1,150,000 investment in Ovonyx and accounts for this investment on the equity method and recognized its proportionate share of Ovonyx losses to the extent of its $1,150,000 investment.

ECD recorded revenues from Ovonyx of $164,000 and $69,000, respectively, for the three months ended September 30, 2005 and 2004 representing services provided to this joint venture.

Ovonic Hydrogen Systems

In October 2000, ECD and ChevronTexaco (now Chevron) formed Texaco Ovonic Hydrogen Systems. Chevron funded the initial product and market development for this joint venture, the primary use of which has been to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic hydrogen storage technology. In December 2004, Chevron transferred to ECD its interest in Texaco Ovonic Hydrogen Systems (renamed Ovonic Hydrogen Systems LLC by ECD). In accordance with SFAS 141, "Business Combinations," we wrote down the assets and liabilities of Ovonic Hydrogen Systems to zero in December 2004. ECD received $4,675,000 from Chevron for payment of restructuring fees. The $4,675,000 received from Chevron was $2,263,000 (net of tax) in excess of restructuring costs.

As of December 2, 2004, Ovonic Hydrogen Systems is wholly owned by ECD. It is funded by ECD at a reduced level and is included in the Company's consolidated financial statements. Ovonic Hydrogen Systems is focusing on continuing to commercialize compact portable hydrogen storage canisters that have current and near-term market applications while continuing to develop and commercialize ECD's proprietary reversible solid metal hydride-based low-pressure hydrogen storage system for longer-term stationary, transportation and infrastructure applications.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Joint Ventures and Investments (Continued)

During the three months ended September 30, 2004, the Company recorded revenues of $2,643,000 for services provided to this joint venture, primarily for market development and advanced product development work.

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

Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of September 30, 2005, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company has reduced its estimated margin from 12% to 8%.

The Company recorded revenues related to the above equipment contracts from Rare Earth Ovonic of $398,000 and $1,070,000 for the three months ended September 30, 2005 and 2004, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F — Liabilities and Line of Credit

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
Liability beginning of the period	$1,635,532		$1,945,934
Amounts accrued for as warranty costs	(27,618	)*	65,633
Warranty claims	(77,108)		(251,722)

Liability at September 30	$1,530,806		$1,759,845

* During the three months ended September 30, 2005, United Solar Ovonic LLC revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with DCAA. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $2,305,000 and $2,294,000 at September 30, 2005 and June 30, 2005, respectively, related to these issues.

Business Loan Agreement

The Company has a business loan agreement with LaSalle Bank in the amount of $4,000,000. This business loan agreement is used to provide a mechanism for the issuances of letters of credit and entering into foreign currency exchange transactions. The business loan agreement expires on August 31, 2006. This agreement contains certain covenants, including a minimum $20 million liquidity covenant. At September

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F — Liabilities and Line of Credit (Continued)

30, 2005, the Company had outstanding letters of credit of $2,551,000 against the business loan agreement.

NOTE G — Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new 25MW solar manufacturing equipment being installed in Auburn Hills, Michigan. The Company's total obligations under purchase commitments at September 30, 2005, were $40,507,000 ($39,592,000 of which was due within one year and $915,000 thereafter).

NOTE H — Nonrefundable Advance Royalties

At September 30 and June 30, 2005, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments, which consist of the following:

	September 30, 2005	June 30, 2005
Battery	$435,902	$435,902
Optical memory	707,044	715,777

	$1,142,946	$1,151,679

Creditable royalties earned and recognized as revenue were:

Three Months Ended September 30,
2005	2004
$ 8,733	$ 1,135,369

Included in creditable royalties in the quarter ended September 30, 2004 is $1,125,000 related to an advance royalty payment made by a licensee to the Company in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments.

There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I — Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements

The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations. Product sales include photovoltaic products, revenues related to machine-building and equipment sales contracts and nickel hydroxide. Revenues related to machine-building and equipment sales contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is delivered to the customer. Most products are shipped FOB shipping point. Some foreign customers are shipped under Delivered Duty Paid (DDP) terms where customers take delivery at the point of destination.

A summary of all of the Company’s revenues follows.

	Three Months Ended September 30,
	2005	2004
Product sales
Photovoltaics	$18,146,740	$12,976,318
Machine building and equipment sales	397,580	1,069,889
Nickel hydroxide	722,481	(65)

Total product sales	$19,266,801	$14,046,142

Royalties
Battery technology
Transportation	$704,989	$100,180
Consumer	425,600	1,465,793	*
Optical memory	46,323	11,840
Ovonic Unified Memory	6,258	1,160

Total royalties	$1,183,170	$1,578,973

Revenues from product development agreements
Photovoltaics	$1,421,461	$2,178,613
Optical memory	163,402	130,357
Solid hydrogen storage systems	84,222	24,732
Manufacturing technology for OLEDs	205,377	460,747
Fuel cell technology	22,412	—

	1,896,874	2,794,449
Revenues from product development agreements - related parties
Battery technology	415,263	474,907
Solid hydrogen storage systems	—	2,642,707

	415,263	3,117,614

Total revenues from product development agreements	$2,312,137	$5,912,063

License and other agreements
Battery technology	$258,095	$238,095

* Includes $1,125,000 related to an advance royalty payment made to the Company by a licensee in 1993 associated with a license agreement under which the licensee no longer has an obligation to make payments (see Note H).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I — Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended September 30,
	2005	2004

United States	$9,435,433	$13,174,526
Germany	8,712,886	4,213,475
China	1,207,227	1,146,642
Japan	1,295,408	1,733,745
Other Countries	2,596,582	1,823,478

	$23,247,536	$22,091,866

NOTE J — Business Segments

The Company has three business segments: United Solar Ovonic, Ovonic Battery and the parent company, ECD. United Solar Ovonic is involved in manufacturing and selling photovoltaic products. Ovonic Battery is involved in developing and licensing Ovonic NiMH consumer battery technology and manufacturing of nickel hydroxide materials. ECD is involved in developing microelectronics, fuel cells, hydrogen storage, catalysis, photovoltaics technologies and machine building. Some general corporate expenses have been allocated to Ovonic Battery.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Business Segments (Continued)

The Company's operations by business segments were as follows:

Financial Data by Business Segment

(in thousands)

	United Solar Ovonic	ECD	Ovonic Battery	Consolidating Entries	Consolidated

Revenues*
Three months ended
September 30, 2005	$19,359	$11,115	$2,964	$(10,190)	$23,248
September 30, 2004	15,092	4,073	3,351	(424)	22,092
Operating Income (Loss)*
Three months ended
September 30, 2005	$1,680	$(7,592)	$(724)	$(148)	$(6,784)
September 30, 2004	(632)	(4,776)	(1,082)	377	(6,113)
Interest Income
Three months ended
September 30, 2005	$15	$1,545	$—	$(763)	$797
September 30, 2004	8	768	—	(699)	77
Interest Expense**
Three months ended
September 30, 2005	$927	$—	$—	$(763)	$164
September 30, 2004	935	—	—	(699)	236
Depreciation Expense
Three months ended
September 30, 2005	$1,376	$520	$86	$—	$1,982
September 30, 2004	1,335	572	129	—	2,036
Capital Expenditures
Three months ended
September 30, 2005	$10,285	$295	$229	$(166)	$10,643
September 30, 2004	240	60	104	—	404
Identifiable Assets
September 30, 2005	$100,438	$221,553	$5,011	$(127,753)	$199,249
September 30, 2004	79,176	140,783	5,889	(106,027)	119,821

*   Excludes discontinued operations (Ovonic Battery)

**  Excludes intercompany interest between ECD and Ovonic Battery.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K — Other Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three Months Ended September 30,
	2005	2004

Net Income (Loss)	$(6,465,813)	$1,347,952
OTHER COMPREHENSIVE INCOME (LOSS) (net of taxes):
Net unrealized gains (losses) on investments	—
Foreign currency translation adjustments	(127,039)	(20,151)

COMPREHENSIVE INCOME (LOSS)	$(6,592,852)	$1,327,801

There were no realized or unrealized holding gains on investments arising during the three months ended September 30, 2005 and 2004. There were no reclassification adjustments for gains realized in net income for the three months ended September 30, 2005 and 2004. The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $84,547 and $211,586 at September 30, 2005 and June 30, 2005, respectively. The effect from foreign currency transactions was a loss of $56,585 for the three months ended September 30, 2005 and a gain of $11,803 for the three months ended September 30, 2004.

NOTE L — Capital Stock

On September 30, 2005, in accordance with the applicable agreements, 219,913 shares of Class A Convertible Stock and 430,000 shares of Class B Convertible Stock were converted into Common Stock on a share-for-share basis.

NOTE M — Subsequent Event

On October 19, 2005, Intel Capital exercised its warrant to increase its investment in Ovonyx which resulted in reducing ECD's ownership to 39.5%.

Item 2 .	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and is qualified in its entirety by the foregoing. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected in future periods.

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

Risks Related to Our Business

•	We have a history of losses and our future profitability is uncertain.
•

We expect that we will need to obtain additional significant financing to continue to operate our business, including significant capital expenditures to increase our production capacity, and financing may be unavailable or available only on disadvantageous terms.

•

Our revenues and profits are substantially dependent upon licensing arrangements and joint ventures, and our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

•

Additional research and development efforts will be required before certain products based on our technologies can be manufactured and sold commercially, and there can be no assurance that such efforts will be successful.

•	It is uncertain that the market will accept our products once the technology has been developed and commercial-scale manufacturing has been achieved.
•	We and our joint venture partners and licensees may not be able to manufacture products based on our technologies successfully on a commercial scale.

•	We and our joint venture partners and licensees may experience performance problems with key suppliers or subcontractors.
•	Other companies, many of which have greater resources than we, may develop competing products or technologies which cause products based on our technologies to become obsolete or non-competitive.
•	Our ability to succeed will be dependent upon our ability to successfully implement our business plan, as to which no assurance can be given.
•	We receive a significant portion of our revenues from a small number of customers.
•

Our government product development and research contracts may be terminated by unilateral government action, or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed.

•	The reduction or elimination of government incentives related to solar power could cause our revenues to decline.
•	We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.
•	We may become subject to legal or regulatory proceedings which may reach unfavorable resolutions.
•	We are subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals.
•	We are required to account for employee stock option plans using the fair value method, which will increase our net loss and net loss per share.
•

The disclosure of a material weakness in our internal controls could, if not remedied, result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

Risks Related to Our Intellectual Property

•	Our success depends upon our ability to protect our intellectual property and our proprietary technology.
•	We rely on trade secrets and other confidential information to maintain our proprietary position.
•	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
•	Third parties may own or control patents or patent applications that are infringed by our products or technologies.

Risk Related to an Investment in Our Common Stock

•	Our stock price has been subject to significant volatility and your investment could suffer a decline in value.
•	Our quarterly operating results may fluctuate significantly.
•	Because we do not intend to pay dividends, you will not receive funds without selling shares and, depending on when you sell your shares, you may lose the entire amount of your investment.
•	Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

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

Critical Accounting Policies

Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for ECD due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

With the adoption of SFAS No. 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. There were no stock option grants during the three months ended September 30, 2005.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. There were no stock option grants during the three months ended September 30, 2005.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

Results of Operations

Overview

The Company had a loss from operations of $6,784,000 in the three months ended September 30, 2005 compared to an operating loss of $6,113,000 in the three months ended September 30, 2004.

The Company had a net loss from continuing operations of $6,208,000 on revenues of $23,248,000 in the three months ended September 30, 2005 compared to net income from continuing operations of $1,733,000 on revenues of $22,092,000 in the three months ended September 30, 2004 (due to a one-time $8.0 million distribution from Cobasys following the settlement of patent infringement disputes and counterclaims in July 2004 to partially reimburse the Company for legal expenses).

For the three months ended September 30, 2005, the Company had a loss from discontinued operations of $258,000, and for the three months ended September 30, 2004, the loss from discontinued operations was $386,000.

The table below summarizes each of the Company’s business segment's operating results (in thousands) for the three months ended September 30, 2005 and 2004.

	Revenues		Income (Loss) from Operations
Segment	2005	2004	2005	2004
United Solar Ovonic	$19,359	$15,092	$1,680	$(632)
Energy Conversion Devices	11,115	4,073	(7,592)	(4,776)
Ovonic Battery(1)	2,964	3,351	(724)	(1,082)
Consolidating Entries	(10,190)	(424)	(148)	377

Consolidated	$23,248	$22,092	$(6,784)	$(6,113)

   (1)      Excludes discontinued operations.

Three Months Ended September 30, 2005 Compared to Three Months Ended

September 30, 2004

United Solar Ovonic Segment

The United Solar Ovonic segment's operating income improved by $2,312,000 in 2005 versus 2004 primarily due to significantly higher product sales and the impact of cost reductions in 2005.

United Solar Ovonic’s 2005 revenues increased by $4,267,000 primarily due to increased product sales. Photovoltaic product sales increased by 40% to $18,147,000 for 2005 from $12,976,000 for 2004. This increase was principally attributable to higher physical photovoltaic shipments ($3,422,000), sales of $1,670,000 recognized in the three months ended September 30, 2005 for shipments physically shipped under DDP terms in the prior quarter and increased pricing ($80,000).

Gross profit on United Solar Ovonic’s product sales was $3,567,000 in 2005 compared to a gross profit of $609,000 in 2004 because of higher sales, lower material costs, and improved absorption of fixed costs in 2005.

United Solar Ovonic’s revenues from product development agreements in the three months ended September 30, 2005 were $1,211,000 compared to $1,946,000 in 2004. The decrease in 2005 was principally due to lower revenues on the U.S. Air Force contract for the development of new products for space and airship applications and a delay in the start up of the replacement contract with National Renewal Energy Laboratory.

Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 78% of its cost of product development. Revenues from product development agreements decreased by $735,000 and spending decreased by $534,000, resulting in an increase of $201,000 in net cost of product development.

	Three Months Ended September 30,
	2005	2004
Cost of revenues from product development agreements	$742,000	$1,609,000
Product development and research	819,000	486,000
Total cost of product development	1,561,000	2,095,000
Revenues from product development agreements	1,211,000	1,946,000
Net cost of product development	$350,000	$149,000

While product sales revenues increased 40%, United Solar Ovonic’s operating, general and administrative expenses (net of allocations) increased by only $278,000 (22%) in 2005. $136,000 of the increase resulted from higher personnel costs and $68,000 from higher utility costs, both due to increased manufacturing and sales volumes.

The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

Energy Conversion Devices Segment

The ECD segment had an increased operating loss in 2005, versus 2004, primarily due to a $2,643,000 decrease in the segment’s hydrogen development contract revenues.

ECD’s product sales, consisting of machine building, were $10,025,000 in 2005 compared to $32,000 in 2004 with the increase due to the commencement of work to construct the new 25MW equipment for United Solar Ovonic. These sales were made to a consolidated subsidiary and are eliminated in consolidation.

ECD’s revenues from product development agreements decreased in the three months ended September 30, 2005 to $793,000 from $3,843,000 in the three months ended September 30, 2004, due to lower revenues from Ovonic Hydrogen Systems, which is now a wholly owned subsidiary of ECD, (zero in 2005 versus $2,643,000 in 2004), plus reduced revenues on contracts with National Institute of Standards and Technology (NIST) ($369,000 in 2005 versus $591,000 in 2004) for work done in optical switching and developing manufacturing technology related to OLEDs, and reduced revenues ($99,000 in 2005 versus $355,000 in 2004) on work performed by ECD on United Solar Ovonic's U.S. Air Force contract.

Revenues from product development agreements for the ECD segment for the three months ended September 30, 2005 funded 12% of this segment’s cost of product development. Revenues from product development agreements decreased by $3,050,000 while spending decreased by $597,000, principally in the hydrogen technology, resulting in an increase of $2,453,000 in net cost of product development.

	Three Months Ended September 30,
	2005	2004
Cost of revenues from product development agreements	$974,000	$3,892,000
Product development and research	5,768,000	3,447,000
Total cost of product development	6,742,000	7,339,000
Revenues from product development agreements	793,000	3,843,000
Net cost of product development	$5,949,000	$3,496,000

Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD's Ovonic threshold/memory technology. Additionally, since acquiring a 100% interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies at a reduced level. ECD is also continuing development of its photovoltaics, optical switching, and OLED technologies.

ECD’s royalties, consisting principally of optical memory royalties, were $53,000 in 2005 compared to $13,000 in 2004.

Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory services provided to some of the Company’s joint ventures. Other revenues were $233,000 in the three months ended September 30, 2005 up from $185,000 in the three months ended September 30, 2004. The increase in other revenues in 2005 was primarily due to increased services provided to Ovonyx.

ECD’s operating, general and administrative expenses (net of allocations) were $1,557,000 in 2005 compared to $889,000 in 2004. The increase in the net expense for 2005 was principally due to expenses of $427,000 of the total consolidated expense of $500,000 recorded in 2005 in connection with the adoption of SFAS 123(R) (see Note A of Notes to Consolidated Financial Statements) and an increase of $318,000 in 2005 for the costs associated with nonemployee stock options, partially offset by a reduction in 2005 for costs related to compliance with Sarbanes-Oxley requirements.

Ovonyx is included in the ECD segment. However, since this investment is not consolidated, but is accounted for using the equity method of accounting, no revenues or expenses of Ovonyx are included in ECD's results of operations for 2005 and 2004.

Ovonic Battery Segment

The Ovonic Battery segment had a decreased operating loss in the three months ended September 30, 2005 versus 2004, primarily resulting from higher sales of nickel hydroxide and a reduced net cost of product development, offset by lower revenues and margins for the profitable equipment contract with Rare Earth Ovonic in 2005 compared to 2004, and lower royalties (due to $1,125,000 recognized in the three months ended September 30, 2004 — see Note H of Notes to Consolidated Financial Statements).

The decrease in Ovonic Battery’s revenues was primarily due to a decrease in equipment sales to Rare Earth Ovonic as this program moves into final machine acceptance, and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys as Cobasys staffed up to assume full responsibility for its product development activities and is no longer reliant on Ovonic Battery.

Equipment sales revenues decreased 63% to $398,000 in 2005 from $1,070,000 in 2004, primarily due to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, which is nearing completion. Nickel hydroxide sales were $722,000 in 2005. Sales were zero in 2004 due to a customer's temporary plant closure and accumulation of inventory.

Revenues from product development agreements for the Ovonic Battery segment in the three months ended September 30, 2005 funded 19% of Ovonic Battery’s cost of product development as it continues to develop its core technologies. Revenues from product development agreements decreased by $60,000 and spending decreased by $399,000, resulting in a decrease of $339,000 in net cost of product development.

	Three Months Ended September 30,
	2005	2004
Cost of revenues from product development agreements	$261,000	$463,000
Product development and research	1,918,000	2,115,000
Total cost of product development	2,179,000	2,578,000
Revenues from product development agreements	415,000	475,000
Net cost of product development	$1,764,000	$2,103,000

Royalties for transportation applications increased to $705,000 in 2005, up from $100,000 in 2004. Overall royalties decreased by 28% to $1,131,000 in the three months ended September 30, 2005 from $1,566,000 in the three months ended September 30, 2004 due to the recognition in 2004 of $1,125,000 related to an advance royalty payment made by a licensee to the Company in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments.

Revenues from license and other agreements increased to $258,000 in the three months ended September 30, 2005 from $238,000 in the three months ended September 30, 2004. The 2005 and 2004 license fees result from $238,000 for the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). In addition, in 2005 Ovonic Battery received a $20,000 license fee from Intellect Battery, a Chinese licensee. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery’s United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $322,000 in the three months ended September 30, 2005 from $439,000 in the three months ended September 30, 2004, principally due to lower patent defense costs (zero in 2005 versus $173,000 in 2004).

Ovonic Battery's operating, general and administrative expenses (net of allocations) were $129,000 in 2005 compared to $404,000 in 2004. The decrease was primarily due to a reduced allocation in 2005 from ECD.

Other Income/Expense

The $7,271,000 decrease in other income (net) ($576,000 income in 2005 compared to $7,847,000 income in 2004) resulted primarily from an $8,000,000 distribution from joint venture in 2004, partially offset by higher interest income ($797,000 in 2005 compared to $77,000 in 2004) due to increased funds available for investment and higher interest rates.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $88,662,000 consolidated cash and cash equivalents consisting of money market funds, certificates of deposit and corporate notes, classified as available-for-sale, maturing from one day to two months and had consolidated working capital of $106,702,000.

Our strategy is to transition from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed and concentrate on growing sales revenues and equity value in our core commercial businesses United Solar Ovonic, Cobasys and Ovonyx. The Company intends to continue its efforts to secure funding to finance its hydrogen, fuel cell and other technologies. We are also continuing with the sale of the assets of the metal hydride materials manufacturing business and vacating three facilities, with the goal of moving the Company into a position of having sustained profitability.

The Company has commenced construction of new United Solar Ovonic 25MW manufacturing equipment at a total cost of $70,000,000, which is anticipated to begin manufacturing products in the Fall of 2006 following optimization of the manufacturing equipment. In addition, the Company is evaluating a number of alternatives to increase its manufacturing capacity in order to accelerate the growth of the United Solar Ovonic segment.

On September 19, 2005, ECD announced that United Solar Ovonic, its wholly owned subsidiary, has entered into a Memorandum of Understanding with Tianjin Jinneng Investment Company (TJIC) to form a joint venture to establish a 25-megawatt (MW) thin-film triple-junction amorphous silicon photovoltaic module manufacturing operation in Tianjin, the People's Republic of China.

The commercialization of the Company's Ovonic Unified Memory through the Ovonyx joint venture does not require financial support because Ovonyx has generated sufficient funds for its operations through licensing activities.

The commercialization of NiMH battery solutions by the Cobasys joint venture does not require financial support due to the mechanism for additional funding from Chevron described below.

The December 2004 agreement with Chevron provides a mechanism for additional funding from Chevron to continue the Cobasys expansion. Chevron will be entitled to priority right of repayment for providing the additional funding. ECD and Chevron will each continue to own a 50% interest in Cobasys subject to adjustment under certain circumstances.

The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2006 to decrease to approximately $9,295,000, compared to $21,015,000 received in the year ended June 30, 2005, due to reduced funding to be received in the year ending June 30, 2006 from Chevron, Cobasys and the U.S. Air Force programs.

Our current backlog of orders for machine-building and equipment sales contracts and photovoltaic products is $35,685,000 (of which we expect to recognize $33,801,000 in fiscal 2006) compared to a backlog of $52,059,000 as of June 30, 2005. The backlog includes $35,323,000 and $51,299,000 at United Solar Ovonic at September 30, 2005 and June 30, 2005, respectively.

During the three months ended September 30, 2005, $5,970,000 of cash was used in operating activities. The difference between the net loss from continuing operations of $6,208,000 and the net cash used in operations was principally due to reductions in both accounts receivable ($2,329,000) and related-party accounts receivable ($210,000), depreciation and stock issued for service rendered, including $500,000 for stock-based compensation expense recognized in connection with the adoption of SFAS 123(R). These differences were partially offset by increase in inventories ($1,482,000), other assets ($1,082,000) and reduction in accounts payable and accrued expenses ($1,922,000).

The Company spent $10,643,000 on property, plant and equipment during the three months ended September 30, 2005, principally for United Solar Ovonic's manufacturing expansion. In total, the Company expects to spend $51,000,000 for capital expenditures in fiscal 2006, primarily to double United Solar Ovonic's capacity to manufacture solar modules and for leasehold improvements to the Company's facilities.

On October 25, 2005, ECD filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC). The shelf registration statement will enable us to offer and sell up to an aggregate of $300 million of common stock, senior and subordinated debt securities, subscription rights, stock purchase contracts or stock purchase units from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of such offerings.

In order to fund this accelerated growth, the Company is exploring many alternatives including, but not limited to, equity and debt financing, new business agreements and government-sponsored programs. The Company is also in discussions with potential partners to fund its various activities. No assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

Management believes that funds generated from operations, new business agreements, exercises of Common Stock purchase warrants and stock options, cost-containment initiatives, and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year.

Item 3 .	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $84,659,000 and $95,805,000 of these investments (including cash equivalents) on September 30, 2005 and June 30, 2005, respectively. On September 30, 2005, the investments had an average maturity of less than 30 days. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of September 30, 2005, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

Item 4 .	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, with the exception of the following, the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company’s filing of its Annual Report on Form 10-K for the year ended June 30, 2005. We identified the following material weakness in our internal control over financial reporting with respect to accounting for sale transactions:

•

a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 — Revenue Recognition when certain sale transactions were entered into with our international customers with shipping terms of Delivered Duty Paid.

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

B.	Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

•

improved training, education and accounting reviews designed to ensure that all relevant personnel involved in sale transactions understand and apply proper revenue recognition accounting in compliance with SEC Staff Accounting Bulletin No. 104 — Revenue Recognition; and

•	reviewing all shipping terms, other than FOB shipping point, to ensure proper revenue recognition with current contracts; and
•	adding controls around changes to shipping terms, other than FOB shipping point, and monitoring shipping terms periodically; and
•	reviewing all new contracts to ensure that proper revenue recognition occurs.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 6 .	Exhibits and Reports on Form 8-K

A.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.

(Registrant)

By:	/s/ Stephan W. Zumsteg
Stephan W. Zumsteg
Date: November 9, 2005	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Robert C. Stempel
Robert C. Stempel
Date: November 9, 2005	Chairman and Chief Executive Officer