Form 10-K/A
period 2005-06-30
ENERGY CONVERSION DEVICES INC
filed 2006-01-04
CIK 32878

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

Amendment No. 1

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                      June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________.

Commission file number:   1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1749884

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2956 Waterview Drive, Rochester Hills, Michigan	48309

(Address of Principal Executive Offices)	(Zip Code)

       Registrant's telephone number, including area code:     (248) 293-0440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   [ X ]        No   [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   [   ]        No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   [ X ]       No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes   [ X ]       No   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   [   ]       No   [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of such voting and non-voting common equity on the NASDAQ National Market System on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $489 million.

As of September 6, 2005, there were 219,913 shares of ECD's Class A Common Stock, 430,000 shares of ECD's Class B Common Stock and 28,386,215 shares of ECD's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Page 1 of 5 Pages

EXPLANATORY NOTE

Energy Conversion Devices, Inc. (ECD) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission on September 13, 2005 (Amendment No. 1), to amend and restate the information provided under Item 9A. of Part II, "Controls and Procedures." This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K filed on September 13, 2005 and does not modify or update the disclosures in the Annual Report on Form 10-K as filed in any way except with regard to the specific modifications described in this Explanatory Note.

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

A.	Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. This conclusion was reached solely due to a material weakness resulting from a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 – Revenue Recognition when the revenue from sale transactions with certain of our international customers was initially recognized in a manner that was inconsistent with the shipping terms of Delivered Duty Paid.

B.	Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

•

improving training, education and accounting reviews designed to ensure that all relevant personnel involved in sale transactions understand and apply proper revenue recognition accounting in compliance with SEC Staff Accounting Bulletin No. 104 – Revenue Recognition; and

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

C.	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, the management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting is not effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management identified the following material weakness in internal control over financial reporting with respect to accounting for certain sale transactions.

•

a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 – Revenue Recognition when certain sale transactions were entered into with our international customers with shipping terms of Delivered Duty Paid.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A.	Exhibits

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.

(Registrant)

By:	/s/ Stephan W. Zumsteg
Stephan W. Zumsteg
Date: January 4, 2006	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Robert C. Stempel
Robert C. Stempel
Date: January 4, 2006	Chairman and Chief Executive Officer