Form 10-Q/A
period 2005-09-30
ENERGY CONVERSION DEVICES INC
filed 2006-01-04
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

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

Page 1 of 5 Pages

EXPLANATORY NOTE

Energy Conversion Devices, Inc. (ECD) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission on November 9, 2005 (Amendment No. 1), to amend and restate the information provided under Item 4. of Part I, "Controls and Procedures." This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on November 9, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.3, 31.4 and 32.1 hereto. Therefore, Part II, Item 6. of the original filing has been amended to reflect the new certifications described above.

This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we evaluated our disclosure controls and procedures under the direction of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. This conclusion was reached solely due to a material weakness resulting from a failure to ensure the correct application of SEC Staff Accounting Bulletin No. 104 – Revenue Recognition when the revenue from sale transactions with certain of our international customers was initially recognized in a manner that was inconsistent with the shipping terms of Delivered Duty Paid.

We are confident that, as of September 30, 2005, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

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

As of September 30, 2005, an evaluation was carried out under the supervision of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weakness and the remediation set forth above, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 6 .	Exhibits

A list of exhibits filed:

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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