Form 10-Q
period 2005-12-31
ENERGY CONVERSION DEVICES INC
filed 2006-02-09
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005.
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.
Commission File Number: 1-8403
ENERGY CONVERSION DEVICES, INC.

(Exact name of registrant as specified in its charter)
DELAWARE	38-1749884

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2956 Waterview Drive, Rochester Hills, Michigan	48309

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(248) 293-0440

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ X ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]    No [ X ]

As of February 2, 2006, there were 30,880,725 shares of ECD’s Common Stock outstanding.

Page 1 of 51 Pages

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets - Assets	4
Consolidated Balance Sheets - Liabilities and Stockholders' Equity	5
Consolidated Statements of Cash Flows	6
NOTE A - Summary of Accounting Policies	8
NOTE B - Settlement Agreement	13
NOTE C - Accounts Receivable	14
NOTE D - Inventories	15
NOTE E - Joint Ventures and Investments	15
NOTE F - Liabilities and Line of Credit	20
NOTE G - Commitments	21
NOTE H - Nonrefundable Advance Royalties	21
NOTE I - Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements	22
NOTE J - Business Segments	23
NOTE K - Other Comprehensive Income (Loss)	26
NOTE L - Capital Stock	27
NOTE M - Subsequent Event	31
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	48
Item 4. Controls and Procedures	49
PART II — OTHER INFORMATION	50
Item 4. Submission of Matters to a Vote of Security Holders	50
Item 6. Exhibits	50
SIGNATURES	51

PART I - FINANCIAL INFORMATION

Item 1 .	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
REVENUES
Product sales	$21,680,812	$8,821,007	$40,947,613	$22,867,149
Royalties	331,076	1,497,241	1,514,246	3,076,214
Revenues from product development agreements	1,727,059	3,377,421	3,623,933	6,171,870
Revenues from product development agreements
with related parties	141,309	2,038,577	556,572	5,156,191

Total revenues from product development agreements	1,868,368	5,415,998	4,180,505	11,328,061
Revenues from license and other agreements	238,095	79,770,095	496,190	80,008,190
Other revenues	33,521	94,389	54,981	335,316
Other revenues from related parties	132,926	75,637	338,799	151,303

Total other operating revenues	166,447	170,026	393,780	486,619

TOTAL REVENUES	24,284,798	95,674,367	47,532,334	117,766,233
EXPENSES
Cost of product sales	17,689,210	12,346,779	33,548,661	25,670,630
Cost of revenues from product development agreements	1,931,705	4,505,212	3,803,007	10,116,396
Product development and research	7,773,091	6,841,212	16,277,703	12,889,158
Patents	602,925	668,294	1,209,231	1,377,466
Operating, general and administrative (net)	3,350,847	3,297,064	6,540,875	5,809,937

TOTAL EXPENSES	31,347,778	27,658,561	61,379,477	55,863,587

INCOME (LOSS) FROM OPERATIONS	(7,062,980)	68,015,806	(13,847,143)	61,902,646
OTHER INCOME (EXPENSE)
Interest income	801,000	108,355	1,597,554	185,533
Interest expense	(33,386)	(234,379)	(197,332)	(470,806)
Equity in losses of investment in Ovonyx	(45,000)	(100,000)	(45,000)	(100,000)
Impairment loss in Rare Earth Ovonic-China	—	(1,710,000)	—	(1,710,000)
Distribution from joint venture	—	—	—	8,000,000
Other nonoperating income (expense)	33,400	267,223	(23,299)	273,130

TOTAL OTHER INCOME (EXPENSE)	756,014	(1,668,801)	1,331,923	6,177,857

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(6,306,966)	66,347,005	(12,515,220)	68,080,503
INCOME TAXES	—	1,025,000	—	1,025,000

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EXTRAORDINARY ITEM	(6,306,966)	65,322,005	(12,515,220)	67,055,503
DISCONTINUED OPERATIONS (including gain on disposition of discontinued operations of $739,602 in both of the three and six months ended December 31, 2005)	571,538	(451,019)	313,979	(836,565)
EXTRAORDINARY ITEM (net of taxes)	—	2,266,326	—	2,266,326

NET INCOME (LOSS)	$(5,735,428)	$67,137,312	$(12,201,241)	$68,485,264

CONTINUING OPERATIONS	$(.21)	$2.56	$(.43)	$2.64
DISCONTINUED OPERATIONS	.02	(.02)	.01	(.03)
EXTRAORDINARY ITEM	—	.09	—	.09

BASIC NET INCOME (LOSS) PER SHARE	$(.19)	$2.63	$(.42)	$2.70

DILUTED NET INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(.21)	$2.38	$(.43)	$2.56
DISCONTINUED OPERATIONS	.02	(.02)	.01	(.03)
EXTRAORDINARY ITEM	—	.08	—	.08

DILUTED NET INCOME (LOSS) PER SHARE	$(.19)	$2.44	$(.42)	$2.61

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2005
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $66,541,000 at December 31, 2005 and $83,964,000 at June 30, 2005	$66,955,386	$84,295,571
Short-term investments	1,979,525	11,840,526
Accounts receivable (net of allowance for uncollectible accounts of approximately $506,000 at December 31, 2005 and $412,000 at June 30, 2005)	22,766,158	19,112,613
Accounts receivable due from related parties	207,536	419,862
Inventories	21,053,936	18,066,876
Assets held for sale	—	131,797
Other	2,121,731	960,128

TOTAL CURRENT ASSETS	115,084,272	134,827,373
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	267,000	267,000
Buildings and improvements	14,495,911	14,804,999
Machinery and other equipment (including construction in progress of approximately $27,817,000 at December 31, 2005 and $1,930,000 at June 30, 2005)	91,060,015	65,784,810
Capitalized lease equipment	10,180,594	10,000,000

	116,003,520	90,856,809
Less accumulated depreciation and amortization	(32,551,061)	(29,920,832)

TOTAL PROPERTY, PLANT AND EQUIPMENT	83,452,459	60,935,977
INVESTMENT IN AND ADVANCES TO JOINT VENTURES
Ovonyx	105,000	—
Cobasys	—	—
OTHER ASSETS	2,620,095	2,300,083

TOTAL ASSETS	$201,261,826	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2005	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,010,916	$15,914,518
Salaries, wages and amounts withheld from employees	2,366,742	4,368,205
Deferred revenues under business agreements	558,507	1,288,268
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	444,323	369,010

TOTAL CURRENT LIABILITIES	26,332,868	22,892,381
LONG-TERM LIABILITIES	10,274,913	10,203,772
LONG-TERM DEFERRED PATENT LICENSE FEE	7,619,050	8,095,240
NONREFUNDABLE ADVANCE ROYALTIES	1,134,213	1,151,679

TOTAL LIABILITIES	45,361,044	42,343,072
COMMITMENTS (NOTE G)
STOCKHOLDERS' EQUITY
Capital Stock
Class A Convertible Common Stock,
par value $0.01 per share:
Authorized - 500,000 shares
Issued & outstanding — zero shares at
December 31, 2005 and 219,913 shares
at June 30, 2005	—	2,199
Class B Convertible Common Stock,
par value $0.01 per share:
Authorized, issued and outstanding - zero
shares at December 31, 2005 and 430,000
shares at June 30, 2005	—	4,300
Common Stock, par value $0.01 per share:
Authorized - 50,000,000 shares
Issued and outstanding — 29,440,013 shares at
December 31, 2005 and 28,232,970 shares
at June 30, 2005	294,400	282,330
Additional paid-in capital	452,957,184	440,577,239
Accumulated deficit	(297,392,594)	(285,191,353)
Accumulated other comprehensive income	41,792	211,586
Unearned compensation on Class B Convertible
Common Stock	—	(165,940)

TOTAL STOCKHOLDERS' EQUITY	155,900,782	155,720,361

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$201,261,826	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(12,201,241)	$68,485,264
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,858,606	4,036,710
Depreciation on discontinued operations	—	38,380
Bad debt expense	92,705	154,595
Amortization of deferred nonrefundable patent license fee	(476,190)	(476,190)
Equity in losses of investment in Ovonyx	45,000	100,000
Impairment loss in Rare Earth Ovonic	—	1,710,000
Changes in nonrefundable advance royalties	(17,466)	(1,832,492)
Stock and stock options issued for services rendered	1,393,285	428,949
Gain on sale of discontinued operations	(739,602)	—
(Gain)/Loss on sale of equipment	(36,958)	5,101
Retirement liability	150,168	166,272
Option received in exchange for license	—	(79,532,000)
Changes in working capital:
Accounts receivable	(3,746,250)	362,232
Accounts receivable due from related parties	212,326	1,885,507
Inventories	(2,987,060)	(46,074)
Other assets	(1,042,729)	(816,166)
Current portion of deferred nonrefundable patent license fee	—	952,380
Accounts payable and accrued expenses	4,098,462	(570,675)
Accounts payable and accrued expenses — related parties	(3,527)	443,434
Deferred revenues under business agreements	(729,761)	894,096
Deferred nonrefundable patent license fee	—	9,047,620

NET CASH PROVIDED BY (USED IN) OPERATIONS	(12,130,232)	5,436,943

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,396,548)	(730,370)
Purchase of investments	(1,979,525)	—
Investment in Ovonyx	(150,000)	(100,000)
Proceeds from maturities of investments	11,840,526	—
Proceeds from sale of discontinued operations	453,000	—
Proceeds from sale of property, plant and equipment	37,930	15,005

NET CASH (USED IN) INVESTING ACTIVITIES	(16,194,617)	(815,365)

FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt
obligations and capitalized lease obligations	(3,714)	(162,451)
Proceeds from exercise of stock options	11,308,801	11,423,427
Expenses related to sale of stock	(150,629)	—
Payment for services	—	(22,631)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,154,458	11,238,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(169,794)	56,582
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,340,185)	15,916,505
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,295,571	13,826,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,955,386	$29,743,042

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid for interest	$ 453,819	$ 470,806

Amounts due from sale of assets	438,887	—

Cash paid for income taxes	707,302	—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K, as amended, (which is available on the Company's website www.ovonic.com).

Nature of Business

Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy and information technologies.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as "United Solar Ovonic") and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of December 31, 2005, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned corporation with Mr. Tyler Lowrey, Intel Capital and other investors. See Note E for discussions of all of the Company's major joint ventures and investments.

Discontinued Operations

In June 2005, the Company, as part of its restructuring plan, decided to sell the assets of Ovonic Battery’s metal hydride materials manufacturing business.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

At June 30, 2005, the Company reclassified the current net book value of these fixed assets as assets held for sale, and ceased depreciating these assets.

For the three months and six months ended December 31, 2005 and 2004, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues	$24,594	$49,532	$54,788	$109,456
Costs and expenses	(192,658)	(500,551)	(480,411)	(946,021)
Gain on disposition of discontinued operations	739,602	—	739,602	—

Net income (loss) from discontinued operations	$571,538	$(451,019)	$313,979	$(836,565)

In December 2005, the Company sold Ovonic Battery’s metal hydride materials manufacturing business to Great Western Technologies Inc. (GWTI) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 to be made no later than December 12, 2006; and a third payment of $181,200 to be made no later than December 12, 2007, which has been discounted to $167,087. The Company discounted one payment to be made after December 2006, but prior to December 2007. The Company recorded a gain on this sale of $740,000. In addition, GWTI assumed the lease obligations for two of Ovonic Battery’s manufacturing plants. ECD is subleasing a portion of one of these facilities.

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

NOTE A – Summary of Accounting Policies (Continued)

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

The following schedule summarizes the contractual maturities and unrealized gains and losses on the Company’s short-term investments (in thousands):

Gross Unrealized
	Cost	Gains	(Losses)	Estimated Fair Value

Due within one year or less at December 31, 2005
Corporate Notes	$ 1,980	$ —	$ —	$ 1,980
Due within one year or less at June 30, 2005
Corporate Notes	$ 11,841	$ —	$ —	$ 11,841

Capitalized Interest

Interest on debt is capitalized during active construction periods of equipment. During the three and six months ended December 31, 2005, the Company incurred total interest costs of $226,000 and $452,000, of which $193,000 and $255,000, respectively, were capitalized as part of the new 25-megawatt (25MW) solar cell manufacturing equipment currently under construction.

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

NOTE A – Summary of Accounting Policies (Continued)

revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements. Overhead is allocated to cost of product sales through the application of overhead to inventory costs.

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Gross Expenses	$6,864,000	$6,694,000	$13,847,000	$12,616,000
Less
— allocations to product development and research	(3,268,000)	(2,756,000)	(6,780,000)	(5,351,000)
— allocations to cost of revenues from product development agreements	(245,000)	(641,000)	(526,000)	(1,456,000)

Remaining Expenses	$3,351,000	$3,297,000	$6,541,000	$5,809,000

Stock-Based Compensation

As of December 31, 2005, ECD had established a number of stock option plans as discussed in Note L. Prior to fiscal 2006, ECD applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of ECD's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under ECD's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, ECD adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for the Company due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

With the adoption of SFAS No. 123(R), ECD is required to record the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, ECD applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources.

With regard to the weighted-average option life assumption, ECD considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for a grant as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of a grant to an individual employee is presumed to exist upon the grant's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of a grant (a) cannot be negotiated by the recipient with the employer because the grant is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. ECD has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average number of shares outstanding:
- for basic net income (loss) per share	29,427,060 *	25,500,955	29,221,533 *	25,337,052
- for diluted net income (loss) per share	29,427,060 *	27,524,047	29,221,533 *	26,199,018
Net income (loss) from continuing operations	$(6,306,966)	$65,322,005	$(12,515,220)	$67,055,503
Gain (loss) on discontinued operations	571,538	(451,019)	313,979	(836,565)
Extraordinary item	—	2,266,326	—	2,266,326

Net income (loss)	$(5,735,428)	$67,137,312	$(12,201,241)	$68,485,264

Basic net income (loss) per share
Continuing operations	$(.21)	$2.56	$(.43)	$2.64
Discontinued operations	.02	(.02)	.01	(.03)
Extraordinary item	—	.09	—	.09

Basic net income (loss) per share	$(.19)	$2.63	$(.42)	$2.70

Diluted net income (loss) per share
Continuing operations	$(.21)	$2.38	$(.43)	$2.56
Discontinued operations	.02	(.02)	.01	(.03)
Extraordinary item	—	.08	—	.08

Diluted net income (loss) per share	$(.19)	$2.44	$(.42)	$2.61

* Additional weighted average shares outstanding for the 2005 periods due to the exercise of warrants to purchase 1,946,162 shares of Common Stock in April/May 2005.

Due to the Company’s net loss, the 2005 weighted average shares of potential dilutive securities of 2,189,439 and 2,378,124 for the three months and six months ended December 31, 2005, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 397,786 and 947,367 for the three months and six months ended December 31, 2004, respectively, were excluded from the 2004 calculation of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD’s Common Stock during this period, these securities would have been antidilutive regardless of the Company’s net income or loss.

NOTE B – Settlement Agreement

In July 2004, ECD announced that it and Cobasys had entered into a settlement agreement with Matsushita Electric Industrial Co. (MEI), Panasonic EV Energy Co., Ltd. (PEVE), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (NiMH) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – Settlement Agreement (Continued)

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,000 and $476,000 as revenues from license and other agreements in the three months and six months ended December 31, 2005 and 2004, respectively in connection with the amortization of this fee. In addition, Cobasys received a $20 million license fee from MEI, PEVE and Toyota, of which $4 million was placed in escrow for a next-generation NiMH battery development project plan. Upon receipt of the license fee, Cobasys, in September 2004, made an $8 million distribution each to Ovonic Battery and Chevron representing a partial reimbursement of legal expenses. The Company recorded this $8 million as a distribution from joint venture in the three months ended September 30, 2004.

NOTE C – Accounts Receivable

	December 31,	June 30,
	2005	2005
Long-term contracts not accounted for under percentage-of-completion accounting
Amounts unbilled principally on U.S. Government contracts	$622,674	$741,605
Amounts billed
U.S. Government	687,322	1,073,548

Sub-total	1,309,996	1,815,153
Amounts unbilled for other than long-term contracts
Commercial customers	3,027,289	3,401,579
Amounts billed for other than long-term contracts
Commercial customers	18,934,873	14,307,881
Allowance for uncollectible accounts	(506,000)	(412,000)

TOTAL	$22,766,158	$19,112,613

Accounts Receivable Due from Related Parties

	December 31,	June 30,
	2005	2005

Amounts unbilled on long-term contracts – Cobasys	$51,185	$62,460
Amounts billed on long-term contracts – Cobasys	67,316	296,085
Other unbilled – Ovonyx	29,635	30,469
Other billed – principally Ovonyx	59,400	30,848

TOTAL	$207,536	$419,862

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	December 31, 2005	June 30, 2005

Finished products	$3,188,874	$5,104,043
Work in process	3,388,754	3,150,529
Raw materials	14,476,308	9,812,304

	$21,053,936	$18,066,876

NOTE E – Joint Ventures and Investments

Joint Ventures

Cobasys

In July 2001, Ovonic Battery and Chevron formed a strategic alliance (Cobasys LLC). Chevron invested $160,000,000 to match the Company’s technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by Chevron.

In December 2004, as part of its focus on its core businesses, ECD and Ovonic Battery entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the time of the restructuring of the joint venture in July 2001. In consideration of the expanded licenses, ECD and Ovonic Battery received an option to purchase 4,376,633 shares, exercisable at $4.55 per share, of ECD Common Stock then owned by Chevron. The transaction increased Ovonic Battery’s revenue and decreased additional paid-in capital in the year ended June 30, 2005 by $79,532,000 based upon the value of this option using the Black-Scholes valuation model.

In July 2004, ECD and Cobasys entered into a settlement agreement with MEI, PEVE, and Toyota with respect to patent infringement disputes and counterclaims involving NiMH batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability. (See Note B for additional information on this settlement.)

The Company recorded revenues from Cobasys of $141,000 and $557,000 for the three months and six months ended December 31, 2005, respectively, and $592,000 and $1,067,000 for the three months and six months ended December 31, 2004, respectively, for services performed on behalf of Cobasys.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Revenue
Product and prototype revenues	$250,189	$200,986	$341,163	$419,040
Contract research revenue	249,005	300,976	369,193	357,565
Other revenues	601,032	460,714	1,127,325	952,381

Total Revenue	1,100,226	962,676	1,837,681	1,728,986
Expenses
Cost of product and prototype revenues	2,079,549	1,431,834	3,929,765	2,769,935
Research and development costs	5,065,453	4,841,633	9,788,076	7,414,573
Sales and marketing costs	955,745	578,803	1,798,124	1,228,347
Operating, general and administrative costs	1,913,436	1,449,637	3,513,955	2,886,302
Loss on asset impairment and disposal	164,750	—	180,810	—
Depreciation and amortization	884,734	769,142	1,718,969	1,489,061
Interest expense	644,976	—	1,240,179	—

Total Expenses	11,708,643	9,071,049	22,169,878	15,788,218

Net (Loss)	$(10,608,417)	$(8,108,373)	$(20,332,197)	$(14,059,232)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents (of which $1,050,604 is restricted as of June 30, 2005)	$1,491,558	$2,375,677
Investment securities (restricted)	—	1,994,000
Accounts receivable (net of allowance of $2,750 and $10,577 as of December 31, 2005 and June 30, 2005, respectively)	1,510,098	1,516,034
Inventories, net	3,896,810	3,540,791
Prepaid expenses	565,289	249,729
Note receivable – current portion	105,230	—

Total Current Assets	7,568,985	9,676,231
Net Property, Plant and Equipment	38,467,387	35,902,091
Assets held for sale	601,459	565,500
Cash surrender value of life insurance	639,991	567,511
Note receivable – net of current portion	70,647	—

Total Assets	$47,348,469	$46,711,333

Liabilities and Members’ Capital
Current Liabilities:
Accounts payable	$1,600,420	$2,379,324
Accounts payable, related party	55,000	301,713
Accrued expenses	2,653,410	3,161,399
Deferred revenues – current portion	1,904,762	2,150,000
Current installments of obligations under capital lease	15,272	13,513

Total Current Liabilities	6,228,864	8,005,949
Deferred revenue - noncurrent	15,375,395	16,295,219
Redeemable preferred interest – related party	43,514,714	20,135,095
Obligations under capital lease, net of current portion	24,859	33,889
Other noncurrent liabilities	1,320,490	1,024,837

Total Liabilities	66,464,322	45,494,989
Members’ Interest	(19,115,853)	1,216,344

Total Liabilities and Members’ Interest	$47,348,469	$46,711,333

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

Ovonyx

As of December 31, 2005, ECD owned 39.5% of Ovonyx, Mr. Tyler Lowrey and his colleague owned 39.5% of Ovonyx, and Intel Capital and other investors owned the remainder of the shares outstanding without giving effect to the exercise of outstanding stock options. ECD has principally contributed intellectual property and licenses for its interest in Ovonyx.

In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003, a $100,000 payment in December 2004, and $150,000 in December 2005. ECD recorded its $1,300,000 investment in Ovonyx and accounts for this investment on the equity method and recognized its proportionate share ($45,000 in the three and six months ended December 31, 2005 and $100,000 in the three and six months ended December 31, 2004) of Ovonyx losses to the extent of its $1,300,000 investment.

ECD recorded revenues from Ovonyx of $90,000 and $254,000, respectively, for the three months and six months ended December 31, 2005 and $67,000 and $136,000, respectively, for the three months and six months ended December 31, 2004, representing services provided to this corporation.

Ovonic Hydrogen Systems

In October 2000, ECD and ChevronTexaco (now Chevron) formed Texaco Ovonic Hydrogen Systems. Chevron funded the initial product and market development for this joint venture, the primary use of which was to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic hydrogen storage technology. In December 2004, Chevron transferred to ECD its interest in Texaco Ovonic Hydrogen Systems (renamed Ovonic Hydrogen Systems LLC by ECD). In accordance with SFAS 141, “Business Combinations,” the Company wrote down the assets and liabilities of Ovonic Hydrogen Systems to zero in December 2004. ECD received $4,675,000 from Chevron for payment of restructuring fees. The $4,675,000 received from Chevron was $2,266,000 (net of tax) in excess of restructuring costs.

Since December 2, 2004, Ovonic Hydrogen Systems has been wholly owned by ECD. It is funded by ECD at a reduced level and is included in the Company’s consolidated financial statements. Ovonic Hydrogen Systems is focusing on continuing to commercialize compact portable hydrogen storage canisters that have current and near-term market applications while continuing to develop and commercialize ECD’s proprietary reversible solid metal hydride-based low-pressure hydrogen storage system for longer-term stationary, transportation and infrastructure applications.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

During the three months and six months ended December 31, 2004, the Company recorded revenues of $1,446,000 and $4,089,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

Investments in Rare Earth Ovonic

During the year ended June 30, 2000, ECD and Ovonic Battery formed three joint ventures for the manufacturing and licensing of advanced NiMH battery technology, alloy powders and certain battery applications. ECD and Ovonic Battery initially contributed technology for their 19% interest in each of these joint ventures. In February 2002, ECD and Ovonic Battery jointly made a proportionate $1,710,000 cash investment in the Rare Earth Ovonic joint ventures and maintained their 19% interest in these entities. All of these joint ventures are being accounted for using the cost method of accounting.

Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures. As of December 31, 2005, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company has reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue for these contracts at December 31, 2004 of approximately $2,668,000. The Company reviewed its estimates at December 31, 2005 and no additional adjustments were made.

The Company recorded revenues related to the above equipment contracts from Rare Earth Ovonic of $320,000 and $718,000 for the three months and six months ended December 31, 2005, respectively, and $2,668,000 and $1,598,000 negative revenues for the three months and six months ended December 31, 2004, respectively. At December 31, 2004, the Company reviewed its revenues and cost estimates for its Rare Earth Ovonic joint ventures in connection with its investment ($1,710,000) in Rare Earth Ovonic. Based upon these estimates, the Company took an impairment charge of $1,710,000 as of December 31, 2004.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – Liabilities and Line of Credit

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2005 and 2004:

	Six Months Ended December 31,
	2005	2004

Liability beginning of the period	$ 1,635,532	$ 1,945,934
Amounts accrued for as warranty costs	38,989	(253,712)
Warranty claims	(82,953)	(106,628)
Liability at December 31	$ 1,591,568	$ 1,585,594

Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Compan’s methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with the Department of Energy. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $2,564,000 and $2,294,000 at December 31, 2005 and June 30, 2005, respectively, related to these issues.

Business Loan Agreement

The Company has a business loan agreement with LaSalle Bank in the amount of $4,000,000. This business loan agreement is used to provide a mechanism for the issuances of letters of credit and entering into foreign currency exchange transactions. The business loan agreement expires on August 31, 2006. This agreement contains certain covenants, including a minimum $20 million liquidity covenant. At December 31, 2005, the Company had outstanding letters of credit of $2,361,000 against the business loan agreement.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new 25MW solar cell manufacturing equipment being installed in Auburn Hills, Michigan. The Company’s total obligations under purchase commitments at December 31, 2005, were $41,928,000 ($40,451,000 of which was due within one year and $1,477,000 thereafter). The increase in purchase commitments is primarily due to new purchase commitments for the new 25MW equipment and for raw materials for United Solar Ovonic.

NOTE H – Nonrefundable Advance Royalties

At December 31 and June 30, 2005, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments, which consist of the following:

	December 31, 2005	June 30, 2005

Battery	$ 435,902	$ 435,902
Optical memory	698,311	715,777
	$1,134,213	$1,151,679

Creditable royalties earned and recognized as revenue were:

	December 31,
	2005	2004
Three months ended	$ 8,733	$ 697,123
Six months ended	$ 17,466	$1,832,492

Included in creditable royalties in the six months ended December 31, 2004 are $1,125,000 and $686,000 for both the three months and six months ended December 31, 2004 related to advance royalty payments, made in prior years by licensees to the Company, associated with license agreements under which the licensees no longer have contractual obligations to make payments.

There are no obligations in connection with any of the advance royalty agreements which require the Company to incur any additional costs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements

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

A summary of all of the Company’s revenues follows.

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005	2004

Product sales
Photovoltaics	$20,812,772		$11,235,026		$38,959,512	$24,211,343
Machine building and equipment sales	320,039		(2,667,924	)*	717,619	(1,598,035	)*
Nickel hydroxide	541,941		253,905		1,264,422	253,841
Other	6,060		—		6,060	—

Total product sales	$21,680,812		$8,821,007		$40,947,613	$22,867,149

Royalties
Battery technology
Transportation	$(62,676	)***	$406,096		$642,313	$506,276
Consumer	346,750		376,386		772,350	1,842,179	**
Optical memory	49,109		714,234	**	95,432	726,074	**
Ovonic Unified Memory	(2,107)		525		4,151	1,685
Total royalties	$331,076		$1,497,241		$1,514,246	$3,076,214
Revenues from product development agreements
Photovoltaics	$902,300		$2,447,970		$2,274,161	$4,626,583
Battery technology	16,725		148		16,725	148
Optical memory	195,478		355,228		358,880	485,585
Solid hydrogen storage systems	157,770		123,241		241,992	147,973
Manufacturing technology for OLEDs	342,218		450,834		597,195	911,581
Fuel cell technology	112,568		—		134,980	—
	1,727,059		3,377,421		3,623,933	6,171,870
Revenues from product development
agreements - related parties
Battery technology	141,309		592,360		556,572	1,067,267
Solid hydrogen storage systems	—		1,446,217		—	4,088,924
	141,309		2,038,577		556,572	5,156,191
Total revenues from product development
agreements	$1,868,368		$5,415,998		$4,180,505	$11,328,061
License and other agreements
Battery technology	$238,095		$79,770,095		$496,190	$80,008,190

* Reflects adjustment in percentage of completion revenues as of December 31, 2004. (See Note E of Notes to Consolidated Financial Statements.)
** Includes $1,125,000 for the six months ended December 31, 2004 and $686,000 for both the three months and six months ended December 31, 2004 related to advance royalty payments, made in prior years by licensees associated with license agreements under which the licensees no longer have contractual obligations to make payments (see Note H).
*** Negative transportation royalties resulted from a change in estimated royalties at December 31, 2005 based upon a recent royalty report received from one licensee.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004		2005	2004

United States	$10,737,317	$91,151,616		$20,172,750	$104,326,142
Germany	7,134,097	3,517,522		15,846,983	7,730,997
China	1,062,099	(2,336,867	)*	2,269,326	(1,190,225	)*
Japan	455,231	1,654,489		1,750,639	3,388,234
Other Countries	4,896,054	1,687,607		7,492,636	3,511,085
	$24,284,798	$95,674,367		$47,532,334	$117,766,233

* See Note E of Notes to Consolidated Financial Statements.

NOTE J – Business Segments

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Business Segments (Continued)

The Company’s operations by business segments were as follows:

Financial Data by Business Segment

(in thousands)

	United Solar Ovonic	ECD	Ovonic Battery	Consolidating Entries	Consolidated
Revenues*
Three months ended
December 31, 2005	$21,651	$15,592	$1,584	$(14,542)	$24,285
December 31, 2004	13,490	3,971	78,798	(585)	95,674
Six months ended
December 31, 2005	$41,010	$26,707	$4,547	$(24,732)	$47,532
December 31, 2004	28,582	8,044	82,149	(1,009)	117,766

Operating Income (Loss)*
Three months ended
December 31, 2005	$1,756	$(6,605)	$(2,044)	$(170)	$(7,063)
December 31, 2004	(1,906)	(5,026)	74,688	260	68,016
Six months ended
December 31, 2005	$3,437	$(14,197)	$(2,769)	$(318)	$(13,847)
December 31, 2004	(2,538)	(9,802)	73,606	637	61,903

Interest Income
Three months ended
December 31, 2005	$16	$1,632	$—	$(847)	$801
December 31, 2004	6	791	—	(689)	108
Six months ended
December 31, 2005	$31	$3,176	$—	$(1,609)	$1,598
December 31, 2004	14	1,559	—	(1,388)	185

Interest Expense**
Three months ended
December 31, 2005	$880	$—	$—	$(847)	$33
December 31, 2004	924	—	—	(689)	235
Six months ended
December 31, 2005	$1,807	$—	$—	$(1,610)	$197
December 31, 2004	1,859	—	—	(1,388)	471

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Business Segments (Continued)

	United Solar Ovonic	ECD	Ovonic Battery	Consolidating Entries	Consolidated
Equity in Net Loss of Investees
Under Equity Method
Three months ended
December 31, 2005	$—	$(45)	$—	$—	$(45)
December 31, 2004	—	(100)	—	—	(100)
Six months ended
December 31, 2005	$—	$(45)	$—	$—	$(45)
December 31, 2004	—	(100)	—	—	(100)

Depreciation Expense
Six months ended
December 31, 2005	$2,755	$932	$172	$—	$3,859
December 31, 2004	2,689	1,129	257	—	4,075

Capital Expenditures
Six months ended
December 31, 2005	$25,128	$1,314	$307	$(352)	$26,397
December 31, 2004	567	60	103	—	730

Investments in and Advances
to Equity Method Investees
Six months ended
December 31, 2005	$—	$105	$—	$—	$105
December 31, 2004	—	—	—	—	—

Identifiable Assets
Six months ended
December 31, 2005	$118,973	$220,603	$5,450	$(143,764)	$201,262
December 31, 2004	78,054	145,130	4,504	(105,075)	122,613

  * Excludes discontinued operations (Ovonic Battery)
** Excludes intercompany interest between ECD and Ovonic Battery.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Other Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net Income (Loss)	$(5,735,428)	$67,137,312	$(12,201,241)	$68,485,264
OTHER COMPREHENSIVE
INCOME (LOSS) (net of taxes):
Net unrealized gains (losses) on investments	—	—	—	—
Foreign currency translation adjustments	(42,755)	76,733	(169,794)	56,582

COMPREHENSIVE INCOME (LOSS)	$(5,778,183)	$67,214,045	$(12,371,035)	$68,541,846

There were no realized or unrealized holding gains on investments arising during the three months and six months ended December 31, 2005 and 2004. There were no reclassification adjustments for gains realized in net income for the three months and six months ended December 31, 2005 and 2004.

The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $41,792 and $211,586 at December 31, 2005 and June 30, 2005, respectively. For the three months ended December 31, 2005 and 2004, the effect from foreign currency transactions was a loss of $9,472 and a gain of $262,617, respectively. For the six months ended December 31, 2005 and 2004, the effect from foreign currency transactions was a loss of $66,058 and a gain of $274,420, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock

On September 30, 2005, in accordance with the applicable agreements, 219,913 shares of Class A Convertible Stock and 430,000 shares of Class B Convertible Stock were converted into Common Stock on a share-for-share basis.

ECD has common stock reserved for issuance as follows:

	Number of Shares
	December 31, 2005	June 30, 2005
Conversion of Class A Convertible Common Stock	—	219,913
Conversion of Class B Convertible Common Stock	—	430,000
Stock options	3,851,996	4,410,476
Warrants (see Note M)	1,737,792	1,790,892
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	5,594,998	6,856,491

ECD has two shareholder-approved plans, the 1995 Non-Qualified Stock Option Plan (1995 Stock Option Plan) pursuant to which 2,000,000 shares were reserved for grant and the 2000 Non-Qualified Stock Option Plan (2000 Stock Option Plan) pursuant to which 3,000,000 shares were reserved for grant. The plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The 1995 Stock Option Plan provides that no option shall be granted after January 26, 2005. The 2000 Stock Option Plan provides that no option shall be granted after October 25, 2010.

The exercise period for stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable with 40% of the shares vesting one year after the date of grant and 20% after each of the second, third and fourth years of grant.

In September 1993, ECD’s Compensation Committee authorized ECD to cancel stock options to purchase 94,367 and 49,630 shares of Common Stock held by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, respectively, which previously had been granted under ECD’s Amended and Restated Stock Option Plan and to grant stock options to purchase 150,000 (adjusted to 528,088 as of June 30, 2005) and 100,000 (adjusted to 342,643 as of June 30, 2005) shares of Common Stock to Mr. and Dr. Ovshinsky, respectively, which were subsequently granted to them pursuant to Stock Option agreements dated November 1993 (the “Agreements”). The weighted average exercise price of the outstanding stock options is $14.99 per share at December 31, 2005.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

A summary of the transactions during the three months and six months ended December 31, 2005 with respect to the above agreements follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	870,731	$ 14.99
Granted at fair value	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2005	870,731	$ 14.99	$ 26.0	(2)
Exercisable at September 30, 2005	870,731	$ 14.99	$ 26.0	(2)
Outstanding at December 31, 2005	870,731	$ 14.99	$ 26.0	(2)
Exercisable at December 31, 2005	870,731	$ 14.99	$ 26.0	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Twelve months after termination of employment other than voluntary termination.

In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision. No further options will be granted to Mr. and Dr. Ovshinsky under the Agreements. In consideration of the approvals by Mr. and Dr. Ovshinsky to such amendment, ECD’s Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and Dr. Ovshinsky (65,000 shares) under the 2000 Stock Option Plan.

On January 15, 1999, ECD entered into a Stock Option Agreement (the “Agreement”) with Robert C. Stempel that granted Mr. Stempel an option to purchase up to 300,000 shares of Common Stock at an exercise price of $10.688 per share, the fair market value of the Common Stock as of the date of the Agreement. The option, which is not subject to vesting requirements, may be exercised from time to time, in whole or in part, commencing as of the date of the Agreement and ending on the tenth anniversary of such date.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

A summary of the transactions during the three months and six months ended December 31, 2005 with respect to the above Agreement follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	300,000	$ 10.688
Granted at fair value	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at September 30, 2005	300,000	$ 10.688	$ 10.3	3.29
Exercisable at September 30, 2005	300,000	$ 10.688	$ 10.3	3.29
Outstanding at December 31, 2005	300,000	$ 10.688	$ 9.00	3.04
Exercisable at December 31, 2005	300,000	$ 10.688	$ 9.00	3.04

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months and six months ended December 31, 2005 was $403,000 and $903,000, increasing both basic and diluted loss $.01 and $.03, respectively, per share. As of December 31, 2005, the total unrecognized compensation cost related to nonvested stock grants was $1.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for ECD’s stock-based grants had been determined in accordance with the fair value method prescribed therein. ECD had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based grants granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding grants for the three months and six months ended December 31, 2004 (unaudited):

	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004

Net earnings, as reported	$ 67,137,312	$ 68,485,264
Deduct:
Total stock-based compensation expense determined under fair value method
for all grants	624,201	1,000,990
Pro forma net earnings	$ 66,513,111	$ 67,484,274

Earnings per common share:
Basic – as reported	$ 2.63	$ 2.70
Basic – pro forma	$ 2.61	$ 2.66
Diluted – as reported	$ 2.44	$ 2.61
Diluted – pro forma	$ 2.42	$ 2.58

A summary of the transactions during the three months and six months ended December 31, 2005 with respect to ECD’s 1995 and 2000 Stock Option Plans follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	2,268,635	$ 19.23
Granted at fair value	—	—
Exercised	474,220	$ 20.89
Expired	800	$ 10.40
Outstanding at September 30, 2005	1,793,615	$ 18.80	$ 46.8	6.02
Exercisable at September 30, 2005	1,297,325	$ 20.08	$ 32.2	5.12
Granted at fair value	—	—
Exercised	29,810	$ 18.53
Expired	56,800	$ 15.88
Outstanding at December 31, 2005	1,707,005	$ 18.90	$ 37.3	5.94
Exercisable at December 31, 2005	1,331,610	$ 19.45	$ 28.3	5.22

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

There were no stock option grants in the three months and six months ended December 31, 2005 and 2004. The total intrinsic value of stock options exercised and the total fair value of stock options vested during the three months and six months ended December 31, 2004 and 2005 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Total intrinsic value of stock options exercised	$419,207	$7,252,617	$7,051,611	$7,256,936
Total fair value of stock options vested	$843,497	$817,939	$1,365,009	$886,546

As of June 30, 2005, September 30, 2005 and December 31, 2005, there were 430,000 nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999 and amended as of September 22, 2005 with a weighted average grant date fair value of approximately $4.6 million. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

NOTE M – Subsequent Event

In January 2006, ECD received proceeds of $21,445,000 in connection with the exercise of warrants to purchase 1,337,792 shares of ECD Common Stock by a purchaser of units in the private placements of November 2003 and January 2004.

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and is qualified in its entirety by the foregoing. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of results to be expected in future periods.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about our financial condition, results of operations, plans, objectives, future performance and business. In addition, from time to time we and our representatives have made or may make forward-looking statements orally or in writing. The words “may,” “will,” “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions have been used in this Quarterly Report to identify forward-looking statements.

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

•

Our revenues and profits are dependent upon licensing arrangements and joint ventures, and our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

•

Additional research and development efforts will be required before certain products based on our technologies can be manufactured and sold commercially, and there can be no assurance that such efforts will be successful.

•	It is uncertain that the market will accept our products once the technology has been developed and commercial-scale manufacturing has been achieved.
•	We and our joint ventures and licensees may not be able to manufacture products based on our technologies successfully on a commercial scale.
•	We and our joint ventures and licensees may experience performance problems with key suppliers or subcontractors.

•	Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become obsolete or non-competitive.
•	Our ability to succeed will be dependent upon our ability to successfully implement our business plan, as to which no assurance can be given.
•	We receive a significant portion of our revenues from a small number of customers.
•	Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our Cobasys joint venture and our NiMH battery business.
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
•

We have disclosed a material weakness in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

Risks Related to Our Intellectual Property

•	Our success depends in part upon our ability to protect our intellectual property and our proprietary technology.
•	We rely on trade secrets and other confidential information to maintain our proprietary position.
•	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
•	Third parties may own or control patents or patent applications that are infringed by our products or technologies.

Risk Related to an Investment in Our Common Stock

•	Our stock price has been subject to significant volatility and your investment could suffer a decline in value.
•	Our quarterly operating results may fluctuate significantly.

•	Because we do not intend to pay dividends, you will not receive funds without selling shares and, depending on when you sell your shares, you may lose the entire amount of your investment.
•	Provisions in our certificate of incorporation and bylaws and Delaware law may delay or prevent an acquisition of our company.

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

Critical Accounting Policies

Effective July 1, 2005, ECD adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for ECD due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

With the adoption of SFAS No. 123(R), ECD is required to record the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, ECD applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. There were no stock option grants during the three months and six months ended December 31, 2005.

With regard to the weighted-average option life and forfeiture rate assumptions, ECD considers the behavior of past grants and models the pattern of aggregate exercises and forfeitures. Patterns are determined on specific criteria of the aggregate pool of optionees. There were no stock option grants during the three months and six months ended December 31, 2005.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for a grant as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of a grant to an individual employee is presumed to exist upon the grant's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of a grant (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. ECD has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

Results of Operations

Three Months Ended December 31, 2005 compared to Three Months Ended December 31, 2004

Overview

The Company had a net loss of $5,735,000 in the three months ended December 31, 2005 compared to a net income of $67,137,000 in the three months ended December 31, 2004. In December 2004, Ovonic Battery recognized revenue from a one-time, non-cash license fee of $79,532,000 in connection with expanding the scope of the license granted to Cobasys. The net loss for the three months ended December 31, 2004, without this one-time, non-cash license fee, would have been $12,395,000. On a comparable basis, the net loss of $5,735,000 in the three months ended December 31, 2005 improved by $6,660,000 compared to the three months ended December 31, 2004, excluding the one-time, non-cash license fee.

In addition to the aforementioned one-time, non-cash license fee of $79,532,000, other major changes in operating income (loss) were as follows:

•

United Solar’s product sales increased 86% to $20,896,000 for 2005 compared to $11,235,000 for 2004. United Solar’s gross profit increased to $4,425,000 for 2005 compared to a negative margin of $220,000 for 2004.

•

Royalties decreased to $331,000 in 2005 from $1,497,000 in 2004 due to $686,000 recognized in 2004 from an advance royalty payment made in prior years by a licensee to ECD associated with a license agreement under which the licensee no longer had contractual obligation to make payments and a change in estimated royalties based upon a recent royalty report received from a licensee.

•

Overall spending for product development and research decreased by $1,641,000 as a result of our restructuring program; however, funding decreased by $3,548,000 resulting in an increase of $1,907,000 in the net cost of product development.

•	$2,266,000 extraordinary gain in 2004 due to payment received from Chevron in excess of restructuring costs (see Note E).
•	$1,710,000 impairment loss in 2004 for Rare-Earth Ovonic.

For the three months ended December 31, 2005, the Company had a gain from discontinued operations of $572,000. For the three months ended December 31, 2004, the loss from discontinued operations was $451,000.

The table below summarizes each of the Company’s business segment’s operating results (in thousands) for the three months ended December 31, 2005 and 2004.

	Revenues			Income (Loss) from Operations
Segment	2005	2004		2005	2004
United Solar Ovonic	$ 21,651	$ 13,490		$ 1,756	$(1,906)
Energy Conversion Devices	15,592	3,971		(6,605)	(5,026)
Ovonic Battery (1)	1,584	78,798	(2)	(2,044)	74,688 (2)
Consolidating Entries	(14,542)	(585)		(170)	260
Consolidated	$ 24,285	$ 95,674	(2)	$(7,063)	$68,016 (2)
(1)	Excludes discontinued operations.
(2)	Includes a one-time, non-cash license fee of $79,532,000.

United Solar Ovonic Segment

The United Solar Ovonic segment’s operating income improved by $3,662,000 in 2005 versus 2004 primarily due to significantly higher product sales and the impact of cost reductions in 2005.

United Solar Ovonic’s 2005 revenues increased by $8,161,000 primarily due to increased product sales. Photovoltaic product sales increased by 86% to $20,896,000 for 2005 from $11,235,000 for 2004. This increase was principally attributable to higher shipments of photovoltaic products ($6,775,000), sales of $2,344,000 recognized in the three months ended December 31, 2005 for shipments physically shipped under Delivered Duty Paid (DDP) terms in the prior quarter, and higher pricing ($464,000).

Gross profit on United Solar Ovonic’s product sales was $4,425,000 (21.2% gross profit margin) in 2005 compared to a gross loss of $220,000 in 2004 due to higher sales, lower material costs, and improved absorption of fixed costs as United Solar Ovonic's production reached its full-rated capacity of 25MW annually in 2005.

United Solar Ovonic’s revenues from product development agreements in the three months ended December 31, 2005 were $750,000 compared to $2,255,000 in 2004. The

37

decrease in 2005 was principally due to lower revenues on the U.S. Air Force contract for the development of new products for space and airship applications due to a reduction in work performed on this contract in 2005 and a delay in the start up of the replacement contract with National Renewal Energy Laboratory (NREL) (zero in the three months ended December 31, 2005 compared to $253,000 in the three months ended December 31, 2004).

Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 50% of its cost of product development. Revenues from product development agreements decreased by $1,505,000 and spending decreased by $768,000, resulting in an increase of $737,000 in net cost of product development.

	Three Months Ended December 31,
	2005	2004

Cost of revenues from product development agreements	$ 668,000	$ 1,308,000
Product development and research	839,000	967,000
Total cost of product development	1,507,000	2,275,000
Revenues from product development agreements	750,000	2,255,000
Net cost of product development	$ 757,000	$ 20,000

While product sales increased 86%, United Solar Ovonic’s operating, general and administrative expenses (net of allocations) increased by only $242,000 (15%) in 2005. $236,000 of the increase resulted from higher personnel costs and $29,000 from higher utility costs, both due to increased manufacturing and sales volumes.

The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

Energy Conversion Devices Segment

The ECD segment had an increased operating loss in 2005, versus 2004, primarily due to a $1,446,000 decrease in the segment’s hydrogen development contract revenues.

ECD’s product sales, consisting of machine building, increased to $14,329,000 in the three months ended December 31, 2005 compared to $41,000 in the three months ended December 31, 2004 with the increase in work performed to construct the new 25MW production equipment for United Solar Ovonic. These sales were made to a consolidated subsidiary and are eliminated in consolidation.

ECD’s revenues from product development agreements decreased in the three months ended December 31, 2005 to $1,070,000 from $3,012,000 in the three months ended December 31, 2004, due to lower revenues from Ovonic Hydrogen Systems, which is now a wholly owned subsidiary of ECD, (zero in 2005 versus $1,446,000 in 2004), plus reduced revenues on contracts with National Institute of Standards and Technology (NIST) ($480,000 in 2005 versus $599,000 in 2004) for work done in optical switching and developing manufacturing technology related to optical switching and organic light-emitting diodes (OLEDs), and reduced revenues ($105,000 in 2005 versus $425,000 in 2004) on work performed by ECD on United Solar Ovonic’s U.S. Air Force contract.

Revenues from product development agreements for the ECD segment for the three months ended December 31, 2005 funded 18% of this segment’s cost of product development. Revenues from product development agreements decreased by $1,942,000 while spending decreased by $636,000, principally in the hydrogen technology, resulting in an increase of $1,306,000 in net cost of product development.

	Three Months Ended December 31,
	2005	2004
Cost of revenues from product development agreements	$ 1,348,000	$ 3,057,000
Product development and research	4,743,000	3,670,000
Total cost of product development	6,091,000	6,727,000
Revenues from product development agreements	1,070,000	3,012,000
Net cost of product development	$ 5,021,000	$ 3,715,000

Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD’s Ovonic threshold/memory technology. Additionally, since acquiring a 100% interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies at a reduced level. ECD is also continuing development of its photovoltaics, optical switching, and OLED manufacturing technologies.

ECD’s royalties, consisting principally of optical memory royalties, were $47,000 in 2005 compared to $715,000 in 2004. The 2004 royalties included $686,000 related to advance royalty payments, made in prior years by a licensee to the Company, associated with a license agreement under which the licensee no longer has contractual obligations to make payments.

Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of ECD’s joint ventures. Other revenues were $139,000 in the three months ended December 31, 2005 down from $203,000 in the three months ended December 31, 2004. The decrease in other revenues in 2005 was primarily due to a decrease in machine shop revenue from United Solar Ovonic.

ECD’s operating, general and administrative expenses (net of allocations) were $1,898,000 in 2005 compared to $1,533,000 in 2004. The increase in the net expense for 2005 was principally due to expenses of $373,000 of the total consolidated expense of $403,000 recorded in 2005 in connection with the adoption of SFAS 123(R) (see Note L of Notes to Consolidated Financial Statements), partially offset by a reduction in 2005 for costs related to compliance with Sarbanes-Oxley requirements.

Ovonyx is included in the ECD segment. This investment is not consolidated; it is accounted for using the equity method of accounting and, thus, no Ovonyx revenues or expenses are included in ECD’s results of operations for 2005 and 2004. During the three months ended December 31, 2005, ECD recognized $45,000 in its equity in losses of investment in Ovonyx compared to $100,000 recognized in the three months ended December 31, 2004.

Ovonic Battery Segment

The Ovonic Battery segment had an increased operating loss in the three months ended December 31, 2005 versus 2004. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with an expanded license granted to Cobasys. The loss from operations for the three months ended December 31, 2004, without this one-time, non-cash license fee of $79,532,000, would have been $4,844,000. On a comparable basis, the loss from operations of $2,044,000 in the three months ended December 31, 2005 improved by $2,800,000 compared to the three months ended December 31, 2004, excluding this one-time, non-cash license fee.

The decrease in Ovonic Battery’s revenues was primarily due to the aforementioned $79,532,000 license fee in 2004 and a reduction in revenues from product development agreements principally related to decreased activities under the advanced product development agreement from Cobasys as Cobasys staffed up to assume full responsibility for its product development activities and is no longer reliant on Ovonic Battery.

Equipment sales revenues increased to $320,000 in 2005 from negative $2,668,000 in 2004, related to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, which is nearing completion. Nickel hydroxide sales were $542,000 in 2005 and $254,000 in 2004.

Revenues from product development agreements for the Ovonic Battery segment in the three months ended December 31, 2005 funded 7% of Ovonic Battery’s cost of product development as it continues to develop its core technologies. Revenues from product development agreements decreased by $434,000 and spending decreased by $570,000, resulting in a decrease of $136,000 in net cost of product development.

	Three Months Ended December 31,
	2005	2004

Cost of revenues from product development agreements	$ 26,000	$ 582,000
Product development and research	2,191,000	2,205,000
Total cost of product development	2,217,000	2,787,000
Revenues from product development agreements	158,000	592,000
Net cost of product development	$ 2,059,000	$ 2,195,000

Royalties from NiMH batteries for transportation applications decreased to negative $63,000 in 2005, down from $406,000 in 2004. Overall royalties decreased by 64% to $284,000 in the three months ended December 31, 2005 from $782,000 in the three months ended December 31, 2004 due to a change in estimated royalties based upon a recent royalty report received from one licensee.

Revenues from license and other agreements decreased to $238,000 in the three months ended December 31, 2005 from $79,770,000 in the three months ended December 31, 2004. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with expanding the scope of the license granted to Cobasys. The 2005 and 2004 license fees include $238,000 for the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery’s United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $310,000 in the three months ended December 31, 2005 from $373,000 in the three months ended December 31, 2004.

Ovonic Battery’s operating, general and administrative expenses (net of allocations) were negative $339,000 in 2005 compared to $136,000 in 2004. The decrease was primarily due to a reduced allocation in 2005 from ECD and other reductions in costs.

Other Income/Expense

The $2,425,000 increase in other income (net) ($756,000 income in 2005 compared to $1,669,000 loss in 2004) resulted primarily from higher interest income ($801,000 in 2005 compared to $108,000 in 2004) due to increased funds available for investment and higher interest rates and a $1,710,000 impairment loss in Rare Earth Ovonic-China in 2004.

Six Months Ended December 31, 2005 compared to Six Months Ended December 31, 2004

Overview

The Company had a net loss of $12,201,000 in the six months ended December 31, 2005 compared to a net income of $68,485,000 in the six months ended December 31, 2004. In December 2004, the Company recognized a one-time non-cash license fee of $79,532,000 in connection with an expanded license granted to Cobasys. The net loss for the six months ended December 31, 2004, without this one-time, non-cash license fee of $79,532,000 (recognized in December 2004), would have been $11,047,000. On a comparable basis, the net loss of $12,201,000 in the six months ended December 31, 2005 increased by $1,154,000 compared to the six months ended December 31, 2004, excluding this one-time, non-cash license fee.

In addition to the aforementioned one-time, non-cash license fee of $79,532,000, other major changes in operating income (loss) were as follows:

•

United Solar’s product sales increased 61% to $39,043,000 for 2005 compared to $24,211,000 for 2004. United Solar’s gross profit increased to $7,992,000 for 2005 compared to a gross profit of $389,000 for 2004.

•

Royalties decreased to $1,514,000 in 2005 from $3,076,000 in 2004 due to $1,125,000 and $686,000 recognized in 2004 from advance royalty payments made in prior years by licensees to Ovonic Battery and ECD, respectively, associated with license agreements under which the licensees no longer had contractual obligation to make payments.

•

Overall spending for product development and research decreased by $2,924,000 as a result of our restructuring program; however, funding decreased by $7,148,000 resulting in an increase of $4,224,000 in the net cost of product development.

•	$2,266,000 extraordinary gain in 2004 due to payment received from Chevron in excess of restructuring costs (see Note E).
•	$8,000,000 income in 2004 resulting from a distribution from our joint venture Cobasys related to a partial reimbursement of legal fees related to the MEI settlement (see Note B).
•	$1,710,000 impairment loss in 2004 for Rare-Earth Ovonic.

For the six months ended December 31, 2005, the Company had a gain from discontinued operations of $314,000, and for the six months ended December 31, 2004, the loss from discontinued operations was $837,000.

The table below summarizes each of the Company’s business segment’s operating results (in thousands) for the six months ended December 31, 2005 and 2004.

	Revenues			Income (Loss) from Operations
Segment	2005	2004		2005	2004
United Solar Ovonic	$ 41,010	$ 28,582		$ 3,437	$(2,538)
Energy Conversion Devices	26,707	8,044		(14,197)	(9,802)
Ovonic Battery (1)	4,547	82,149	(2)	(2,769)	73,606 (2)
Consolidating Entries	(24,732)	(1,009)		(318)	637
Consolidated	$ 47,532	$ 117,766	(2)	$(13,847)	$61,903 (2)
(1)	Excludes discontinued operations.
(2)	Includes a one-time, non-cash license fee of $79,532,000.

United Solar Ovonic Segment

The United Solar Ovonic segment’s operating income improved by $5,975,000 in 2005 versus 2004 primarily due to significantly higher product sales and the impact of cost reductions in 2005.

United Solar Ovonic’s 2005 revenues increased by $12,428,000 primarily due to increased product sales. Photovoltaic product sales increased by 61% to $39,043,000 for 2005 from $24,211,000 for 2004. This increase was principally attributable to higher shipments of photovoltaic products ($10,470,000), sales of $4,015,000 recognized in the six months ended December 31, 2005 for shipments physically shipped under DDP terms in the prior periods and higher pricing ($429,000).

Gross profit on United Solar Ovonic’s product sales was $7,992,000 (20.5% gross profit margin) in 2005 compared to a gross profit of $389,000 in 2004 because of higher sales, lower material costs, and improved absorption of fixed costs in 2005.

United Solar Ovonic’s revenues from product development agreements in the six months ended December 31, 2005 were $1,961,000 compared to $4,201,000 in 2004. The decrease in 2005 was principally due to lower revenues on the U.S. Air Force contract for the development of new products for space and airship applications due to a reduction in work performed on this contract in 2005 and a delay in the start up of the replacement contract with NREL (zero in the six months ended December 31, 2005 compared to $450,000 in the six months ended December 31, 2004).

Revenues from product development agreements for the United Solar Ovonic segment in 2005 funded 64% of its cost of product development. Revenues from product development agreements decreased by $2,240,000 and spending decreased by $1,301,000, resulting in an increase of $939,000 in net cost of product development.

	Six Months Ended December 31,
	2005	2004
Cost of revenues from product development agreements	$ 1,411,000	$ 2,917,000
Product development and research	1,658,000	1,453,000
Total cost of product development	3,069,000	4,370,000
Revenues from product development agreements	1,961,000	4,201,000
Net cost of product development	$ 1,108,000	$ 169,000

While product sales increased 61%, United Solar Ovonic’s operating, general and administrative expenses (net of allocations) increased by only $520,000 (18%) in 2005. $406,000 of the increase resulted from higher personnel costs and $104,000 from higher utility costs, both due to increased manufacturing and sales volumes.

The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

Energy Conversion Devices Segment

The ECD segment had an increased operating loss in 2005, versus 2004, primarily due to a $4,089,000 decrease in the segment’s hydrogen development contract revenues.

ECD’s product sales, consisting of machine building, were $24,354,000 in 2005 compared to $73,000 in 2004 with the increase in work performed to construct the new 25MW equipment for United Solar Ovonic. These sales were made to a consolidated subsidiary. These sales are eliminated in consolidation.

ECD’s revenues from product development agreements decreased in the six months ended December 31, 2005 to $1,863,000 from $6,855,000 in the six months ended December 31, 2004, due to lower revenues from Ovonic Hydrogen Systems, which is now a wholly owned subsidiary of ECD, (zero in 2005 versus $4,089,000 in 2004), plus reduced revenues on contracts with NIST ($849,000 in 2005 versus $1,190,000 in 2004) for work done in optical switching and developing manufacturing technology related to OLEDs, and reduced revenues ($204,000 in 2005 versus $780,000 in 2004) on work performed by ECD on United Solar Ovonic’s U.S. Air Force contract.

Revenues from product development agreements for the ECD segment for the six months ended December 31, 2005 funded 15% of this segment’s cost of product development. Revenues from product development agreements decreased by $4,992,000 while spending decreased by $1,233,000, principally in the hydrogen technology, resulting in an increase of $3,759,000 in net cost of product development.

	Six Months Ended December 31,
	2005	2004

Cost of revenues from product development agreements	$ 2,322,000	$ 6,949,000
Product development and research	10,511,000	7,117,000
Total cost of product development	12,833,000	14,066,000
Revenues from product development agreements	1,863,000	6,855,000
Net cost of product development	$10,970,000	$ 7,211,000

Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD’s Ovonic threshold/memory technology. Additionally, since acquiring a 100% interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies at a reduced level. ECD is also continuing development of its photovoltaics, optical switching, and OLED manufacturing technologies.

ECD’s royalties, consisting principally of optical memory royalties, were $100,000 in 2005 compared to $728,000 in 2004. The 2004 royalties included $686,000 related to advance royalty payments, made in prior years by a licensee to the Company, associated with a license agreement under which the licensee no longer has contractual obligations to make payments.

Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of ECD’s joint ventures. Other revenues were $372,000 in the six months ended December 31, 2005 down from $388,000 in the six months ended December 31, 2004. The decrease in other revenues in 2005 was primarily due to a decrease in laboratory services revenue.

ECD’s operating, general and administrative expenses (net of allocations) were $3,455,000 in 2005 compared to $2,422,000 in 2004. The increase in the net expense for 2005 was principally due to expenses of $800,000 of the total consolidated expense of $903,000 recorded in 2005 in connection with the adoption of SFAS 123(R) (see Note L of Notes to Consolidated Financial Statements) and an increase of $235,000 in 2005 for the costs associated with nonemployee stock options, partially offset by a reduction in 2005 for costs related to compliance with Sarbanes-Oxley requirements.

Ovonyx is included in the ECD segment. This investment is not consolidated; it is accounted for using the equity method of accounting and, thus, no revenues or expenses of Ovonyx are included in ECD’s results of operations for 2005 and 2004. During the six months ended December 31, 2005, ECD recognized $45,000 in its equity in losses of investment in Ovonyx compared to $100,000 recognized in the six months ended December 31, 2004.

Ovonic Battery Segment

The Ovonic Battery segment had an increased operating loss in the six months ended December 31, 2005 versus 2004. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with expanding the scope of the license granted to Cobasys. The loss for the six months ended December 31, 2004, without this one-time, non-cash license fee of $79,532,000, would have been $5,926,000. On a comparable basis, the loss from operations of $2,769,000 in the six months ended December 31, 2005 improved by $3,157,000 compared to the six months ended December 31, 2004, excluding this one-time, non-cash license fee. In addition, $1,125,000 in royalties was recognized in the six months ended December 31, 2004 – see Note H of Notes to Consolidated Financial Statements.

The decrease in Ovonic Battery’s revenues was primarily due to the fact that in December 2004 Ovonic Battery recognized the aforementioned one-time, non-cash license fee of $79,532,000.

Equipment sales revenues increased to $718,000 in 2005 from negative $1,598,000 in 2004, related to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment, which is nearing completion. Nickel hydroxide sales were $1,264,000 in 2005 and $254,000 in 2004.

Revenues from product development agreements for the Ovonic Battery segment in the six months ended December 31, 2005 funded 13% of Ovonic Battery’s cost of product development as it continues to develop its core technologies. Revenues from product development agreements decreased by $494,000 and spending decreased by $969,000, resulting in a decrease of $475,000 in net cost of product development.

	Six Months Ended December 31,
	2005	2004
Cost of revenues from product development agreements	$ 287,000	$ 1,045,000
Product development and research	4,109,000	4,320,000
Total cost of product development	4,396,000	5,365,000
Revenues from product development agreements	573,000	1,067,000
Net cost of product development	$ 3,823,000	$ 4,298,000

Royalties from NiMH batteries for transportation applications increased to $642,000 in 2005, up from $506,000 in 2004. Overall royalties decreased by 40% to $1,415,000 in the six months ended December 31, 2005 from $2,348,000 in the six months ended December 31, 2004 due to the recognition in 2004 of $1,125,000 related to an advance royalty payment made by a licensee to Ovonic Battery in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments, partially offset by the increase in royalties for transportation applications.

Revenues from license and other agreements decreased to $496,000 in the six months ended December 31, 2005 from $80,008,000 in the six months ended December 31, 2004. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with an expanded license granted to Cobasys. The 2005 and 2004 license fees include $476,000 for the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). In addition, in 2005 Ovonic Battery received a $20,000 license fee from Intellect Battery, a Chinese licensee. Revenues from license and other agreements depend on a small number of new business arrangements, are sporadic and vary dramatically from period to period.

Patent expenses were incurred in 2005 and 2004 in connection with the protection of Ovonic Battery’s United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $632,000 in the six months ended December 31, 2005 from $812,000 in the six months ended December 31, 2004.

Ovonic Battery’s operating, general and administrative expenses (net of allocations) were negative $210,000 in 2005 compared to $540,000 in 2004. The decrease was due to a reduced allocation in 2005 from ECD and other reductions in costs.

Other Income/Expense

The $4,846,000 decrease in other income (net) ($1,332,000 income in 2005 compared to $6,178,000 income in 2004) resulted primarily from an $8,000,000 distribution from joint venture in 2004 related to a partial reimbursement of legal fees related to the MEI settlement, partially offset by higher interest income ($1,598,000 in 2005 compared to $186,000 in 2004) due to increased funds available for investment and higher interest rates and an impairment loss of $1,710,000 in Rare Earth Ovonic-China in 2004.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $66,955,000 consolidated cash and cash equivalents consisting of money market funds, certificates of deposit and corporate notes, classified as available-for-sale, maturing from one day to three months and had consolidated working capital of $88,751,000.

In January 2006, ECD received proceeds of $21,445,000 in connection with the exercise of warrants to purchase 1,337,792 shares of ECD Common Stock by a purchaser of units in the private placements of November 2003 and January 2004.

Our strategy is to transition from a highly successful research-oriented company to the next phase of development, which is to commercialize the products we have developed, increase manufacturing capacity of our United Solar Ovonic subsidiary and concentrate on growing sales revenues and equity value in our core commercial businesses United Solar Ovonic, Cobasys and Ovonyx. The Company intends to continue its efforts to secure funding to finance its hydrogen, fuel cell and other technologies.

ECD has commenced construction of new United Solar Ovonic 25MW manufacturing equipment at a total cost of, including leasehold improvements, $70,000,000, which is anticipated to begin manufacturing products in the Fall of 2006 following optimization of the manufacturing equipment. In addition, the Company is evaluating a number of alternatives to increase its manufacturing capacity in order to accelerate the growth of the United Solar Ovonic segment.

The commercialization of ECD’s Ovonic Unified Memory through the Ovonyx corporation does not require financial support because Ovonyx has generated sufficient funds for its operations through licensing activities. In December 2005, Ovonyx and Samsung entered into a long-term, royalty-bearing license agreement for Ovonyx’ intellectual property relating to the OUM thin-film semiconductor memory technology.

The commercialization of NiMH battery systems by the Cobasys joint venture does not currently require financial support due to the mechanism for additional funding by Chevron reached in December 2004 which provides for Chevron to continue funding the Cobasys expansion. Chevron will be entitled to priority right of repayment for providing the additional funding. ECD and Chevron will each continue to own a 50% interest in Cobasys subject to adjustment under certain circumstances.

The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2006 to decrease to approximately $8,940,000, compared to $21,015,000 received in the year ended June 30, 2005, due to reduced funding to be received in the year ending June 30, 2006 from Chevron, Cobasys and the U.S. Air Force programs.

In December 2005, United Solar Ovonic signed an agreement with Actus Lend Lease to supply 6MW of PV products for the world's largest solar-powered residential community on the Island of Oahu, Hawaii, for the United States Army.

Our current backlog of orders for machine-building and equipment sales contracts and photovoltaic products is $58,680,000 (of which we expect to recognize $40,088,000 in fiscal 2006) compared to a backlog of $52,059,000 at June 30, 2005. The backlog includes $58,638,000 at December 31, 2005, including approximately $1,071,000 for the Actus order representing the initial shipments under this order, and $51,299,000 at June 30, 2005, at United Solar Ovonic.

During the six months ended December 31, 2005, $12,130,000 of cash was used in operating activities. The difference between the net loss of $12,201,000 and the net cash used in operations was principally due to increases in accounts receivable ($3,746,000), inventories ($2,987,000) and other assets ($1,043,000), partially offset by depreciation and stock issued for services rendered, including $903,000 for stock-based compensation expense recognized in connection with the adoption of SFAS 123(R). These differences were also partially offset by an increase in accounts payable and accrued expenses ($4,098,000) and a decrease in accounts receivable due from related parties ($212,000).

The Company spent $26,397,000 on property, plant and equipment during the six months ended December 31, 2005, principally for United Solar Ovonic’s manufacturing expansion. In total, the Company expects to spend $51,000,000 for capital expenditures in fiscal 2006, primarily to double United Solar Ovonic’s capacity to manufacture solar modules and for leasehold improvements to the Company’s facilities.

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

In order to fund the planned accelerated growth, the Company is exploring many alternatives including, but not limited to, equity and debt financing, new business agreements and government-sponsored programs. The Company is also in discussions with potential partners to fund its various activities, including its hydrogen, information and fuel cell programs. No assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs.

Management believes that funds generated from operations, new business agreements, exercises of stock options, cost-containment initiatives, and existing cash and cash equivalents will be adequate to support and finance planned growth, capital expenditures and company-sponsored product development programs over the coming year.

Item 3 .	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $68,521,000 and $95,805,000 of these investments (including cash equivalents) on December 31, 2005 and June 30, 2005, respectively. On December 31, 2005, the investments had an average maturity of less than 30 days. It is the Company's policy that investments (including cash equivalents) shall be rated "A" or higher by Moody's or Standard and Poor's, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. As of December 31, 2005, the risk associated with changes in interest rates is minimal due to the short average maturity of the investments.

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

We are confident that, as of December 31, 2005, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

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

As of December 31, 2005, an evaluation was carried out under the supervision of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weakness and the remediation set forth above, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 4 .	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders (the “Meeting”) held on November 15, 2005, the following directors were elected for the ensuing year and until their successors are duly elected and qualified:

	For	Withheld
Robert I. Frey	26,349,249	413,630
William J. Ketelhut	26,363,834	399,045
Florence I. Metz	26,418,536	344,343
Iris M. Ovshinsky	25,947,248	815,631
Stanford R. Ovshinsky	26,144,915	617,964
Stephen Rabinowitz	26,461,540	301,339
Robert C. Stempel	26,236,988	525,891

Also approved at the Meeting was the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending June 30, 2006 (with 26,500,511 votes For; 186,978 votes Against; and 75,390 Abstentions).

Item 6 .	Exhibits

A.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.

(Registrant)

By:	/s/ Stephan W. Zumsteg
Stephan W. Zumsteg
Date: February 9, 2006	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Robert C. Stempel
Robert C. Stempel
Date: February 9, 2006	Chairman and Chief Executive Officer