Form 10-Q
period 2006-03-31
ENERGY CONVERSION DEVICES INC
filed 2006-05-10
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

As of May 5, 2006, there were 39,046,240 shares of ECD's Common Stock outstanding.

Page 1 of 51 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PART   I  —  FINANCIAL INFORMATION

Item 1.     Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
REVENUES
Product sales	$21,401,379	$13,449,653	$62,348,992	$36,316,802
Royalties	1,703,837	670,128	3,218,083	3,746,342
Revenues from product development agreements	3,146,206	2,901,312	6,770,139	9,073,182
Revenues from product development
agreements with related parties	120,936	460,586	677,508	5,616,777
Total revenues from product development
agreements	3,267,142	3,361,898	7,447,647	14,689,959
Revenues from license and other agreements	288,080	238,095	784,270	80,246,285
Other revenues	54,293	80,169	109,274	414,485
Other revenues from related parties	242,577	95,660	581,376	247,963
Total other revenues	296,870	175,829	690,650	662,448
TOTAL REVENUES	26,957,308	17,895,603	74,489,642	135,661,836

EXPENSES
Cost of product sales	16,526,482	12,593,127	50,075,143	38,263,757
Cost of revenues from product development
agreements	2,786,423	3,229,416	6,589,430	13,345,812
Product development and research	8,757,646	7,102,601	25,035,349	19,991,759
Patents	693,270	711,718	1,902,501	2,089,184
Operating, general and administrative (net)	5,647,002	5,544,803	12,187,877	11,354,740
TOTAL EXPENSES	34,410,823	29,181,665	95,790,300	85,045,252

INCOME (LOSS) FROM OPERATIONS	(7,453,515)	(11,286,062)	(21,300,658)	50,616,584

OTHER INCOME (EXPENSE)
Interest income	1,932,808	409,019	3,530,362	594,552
Interest expense	—	(70,364)	(197,332)	(541,170)
Equity in losses of joint ventures	(105,000)	—	(150,000)	(100,000)
Impairment loss in Rare Earth Ovonic-China	—	—	—	(1,710,000)
Distribution from joint venture	—	—	—	8,000,000
Other nonoperating income (expense)	(328)	(196,141)	(23,627)	76,989
TOTAL OTHER INCOME (EXPENSE)	1,827,480	142,514	3,159,403	6,320,371

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(5,626,035)	(11,143,548)	(18,141,255)	56,936,955

INCOME TAXES (Benefit)	—	(198,136)	—	826,864

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(5,626,035)	(10,945,412)	(18,141,255)	56,110,091

DISCONTINUED OPERATIONS (including gain on
disposition of discontinued operations of $739,602
in the nine months ended March 31, 2006)	—	(304,576)	313,979	(1,141,141)

EXTRAORDINARY ITEM (net of taxes)	—	—	—	2,266,326

NET INCOME (LOSS)	$(5,626,035)	$(11,249,988)	$(17,827,276)	$57,235,276

BASIC NET INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(.17)	$(.38)	$(.60)	$2.12
DISCONTINUED OPERATIONS	—	(.01)	.01	(.04)
EXTRAORDINARY ITEM	—	—	—	.08
BASIC NET INCOME (LOSS) PER SHARE	$(.17)	$(.39)	$(.59)	$2.16

DILUTED NET INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(.17)	$(.38)	$(.60)	$2.04
DISCONTINUED OPERATIONS	—	(.01)	.01	(.04)
EXTRAORDINARY ITEM	—	—	—	.08
DILUTED NET INCOME (LOSS) PER SHARE	$(.17)	$(.39)	$(.59)	$2.08

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS

	March 31, 2006	June 30, 2005
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of approximately $281,830,000
at March 31, 2006 and $83,964,000 at June 30, 2005	$281,834,593	$84,295,571
Short-term investments	105,109,667	11,840,526
Accounts receivable (net of allowance for uncollectible accounts
of approximately $510,000 at March 31, 2006 and $412,000 at June 30, 2005)	23,683,154	19,532,475
Inventories	21,190,064	18,066,876
Assets held for sale	—	131,797
Other	2,070,627	960,128
TOTAL CURRENT ASSETS	433,888,105	134,827,373

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	267,000	267,000
Buildings and improvements	14,581,273	14,804,999
Machinery and other equipment	64,126,652	63,994,972
Capitalized lease equipment	10,181,914	10,000,000
	89,156,839	89,066,971
Less accumulated depreciation and amortization	(34,121,489)	(29,920,832)
NET DEPRECIABLE ASSETS	55,035,350	59,146,139
Construction in progress	40,739,082	1,789,838
TOTAL PROPERTY, PLANT AND EQUIPMENT	95,774,432	60,935,977

INVESTMENT IN AND ADVANCES TO JOINT VENTURES
Ovonyx	—	—
Cobasys	—	—

OTHER ASSETS	2,619,303	2,300,083

TOTAL ASSETS	$532,281,840	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2006	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,108,129	$15,914,518
Salaries, wages and amounts withheld from employees	3,299,042	4,368,205
Deferred revenues under business agreements	312,634	1,288,268
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	455,603	369,010
TOTAL CURRENT LIABILITIES	26,127,788	22,892,381

LONG-TERM LIABILITIES	10,167,541	10,203,772

LONG-TERM DEFERRED PATENT LICENSE FEE	7,380,955	8,095,240

NONREFUNDABLE ADVANCE ROYALTIES	459,462	1,151,679

TOTAL LIABILITIES	44,135,746	42,343,072

COMMITMENTS (NOTE G)

STOCKHOLDERS' EQUITY
Capital Stock
Class A Convertible Common Stock,
par value $0.01 per share:
Authorized – zero shares at March 31, 2006 and
500,000 shares at June 30, 2005
Issued & outstanding – zero shares at March 31,
2006 and 219,913 shares at June 30, 2005	—	2,199

Class B Convertible Common Stock,
par value $0.01 per share:
Authorized, issued and outstanding - zero
shares at March 31, 2006 and 430,000
shares at June 30, 2005	—	4,300

Common Stock, par value $0.01 per share:
Authorized - 50,000,000 shares
Issued and outstanding – 37,978,980 shares at
March 31, 2006 and 28,232,970 shares
at June 30, 2005	379,790	282,330

Additional paid-in capital	790,843,513	440,577,239

Accumulated deficit	(303,018,629)	(285,191,353)

Accumulated other comprehensive income (loss)	(58,580)	211,586

Unearned compensation on Class B Convertible
Common Stock	—	(165,940)

TOTAL STOCKHOLDERS' EQUITY	488,146,094	155,720,361

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$532,281,840	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(17,827,276)	$57,235,276
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	5,584,780	6,012,866
Depreciation on discontinued operations	—	57,570
Bad debt expense	261,116	276,308
Amortization of deferred nonrefundable patent license fee	(714,285)	(714,285)
Amortization of premium/discount on investments	(2,759)	—
Equity in losses of joint ventures	150,000	100,000
Impairment loss in Rare Earth Ovonic	—	1,710,000
Change in nonrefundable advance royalties	(692,217)	(1,830,302)
Stock and stock options issued for services rendered	1,970,452	786,242
Gain on sales of discontinued operations	(739,602)	—
(Gain)/Loss on sale of property, plant and equipment	(35,127)	5,383
Retirement liability	159,798	249,408
Option received in exchange for license	—	(79,532,000)
Changes in working capital:
Reduction in restricted cash	—	350,000
Accounts receivable	(4,411,795)	(338,454)
Inventories	(3,123,188)	(1,356,628)
Other assets	(1,429,719)	(134,664)
Current portion of deferred nonrefundable patent license fee	—	952,380
Accounts payable and accrued expenses	4,124,448	442,627
Deferred revenues under business agreements	(975,634)	516,360
Deferred nonrefundable patent license fee	—	9,047,620
NET CASH USED IN OPERATING ACTIVITIES	(17,701,008)	(6,164,293)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including construction in progress)	(40,446,527)	(1,044,439)
Purchases of investments	(107,097,042)	(19,768,819)
Investment in Ovonyx	(150,000)	(100,000)
Proceeds from maturities of investments	13,820,051	—
Proceeds from sale of discontinued operations	891,887	—
Proceeds from sale of property, plant and equipment	37,930	15,065
NET CASH USED IN INVESTING ACTIVITIES	(132,943,701)	(20,898,193)

FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt
obligations and capitalized lease obligations	(109,436)	(246,825)
Proceeds from exercise of stock options	18,791,273	12,216,297
Proceeds from sale of stock and warrants, net of expenses	329,761,451	82,186,817
NET CASH PROVIDED BY FINANCING ACTIVITIES	348,443,288	94,156,289

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(259,557)	101,679

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,539,022	67,195,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,295,571	12,676,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281,834,593	$79,872,019

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid for interest	$899,938	$541,170

Amounts due from sale of assets	438,887	—

Cash paid for income taxes	707,302	—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K, as amended, which is available on the Company’s website www.ovonic.com.

Nature of Business

Energy Conversion Devices, Inc. (ECD) is a technology, product development and manufacturing company engaged in the invention, engineering, development and commercialization of new materials, products and production technology in the fields of alternative energy and information technologies.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiaries United Solar Ovonic Corp. and United Solar Ovonic LLC (jointly referred to as “United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of March 31, 2006, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned corporation with Mr. Tyler Lowrey, Intel Capital and other investors. See Note E for discussions of all of the Company’s major joint ventures and investments.

Discontinued Operations

In June 2005, the Company, as part of its restructuring plan, decided to sell the assets of Ovonic Battery's metal hydride materials manufacturing business.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

At June 30, 2005, the Company reclassified the current net book value of these fixed assets as assets held for sale and ceased depreciating these assets.

For the three months and nine months ended March 31, 2006 and 2005, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Revenues	$—	$45,973	$54,788	$155,429

Costs and expenses	—	(350,549)	(480,411)	(1,296,570)

Gain on disposition of discontinued operations	—	—	739,602	—

Net income (loss) from discontinued operations	$—	$(304,576)	$313,979	$(1,141,141)

In December 2005, the Company sold Ovonic Battery's metal hydride materials manufacturing business to Great Western Technologies Inc. (GWTI) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 to be made no later than December 12, 2006; and a third payment of $181,200 (which has been discounted to $167,087) to be made no later than December 12, 2007. The Company recorded a gain on this sale of approximately $740,000 in the nine months ended March 31, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery's manufacturing plants. ECD is subleasing a portion of one of these facilities.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Short-Term Investments

The Company has evaluated its investment policies consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments consist of corporate notes and certificates of deposit which mature 91 days or more from date of acquisition.

The following schedule summarizes the contractual maturities and unrealized gains and losses on the Company's short-term investments (in thousands):

		Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
Due within one year or less at March 31, 2006
Corporate Notes	$73,794	$–	$–	$73,794
Certificates of Deposit	31,327	$–	(11)	31,316
	$105,121	$–	$(11)	$105,110
Due within one year or less at June 30, 2005
Corporate Notes	$11,841	$–	$–	$11,841

Capitalized Interest

Interest on debt is capitalized during active construction periods of equipment. During the three and nine months ended March 31, 2006, the Company incurred total interest costs of $227,000 and $679,000, of which $227,000 and $482,000, respectively, were capitalized as part of the new solar cell manufacturing equipment currently under construction.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Gross Expenses	$9,744,000	$8,478,000	$23,591,000	$21,095,000
Less
– allocations to product development and research	(3,761,000)	(2,369,000)	(10,542,000)	(7,720,000)
– allocations to cost of revenues from product
development agreements	(336,000)	(564,000)	(861,000)	(2,020,000)
Remaining Expenses	$5,647,000	$5,545,000	$12,188,000	$11,355,000

Stock-Based Compensation

As of March 31, 2006, ECD had established a number of stock option plans as discussed in Note L. Prior to fiscal 2006, ECD applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of ECD's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under ECD's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months and nine months ended March 31, 2006 and 2005 are computed as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average number of shares outstanding:
– for basic net income (loss) per share	32,597,752	28,688,992	30,330,510	26,438,055
– for diluted net income (loss) per share	32,597,752	28,688,992	30,330,510	27,537,033

Net income (loss) from continuing operations	$(5,626,035)	$(10,945,412)	$(18,141,255)	$56,110,091

Gain (loss) on discontinued operations	—	(304,576)	313,979	(1,141,141)

Extraordinary item	—	—	—	2,266,326

Net income (loss)	$(5,626,035)	$(11,249,988)	$(17,827,276)	$57,235,276

Basic net income (loss) per share
Continuing operations	$(.17)	$(.38)	$(.60)	$2.12
Discontinued operations	—	(.01)	.01	(.04)
Extraordinary item	—	—	—	.08
Basic net income (loss) per share	$(.17)	$(.39)	$(.59)	$2.16

Diluted net income (loss) per share
Continuing operations	$(.17)	$(.38)	$(.60)	$2.04
Discontinued operations	—	(.01)	.01	(.04)

Extraordinary item	—	—	—	.08
Diluted net income (loss) per share	$(.17)	$(.39)	$(.59)	$2.08

Additional weighted average shares outstanding for the 2006 periods are due to the public offering of 7,000,000 shares in March 2006 and the exercise of warrants to purchase 1,946,162 shares of Common Stock in April/May 2005.

Due to the Company’s net loss in the three months and nine months ending March 31, 2006, weighted average shares of potential dilutive securities of 2,075,889 and 2,253,473, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Due to the Company's net loss in the three months ending March 31, 2005, weighted average shares of potential dilutive securities of 1,559,894 were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Additional securities of 330,600 for the three months ended March 31, 2005 and 668,656 for the nine months ended March 31, 2005 were excluded from the 2005 calculations of weighted average shares of potentially dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD’s Common Stock during these periods, these securities would have been antidilutive regardless of the Company’s net income or loss.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Recent Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is in the process of reviewing this statement for the future effect on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.

The guidance in this FSP is applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP shall apply the guidance in this FSP in the first reporting period beginning after the date the FSP is posted to the FASB website. If in applying Statement 123(R) an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP, then that entity would not be required to retrospectively apply the guidance in this FSP to prior periods. However, if in applying Statement 123(R) an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner inconsistent with the guidance in this FSP, then that entity would be required to retrospectively apply the guidance in this FSP to prior periods. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. It is anticipated that the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

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

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10 million license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,000 and $714,000 as revenues from license and other agreements in both the three months and nine months ended March 31, 2006 and 2005, respectively, in connection with the amortization

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – Settlement Agreement (Continued)

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

NOTE C – Accounts Receivable

	March 31, 2006	June 30, 2005
Long-term contracts accounted for under percentage-
of-completion accounting
Amounts billed to customers
Commercial customers	$21,118	$—
Long-term contracts not accounted for under
percentage-of-completion accounting
Amounts unbilled principally on U.S. Government
contracts	959,734	804,065
Amounts billed – principally U.S. Government	725,828	1,369,633
Sub-total	1,685,562	2,173,698
Amounts unbilled for other than long-term contracts
Commercial customers	3,393,338	3,432,048
Amounts billed for other than long-term contracts
Commercial customers	19,093,136	14,338,729
Allowance for uncollectible accounts	(510,000)	(412,000)
TOTAL	$23,683,154	$19,532,475

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	March 31, 2006	June 30, 2005
Finished products	$1,774,235	$5,104,043
Work in process	3,862,261	3,150,529
Raw materials	15,553,568	9,812,304
	$21,190,064	$18,066,876

NOTE E – Joint Ventures and Investments

Joint Ventures

Cobasys

In July 2001, Ovonic Battery and Chevron formed a strategic alliance (Cobasys LLC). Chevron invested $160,000,000 to match the Company's technological contribution in the venture. Cobasys is owned 50% by Ovonic Battery and 50% by Chevron.

In December 2004, as part of its focus on its core businesses, ECD and Ovonic Battery entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the time of the restructuring of the joint venture in July 2001. In consideration of the expanded licenses, ECD and Ovonic Battery received an option to purchase 4,376,633 shares, exercisable at $4.55 per share, of ECD Common Stock then owned by Chevron. The transaction increased Ovonic Battery's revenue and decreased additional paid-in capital in the year ended June 30, 2005 by $79,532,000 based upon the value of this option using the Black-Scholes valuation model.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

The Company recorded revenues from Cobasys of $178,000 and $815,000 for the three months and nine months ending March 31, 2006, respectively, and $461,000 and $1,528,000 for the three months and nine months ended March 31, 2005, respectively, for services performed on behalf of Cobasys.

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue
Product and prototype revenues	$358,390	$295,140	$694,053	$714,180
Other revenues	587,572	760,000	2,084,597	2,069,946
Total Revenue	945,962	1,055,140	2,778,650	2,784,126

Expenses
Operating expenses	11,530,247	10,854,882	32,478,099	26,643,100
Loss (gain) on asset impairment
and disposal	(26,510)	1,951,432	197,621	1,951,432
Interest expense	1,041,543	—	2,281,722	—

Total Expenses	12,545,280	12,806,314	34,957,442	28,594,532

Net Loss	$(11,599,318)	$(11,751,174)	$(32,178,792)	$(25,810,406)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents (of which $1,050,604 is
restricted as of June 30, 2005)	$1,591,395	$2,375,677
Investment securities (restricted)	—	1,994,000
Accounts receivable (net of allowance of $2,750
and $10,577 as of March 31, 2006 and
June 30, 2005, respectively)	1,732,097	1,516,034
Inventories, net	4,702,735	3,540,791
Other current assets	568,091	249,729
Total Current Assets	8,594,318	9,676,231
Net Property, Plant and Equipment	40,599,291	35,902,091
Other Assets	760,516	1,133,011
Total Assets	$49,954,125	$46,711,333

Liabilities and Members' Capital
Other current liabilities	$4,464,738	$5,855,949
Deferred revenue - current portion	1,975,487	2,150,000
Total Current Liabilities	6,440,225	8,005,949
Deferred revenue - noncurrent	14,860,480	16,295,219
Redeemable preferred interest – related party	57,724,667	20,135,095
Other noncurrent liabilities	1,891,201	1,058,726

Total Liabilities	80,916,573	45,494,989

Members' Interest	(30,962,448)	1,216,344

Total Liabilities and Members' Interest	$49,954,125	$46,711,333

Ovonyx

As of March 31, 2006, ECD owned 39.5% of Ovonyx, Mr. Tyler Lowrey and his colleague owned 39.5% of Ovonyx, and Intel Capital and other investors owned the remainder of the shares outstanding without giving effect to the exercise of outstanding stock options. ECD has principally contributed intellectual property and licenses for its interest in Ovonyx.

In October 2002, ECD, through a newly formed company, Ovonic Cognitive Computer, Inc., which is owned 95% by ECD and 5% by Ovonyx, made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

exclusive, royalty-bearing license, which requires annual minimum royalty payments in order to maintain its exclusivity. ECD made a $50,000 minimum royalty payment in November 2003, a $100,000 payment in December 2004, and $150,000 in December 2005. ECD recorded its $1,300,000 investment in Ovonyx and accounts for this investment on the equity method and recognized its proportionate share ($105,000 and $150,000, respectively, in the three and nine months ended March 31, 2006 and $100,000 in the nine months ended March 31, 2005) of Ovonyx losses to the extent of its $1,300,000 investment.

ECD recorded revenues from Ovonyx of $121,000 and $376,000, respectively, for the three months and nine months ended March 31, 2006 and $52,000 and $177,000, respectively, for the three months and nine months ended March 31, 2005, representing services provided to Ovonyx.

Ovonic Hydrogen Systems

In October 2000, ECD and Chevron formed Texaco Ovonic Hydrogen Systems. Chevron funded the initial product and market development for this joint venture, the primary use of which was to fund a contract from Texaco Ovonic Hydrogen Systems to ECD to further develop the Ovonic hydrogen storage technology. In December 2004, Chevron transferred to ECD its interest in Texaco Ovonic Hydrogen Systems (renamed Ovonic Hydrogen Systems LLC by ECD). In accordance with SFAS 141, "Business Combinations," the Company wrote down the assets and liabilities of Ovonic Hydrogen Systems to zero in December 2004. ECD received $4,675,000 from Chevron for payment of restructuring fees. The $4,675,000 received from Chevron was $2,266,000 (net of tax) in excess of restructuring costs.

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

During the nine months ended March 31, 2005, the Company recorded revenues of $4,089,000 for services provided to this joint venture, primarily for market development and advanced product development work.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Joint Ventures and Investments (Continued)

Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures. As of March 31, 2006, Ovonic Battery received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue for these contracts at March 31, 2005 of approximately $2,668,000. The Company reviewed its estimates at March 31, 2006 and no additional adjustments were made.

The Company recorded revenues related to the above equipment contracts from Rare Earth Ovonic of $62,000 and $759,000 for the three months and nine months ended March 31, 2006 and $498,000 and a negative $1,100,000 for the three months and nine months ended March 31, 2005, respectively. At December 31, 2004, the Company reviewed its revenues and cost estimates for its Rare Earth Ovonic joint ventures in connection with its investment ($1,710,000) in Rare Earth Ovonic. Based upon these estimates, the Company took an impairment charge of $1,710,000 as of December 31, 2004.

As of March 31, 2006, the Company has recorded revenues equal to cash it has received under the contracts. Additional amounts are due the Company under the contracts but all amounts have been reserved as uncollectible and no revenues will be recorded until such time as cash is received.

NOTE F – Liabilities and Line of Credit

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the nine months ended March 31, 2006 and 2005:

	Nine Months Ended March 31,
	2006	2005
Liability beginning of the period	$1,635,532	$1,945,934
Amounts accrued for as warranty costs	182,227	(203,228	)*
Warranty claims	(101,121)	(172,708)
Liability at March 31	$1,716,638	$1,569,998

*  During the nine months ended March 31, 2005, United Solar Ovonic LLC revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – Liabilities and Line of Credit (Continued)

Warranty liability is recorded at the time that the product is sold (for sales of photovoltaic products) or at the time that revenue is recognized (for machine-building and equipment sales).

Government Contract Reserve

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (DCAA). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In addition, DCAA has stated that there could be penalties imposed. The Company is in the process of discussing each of these items in detail with the Department of Energy. Management believes that some of these DCAA assertions are without merit. The Company has recorded a reserve of $2,626,000 and $2,294,000 at March 31, 2006 and June 30, 2005, respectively, related to these issues.

Business Loan Agreement

The Company has a business loan agreement with LaSalle Bank in the amount of $4,000,000. This business loan agreement is used to provide a mechanism for the issuances of letters of credit and entering into foreign currency exchange transactions. The business loan agreement expires on August 31, 2006. This agreement contains certain covenants, including a minimum $20 million liquidity covenant. At March 31, 2006, the Company had outstanding letters of credit of $2,161,000 against the business loan agreement.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment. The Company's total obligations under purchase commitments at March 31, 2006, were $39,850,000 ($36,658,000 of which was due within one year and $3,192,000 thereafter). The increase in purchase commitments is primarily due to new purchase commitments for the new solar cell manufacturing equipment and for raw materials for United Solar Ovonic.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Nonrefundable Advance Royalties

At March 31, 2006 and June 30, 2005, the Company deferred recognition of revenue relating to nonrefundable advance royalty payments, which consist of the following:

	March 31, 2006	June 30, 2005

Battery	$435,902	$435,902
Optical memory	23,560	715,777
	$459,462	$1,151,679

Creditable royalties earned and recognized as revenue were:

	March 31,
	2006	2005
Three months ended	$674,751	$(2,190)
Nine months ended	$692,217	$1,830,302

Included in creditable royalties are $690,000, in the three months and nine months ended March 31, 2006, and $1,811,000, in the nine months ended March 31, 2005, related to advance royalty payments, made in prior years by licensees to the Company, associated with license agreements under which the licensees no longer have contractual obligations to make payments.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006		2005	2006		2005
Product sales
Photovoltaics	$21,074,725		$12,495,412	$60,034,237		$36,706,755
Machine building and equipment sales	62,095		498,244	779,714		(1,099,791	)*
Nickel hydroxide	226,733		455,997	1,491,155		709,838
Other	37,826		—	43,886		—
Total product sales	$21,401,379		$13,449,653	$62,348,992		$36,316,802

Royalties
Battery technology
Transportation	$308,674		$228,440	$950,987		$734,716
Consumer	660,793	**	383,883	1,433,143	**	2,226,062	***
Optical memory	730,231	***	54,994	825,663	***	781,068	***
Ovonic Unified Memory	4,139		2,811	8,290		4,496
Total royalties	$1,703,837		$670,128	$3,218,083		$3,746,342

Revenues from product development agreements
Photovoltaics	$2,123,754		$2,145,399	$4,397,915		$6,771,982
Battery technology	25,153		(20,751)	41,878		(20,603)
Optical memory	237,201		283,337	596,081		768,922
Solid hydrogen storage systems	212,222		143,695	454,214		291,668
Manufacturing technology for OLEDs	398,189		349,632	995,384		1,261,213
Fuel cell technology	149,687		—	284,667		—
	3,146,206		2,901,312	6,770,139		9,073,182
Revenues from product development agreements - related parties
Battery technology	120,936		460,586	677,508		1,527,853
Solid hydrogen storage systems	—		—	—		4,088,924
	120,936		460,586	677,508		5,616,777
Total revenues from product development agreements	$3,267,142		$3,361,898	$7,447,647		$14,689,959

License and other agreements
Battery technology	$288,080		$238,095	$784,270		$80,246,285

*	Reflects adjustment in percentage of completion revenues as of December 31, 2004. (See Note E.)
**	Includes $275,000 in the three and nine months ended March 31, 2006 for past royalties from a consumer licensee.
***

Includes $690,000 in the three months and nine months ended March 31, 2006 and $686,000 in the nine months ended March 31, 2005 for optical memory and $1,125,000 in the nine months ended March 31, 2005 for consumer battery related to advance royalty payments, made in prior years by licensees associated with license agreements under which the licensees no longer have contractual obligations to make payments (see Note H).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Product Sales, Royalties, Revenues from Product Development Agreements and License and Other Agreements (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

United States	$15,239,415	$9,683,990	$35,412,165	$114,010,132
Germany	7,063,154	4,958,057	22,910,137	12,689,054
Japan	1,865,326	813,914	3,615,965	4,202,148
China	470,003	1,059,676	2,739,329	(130,549	)*
Other Countries	2,319,410	1,379,966	9,812,046	4,891,051
	$26,957,308	$17,895,603	$74,489,642	$135,661,836

*	See Note E.

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

The Company's operations by business segments were as follows:

Financial Data by Business Segment

(in thousands)

	United Solar Ovonic	ECD	Ovonic Battery	Consolidating Entries	Consolidated
Revenues*
Three months ended
March 31, 2006	$23,059	$14,311	$1,811	$(12,224)	$26,957
March 31, 2005	14,425	1,748	2,308	(585)	17,896

Nine months ended
March 31, 2006	$64,069	$41,018	$6,358	$(36,955)	$74,490
March 31, 2005	43,008	9,791	84,457	(1,594)	135,662

Operating Income (Loss)*
Three months ended
March 31, 2006	$2,552	$(9,193)	$(891)	$78	$(7,454)
March 31, 2005	(1,052)	(9,164)	(1,095)	25	(11,286)

Nine months ended
March 31, 2006	$5,989	$(23,391)	$(3,659)	$(240)	$(21,301)
March 31, 2005	(3,590)	(18,966)	72,511	662	50,617

Interest Income**
Three months ended
March 31, 2006	$21	$2,904	$2	$(994)	$1,933
March 31, 2005	8	1,104	—	(703)	409

Nine months ended
March 31, 2006	$52	$6,080	$2	$(2,604)	$3,530
March 31, 2005	21	2,664	—	(2,091)	594

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Business Segments (Continued)

	United Solar Ovonic	ECD	Ovonic Battery	Consolidating Entries	Consolidated
Interest Expense**

Three months ended
March 31, 2006	$995	$—	$—	$(995)	$—
March 31, 2005	935	—	—	(865)	70

Nine months ended
March 31, 2006	$2,802	$—	$—	$(2,605)	$197
March 31, 2005	2,794	—	—	(2,253)	541

Equity in Net Loss of Investees
Under Equity Method
Three months ended
March 31, 2006	$—	$(105)	$—	$—	$(105)
March 31, 2005	—	—	—	—	—

Nine months ended
March 31, 2006	$—	$(150)	$—	$—	$(150)
March 31, 2005	—	(100)	—	—	(100)

Depreciation Expense
Nine months ended
March 31, 2006	$3,991	$1,325	$269	$—	$5,585
March 31, 2005	4,033	1,660	377	—	6,070

Capital Expenditures
Nine months ended
March 31, 2006	$38,715	$1,567	$451	$(286)	$40,447
March 31, 2005	865	98	81	—	1,044

Investments in and Advances
to Equity Method Investees
Nine months ended
March 31, 2006	$—	$—	$—	$—	$—
March 31, 2005	—	—	—	—	—

Identifiable Assets
Nine months ended
March 31, 2006	$132,710	$551,182	$4,818	$(156,428)	$532,282
March 31, 2005	80,784	218,799	4,687	(109,547)	194,723

*	Excludes discontinued operations (Ovonic Battery).
**	Excludes intercompany interest between ECD and Ovonic Battery.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Other Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net Income (Loss)	$(5,626,035)	$(11,249,988)	$(17,827,276)	$57,235,276
OTHER COMPREHENSIVE
INCOME (LOSS) (net of taxes):
Net unrealized losses on investments	(10,609)	—	(10,609)	—
Foreign currency translation adjustments	(89,763)	45,097	(259,557)	101,679
COMPREHENSIVE INCOME (LOSS)	$(5,726,407)	$(11,204,891)	$(18,097,442)	$57,336,955

There was an unrealized holding loss on investments of $10,609 arising during the three months and nine months ended March 31, 2006. There were no reclassification adjustments for gains realized in net income for the three months and nine months ended March 31, 2006 and 2005.

The accumulated income (expense) balances of currency translation adjustments, net of taxes, were $(47,971) and $211,586 at March 31, 2006 and June 30, 2005, respectively. For the three months ended March 31, 2006 and 2005, the effect from foreign currency transactions was a loss of $1,910 and $229,712, respectively. For the nine months ended March 31, 2006 and 2005, the effect from foreign currency transactions was a loss of $67,968 and a gain of $44,708, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock

On September 30, 2005, in accordance with the applicable agreements, 219,913 shares of Class A Convertible Stock and 430,000 shares of Class B Convertible Stock were converted into Common Stock on a share-for-share basis.

ECD has common stock reserved for issuance as follows:

	Number of Shares
	March 31, 2006	June 30, 2005
Conversion of Class A Convertible Common Stock	—	219,913
Conversion of Class B Convertible Common Stock	—	430,000
Stock options	3,269,089	4,410,476
2006 Equity Offering (Over-allotment option)*	1,050,000	—
Warrants	400,000	1,790,892
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	4,724,299	6,856,491

*	The 1,050,000 shares were exercised on April 4, 2006 by the underwriters of the March 2006 public offering (see pages 32 and 46 for more information on the public offering).

ECD has two shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan pursuant to which 2,000,000 shares were reserved for grant and the 2000 Non-Qualified Stock Option Plan pursuant to which 3,000,000 shares were reserved for grant. The plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The 1995 Stock Option Plan provides that no option shall be granted after January 26, 2005. The 2000 Stock Option Plan provides that no option shall be granted after October 25, 2010.

The exercise period for stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable with 40% of the shares vesting one year after the date of grant and 20% after each of the second, third and fourth years of grant.

In September 1993, ECD’s Compensation Committee authorized ECD to cancel stock options to purchase 94,367 and 49,630 shares of Common Stock held by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, respectively, which previously had been granted under ECD’s Amended and Restated Stock Option Plan and to grant stock options to purchase 150,000 (391,294 as of March 31, 2006) and 100,000 (260,865 as of March 31, 2006) shares of Common Stock to Mr. and Dr. Ovshinsky, respectively, which were subsequently granted to them pursuant to Stock Option agreements dated November 1993 (the “Agreements”). The weighted average exercise price of the outstanding stock options is $17.70 per share at March 31, 2006.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

A summary of the transactions during the three months and nine months ended March 31, 2006 with respect to the above Agreements follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2005	870,731	$ 14.99
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2005	870,731	$ 14.99	$ 22.0	(2)
Granted	–	–
Exercised	(218,572)	$ 7.01	$ 9.9
Expired	–	–
Forfeited	–	–
Outstanding at March 31, 2006	652,159	$ 17.70	$ 20.6	(2)
Exercisable at March 31, 2006	652,159	$ 17.70	$ 20.6	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Twelve months after termination of employment other than voluntary termination.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

A summary of the transactions during the three months and nine months ended March 31, 2006 with respect to the above Agreement follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2005	300,000	$ 10.688
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2005	300,000	$ 10.688	$ 9.00	3.04
Granted	–
Exercised	–
Expired	–
Forfeited	–
Outstanding at March 31, 2006	300,000	$ 10.688	$ 11.5	2.80
Exercisable at March 31, 2006	300,000	$ 10.688	$ 11.5	2.80

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months and nine months ended March 31, 2006 was $384,000 and $1,287,000, increasing both basic and diluted loss $.01 and $.04, respectively, per share. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for ECD's stock-based grants had been determined in accordance with the fair value method prescribed therein. ECD had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based grants granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding grants for the three months and nine months ended March 31, 2005 (unaudited):

	Three Months Ended March 31,2005	Nine Months Ended March 31,2005

Net earnings, as reported	$(11,249,988)	$57,235,276
Deduct:
Total stock-based compensation expense determined under fair
value method for all grants	412,803	1,413,743
Pro forma net earnings	$(11,662,791)	$55,821,533
Earnings per common share:
Basic – as reported	$(.39)	$2.16
Basic – pro forma	$(.41)	$2.11
Diluted – as reported	$(.39)	$2.08
Diluted – pro forma	$(.41)	$2.03

A summary of the transactions during the three months and nine months ended March 31, 2006 with respect to ECD's 1995 and 2000 Stock Option Plans follows:

(Unaudited)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2005	2,268,635	$19.23
Granted	–	–
Exercised	(504,030)	$20.75
Expired	(54,800)	$15.94
Forfeited	(2,800)	$13.12
Outstanding at December 31, 2005	1,707,005	$18.90	$37.3	5.94
Granted	–	–
Exercised	(364,335)	$18.67
Expired	–	–
Forfeited	(400)	$10.40
Outstanding at March 31, 2006	1,342,270	$18.96	$40.6	6.22
Exercisable at March 31, 2006	969,775	$19.73	$28.6	5.44

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Capital Stock (Continued)

There were no stock option grants in the three months and nine months ended March 31, 2006 and 2005. The total intrinsic value of stock options exercised and the total fair value of stock options vested during the three months and nine months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$ 9,886,010	$ 328,566	$16,938,150	$ 7,585,597
Total fair value of stock options vested	$ 92,397	$ 3,674,572	$ 1,454,782	$ 4,555,485

As of June 30, 2005, December 31, 2005 and March 31, 2006, there were 430,000 nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999 and amended as of September 22, 2005 with a weighted average grant date fair value of approximately $4.6 million. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

In March 2006, ECD issued 7,000,000 new shares, including 383,072 shares sold by certain officers and directors, in connection with its stock offering and exercise of options with gross proceeds of approximately $324.2 million.

NOTE M – Public Offering and Subsequent Event

In April 2006, the underwriters of ECD’s public offering of 7,000,000 shares of ECD Common Stock (completed on March 7, 2006) exercised their over-allotment option in full and purchased an additional 1,050,000 shares. As a result, ECD received an additional $51.4 million in gross proceeds from the exercise of the over-allotment option, before underwriting discounts and commissions and expenses payable by it, bringing the total gross proceeds to ECD from the offering to approximately $375.6 million.

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

We have based these forward-looking statements on our current expectations, estimates and projections with respect to future events and occurrences and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The expected results reflected in our forward-looking statements are subject to various significant risks and uncertainties, including the following:

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

•	Our ability to use net operating loss and tax credit carryforwards to offset taxable income is currently subject to limitations and may be subject to additional limitations.

Risks Related to Our Intellectual Property

•	Our success depends in part upon our ability to protect our intellectual property and our proprietary technology.
•	We rely on trade secrets and other confidential information to maintain our proprietary position.
•	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
•	Third parties may own or control patents or patent applications that are infringed by our products or technologies.

Risk Related to an Investment in Our Common Stock

•	Our stock price has been subject to significant volatility and your investment could suffer a decline in value.
•	Our quarterly operating results may fluctuate significantly.
•	Because we do not intend to pay dividends, you will not receive funds without selling shares and, depending on when you sell your shares, you may lose the entire amount of your investment.

•	Provisions in our certificate of incorporation and bylaws and Delaware law may delay or prevent an acquisition of our company.

There is also the risk that we incorrectly analyze these risks or that strategies we develop to address them are unsuccessful.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2005 and is qualified in its entirety by the foregoing. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of results to be expected in future periods.

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Overview

The Company had a net loss of $5,626,000 on revenues of $26,957,000 in the three months ended March 31, 2006 compared to a net loss of $11,250,000 on revenues of $17,896,000 in the three months ended March 31, 2005.

Major changes in operating income (loss) were as follows:

•

United Solar Ovonic’s product sales increased 69% to $21,075,000 for 2006 compared to $12,495,000 for 2005. United Solar Ovonic’s gross profit increased to $4,991,000 for 2006 compared to gross profit of $1,282,000 for 2005.

•

Royalties increased to $1,704,000 in 2006 from $670,000 in 2005 due to $690,000 recognized in 2006 from an advance royalty payment made in prior years by a licensee to ECD associated with a license agreement under which the licensee no longer had contractual obligation to make payments and a change in estimated royalties based upon a recent royalty report received from a licensee.

•	During the three months ended March 31, 2006, there was $1,307,000 increase in the net cost of product development.

For the three months ended March 31, 2005, the loss from discontinued operations was $305,000 and zero for the three months ended March 31, 2006.

The following table summarizes each of the Company’s business segment's operating results (in thousands) for the three months ended March 31, 2006 and 2005.

	Revenues			Income (Loss) from Operations
Segment	2006		2005	2006	2005

United Solar Ovonic	$23,059		$14,425	$2,552	$(1,052)

Energy Conversion Devices	14,311		1,748	(9,193)	(9,164)

Ovonic Battery(1)	1,811		2,308	(891)	(1,095)

Consolidating Entries	(12,224	)(2)	(585)	78	25

Consolidated	$26,957		$17,896	$(7,454)	$(11,286)

(1)	Excludes discontinued operations.
(2)	Elimination of ECD product sales to construct the new 25MW for United Solar Ovonic.

United Solar Ovonic Segment

Total revenues at United Solar Ovonic in 2006 increased by $8,634,000 primarily due to higher product sales. Product sales increased by 69% to $21,075,000 for 2006 from $12,495,000 for 2005. This increase was principally attributable to higher shipments of photovoltaic products ($8,345,000) and higher pricing ($235,000).

The United Solar Ovonic segment's operating income improved by $3,604,000 in 2006 versus 2005 primarily due to the significantly higher product sales and the impact of cost reductions in 2006.

Gross profit on United Solar Ovonic’s product sales was $4,991,000 (a record 23.7% gross profit margin) in 2006 compared to a gross profit of $1,282,000 (10.3%) in 2005 due to higher sales, lower materials cost, and improved absorption of fixed costs as United Solar Ovonic’s production has exceeded its full-rated capacity of 25MW annually in 2006. United Solar Ovonic’s gross profit has increased steadily for each of the past five quarters.

Revenues from product development agreements for the United Solar Ovonic segment in 2006 more than funded the cost of product development. Revenues from product development agreements increased by $44,000 and spending decreased by $322,000, resulting in an decrease of $366,000 in net cost of product development.

	Three Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$1,080,000	$1,080,000

Product development and research	806,000	1,128,000

Total cost of product development	1,886,000	2,208,000

Revenues from product development agreements	1,974,000	1,930,000

Net cost (excess revenue) of product development	$(88,000)	$278,000

The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

While product sales increased 69%, United Solar Ovonic’s operating, general and administrative expenses (net of allocations) increased by only $480,000 (23%) in 2006. $176,000 of the increase resulted from higher personnel costs and $61,000 from higher utility costs, both due to increased manufacturing and sales volumes. In addition, there were $230,000 in costs in 2006 associated with United Solar Ovonic’s expansion plans.

Energy Conversion Devices Segment

The increase in ECD’s revenues was a result of higher product sales, consisting of machine building, which increased to $11,947,000 in the three months ended March 31, 2006 compared to $51,000 in the three months ended March 31, 2005 due to the increase in work performed in 2006 to construct the new 25MW production equipment for United Solar Ovonic. These sales were made to a consolidated subsidiary and are eliminated in consolidation.

The ECD segment’s operating loss in 2006 ($9,193,000) was comparable to 2005 ($9,164,000). The work performed for United Solar Ovonic was done at cost and did not impact ECD’s operating profit.

ECD’s revenues from product development agreements decreased in the three months ended March 31, 2006 to $1,309,000 from $1,476,000 in the three months ended March 31, 2005, due to less revenues on work performed by ECD on United Solar Ovonic's U.S. Air Force contract ($113,000 in 2006 versus $492,000 in 2005), partially offset by increased revenues on contracts with National Institute of Standards and Technology (NIST) ($575,000 in 2006 versus $500,000 in 2005) for work done in optical switching and developing manufacturing technology for organic light-emitting diodes (OLEDs).

Revenues from product development agreements for the ECD segment for the three months ended March 31, 2006 funded 18% of this segment’s cost of product development. Revenues from product development agreements decreased by $167,000 while spending increased by $717,000, principally in the hydrogen technology, resulting in an increase of $884,000 in net cost of product development.

	Three Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$1,844,000	$2,201,000

Product development and research	5,325,000	4,251,000

Total cost of product development	7,169,000	6,452,000

Revenues from product development agreements	1,309,000	1,476,000

Net cost of product development	$5,860,000	$4,976,000

Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD's Ovonic threshold/memory technology. Additionally, since acquiring a 100%

interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies at a reduced level. ECD is also continuing development of its machine division, photovoltaics, optical switching, and OLED manufacturing technologies.

ECD’s royalties, consisting principally of optical memory royalties, were $734,000 in 2006 compared to $58,000 in 2005. The 2006 royalties included $690,000 related to advance royalty payments, made in prior years by a licensee to ECD, associated with a license agreement under which the licensee no longer has contractual obligations to make payments.

Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of ECD’s joint ventures. Other revenues were $313,000 in the three months ended March 31, 2006 up from $162,000 in the three months ended March 31, 2005. The increase in other revenues in 2006 was primarily due to an increase in machine shop revenue from United Solar Ovonic.

ECD’s operating, general and administrative expenses (net of allocations) were $3,482,000 in 2006 compared to $3,433,000 in 2005. The increase in the net expense for 2006 was principally due to the expensing of stock options ($345,000) in 2006 as required by SFAS 123(R) (see Note L of Notes to Consolidated Financial Statements), partially offset by a reduction in 2006 for costs related to compliance with Sarbanes-Oxley requirements. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Ovonic Battery Segment

The decrease in Ovonic Battery’s revenues was due to a reduction ($294,000) in revenues from product development agreements and a reduction ($436,000) in equipment sales revenue. Revenues related to the advanced product development agreement from Cobasys decreased from $461,000 to $178,000 as Cobasys staffed up to assume full responsibility for its product development activities and is no longer reliant on Ovonic Battery.

The Ovonic Battery segment had a decreased operating loss in the three months ended March 31, 2006 versus 2005. The loss from operations of $891,000 in the three months ended March 31, 2006 improved by $204,000 compared to the three months ended March 31, 2005.

Equipment sales revenues decreased to $62,000 in 2006 from $498,000 in 2005, related to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment. As of March 31, 2006, the Company has recorded revenues equal to cash it has received under the contracts. Additional amounts are due the Company under the contracts but all amounts have been reserved as uncollectible and no revenues will be recorded until such time as cash is received. Nickel hydroxide sales decreased to $227,000 in 2006 from $456,000 in 2005 due to a temporary reduction in demand from Ovonic Battery’s principal customer.

Revenues from product development agreements for the Ovonic Battery segment in the three months ended March 31, 2006 funded 6% of Ovonic Battery’s cost of product development as it continues to develop its core technologies. Revenues from product development agreements decreased by $294,000 and spending increased by $493,000, resulting in an increase of $787,000 in net cost of product development.

	Three Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$24,000	$433,000

Product development and research	2,626,000	1,724,000

Total cost of product development	2,650,000	2,157,000

Revenues from product development agreements	146,000	440,000

Net cost of product development	$2,504,000	$1,717,000

Royalties from NiMH batteries for transportation applications increased to $309,000 in 2006, from $228,000 in 2005. Overall royalties increased by 58% to $969,000 in the three months ended March 31, 2006 from $612,000 in the three months ended March 31, 2005 due to receipt of $275,000 for past royalties from a consumer battery licensee.

Revenues from license and other agreements increased to $288,000 in the three months ended March 31, 2006 from $238,000 in the three months ended March 31, 2005. The 2006 and 2005 license fees include $238,000 for the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). In addition, in 2006 Ovonic Battery received consumer battery license fees from its Chinese licensees: $25,000 from Zhejian Kan Battery Co., Ltd. and $25,000 from Hunan Corun Hi-Tech Co., Ltd.

Patent expenses were incurred in 2006 and 2005 in connection with the protection of Ovonic Battery’s United States and foreign patents covering its proprietary technologies. Total patent expenses increased to $335,000 in the three months ended March 31, 2006 from $293,000 in the three months ended March 31, 2005.

Ovonic Battery's operating, general and administrative expenses (net of allocations) were negative $176,000 in 2006 compared to $74,000 in 2005. The decrease was primarily due to a reduced allocation in 2006 from ECD and other reductions in costs.

Other Income/Expense

The $1,685,000 increase in other income (net) ($1,827,000 income in 2006 compared to $142,000 income in 2005) resulted primarily from higher interest income ($1,933,000 in 2006 compared to $409,000 in 2005) due to increased funds available for investment, resulting from proceeds from the sale of stock and higher interest rates.

Ovonyx is included in the ECD segment. This investment is not consolidated; it is accounted for using the equity method of accounting and, thus, no Ovonyx revenues or expenses are included in ECD's results of operations for 2006 and 2005. During the three months ended March 31, 2006, ECD recognized $105,000 in its equity in losses of investment in Ovonyx compared to zero recognized in the three months ended March 31, 2005.

Nine Months Ended March 31, 2006 compared to Nine Months Ended March 31, 2005

Overview

The Company had a net loss of $17,827,000 in the nine months ended March 31, 2006 compared to a net income of $57,235,000 on revenues of $135,662,000 in the nine months ended March 31, 2005. In December 2004, the Company recognized a one-time non-cash license fee of $79,532,000 in connection with an expanded license granted to Cobasys. The net loss for the nine months ended March 31, 2005, without this one-time, non-cash license fee of $79,532,000 (recognized in December 2004), would have been $22,297,000. On a comparable basis, the net loss of $17,827,000 in the nine months ended March 31, 2006 decreased by $4,470,000 compared to the nine months ended March 31, 2005, excluding this one-time, non-cash license fee.

In addition to the aforementioned one-time, non-cash license fee of $79,532,000, other major changes in operating income (loss) were as follows:

•

United Solar Ovonic’s product sales increased 64% to $60,118,000 for 2006 compared to $36,707,000 for 2005. United Solar Ovonic’s gross profit increased to $12,983,000 for 2006 compared to a gross profit of $1,670,000 for 2005.

•

Royalties decreased to $3,218,000 in 2006 from $3,746,000 in 2005 due to $1,811,000 recognized in 2005 from advance royalty payments made in prior years by licensees to Ovonic Battery and ECD, partially offset by $690,000 recognized in 2006, associated with license agreements under which the licensees no longer had contractual obligation to make payments. In addition, the Company received $275,000 in 2006 from an Ovonic Battery licensee for past royalties.

•

Overall spending for product development and research decreased by $1,713,000 as a result of our restructuring program; however, funding decreased by $7,242,000 resulting in an increase of $5,530,000 in the net cost of product development.

•	$2,266,000 extraordinary gain in 2005 due to payment received from Chevron in excess of restructuring costs (see Note E of Notes to Consolidated Financial Statements).
•

$8,000,000 income in 2005 resulting from a distribution from our joint venture Cobasys related to a partial reimbursement of legal fees related to the MEI settlement (see Note B of Notes to Consolidated Financial Statements).

•	$1,710,000 impairment loss in 2005 for Rare-Earth Ovonic.

For the nine months ended March 31, 2006, the Company had a gain from discontinued operations of $314,000, and for the nine months ended March 31, 2005, the loss from discontinued operations was $1,141,000.

The following table summarizes each of the Company’s business segment's operating results (in thousands) for the nine months ended March 31, 2006 and 2005.

	Revenues				Income (Loss) from Operations
Segment	2006		2005		2006	2005

United Solar Ovonic	$64,069		$43,008		$5,989	$(3,590)

Energy Conversion Devices	41,018		9,791		(23,391)	(18,966)

Ovonic Battery(1)	6,358		84,457	(2)	(3,659)	72,511 (2)

Consolidating Entries	(36,955	)(3)	(1,594)		(240)	662

Consolidated	$74,490		$135,662		$(21,301)	$50,617

(1)	Excludes discontinued operations.
(2)	Includes a one-time, non-cash license fee of $79,532,000.
(3)	Elimination of ECD product sales to construct the new 25MW for United Solar Ovonic

United Solar Ovonic Segment

Total revenues at United Solar Ovonic in 2006 increased by $21,061,000 primarily due to higher product sales. Photovoltaic product sales increased by 64% to $60,118,000 for 2006 from $36,707,000 for 2005. This increase was principally attributable to higher shipments of photovoltaic products ($18,816,000), sales of $4,015,000 recognized in the nine months ended March 31, 2006 for shipments physically shipped under DDP terms in the prior periods and higher pricing ($580,000).

The United Solar Ovonic segment's operating income improved by $9,579,000 in 2006 versus 2005 primarily due to the significantly higher product sales and the impact of cost reductions in 2006.

Gross profit on United Solar Ovonic’s product sales was $12,983,000 (a record 21.6% gross profit margin) in 2006 compared to a gross profit of $1,670,000 (4.5%) in 2005 because of higher sales, lower materials cost, and improved absorption of fixed costs in 2006.

United Solar Ovonic’s revenues from product development agreements in the nine months ended March 31, 2006 were $3,935,000 compared to $6,132,000 in 2005. The decrease in 2006 was principally due to lower revenues on the U.S. Air Force contract for the development of new products for space and airship applications due to a reduction in work performed on this contract in 2006 and a delay in the start up of the replacement contract with NREL ($156,000 in the nine months ended March 31, 2006 compared to $687,000 in the nine months ended March 31, 2005).

Revenues from product development agreements for the United Solar Ovonic segment in 2006 funded 79% of its cost of product development. Revenues from product development agreements decreased by $2,197,000 and spending decreased by $1,623,000, resulting in an increase of $574,000 in net cost of product development.

	Nine Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$2,491,000	$3,997,000

Product development and research	2,464,000	2,581,000

Total cost of product development	4,955,000	6,578,000

Revenues from product development agreements	3,935,000	6,132,000

Net cost of product development	$1,020,000	$446,000

The product development expenditures were used to fund the development of new products for space and airship applications and to develop lower-cost and higher-efficiency terrestrial products.

While product sales increased 64%, United Solar Ovonic’s operating, general and administrative expenses (net of allocations) increased by only $1,000,000 (20%) in 2006. $280,000 of the increase resulted from higher personnel costs and $164,000 from higher utility costs, both due to increased manufacturing and sales volumes, and $292,000 due to increased legal and professional costs. In addition, there were $230,000 in costs in 2006 associated with United Solar Ovonic’s expansion plans.

Energy Conversion Devices Segment

The increase in ECD’s revenues was a result of higher product sales, consisting of machine building and manufacturing, which were $36,301,000 in 2006 compared to $124,000 in 2005 with the increase in work performed to construct the new 25MW equipment for United Solar Ovonic. These sales were made to a consolidated subsidiary and are eliminated in consolidation.

The ECD segment had an increased operating loss in 2006, versus 2005, primarily due to a $4,089,000 decrease in the segment’s hydrogen development contract revenues.

ECD’s revenues from product development agreements decreased in the nine months ended March 31, 2006 to $3,172,000 from $8,332,000 in the nine months ended March 31, 2005, due to less revenues from Ovonic Hydrogen Systems, which is now a wholly owned subsidiary of ECD, (zero in 2006 versus $4,089,000 in 2005), reduced revenues on contracts with NIST ($1,424,000 in 2006 versus $1,690,000 in 2005) for work done in optical switching and developing manufacturing technology related to OLEDs, and reduced revenues ($317,000 in 2006 versus $1,272,000 in 2005) on work performed by ECD on United Solar Ovonic's U.S. Air Force contract.

Revenues from product development agreements for the ECD segment for the nine months ended March 31, 2006 funded 16% of this segment’s cost of product development. Revenues from product development agreements decreased by $5,160,000 while spending decreased by $516,000, principally in the hydrogen technology, resulting in an increase of $4,644,000 in net cost of product development.

	Nine Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$4,166,000	$9,150,000

Product development and research	15,836,000	11,368,000

Total cost of product development	20,002,000	20,518,000

Revenues from product development agreements	3,172,000	8,332,000

Net cost of product development	$16,830,000	$12,186,000

Product development programs include work on the Ovonic Cognitive Computer technology, including a unique three-terminal device with high-speed high-current capabilities based on ECD's Ovonic threshold/memory technology. Additionally, since acquiring a 100% interest in Ovonic Hydrogen Systems and Ovonic Fuel Cell Company, ECD has continued the development of solid hydrogen storage systems and the Ovonic metal hydride fuel cell technologies at a reduced level. ECD is also continuing development of its machine division, photovoltaics, optical switching, and OLED manufacturing technologies.

ECD’s royalties, consisting principally of optical memory royalties, were $834,000 in 2006 compared to $786,000 in 2005. The 2006 royalties included $690,000 and the 2005 royalties included $686,000 related to advance royalty payments, made in prior years by a licensee to ECD, associated with a license agreement under which the licensee no longer has contractual obligations to make payments.

Other revenues are primarily related to insurance proceeds, services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of ECD’s joint ventures. Other revenues were $684,000 in the nine months ended March 31, 2006 up from $550,000 in the nine months ended March 31, 2005. The increase in other revenues in 2006 was primarily due to an increase in laboratory services for Ovonyx.

ECD’s operating, general and administrative expenses (net of allocations) were $6,937,000 in 2006 compared to $5,856,000 in 2005. The increase in the net expense for 2006 was principally due to expenses of $1,145,000 of the total consolidated expense of $1,287,000 recorded in 2006 in connection with the adoption of SFAS 123(R) (see Note L of Notes to Consolidated Financial Statements) and an increase of $457,000 in 2006 for the costs associated with nonemployee stock options, partially offset by a reduction in 2005 for costs related to compliance with Sarbanes-Oxley requirements. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Ovonic Battery Segment

The decrease in Ovonic Battery’s revenues was primarily due to the fact that in December 2004 Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000.

The Ovonic Battery segment had an increased operating loss in the nine months ended March 31, 2006 versus 2005. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with expanding the scope of the license granted to Cobasys. The loss from operations for the nine months ended March 31, 2005, without this one-time, non-cash license fee of $79,532,000, would have been $7,021,000. On a comparable basis, the loss from operations of $3,659,000 in the nine months ended March 31, 2006 improved by $3,362,000 compared to the nine months ended March 31, 2005, excluding this one-time, non-cash license fee. In addition, $1,125,000 in royalties was recognized in the nine months ended March 31, 2005 – see Note H of Notes to Consolidated Financial Statements.

Equipment sales revenues increased to $780,000 in 2006 from negative $1,100,000 in 2005, related to Ovonic Battery contracts with Rare Earth Ovonic to provide battery-manufacturing equipment. As of March 31, 2006, the Company has recorded revenues equal to cash it has received under the contracts. Additional amounts are due the Company under the contracts but all amounts have been reserved as uncollectible and no revenues will be recorded until such time as cash is received. Nickel hydroxide sales were $1,491,000 in 2006 and $710,000 in 2005.

Revenues from product development agreements for the Ovonic Battery segment in the nine months ended March 31, 2006 funded 10% of Ovonic Battery’s cost of product development as it continues to develop its core technologies. Revenues from product development agreements decreased by $788,000 and spending decreased by $476,000, resulting in an increase of $312,000 in net cost of product development.

	Nine Months Ended March 31,
	2006	2005

Cost of revenues from product development agreements	$311,000	$1,479,000

Product development and research	6,735,000	6,043,000

Total cost of product development	7,046,000	7,522,000

Revenues from product development agreements	719,000	1,507,000

Net cost of product development	$6,327,000	$6,015,000

Royalties from NiMH batteries for transportation applications increased to $951,000 in 2006, up from $735,000 in 2005. Overall royalties decreased by 19% to $2,384,000 in the nine months ended March 31, 2006 from $2,961,000 in the nine months ended March 31, 2005 due to the recognition in 2005 of $1,125,000 related to an advance royalty payment made by a licensee to Ovonic Battery in 1993 associated with a license agreement under which the licensee no longer has a contractual obligation to make payments, partially offset by the increase in royalties for transportation applications and the receipt of $275,000 for past royalties from a consumer battery licensee.

Revenues from license and other agreements decreased to $784,000 in the nine months ended March 31, 2006 from $80,246,000 in the nine months ended March 31, 2005. In December 2004, Ovonic Battery recognized a one-time, non-cash license fee of $79,532,000 in connection with an expanded license granted to Cobasys. The 2006 and 2005 license fees include $714,000 for the amortization over 10.5 years of the $10,000,000 payment received in the settlement of the patent infringement disputes and counterclaims in consideration of the licenses granted and the agreement to cross license through December 31, 2014 (see Note B of Notes to Consolidated Financial Statements). In addition, in 2006 Ovonic Battery received consumer battery license fees from its Chinese licensees: $20,000 from Intellect Battery Co.,

Ltd., $25,000 from Zhejian Kan Battery Co., Ltd. and $25,000 from Hunan Corun Hi-Tech Co., Ltd.

Patent expenses were incurred in 2006 and 2005 in connection with the protection of Ovonic Battery’s United States and foreign patents covering its proprietary technologies. Total patent expenses decreased to $968,000 in the nine months ended March 31, 2006 from $1,105,000 in the nine months ended March 31, 2005.

Ovonic Battery's operating, general and administrative expenses (net of allocations) were negative $386,000 in 2006 compared to $615,000 in 2005. The decrease was due to a reduced allocation in 2006 from ECD and other reductions in costs.

Other Income/Expense

The $3,161,000 decrease in other income (net) ($3,159,000 income in 2006 compared to $6,320,000 income in 2005) resulted primarily from an $8,000,000 distribution from joint venture in 2005 related to a partial reimbursement of legal fees related to the MEI settlement, partially offset by higher interest income ($3,530,000 in 2006 compared to $595,000 in 2005) due to increased funds available for investment and higher interest rates and an impairment loss of $1,710,000 in Rare Earth Ovonic-China in 2005.

Ovonyx is included in the ECD segment. This investment is not consolidated; it is accounted for using the equity method of accounting and, thus, no revenues or expenses of Ovonyx are included in ECD's results of operations for 2006 and 2005. During the nine months ended March 31, 2006, ECD recognized $150,000 in its equity in losses of investment in Ovonyx compared to $100,000 recognized in the nine months ended March 31, 2005.

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

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. There were no stock option grants during the three months and nine months ended March 31, 2006.

With regard to the weighted-average option life and forfeiture rate assumptions, ECD considers the behavior of past grants and models the pattern of aggregate exercises and forfeitures. Patterns are determined on specific criteria of the aggregate pool of optionees. There were no stock option grants during the three months and nine months ended March 31, 2006.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company had $386,944,000 consolidated cash, cash equivalents and short-term investments (consisting of money market funds, certificates of deposit and corporate notes, classified as available-for-sale, maturing from one day to six months). Consolidated working capital was $407,760,000.

In March 2006, ECD completed its previously announced public offering of 7,000,000 shares of common stock, including 6,616,928 shares sold by ECD and 383,072 shares sold by certain directors and officers. ECD received gross proceeds of approximately $324.2 million, $307.5 net after underwriting discounts and commissions and expenses payable by ECD, from the sale of the 6,616,928 shares of common stock.

ECD did not receive any proceeds from the sale of the 383,072 shares sold by certain directors and officers in connection with this offering, other than the aggregate option exercise price of approximately $5.1 million relating to such shares. Following the completion of the offering, each of the directors and officers continue to own shares equal to or greater than the number of shares owned prior to the public offering.

In April 2006, the underwriters of ECD’s public offering of 7,000,000 shares of ECD Common Stock (completed on March 7, 2006) exercised their over-allotment option in full and purchased an additional 1,050,000 shares. As a result, ECD received an additional $51.4 million in gross proceeds from the exercise of the over-allotment option, before underwriting discounts and commissions and expenses payable by it, bringing the total gross proceeds to ECD from the offering to approximately $375.6 million.

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

In March 2006, ECD announced the plan to expand United Solar Ovonic's module manufacturing capacity to 300 megawatts (MW) by 2010. The first phase of the expansion plan includes the construction of the Greenville manufacturing facility with an annual capacity of 50MW, which is expected to be operational in calendar year 2007. In the near term, the Company expects to use approximately $150 million of the net proceeds from the March 2006 equity offering for this phase of the expansion plan. The Company will use the balance of the net proceeds from the equity offering for future capacity expansion of its Ovonic solar cell business and for other general corporate purposes.

The commercialization of ECD's Ovonic Unified Memory through the Ovonyx corporation does not require financial support because Ovonyx has generated sufficient funds for its operations through licensing activities. In December 2005, Ovonyx and Samsung entered into a long-term, royalty-bearing license agreement for Ovonyx’ intellectual property relating to the OUM thin-film semiconductor memory technology.

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

The Company expects the amount of cash to be received under existing product development agreements in the year ending June 30, 2006 to decrease to approximately $10,574,000, compared to $21,015,000 received in the year ended June 30, 2005, due to reduced funding to be received in the year ending June 30, 2006 from Chevron, Cobasys and the U.S. Air Force programs.

Our current backlog of orders for machine-building and equipment sales contracts and photovoltaic products is $57,538,000 (of which we expect to recognize $24,103,000 in fiscal 2006) compared to a backlog of $52,059,000 at June 30, 2005. The backlog includes $57,538,000 at March 31, 2006 and $51,299,000 at June 30, 2005 at United Solar Ovonic.

During the nine months ended March 31, 2006, $17,701,000 of cash was used in operating activities. The difference between the net loss of $17,827,000 and the net cash used in operations was principally due to increased uses of cash – increases in accounts receivable ($4,412,000), inventories ($3,123,000) and other assets ($1,430,000) – partially offset by increased sources of cash – depreciation and stock issued for services rendered, including

$1,287,000 for stock-based compensation expense recognized in connection with the adoption of SFAS 123(R), and an increase in accounts payable and accrued expenses ($4,003,000).

The Company spent $40,447,000 on property, plant and equipment during the nine months ended March 31, 2006, principally for United Solar Ovonic's manufacturing expansion. In total, the Company expects to spend $51,000,000 for capital expenditures in fiscal 2006, primarily to double United Solar Ovonic's capacity to manufacture solar modules and for leasehold improvements to the Company's facilities.

The Company is also in discussions with potential partners to fund its various activities, including its hydrogen, information and fuel cell programs. No assurances can be given as to the timing or success of the aforementioned plans, negotiations, discussions and programs. Management believes that existing cash and cash equivalents will be adequate to support and finance planned growth, operations, capital expenditures and company-sponsored product development programs over the coming year.

The Company does not have any off-balance sheet arrangements at March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $386,939,000 and $95,805,000 of these investments (including cash equivalents) on March 31, 2006 and June 30, 2005, respectively. On March 31, 2006, the investments had an average maturity of 42 days. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the total portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our March 31, 2006 portfolio of approximately $327,000.

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

We are confident that, as of March 31, 2006, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for these sale transactions. The remedial actions included:

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

As of March 31, 2006, an evaluation was carried out under the supervision of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weakness and the remediation set forth above, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 6.	Exhibits

A.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC. (Registrant)

Date: May 10, 2006	By: /s/ Stephan W. Zumsteg Stephan W. Zumsteg Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2006	By: /s/ Robert C. Stempel Robert C. Stempel Chairman and Chief Executive Officer