Form 10-K
period 2006-06-30
ENERGY CONVERSION DEVICES INC
filed 2006-09-13
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006.

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
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value per share
(Title of Securities)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes	[ X ] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	[ X ] Yes	[ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K.		[ X ]
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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates (based upon the closing price of such voting and nonvoting common equity on the NASDAQ National Market System on December 31, 2005, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.2 billion.
As of September 8, 2006, there were 39,060,855 shares of ECD's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Registrant's Proxy Statement to be filed within 120 days of June 30, 2006 for the 2006 Annual Meeting of Shareholders.

PART I

Item 1:	Business

In this Report, when we use the terms “Company,” “ECD,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Energy Conversion Devices, Inc. and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by ECD. The Company is also a party to various joint venture arrangements that are not consolidated. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Overview

Energy Conversion Devices, Inc. invents, designs, develops and commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our materials, products and production processes originate from the pioneering work of Mr. Stanford R. Ovshinsky, principal inventor and our President, Chief Scientist and Technologist, in materials science at the atomic (or nanostructure) level, principally amorphous and disordered materials. Based on this work, we have invented and developed materials that permit the design and commercialization of products such as thin-film solar (“photovoltaic” or “PV”) modules, nickel metal hydride (“NiMH”) batteries and phase-change memory devices.

Our business strategy is to invent, design and develop materials, products and production processes and then commercialize these materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. As part of this strategy, we regularly evaluate and align our technology portfolio with respect to high-potential, emerging technologies to meet market needs and then allocate resources to those technologies accordingly. We also continue to invent new, basic technologies to add to our portfolio, while at the same time improving our existing technologies. Our current commercialized products, including thin-film PV modules and NiMH batteries, have been brought to commercialization through this strategy.

Our commercialized solar and NiMH battery products are experiencing significant increases in demand, driven principally by converging global trends, including rising prices for traditional energy resources, national security concerns based on reliance on foreign energy sources, growing government incentives for renewable energy resources and the public’s demand for more fuel efficient vehicles. We expect demand for alternative energy generation solutions, including our thin-film PV modules, to continue to increase dramatically over the next several years. In response, we plan to increase our manufacturing capacity from the current 28MW per annum to an expected capacity exceeding 300MW per annum by 2010. In March 2006, we completed an offering of our common stock and raised net proceeds of approximately $360,854,000, which we intend to use principally for this expansion, including construction of a 60MW manufacturing facility in Greenville, Michigan. In addition, we recently announced that we are adding a second 60MW per annum PV cell manufacturing facility at our Greenville site, which is expected to begin operation in mid-2008.

Our overall alternative energy strategy includes developing a complete systems solution for the hydrogen economy, including products and systems based on our PV technology to generate electricity to extract hydrogen from water through electrolysis; products and systems based on our Ovonic solid hydrogen storage technology to store, transport and distribute hydrogen; products and systems based upon our NiMH technology to store electricity and power hybrid electric vehicles; and products and systems based on our Ovonic metal hydride fuel cell technology and other technologies (including modified internal combustion engines and turbines) to use hydrogen as a fuel source for a wide range of transportation, stationary and mobile applications.

Our Business Segments

ECD operates in three business segments: United Solar Ovonic, Ovonic Battery (which includes our joint venture, Cobasys LLC) and ECD (which includes our joint venture, Ovonyx, Inc.). Financial information regarding each segment is available in Note L, “Business Segments,” of Notes to our Consolidated Financial Statements.

United Solar Ovonic Segment

Our United Solar Ovonic segment consists of our thin-film solar PV business in which we design, develop, manufacture and sell PV modules that generate clean, renewable energy by converting sunlight into electricity. This business, which we conduct through our wholly owned subsidiary, United Solar Ovonic LLC, is based principally on our pioneering technologies for thin-film amorphous silicon PV cells and low-cost, roll-to-roll manufacturing.

We manufacture our PV modules using our proprietary, roll-to-roll process in which we deposit amorphous silicon as a thin film on a sheet of stainless steel. Our PV modules are lightweight, thin, flexible and durable and can be integrated directly with roofing materials for a seamless appearance. Conventional PV products, which currently represent over 90% of the solar modules sold globally, are made of crystalline or polycrystalline silicon and are covered in glass enclosed by a metal frame. Our PV modules are typically 18-foot laminates (without a frame) and have several competitive advantages over conventional PV products, including greater electricity generation per rated power output; no use of polysilicon material, which is currently in short supply; low cost of production; simpler, lower cost installation; greater durability; lighter weight; better aesthetics; more applications; and greater opportunity to reduce product cost and increase profitability with higher production volumes.

We are presently focusing primarily on terrestrial applications for our PV modules, such as commercial and industrial roofing solutions. However, we have also designed and are developing PV products for space and stratospheric applications and are presently working with Lockheed Martin and the United States Air Force to develop ultra-lightweight PV cells and modules for satellites and airships.

We believe that we have a strategic competitive advantage because our PV modules are readily adaptable for seamless integration into various roofing materials, and we therefore sell most of our modules to commercial roofing materials manufacturers, builders and building contractors, and solar power installers/integrators, who incorporate our solar panels into their products and services for commercial sale and then handle all aspects of the consumer relationship, including marketing, sales and service. Our strategic customers include Solar Integrated Technologies Inc. (“SIT”), Biohaus PV Handels GmbH (“Biohaus”), Alwitra Flachdach Systeme GmbH, URS Corporation, Corus Bausysteme GmbH, Hoesch Contecna Systembau,

Unimetal S.p.A., Sunset Energietechnik GmbH, and Actus Lend Lease (a subsidiary of Lend Lease Corp. Ltd). Sales to SIT represented 20.6% and 32.6% of our product sales in this segment in the fiscal years ended June 30, 2006 and June 30, 2005, respectively. In the fiscal year ended June 30, 2006, Biohaus represented 13.7% of our product sales in this segment. We also sell framed PV products on a limited basis.years ended June 30, 2006 and June 30, 2005, respectively. We also sell framed PV products on a limited basis.

We compete with companies that currently manufacture and distribute products based on well-established technologies for electricity generation, as well as companies that currently manufacture and distribute products based on alternative energy generation technologies, such as solar and wind. Our principal competitors in the solar market include Sharp Corporation, Q-Cells AG, Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”) and Mitsubishi Electric Corporation, all of which manufacture predominantly crystalline or polycrystalline silicon solar cells. The competitiveness of alternative energy generation products in general, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets.

Our long-term research and development strategy involves improving the throughput of our PV cell manufacturing equipment, reducing the cost of production and increasing the sunlight-to-electricity conversion efficiency of our PV modules. For example, we have extended the throughput of our existing PV module manufacturing equipment to 28MW per annum and are continuing our efforts to reach an expected capacity of 30MW per annum. We have an extensive patent portfolio in PV technology with U.S. and foreign counterparts covering solar cell and module materials, manufacturing processes and product design, including basic patents that have broad coverage. We are also regularly adding new patents to our portfolio based upon our continuing research and development activities. As a result, we do not believe that the expiration of any of our PV technology patents during the next five years will have a material adverse effect on our business.

The key raw materials used in our United Solar Ovonic segment business are primarily stainless steel; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane; and polymer materials. We believe that we have adequate sources for the supply of key raw materials and components for our PV module manufacturing needs. We have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. The cost of certain raw materials, in particular stainless steel and resin-based polymer materials, have risen dramatically over the last several years, and we are actively managing these costs through purchasing strategies (including higher volume purchasing), and product design and operating improvements. For example, we have qualified additional stainless steel suppliers to diversify our supply base and reduce cost. Our operations are not impacted by the shortage of polysilicon (a key raw material for conventional PV products) that is affecting most of our competitors through higher costs and limited availability.

Our backlog of orders for PV products was $30,650,000 and $51,299,000 at June 30, 2006 and June 30, 2005, respectively. In fiscal 2007, we expect to recognize all of our existing backlog as revenue. The principal reason for the change in backlog is an expected temporary, substantial decline for 2007 of sales of our PV modules to SIT. We are presently reallocating production to other customers in our existing backlog and seeking additional sales to offset the impact of SIT. Additionally, the reduction in backlog was impacted by a change in our business practices to focus on long-term supply agreements, in which, consistent with industry norms, we accept firm orders from our customers on a more current basis than our past practice. Only firm orders are included in backlog.

Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan and has manufacturing facilities in Auburn Hills, Michigan and Tijuana, Mexico. To meet present and expected demand, we plan to rapidly expand our manufacturing capacity from the current 28MW per annum to an expected capacity exceeding 300MW by 2010 by adding new manufacturing facilities, as well as constantly improving our products and process efficiencies. Our second manufacturing facility in Auburn Hills, with an expected capacity of 30MW per annum, is anticipated to begin operation in Fall 2006. This facility will duplicate our existing Auburn Hills facility, manufacturing PV cells and finished PV modules. We are also presently constructing a manufacturing facility in Greenville, Michigan, which is expected to begin operation in late 2007. This facility will manufacture PV cells, with an expected initial capacity of 60MW per annum, which will then be used in the assembly of finished PV modules at facilities in Mexico and elsewhere. In addition, we recently announced that we are adding a second 60MW per annum PV cell manufacturing facility at our Greenville site, which is expected to begin operation in mid-2008.

Ovonic Battery Segment

Our Ovonic Battery segment designs, develops, manufactures and sells rechargeable NiMH batteries and battery materials internally and through third-party relationships (i.e., joint ventures and licenses). This business is founded upon our pioneering rechargeable NiMH battery technology, which we developed and patented. We commercialize this and related technologies principally through our Cobasys joint venture and third-party licensing arrangements with NiMH battery manufacturers throughout the world. We also manufacture and sell proprietary positive electrode nickel hydroxide materials used to manufacture NiMH batteries. We conduct this business through our subsidiary, Ovonic Battery Company, Inc. of which we own 91.4% of the common stock, and the remainder is owned by Honda Motor Company, Ltd. (3.2%), Sanoh Industrial Co., Ltd. (3.2%) and Sanyo (2.2%).

NiMH batteries are rechargeable energy storage solutions offering high power, long cycle life and maintenance-free operation. They are adaptable to a broad range of consumer, transportation and stationary applications. Products utilizing our NiMH battery technology compete with lead-acid batteries and products based on other rechargeable battery technologies, such as nickel cadmium and lithium ion. NiMH batteries produce superior power for their weight and volume and have a longer cycle life compared to lead-acid and nickel-cadmium batteries. In addition, NiMH batteries are maintenance free, have no memory effect and do not contain cadmium or lead, both environmentally hazardous substances. NiMH technology has numerous advantages over lithium ion technology, such as lower cost, greater safety and improved durability and abuse tolerance. While lithium ion batteries are used in many laptop computers and cell phones, we believe NiMH batteries are preferable for many mass-market consumer and retail products incorporating rechargeable batteries where safety and cost are important factors. NiMH batteries are also the preferred technology for manufacturers of hybrid electric vehicles (“HEVs” or “hybrids”) due to their performance, cost, safety and durability.

We have an extensive patent portfolio in NiMH battery technology with U.S. and foreign counterparts covering materials, manufacturing processes and product design, including basic patents that have broad coverage. We are also regularly adding new patents to our portfolio based upon our continuing research and development activities. As a result, we do not believe that the expiration of any of our NiMH battery patents during the next five years will have a material adverse effect on our business.

The following paragraphs describe our principal commercialization activities for our NiMH battery technologies:

Cobasys

Our Cobasys joint venture designs, develops, manufactures and sells advanced NiMH battery system solutions for transportation markets, including HEVs, electric vehicles and 36/42 volt applications, in addition to stationary back-up power supply systems for uninterruptible power supply, telecom and distributed generation requirements. Cobasys has recently begun commercial production of its advanced NiMH battery system for General Motors Corporation’s first hybrid SUV, the Saturn VUE Green Line.

We own 50% of Cobasys, and Chevron Technology Ventures LLC (“Chevron”), a subsidiary of Chevron Corporation, owns the remaining 50%. Cobasys operates independently of its joint venture partners, although each partner participates on Cobasys’ managing board. As part of this joint venture arrangement, we have licensed certain technology to Cobasys (as described below) and contributed intellectual property, licenses, production processes and know-how. Chevron is presently funding Cobasys’ operations by acquiring preferred interests in Cobasys, for which it is entitled to a priority right of repayment. Cobasys has obtained $71,624,000 from Chevron for preferred interests through June 30, 2006, and Chevron is committed under the Cobasys operating agreement to continue funding the approved operating budgets through December 2007. Beginning in January 2008, the joint venture partners will be required to make capital contributions as necessary to fund approved operating budgets in proportion to their percentage interests, subject to the terms of the Cobasys operating agreement.

We have granted Cobasys a royalty-free, exclusive license to our NiMH battery technology for certain applications, including vehicle propulsion and ancillary vehicle applications, telecommunications applications and uninterruptible power supply applications. Certain licenses that we had entered into prior to Cobasys’ formation (as discussed below) were excepted from this exclusivity, and we retain nonexclusive rights to manufacture in China and India cylindrical batteries for two- and three-wheeled transportation applications for sale worldwide.

Cobasys’ principal competitors for HEV batteries are Panasonic EV Energy Company (“PEVE”) (an affiliate of Toyota Motor Corporation), which provides NiMH batteries for Toyota’s HEVs and the Honda Civic Hybrid, and Sanyo, which provides NiMH batteries for the Ford Escape Hybrid, the Honda Accord Hybrid and the Mercury Mariner Hybrid. PEVE provides its NiMH batteries under licenses from Cobasys and ECD, under which royalties are payable to Cobasys on North American battery sales and fully-paid up with respect to all other battery sales. Sanyo provides its NiMH batteries under a royalty-bearing license from Ovonic Battery (as described below).

Cobasys is headquartered in Orion Township, Michigan and has a 170,000 square foot state-of-the-art production facility with automated manufacturing equipment in Springboro, Ohio, which will have the capacity to produce three million battery modules annually when fully equipped. The manufacturing facility is ISO/TS 16949, ISO 17025, ISO 9001:2000 and TL 9000 certified.

Licensing

Our recent licensing activities have focused on consumer applications. We have licensed our NiMH battery technology to major NiMH battery manufacturers, principally for consumer applications, on a royalty-bearing, nonexclusive basis. We are presently receiving royalties from manufacturers who are currently producing NiMH batteries using our technology. Royalties from Sanyo represented 26% and 3% of our revenues in this segment in the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

Our royalty-bearing licenses generally provide for upfront nonrefundable license fees and, depending on factors such as geographical scope and fields of application, require licensees to pay us a royalty of 0.5% (for consumer applications) or 3.0% (for transportation applications) of the selling price of the NiMH batteries. Certain licensees, because of their relatively small production capacities, have paid modest nonrefundable upfront license fees, but are required to pay royalty rates considerably higher than 0.5% and to pay additional license fees as their sales of NiMH batteries increase, or have been granted substantially narrower rights to geographical areas in which licensed products can be made or sold. Based upon our current NiMH battery patent portfolio, we believe that we will continue to generate royalty revenues based on licensing these patents at least through 2017.

Prior to Cobasys’ formation, we entered into royalty-bearing, nonexclusive license agreements for the manufacture and sale of NiMH batteries with Sanyo, Varta Automotive, Walsin Technology Corporation, Sanoh, Nan Ya Plastics Corporation, GP Batteries International Limited, Toshiba Battery Co., Ltd., Hyundai Motor Company, Saft Group, the United States Advanced Battery Consortium and our Rare Earth Ovonic joint ventures. Among these licensees, Sanyo, GP Batteries and Saft are presently manufacturing NiMH batteries for four-wheel vehicle transportation applications.

Materials Manufacturing

We produce proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries, which we sell to licensees of our NiMH battery technology. While these licensees are not required to purchase our materials in order to manufacture NiMH batteries using the licensed NiMH technology, our positive electrode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. We conduct our manufacturing operations at an automated facility in Troy, Michigan.

The key raw materials used in our nickel hydroxide business are primarily nickel and cobalt. All of the raw materials used are generally readily available from numerous sources, but interruptions in production or delivery of key raw materials could have an adverse impact on our manufacturing operations.

ECD Segment

Our ECD segment consists of our Ovonyx joint venture, our Production Technology and Machine Building Division, and our emerging technologies, including Ovonic solid hydrogen storage, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and Ovonic quantum control technologies, for which we are continuing research and development activities in an effort to reach full-scale commercialization.

Ovonyx

Our Ovonyx joint venture is commercializing our proprietary Ovonic Universal Memory (“OUM”) technology through various licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off, including cell phones, PDAs, digital cameras and microelectronics. OUM, which is also known in the semiconductor industry as phase-change random access memory, PRAM and PC-RAM, offers several advantages over conventional nonvolatile memory, including significantly faster write time, greater scalability, lower power utilization and longer life, and is compatible with existing CMOS manufacturing processes.

We own 39.5% of the common stock of Ovonyx. Tyler Lowrey (formerly chief technology officer of Micron Technology, Inc.), Intel Capital (a subsidiary of Intel Corporation) and other investors own the remainder. As part of this joint venture arrangement, we have licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we are entitled to receive 0.5% of Ovonyx’ annual gross revenue. We have licensed back from Ovonyx, on an exclusive, royalty-bearing basis, certain technology relating to our Ovonic cognitive computer technology.

Ovonyx has entered into royalty-bearing, nonexclusive license agreements with Intel Corporation, Samsung Electronics Co., Ltd., Elpida Memory, Inc., STMicroelectronics N.V., BAE Systems and Nanochip, Inc. to produce OUM products. Under most of these agreements, Ovonyx is also participating in joint development programs to assist in the commercialization of OUM phase-change memory products. While BAE has announced a product based on OUM technology, Ovonyx has not yet realized any royalty revenues since its licensees have not begun commercial sale of products based on OUM.

Production Technology and Machine Building Division

We design, develop and manufacture automated production equipment based on our proprietary process technologies, particularly our vacuum deposition and large-scale, roll-to-roll manufacturing processes. These business activities are closely aligned with our product commercialization activities, so that we have developed and enhanced manufacturing capabilities concurrently with product development (i.e., short-run capabilities for limited production products to volume manufacturing for commercial products). This division has designed, developed and manufactured multiple generations of photovoltaic production lines. It is currently focused on producing the equipment to expand manufacturing capacity in our United Solar Ovonic segment from the current 28MW per annum to an expected capacity exceeding 300MW per annum by 2010.

Emerging Technologies

Our core business strategy has been to develop new technologies addressing important societal needs based upon our patented materials, products and processes, and then seek to commercialize these new technologies through licensing arrangements and manufacturing activities (directly and through joint ventures). We are seeking to bring our emerging technologies, including those discussed below, to full-scale commercialization through this strategy. These technologies are subject to further development and will require substantial additional funding to reach commercial product status. We seek to offset our funding requirements associated with these activities by obtaining third-party funding through strategic alliances and government contracts. Presently, we are actively seeking additional strategic funding for several of our emerging technologies.

Ovonic Solid Hydrogen Storage Technologies. Hydrogen is a clean and efficient fuel source that yields more energy per unit of weight than any other combustible fuel, but the inability to store hydrogen safely and efficiently has impeded its development as a practical fuel alternative. We are developing a practical approach to storing hydrogen in a solid metal matrix at low pressures using a family of new, efficient metal hydrides based upon our pioneering technology relating to atomically-engineered materials. Our solid hydrogen storage solutions have several advantages over conventional gaseous and liquid storage solutions, including improved convenience and greater safety due to our technology’s low-pressure refilling and storage capabilities.

These materials can be packaged in a variety of sizes and shapes to meet application requirements, and we plan to develop solid hydrogen storage systems for commercial use in stationary, portable power and transportation applications. The U.S. Department of Transportation has approved, through a special exemption, the transport, manufacture, labeling, sale, and use of portable canisters containing our solid hydrogen storage materials, allowing hydrogen storage capacity up to 1300 standard liters.

We are presently manufacturing pre-production volumes of portable hydrogen canisters in Rochester Hills, Michigan, and have sold over 2,000 canisters of various sizes to multiple customers. Additionally, we have successfully converted an original equipment 1.5-liter internal combustion engine in a 2005 Toyota Prius to run on hydrogen using our solid hydrogen storage system. This modified Prius represents our third generation of vehicle propulsion conversions and demonstrates our solid hydrogen storage technology using two 33-liter hydrogen storage vessels, which store up to 3.6 kilograms of hydrogen to provide nearly a 200-mile vehicle range. Refueling at 1,500 psi to 90% capacity currently takes approximately 10 minutes. Our current research and development activities are focused on reducing the weight and cost of the hydrogen storage materials.

Ovonic Metal Hydride Fuel Cell Technologies. Fuel cells are environmentally-clean power generators in which hydrogen and oxygen are combined to produce electricity, with water and heat as the only byproducts. Our Ovonic metal hydride fuel cell technology is a fundamentally new approach that combines the best features of both fuel cell and battery technologies for a new, lower cost solution in comparison to conventional proton exchange membrane (“PEM”) fuel cells, which require expensive platinum catalysts. This approach results in significant benefits, including reduced costs, enhanced low-temperature performance and intrinsic storage of energy in the fuel cell stack, which provides instant start capability and the opportunity to store regenerative braking energy for automotive applications independently from the battery currently used in hybrid vehicles utilizing PEM fuel cells. We believe these benefits make our technology particularly robust and versatile for applications, such as automotive applications, requiring performance under harsh or varying conditions. Our current research and development activities are focused on military and stationary applications.

Ovonic Optical Memory Technologies. We have developed phase-change rewritable optical memory solutions based on our pioneering amorphous materials technology. Our technology is used in the rewritable version of CDs and DVDs, as well as either of the new, high-definition digital video disc formats, Blu-Ray and HD-DVD. We have licensed our technology to a number of data storage media companies on a royalty-bearing, nonexclusive basis. We are currently developing new uses for our Ovonic optical phase-change technology under a three-year cost-sharing contract awarded in 2003 by the National Institute of Standards and Technology (“NIST”) to develop optical switching devices for active optical routing devices in digital signal processing.

Ovonic Cognitive Computer and Ovonic Quantum Control Technologies. We are developing a multifunctional approach to computing which incorporates nanostructural materials deposited as thin films used to make devices which, when fully developed, are expected to have the capability to execute ordinary arithmetic and logic operations as well as advanced functions such as nonbinary processing and higher mathematics. When commercially developed, the devices could be used in larger numbers than implementations using conventional technologies in densely interconnected parallel circuits to enable more powerful neural networks and cognitive processors. We are also developing thin-film devices that have functionality beyond transistors and can be used for switching and control in cognitive processors and potentially in OUM and other types of memories and more general integrated circuits.

Our Technology and Intellectual Property

Our technology and related intellectual property are the foundation of our business activities. The principal markets in which we compete—the alternative energy generation, energy storage and information technology markets—are characterized by rapid change and competition driven by technological and product performance advantages. We have driven some of this activity through our pioneering materials, product and production process technologies. At the same time, we are actively engaged in product design and development to commercialize and improve our materials, products and production processes.

Research and Development Expenditures

We have a multi-disciplinary business, scientific and technical organization engaged in research and development activities in which we invent new technologies and improve our existing materials, products and production processes. We have funded these activities directly and through third-party funding, including strategic alliances and government contracts, as summarized for the three years ended June 30, 2006 in the following table:

	Direct Research and Development Expenditures(1) Year Ended June 30,
	2006	2005	2004

Sponsored by industrial partners, government
agencies and licensees	$8,072,000	$14,517,370	$22,767,032

Sponsored by us	20,310,933	16,457,311	14,196,280

Total	$28,382,933	$30,974,681	$36,963,312

(1)

Direct research and development expenditures exclude allocation of patents, depreciation and general and administrative expenses. All of our research and development costs are expensed as incurred and are included in our Consolidated Statement of Operations as cost of revenues from product development agreements and product development and research.

Competition

Since our businesses are based upon our pioneering technologies that offer fundamental solutions in the alternative energy generation, energy storage and information technology markets, we compete not only at the product level for market share but also at the technology level for market acceptance. Our competition includes well-established conventional technologies, other alternative technology solutions and other technologies within an alternative solution. For example, our PV technology competes with conventional electricity generation technologies, such as gas and coal; alternative electricity generation technologies, such as wind and nuclear; and other solar technologies, such as crystalline products. Our business competitors include some of the world’s largest industrial companies, many of which are pursuing new technology solutions in addition to their well-established conventional technologies.

We believe that we have derived a key business and technological advantage for over 46 years through our research and development activities by continuously inventing new technologies and improving our existing materials, products and production processes. These activities are intended to enhance the performance, efficiency, cost and environmental advantages of products based on our technologies as compared to conventional and alternative solutions. We diligently prosecute patents and maintain an extensive patent portfolio to protect our technology position.

However, even as we successfully pursue these research and development activities, some of our technologies, particularly in the alternative energy generation and energy storage markets, presently face commercial barriers as compared to well-established conventional technologies, including infrastructural barriers, customer transition costs and higher manufacturing costs associated with present production volumes. The competitiveness of products based on our technologies in these areas is typically enhanced by external factors, including rising energy costs, concerns regarding energy security and governmental incentives at the customer level. Our long-term goal is to compete directly in energy markets without subsidies.

Patents and Intellectual Property

Protection of our technologies is a key business imperative. Accordingly, we have developed an extensive patent portfolio consisting of over 350 U.S. patents and over 500 foreign counterparts (including patents assigned to a joint venture partner), to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our business segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our business segments.

Our Employees

As of September 8, 2006, we and our consolidated subsidiaries had a total of 694 employees in the U.S. and 270 employees outside of the U.S. These numbers do not include employees of our joint ventures or licensees.

Available Information

Our website address is www.ovonic.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for the committees of our Board of Directors and other information related to the Company. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A:	Risk Factors

We have a history of losses and our future profitability is uncertain.

Since our founding, we have incurred substantial net losses in connection with the research, development and commercialization of products based on our technologies and, at June 30, 2006, we have an accumulated deficit of approximately $303,788,000. Our ability to achieve profitability in the future is uncertain and will depend largely on the successful commercialization of our products, as to which there can be no assurance. If we do not achieve or sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock may decline.

We expect that we will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to increase our production capacity, and financing may be unavailable or available only on disadvantageous terms.

We have in the past experienced substantial losses and negative cash flow from operations and have required significant financing, including equity financing and financing provided through capital and operating leases of facilities, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to expand our production capacity. In particular, we believe that we will require additional funding for manufacturing capacity expansion in our United Solar Ovonic segment from the current 28MW per annum to an expected capacity exceeding 300 MW per annum by 2010. There can be no assurance that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired.

We are rapidly expanding our manufacturing capacity for PV products in order to meet expected demand, and our revenues and profits will depend upon our ability to successfully complete this expansion and then to sell our PV products at higher volumes to match our expanded capacity.

We plan to expand our manufacturing capacity from the current 28MW per annum to an expected capacity exceeding 300MW per annum by 2010. This expansion plan includes adding new facilities in Auburn Hills, Michigan (which is expected to begin operation in Fall 2006) and

Greenville, Michigan (the first facility of which is expected to begin operation in late 2007 and the second in mid-2008). We are designing, developing, manufacturing, installing and testing the equipment for this expansion through our Production Technology and Machine Building Division. We may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with the equipment we are providing. Additionally, there can be no assurance that market demand will align with our expanding manufacturing capacity or that our marketing capabilities at the expanded manufacturing volumes will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

A portion of our revenues and profits are dependent upon licensing arrangements and joint ventures, and our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

We have entered into licensing and joint venture agreements with established industrial companies in order to develop and commercialize certain products based on our technologies. Any revenues or profits which may be derived by us from these licensing and joint venture agreements will be substantially dependent upon the willingness and ability of our licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies. There can be no assurance that such financial resources will be available or that such commercialization will be successful. Accordingly, there can be no assurance that our joint ventures will continue to operate. If our joint venture partners provide additional financing to our joint ventures, it may be on terms that result in a reduction in our ownership interest in the joint ventures or that otherwise reduce any profits we may realize from the joint ventures. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture. If our licensees and joint venture partners are unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies, or if any of our joint ventures are terminated, we may not be able to realize revenues and profits based on our technologies and our business could be materially adversely affected.

Additional research and development efforts will be required before certain products based on our technologies can be manufactured and sold commercially, and there can be no assurance that such efforts will be successful.

Additional research and development efforts by us, our licensees or our joint ventures will be required before certain products based on our technologies may be manufactured and sold commercially. The commercialization of products based on our technologies depends upon consumer acceptance and the achievement and verification of the overall performance, cost, reliability, efficiency and safety of the products. There can be no assurance that such research and development efforts will be successful or that we, our licensees or our joint ventures will be able to develop commercial applications for our products and technologies. Further, the areas in which we are developing technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If future products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, the commercialization schedule may be delayed if we, our licensees or our joint ventures experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we, our licensees or our joint ventures are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

It is uncertain that the market will accept our products once the technology has been developed and commercial-scale manufacturing has been achieved.

There can be no assurance that products based on our technologies will be perceived as being superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

We and our joint ventures and licensees may not be able to manufacture products based on our technologies successfully on a commercial scale.

There can be no assurance that we and our joint ventures and licensees will be able to successfully manufacture products based on our technologies. In order to produce products on a commercial scale, we and our joint ventures and licensees will be required to establish or significantly increase manufacturing capabilities currently being used to produce certain of our products. Although substantially all of our joint venture partners and licensees have experience in commercial-scale manufacturing, we have little such experience and there can be no assurance that we or our joint ventures and licensees will expand or establish capabilities for manufacturing products beyond those presently in existence. If commercial-scale manufacturing of products based on our technologies is not achieved, we may be unable to recover our investments or achieve profitability.

We and our joint ventures and licensees may experience performance problems with key suppliers or subcontractors.

We and our joint ventures and licensees are highly dependent on the continued services of a limited number of key suppliers and subcontractors. The loss of any of these suppliers and subcontractors could have a material adverse effect on us and on our joint ventures and licensees. There can be no assurance that existing relationships with key suppliers and subcontractors will continue on acceptable terms and, if not continued, our business could be materially adversely affected.

Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become obsolete or noncompetitive.

We and our joint ventures and licensees currently compete with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture and sell products. In addition, we expect additional potential competitors to enter the markets for our products in the future. Some of these current and potential competitors are among the largest industrial companies in the world with longer operating histories, greater name recognition, access to larger customer bases, significantly more well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products obsolete or noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We receive a significant portion of our revenues from a small number of customers.

We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 47% and 46% of our total revenue for the fiscal years ended June 30, 2006 and 2005, respectively, excluding the recognition of a one-time, noncash license revenue of approximately $79,532,000 in our Ovonic Battery segment in 2005. Our revenues would decrease substantially if we were to lose any major customer and unable to offset this loss through reallocation of production or additional sales.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our Cobasys joint venture and our NiMH battery business.

Cobasys, our joint venture with Chevron Corporation, designs, manufactures and sells high-power commercial NiMH batteries and systems for hybrid electric vehicles, or HEVs. The principal customers for the NiMH batteries and systems manufactured by Cobasys are the major domestic and international automotive manufacturers. Certain of these manufacturers have in recent years experienced static or reduced revenues, increased costs, loss of market share, labor issues and other business and financial challenges. Adverse business or financial conditions affecting individual automotive manufacturers or the automotive industry generally could have a material adverse effect on our Cobasys joint venture and our NiMH battery business. Automotive manufacturers may discontinue or delay their planned introduction of HEVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than the battery systems manufactured by Cobasys. We or Cobasys may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

Our government product development and research contracts may be terminated by unilateral government action, or we may be unsuccessful in obtaining new government contracts to replace those which have been terminated or completed.

We have several government product development and research contracts. Any revenues or profits which may be derived by us from these contracts will be substantially dependent upon the government agencies’ willingness to continue to devote their financial resources to our research and development efforts. There can be no assurance that such financial resources will be available or that such research and development efforts will be successful. Our government contracts may be terminated for the convenience of the government at any time, even if we have fully performed our obligations under the contracts. Upon a termination for convenience, we would generally only be entitled to recover certain eligible costs and expenses we had incurred prior to termination and would not be entitled to any other payments or damages. Therefore, if government product development and research contracts are terminated or completed and we are unsuccessful in obtaining replacement government contracts, our revenues and profits may decline and our business may be adversely affected.

The reduction or elimination of government incentives related to solar power could cause our revenues to decline.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar modules and lower our revenue.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of a limited number of skilled managers, scientists and technicians. The loss of any of these individuals could have a material adverse effect on us.

In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

High raw material costs may continue to have an adverse impact on our profitability and our ability to successfully develop our emerging technologies.

Higher costs for certain raw materials and commodities, principally steel, resin-based polymers, and nickel, as well as higher energy costs, had an adverse impact on our operating results in 2006 and could continue to negatively impact our profitability in 2007. While we have developed strategies to mitigate or partially offset the impact of higher raw material, commodity and energy costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Additionally, certain of our emerging technologies utilize high-cost raw materials. As part of our continuing research and development activities, we are attempting to substantially reduce these costs through material reduction and substitution strategies. There can be no assurances that we will succeed in these cost-reduction efforts, which are essential for the development of our emerging technologies.

We may become subject to legal or regulatory proceedings which may reach unfavorable resolutions.

We are involved in legal proceedings arising in the normal course of business. Due to the inherent uncertainties of legal proceedings, the outcome of any such proceeding could be unfavorable, and we may choose to make payments or enter into other arrangements, to settle such proceedings. Failure to settle such proceedings could require us to pay damages or other expenses, which could have a material adverse effect on our financial condition or results of operations. We have been subject to legal proceedings in the past involving the validity and enforceability of certain of our patents. While such patent-related legal proceedings have been resolved, such proceedings can require the expenditure of substantial management time and financial resources and can adversely affect our financial performance. There can be no assurance that we will not be a party to other legal proceedings in the future.

We are subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals.

Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures.

The operation of a manufacturing plant entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances. There can be no assurance that we will not incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. In addition, we generate hazardous materials and other wastes that are disposed of at licensed disposal facilities. We may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these facilities in the event of a release of hazardous substances by such facilities into the environment.

Our success depends in part upon our ability to protect our intellectual property and our proprietary technology including our trade secrets and other confidential information.

Our success depends in part on our ability to obtain and maintain intellectual property protection for products based on our technologies. Our policy is to seek to protect our products and technologies by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products and technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar products or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development and commercialization of products based on our technologies, it is possible that, before these products can be commercialized, any related patents may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of these patents and making it unlikely that we will be able to recover investments we have made to develop our technologies and products based on our technologies.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we have entered into confidentiality agreements with our employees, agents and consultants upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that inventions conceived by the individual in the course of rendering services to us will be our exclusive property. Individuals with whom we have these agreements may not comply with their terms. In the event of the unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. To the extent that our employees or consultants use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and could have a material adverse effect on our operating results, financial condition and future growth prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive and distract our management.

Third parties may own or control patents or patent applications that are infringed by our products or technologies.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or patent applications. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we and our joint venture partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Our corporate headquarters are located in Rochester Hills, Michigan.  We currently lease our headquarters, together with adjacent facilities in Rochester Hills, Michigan, which we use principally for our Ovonic Battery and ECD segments.  These facilities, including our headquarters, provide an aggregate of approximately 210,000 sq ft. for technical and administrative uses, and are supplemented by an aggregate of approximately 45,000 sq ft. of additional leased facilities in Troy, Michigan and San Clemente, California for administrative, technical and manufacturing purposes.

Our United Solar Ovonic segment’s headquarters are located in Auburn Hills, Michigan, and we maintain a sales office in San Diego, California, and Frankfurt/Main, Germany. We lease two manufacturing facilities in Auburn Hills, Michigan for this segment: one of these facilities (approximately 167,000 sq ft.), which also contains the segment’s headquarters, is presently operational; the other facility (approximately 172,000 sq ft.) is expected to become operational in Fall 2006. We also lease an approximately 67,000 sq ft. manufacturing facility in Tijuana, Mexico, which principally manufactures framed PV products. We are in the process of constructing a manufacturing facility in Greenville, Michigan, which we own and which is expected to begin operations in late 2007.

Item 3:	Legal Proceedings

On July 26, 2006, our subsidiary, Ovonic Battery Company, Inc., filed a complaint with the U.S. International Trade Commission (ITC) charging Varta Microbattery GmbH, Varta AG and Varta Microbattery, Inc. (collectively Varta) with patent infringement with respect to Varta's consumer nickel metal hydride battery button cell products. The complaint alleges that Varta has engaged in unfair trade practices by manufacturing and importing infringing batteries into the United States and requests that ITC exclude those infringing products from further importation into the United States. The complaint was filed under Section 337 of the Trade Act of 1930 which prohibits unfair methods of competition in import trade and is traditionally used to enforce patents and trademarks against international encroachments. On August 23, 2006, the ITC initiated the investigation into Varta’s alleged unfair trade practices.

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "ENER." As of September 8, 2006, there were approximately 1,830 holders of record of our common stock.

The following table sets forth the range of high and low prices of our common stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated:

	For the Fiscal Year Ended June 30, (In Dollars Per Share)
	2006		2005
	High	Low	High	Low
First Quarter
(July – September)	$46.44	$22.31	$14.89	$9.62
Second Quarter
(October – December)	$46.878	$28.76	$23.45	$12.50
Third Quarter
(January – March)	$57.84	$39.81	$23.42	$15.64
Fourth Quarter
(April – June)	$56.00	$31.31	$26.20	$16.27

We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

During the fiscal year ended June 30, 2006, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Party/ies	Security Issued	Number of Securities	Consideration

Four nonemployee members of our Board of Directors	Common Stock	1,440 shares	Annual Retainer

The nonemployee directors of the Company are issued approximately $15,000 per year in ECD Common Stock based on the closing price of the Common Stock on the day the directors are elected by ECD’s stockholders at its Annual Meeting of Stockholders. See ECD’s definitive proxy statement in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on November 14, 2006 for compensation of directors.

Item 6:	Selected Financial Data

Set forth below is certain financial information derived from the Company's audited consolidated financial statements prior to the reclassification in 2002 for discontinued operations discussed in Note A, “Summary of Accounting Policies,” of our Consolidated Financial Statements.

	Year Ended June 30,
	2006	2005	2004	2003	2002

Revenues:
Product sales	$84,430,664	$51,943,873	$33,808,209	$22,260,912	$36,307,715
Royalties	4,245,754	5,332,003	2,521,779	1,843,647	2,000,914
Revenues from product development agreements	10,045,585	17,652,510	29,220,752	37,335,248	52,685,717
Revenues from license and other agreements	1,322,365	80,784,380 (1)	125,000	3,444,114	25,000
Other	2,375,108	857,286	580,195	140,061	364,487
TOTAL REVENUES	$102,419,476	$156,570,052	$66,255,935	$65,023,982	$91,383,833
Net income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	$(18,910,246)	$50,287,216	$(49,191,286)	$(35,772,568)	$(17,460,015)
Income taxes	–	825,414	–	–	–
Net income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(18,910,246)	49,461,802	(49,191,286)	(35,772,568)	(17,460,015)
Discontinued operations, net of tax benefit	313,979	(1,392,630)	(2,230,388)	(2,641,151)	(3,428,019)
Extraordinary item, net of tax	–	2,262,910	–	–	–
Cumulative effect of change in accounting principle	–	–	–	2,215,560	–
Net income (loss)	$(18,596,267)	$50,332,082	$(51,421,674)	$(36,198,159)	$(20,888,034)
Basic net income (loss) per share
Continuing operations	$(.58)	$1.80	$(2.06)	$(1.63)	$(.80)
Discontinued operations	$.01	$(.05)	$(.09)	$(.12)	$(.16)
Extraordinary item	–	.08	–	–	–
Cumulative effect of change in accounting principle	–	–	–	.10	–
	$(.57)	$1.83	$(2.15)	$(1.65)	$(.96)
Diluted net income (loss) per share
Continuing operations	$(.58)	$1.67	$(2.06)	$(1.63)	$(.80)
Discontinued operations	$.01	$(.05)	$(.09)	$(.12)	$(.16)
Extraordinary item	–	.08	–	–	–
Cumulative effect of change in accounting principle	–	–	–	.10	–
	$(.57)	$1.70	$(2.15)	$(1.65)	$(.96)
At year end:
Cash and Cash Equivalents	$164,961,982	$84,295,571	$12,676,537	$6,567,261	$42,221,015
Short-Term Investments	$239,505,025	$11,840,526	$–	$26,801,506	$71,997,154
Total Assets	$596,342,326	$198,063,433	$113,311,775	$153,694,650	$192,118,594
Long-Term Liabilities	$25,594,088	$10,203,772	$10,160,791	$10,187,127	$14,428,769
Working Capital	$429,092,392	$111,934,992	$24,649,431	$37,794,730	$100,796,311
Stockholders' Equity	$537,020,857	$155,720,361	$81,155,068	$99,832,172	$135,254,960

(1)	Revenues from license and other agreements include a one-time, noncash license fee of $79,532,000 for 2005.

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2006. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

We invent, design, develop and commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our materials, products and production processes originate from the pioneering work of Mr. Stanford R. Ovshinsky, principal inventor and our President, Chief Scientist and Technologist, in materials science at the atomic (or nanostructure) level, principally amorphous and disordered materials. In particular, we manufacture for commercial sale thin-film photovoltaic (“PV”) modules and positive electrode nickel hydroxide for nickel metal hydride (“NiMH”) batteries, and license our NiMH battery technology, which is used in commercial products. Our principal joint ventures—Cobasys LLC and Ovonyx, Inc.—are also commercializing our NiMH battery and Ovonic Unified Memory (“OUM”) technologies, and battery products manufactured by Cobasys are commercially available. At the same time, we continue our research and development activities for our emerging technologies in order to bring these technologies to full-scale commercialization. We seek third-party funding to offset our funding requirements for these activities.

These business activities represent application of our overall business strategy, which is to invent, design and develop materials, products and production processes and then commercialize these materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•

We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 85% of our total revenue in fiscal 2006 compared to 56% for 2004 (the first full fiscal year in which we consolidated the results of our subsidiary, United Solar Ovonic). Additionally, our United Solar Ovonic segment generated operating income of $8,607,000 in fiscal year 2006, while our other two segments had combined operating losses of $35,037,000 (which we seek to fund as described below). Given the projected growth of our photovoltaic business (see below) relative to our other business segments, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•

We are rapidly expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We are expanding our PV module manufacturing capacity from 28MW per annum to an expected capacity exceeding 300MW per annum by 2010. We are funding the initial phases of this expansion with the proceeds from the common stock offering, which we completed in March 2006. We will require additional funding for subsequent phases through 2010, which we may obtain from equity and debt financing, business agreements and other sources.

•

We are commercializing our NiMH battery and OUM technologies principally through nonconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered, and then formed to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We have contributed intellectual property and cash to Ovonyx, and have reported losses up to our cash investment in Ovonyx. Our interests in Cobasys and Ovonyx were recorded at zero on our balance sheet at June 30, 2006.

•

We are continuing to further develop our emerging technologies, and we will continue to generate losses, and at the same time require substantial additional funding, as we seek to bring these technologies to commercial product status. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies, such as Ovonic solid hydrogen systems, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and Ovonic quantum control, as we engage in research and development activities to define marketable technologies that can result in commercial products. We expect to record losses associated with these activities at this stage while we seek to offset our funding requirements with third-party funding, including strategic alliances and government contracts. Our third-party funding for these activities has declined in recent years, principally due to the restructuring of certain strategic relationships and completion of certain government contracts, and we are presently actively seeking additional strategic funding for several of our emerging technologies.

Key indicators of Financial Condition and Operating Performance. In evaluating our business, we use operating income and cash flow from operations as key performance metrics. We also use production capacity, measured in MW per annum, as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing capacity expansion in this segment.

Results of Operations

The year-over-year comparisons contained in this section exclude an extraordinary item and discontinued operations (see “Other Income/Expense, Extraordinary Item, and Discontinued Operations,” below).

The following table summarizes each of our business segment’s operating results (in thousands) for the last three fiscal years ended June 30:

	Revenues					Income (Loss) from Operations
	2006		2005		2004	2006	2005	2004

United Solar Ovonic	$87,508		$58,718		$36,959	$8,607	$(3,240)	$(13,418)

Ovonic Battery	8,888		88,557	(1)	15,230	(4,596)	68,358	(13,840)

ECD	65,765(2)		16,841		16,155	(30,441)	(22,282)	(22,877)

Consolidating Entries	(59,742	)(2)	(7,546)		(2,088)	(791)	547	1,599

Consolidated	$102,419		$156,570		$66,256	$(27,221)	$43,383	$(48,536)

(1)	Includes a one-time noncash license fee of $79,532,000 for 2005.
(2)	Consolidating entries represent principally the elimination of the sale by ECD to United Solar Ovonic in 2006 of the solar PV module manufacturing machinery and equipment.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

We had an operating loss of $27,221,000 in 2006 as compared to operating income of $43,383,000 in 2005 that was attributable to a one-time, noncash license fee of $79,532,000 in 2005 in our Ovonic Battery segment (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). Operating results in our United Solar Ovonic segment significantly improved, as we continued to rapidly expand our manufacturing capacity and product sales, while the operating loss at our ECD segment increased due principally to consolidation of a previously unconsolidated joint venture.

United Solar Ovonic Segment

	Year ended June 30,
	2006	2005
	(in thousands)

REVENUES

Product sales	$81,816	$50,777

Revenues from product development agreements	5,670	7,768

Other operating revenues	22	173

TOTAL REVENUES	$87,508	$58,718

EXPENSES

Cost of product sales	$63,609	$46,427

Cost of revenues from product development agreements	3,809	5,935

Product development and research	3,047	2,618

Operating, general and administrative expenses and patent expenses	8,436	6,978

TOTAL EXPENSES	$78,901	$61,958

INCOME (LOSS) FROM OPERATIONS	$8,607	$(3,240)

Our United Solar Ovonic segment generated operating income in 2006 compared to an operating loss in 2005, as we continued to rapidly expand our manufacturing capacity and product sales.

The increases in revenues and expenses in 2006 were primarily attributable to increased volume of PV products to meet market demand. Gross profit margin on product sales increased to 22% in 2006 from 9% in 2005, reflecting increased production and sales and improved absorption of fixed costs as we continue to improve manufacturing production toward an expected capacity of 30MW per annum at our existing Auburn Hills facility. Operating, general and administrative expenses and patent expenses increased due principally to increased production volume and manufacturing capacity expansion activities (including new hiring). We expect a temporary, substantial decline for 2007 of sales of our PV modules to Solar Integrated Technologies Inc.(“SIT”). We are presently reallocating production to other customers in our existing backlog and seeking additional sales to offset the impact of SIT.

The combined product development and research expenses decreased due principally to reduced activities under product development agreements with the U.S. Air Force (to develop new products for space and airship applications) and the National Renewable Energy Laboratory. Revenues under these product development agreements also decreased due to the reduced activities. We continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Battery Company Segment

	Year ended June 30,
	2006	2005(1)
	(in thousands)

REVENUES
Product sales	$2,623	$1,167

Royalties	3,370	4,481

Revenues from product development agreements	824	1,977

Revenues from license and other agreements	1,322	80,784

Other operating revenues	749	148

TOTAL REVENUES	$8,888	$88,557

EXPENSES
Cost of product sales	$2,765	$4,429

Cost of revenues from product development agreements	322	1,892

Product development and research	9,447	7,892

Operating, general and administrative expenses and patent expenses	950	5,986

TOTAL EXPENSES	$13,484	$20,199

INCOME (LOSS) FROM OPERATIONS	$(4,596)	$68,358

(1)

Revenue from license and other agreements includes a one-time noncash license fee of $79,532,000 for 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

Our Ovonic Battery segment had decreased operating income in 2006 due to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

Product sales, which include sales of our positive electrode nickel hydroxide, increased in 2006 as compared to 2005, due principally to a one-time item in 2005 discussed below. Positive electrode nickel hydroxide sales increased to $1,855,000 in 2006 from $1,762,000 in 2005 due primarily to an increase in demand in 2006 from our principal customer. Costs of sales of these products were relatively unchanged at $2,035,000 in 2006 as compared to $2,029,000 in 2005.

Product sales also include sales of equipment to our Rare Earth Ovonic joint venture under a contract that was substantially completed in 2006. These equipment sales increased to $767,000 in 2006 from negative $595,000 in 2005 due primarily to a one-time item in 2005 (a $2,668,000 adjustment as a result of a review of estimates to complete the contract). Cost of sales decreased due primarily to substantial completion of the contract in 2006. As of June 30, 2006, we had recorded revenues equal to cash received under the contracts (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

Royalties decreased in 2006 as compared to 2005, due principally to a one-time recognition in 2005 of $1,125,000 related to an advance royalty payment received in 1993 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

Revenues from licenses and other agreements decreased in 2006 as compared to 2005, due to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). These revenues include $952,000 in each of 2006 and 2005, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses were relatively unchanged, as we continued to develop and enhance our core NiMH battery technologies. Revenues from product development agreements decreased principally due to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production in 2006 ($782,000 in 2006 compared to $1,997,000 in 2005).

Operating, general and administrative expenses and patent expenses decreased in 2006 due to royalties under an intercompany agreement related to our ECD segment, under which a $3,956,000 royalty was recorded in 2005, principally attributable to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). This royalty is eliminated in consolidation.

ECD Segment

	Year ended June 30,
	2006		2005
	(in thousands)

REVENUES

Product sales	$58,931	(1)	$1,740

Royalties	876		851

Royalties from intercompany agreements	37		3,956

Revenues from product development agreements	4,011		9,480

Other operating revenues	1,910		814

TOTAL REVENUES	$65,765		$16,841

EXPENSES
Cost of product sales	$59,284		$3,056
Cost of revenues from product development agreements	5,720		10,583

Product development and research	22,356		16,228

Operating, general and administrative expenses and patent expenses	8,846		9,256
TOTAL EXPENSES	$96,206		$39,123

OPERATING LOSS	$(30,441)		$(22,282)

(1)	Represents principally the sale by ECD to United Solar Ovonic in 2006 of the solar PV module machinery and equipment. This amount is eliminated in consolidation.

Our ECD segment had an increase in its operating loss in 2006 as compared to 2005, primarily due to the impact of acquiring our joint venture partner’s interest in Ovonic Hydrogen Systems in December 2004, which resulted in the elimination of revenues from certain intercompany agreements and assumption of operating costs associated with consolidation of this company.

Product sales represent principally sales of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with the manufacturing expansion that are eliminated in consolidation. Product sales increased and cost of product sales increased due to increased production and sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic optical memory technologies, were relatively unchanged in 2006 as compared to 2005. Royalties from intercompany agreements represent royalties under an intercompany license agreement related to our Ovonic Battery segment, under which a $3,956,000 royalty was recorded in 2005, principally attributable to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). These intercompany royalties are eliminated in consolidation.

The combined product development and research expenses increased to $28,076,000 in 2006 from $26,811,000 in 2005 as we continued to develop our emerging technologies, including our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and the Ovonic quantum control technologies. Revenues from product development agreements decreased primarily due to the elimination in 2005 of a product development agreement with Ovonic Hydrogen Systems in connection with our acquisition of our partner’s interest in that company (zero in 2006 compared to $4,089,000 in 2005), and reduced activities ($2,090,000 in 2006 compared to $3,724,000 in 2005) under contracts with NIST related to optical switching and organic electroluminescent devices technology and to support United Solar Ovonic’s U.S. Air Force contract.

Patents and operating, general and administrative expenses decreased in 2006 due to increased allocation to product development and research expenses.

Other operating revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of our nonconsolidated affiliates.

Other Income/Expense, Extraordinary Item and Discontinued Operations

Other income (net) increased to $8,310,000 in 2006 from $6,904,000 in 2005, primarily due to higher interest income ($8,672,000 in 2006 compared to $1,400,000 in 2005) relating to increased funds available for investment and higher interest rates, partially offset by one-time items in 2005 (an $8,000,000 distribution from a joint venture as partial reimbursement of legal fees and a $1,710,000 impairment in our investment in our Rare Earth Ovonic joint venture).

We recognized an extraordinary gain in 2005 of $2,263,000 (net of tax) as a result of a $4,675,000 payment from Chevron relating to the restructuring of certain agreements (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

Discontinued operations reflects our metal hydride manufacturing materials business, which we sold in December 2005 as part of our restructuring plan and focus (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

Year Ended June 30, 2005 Compared To Year Ended June 30, 2004

We had operating income of $43,383,000 in 2005 that was attributable to a one-time, noncash license fee of $79,532,000 in 2005 in our Ovonic Battery segment (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements), as compared to an operating loss of $48,536,000 in 2004. Operating results in our United Solar Ovonic segment significantly improved, as we continued to rapidly expand our manufacturing capacity and product sales.

United Solar Ovonic Segment

	Year ended June 30,
	2005	2004
	(in thousands)

REVENUES

Product sales	$50,777	$27,586

Revenues from product development agreements	7,768	9,373

Other operating revenue	173	–

TOTAL REVENUES	$58,718	$36,959

EXPENSES
Cost of product sales	$46,427	$33,897

Cost of revenues from product development agreements	5,935	7,615

Product development and research	2,618	972

Operating, general and administrative expenses and patent expenses	6,978	7,893

TOTAL EXPENSES	$61,958	$50,377

OPERATING LOSS	$(3,240)	$(13,418)

Our United Solar Ovonic segment significantly reduced its operating loss in 2005 as compared to 2004, as we continued to rapidly expand our manufacturing capacity and product sales.

The increases in revenues and expenses were primarily attributable to increased volume of PV product sales, with increased volume partially offset by unfavorable product mix ($2,682,000).

Gross profit margin on product sales was 9% in 2005 compared to a gross loss of 23% in 2004, reflecting increased production and sales and improved absorption of fixed costs as manufacturing production reached its full-rated capacity in the fourth quarter of 2005. Operating, general and administrative expenses and patent expenses also increased due principally to increased production volume and manufacturing capacity expansion activities (including new hirings).

The combined product development and research expenses were relatively unchanged as we continue to seek to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules. Revenues from product development agreements decreased principally due to reduced activities ($5,699,000 in 2005 compared to $7,869,000 in 2004) under product development agreements with the U.S. Air Force (to develop new products for space and airship applications) and with Lockheed Martin.

Ovonic Battery Segment

	Year ended June 30,
	2005		2004
	(in thousands)

REVENUES

Product sales	$1,167		$6,142

Royalties	4,481		1,903

Revenues from product development agreements	1,977		7,037

Revenues from license and other agreements	80,784		125

Other operating revenues	148		23

TOTAL REVENUES	$88,557	(1)	$15,230

EXPENSES
Cost of product sales	$4,429		$5,442

Cost of revenues from product development agreements	1,892		7,603

Product development and research	7,892		6,991

Operating, general and administrative expenses and patent expenses	5,986		9,034

TOTAL EXPENSES	$20,199		$29,070

INCOME (LOSS) FROM OPERATIONS	$68,358		$(13,840)

(1)

Revenue from license and other agreements includes a one-time noncash license fee of $79,532,000 for 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements).

Our Ovonic Battery segment had increased operating income in 2005 due to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

Product sales, which include sales of our positive electrode nickel hydroxide products, decreased in 2005 as compared to 2004. Positive electrode nickel hydroxide sales were relatively unchanged at $1,762,000 in 2005 as compared to $1,732,000 in 2004. Costs of sales of these products increased to $2,029,000 in 2005, from $1,569,000 in 2004, reflecting higher raw material costs.

Product sales also include sales of equipment to our Rare Earth Ovonic joint venture under a contract that was nearing completion in 2005. We increased our estimated cost of completing the project by $2,668,000 in 2005 and as a result recorded negative revenue of $595,000 in 2005 related to these product sales as compared to revenue of $4,410,000 in 2004.

Royalties increased to $4,481,000 in 2005 from $1,903,000 in 2004, primarily due to a one-time recognition in 2005 of $1,125,000 related to recognition of an advance royalty payment received in 1993 (see Note H, “Product Sales, Royalties, Revenues from Product Development

Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements) and a $1,287,000 increase in royalties for transportation applications, primarily hybrid vehicles. The 2005 revenues include royalties of $952,000, representing amortization of a payment received in a July 2004 settlement of certain patent infringement disputes (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased due principally to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production in 2005. Revenues also decreased due to the reduced activities, together with the completion of a government contract (zero in 2005 compared to $1,158,000 in 2004). We continue to incur product development and research expenses to develop and enhance our core NiMH battery technologies.

Operating, general and administrative and patent expenses decreased in 2005 as compared to 2004, due to decreased patent expenses in 2005, partially offset by a $3,956,000 royalty to our ECD segment in 2005 (as discussed below), which is eliminated in consolidation.

ECD Segment

	Year ended June 30,
	2005	2004
	(in thousands)

REVENUES

Product sales	$1,740	$184

Royalties	851	619

Royalties from intercompany agreements	3,956	–

Revenues from product development agreements	9,480	14,713

Other operating revenues	814	639

TOTAL REVENUES	$16,841	$16,155

EXPENSES
Cost of product sales	$3,056	$2,022

Cost of revenues from product development agreements	10,583	15,562

Product development and research	16,228	14,553

Operating, general and administrative expenses and patent expenses	9,256	6,895

TOTAL EXPENSES	$39,123	$39,032

OPERATING LOSS	$(22,282)	$(22,877)

Our ECD segment had a slight decrease in its operating loss in 2005 as compared to 2004.

Product sales represent principally sales of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion that are eliminated in consolidation. Product sales and cost of product sales increased due to commencement of production and sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic optical memory technologies, increased principally due to recognition of revenue for advance royalty payments received in prior years pursuant to a license agreement under which no further royalties are due ($686,000 for 2005 as compared to $464,000 for 2004) (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). Royalties from intercompany agreements represents royalties under an intercompany license agreement related to our Ovonic Battery segment, under which a $3,956,000 royalty was recorded in 2005, principally attributable to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements,” of the Notes to our Consolidated Financial Statements). Royalties under this intercompany agreement are eliminated in consolidation.

The combined product development and research expenses decreased to $26,811,000 in 2005 from $30,115,000 in 2004, as we continued to develop our emerging technologies, including our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and the Ovonic quantum control technologies. Revenues from product development agreements decreased primarily due to the elimination in 2005 of a product development agreement with Ovonic Hydrogen Systems in connection with our acquisition of our partner’s interest in that company ($4,089,000 in 2005 compared to $10,063,000 in 2004), and completion of a hydrogen systems development contract with TACOM (zero in 2005 compared to $499,000 in 2004), partially offset by increased activities ($2,200,000 in 2005 compared to $799,000 in 2004) under contracts with NIST (related to optical switching and organic electroluminescent devices technologies).

Other operating revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of our nonconsolidated affiliates.

Patents and operating, general and administrative expenses increased in 2005 due to reduced allocation to cost of revenues from product development agreements.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements, as well as to fund the further development of our emerging technologies. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 offering of common stock) and cash flows from operating activities at our United Solar Ovonic segment. We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for the foreseeable future. We intend to use the net proceeds from our March 2006 common stock offering for our PV manufacturing expansion, which includes construction of two 60MW manufacturing facilities in Greenville, Michigan, and general corporate purposes. We will require additional funding for this expansion through 2010, which we may obtain from equity and debt financing, business agreements and other sources.

As of June 30, 2006, we had $404,467,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposits, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” These short-term investments have maturities up to 33 months, except for the ARC’s which have maturities from 20 to 38 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At June 30, 2006, we had consolidated working capital of $429,092,000, which included a cash and short-term investments balance of $404,467,000.

Cash Flows

Net cash used in our operating activities was $21,419,000 in 2006 as compared to $16,864,000 in 2005 reflecting improved cash flow from operations at our United Solar Ovonic segment and the receipt in 2005 of a one-time, nonrefundable license fee of $10,000,000 as part of a settlement of certain patent infringement disputes.

Net cash used in investing activities was $295,067,000 in 2006 as compared to $13,797,000 in 2005. This increase was due to net purchases ($230,839,000) of investments plus purchases ($69,020,000) of property, plant and equipment in 2006. This increase in capital spending ($69,020,000 in 2006 compared to $3,120,000 in 2005) was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by our financing activities was $397,449,000 in 2006 as compared to $102,028,000 in 2005, primarily as a result of our March 2006 common stock offering in which we raised net proceeds of approximately $360,854,000.

For details of our cash flows, see the Consolidated Statement of Cash Flows in our Consolidated Financial Statements.

The Company does not have any off-balance sheet arrangements at June 30, 2006.

Short-term Borrowings

As of June 30, 2006, we have a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At June 30, 2006, we had outstanding letters of credit of $2,161,000 against the line of credit.

Joint Ventures

We do not presently provide funding to either of our principal joint ventures, Cobasys and Ovonyx. Chevron, our partner in Cobasys, is presently funding Cobasys’ operations and is committed under the Cobasys operating agreement to continue funding approved operating budgets through December 2007. Beginning in January 2008, the joint venture partners will be required to make capital contributions as necessary to fund approved operating budgets in proportion to their percentage interests, subject to the terms of the Cobasys operating agreement. Ovonyx does not currently require financial support because it has generated sufficient funds for its operations through licensing activities.

Contractual Obligations

Our contractual obligations include the following maturities (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$49,904	$2,737	$6,196	$6,109	$34,862

Operating Leases	9,561	2,196	4,067	2,672	626

Purchase Obligations	42,210	41,867	182	161	–

Long-Term Retirement	1,281	–	–	–	1,281

Total	$102,956	$46,800	$10,445	$8,942	$36,769

This table includes contractual obligations associated with the early stages of the construction of a 60MW manufacturing facility in Greenville, Michigan, and we expect to incur additional contractual obligations related to this construction, which is expected to be completed in late 2007.

Critical Accounting Estimates and Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “Summary of Accounting Policies,” to our Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Stock-Based Compensation

Effective July 1, 2005, ECD adopted SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

ECD records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, ECD applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources.

With regard to the weighted-average option life assumption, ECD considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data for stock option forfeitures.

Prior to the adoption of SFAS No. 123(R), ECD applied APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No.123(R), the Company’s net income (loss) and net income (loss) per share for the years ended June 30, 2005 and 2004 would have changed as follows:

	Year Ended June 30,
	2005	2004

Income (loss) from continuing operations before income taxes	$(2,535,000)	$(3,004,000)

Income (loss) from continuing operations	(2,535,000)	(3,004,000)

Net income (loss)	(2,535,000)	(3,004,000)

Basic and diluted income (loss) per common share	$(.09)	$(.13)

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2006 was $1,719,000, increasing both basic and diluted loss $.05 per share. As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1,895,334 and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Warranty Liability

Our accrued warranty liability increased to $1,835,136 at June 30, 2006 from $1,635,532 at June 30, 2005, due to increased product sales in our United Solar Ovonic segment. See Note E, “Liabilities,” to our Consolidated Financial Statements. We generally provide a 20-year product warranty on power output on all Uni-Solar products installed as part of pre-engineered solutions. Our accrued warranty liability also includes warranties previously provided on our machine-building and equipment products.

Allowance for Uncollectible Accounts

Our allowance for uncollectible accounts increased to $691,000 at June 30, 2006 from $412,000 at June 30, 2005, due principally to the increase in product sales in our United Solar Ovonic segment. See Note B, “Accounts Receivable,” to our Consolidated Financial Statements.

Government Contracts, Reserves and Liabilities

Our reserves and liabilities for government contracts decreased to $2,345,000 at June 30, 2006 from $2,638,000 at June 30, 2005, due principally to an aggregate $1,064,000 reduction in our estimated liability in 2006, which was partially offset by additional accrued costs for work performed in 2006 under government contracts. The 2006 reduction reflects partial resolution of an audit of certain government contracts by the Defense Contract Audit Agency and adjustment of a reserve to better reflect our residual royalty obligations under an advanced development agreement. See Note E, “Liabilities,” to our Consolidated Financial Statements.

See Note A, “Summary of Accounting Policies – Recent Pronouncements,“ for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our financial condition, results of operations, plans, objectives, expectations, future performance and business prospects. These statements are identified by forward-looking words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. We have based these forward-looking statements on our current expectations with respect to future events and occurrences, but our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $403,816,000 and $95,805,000 of these investments (including cash equivalents) on June 30, 2006 and June 30, 2005, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2006, portfolio of approximately $444,000.

Item 8:	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Energy Conversion Devices, Inc.

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective July 1, 2005.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated when considered in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy Conversion Devices, Inc. and subsidiaries internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Southfield, Michigan

August 30, 2006

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2006	2005

CURRENT ASSETS

Cash, including cash equivalents of $164,311,000 at June 30, 2006 and $83,964,000 at June 30, 2005	$164,961,982	$84,295,571

Short-term investments	239,505,025	11,840,526

Accounts receivable (net)	27,885,115	19,532,475

Inventories	21,526,795	18,066,876

Other	1,552,336	1,091,925

TOTAL CURRENT ASSETS	455,431,253	134,827,373

PROPERTY, PLANT AND EQUIPMENT

Buildings and improvements	15,753,035	14,804,999

Machinery and other equipment	64,394,232	63,994,972

Assets under capitalized leases	26,161,653	10,000,000

	106,308,920	88,799,971

Less accumulated depreciation and amortization	(35,965,977)	(29,920,832)

NET DEPRECIABLE ASSETS	70,342,943	58,879,139

Land	1,376,580	267,000

Construction in progress	66,511,334	1,789,838

TOTAL PROPERTY, PLANT AND EQUIPMENT	138,230,857	60,935,977

OTHER ASSETS	2,680,216	2,300,083
TOTAL ASSETS	$596,342,326	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,
	2006	2005

CURRENT LIABILITIES

Accounts payable and accrued expenses	$21,208,060	$15,914,518

Salaries, wages and amounts withheld from employees	3,186,659	4,368,205

Deferred revenues under business agreements	349,454	1,288,268

Current portion of deferred patent license fee	952,380	952,380

Current installments on long-term liabilities	642,308	369,010

TOTAL CURRENT LIABILITIES	26,338,861	22,892,381

LONG-TERM LIABILITIES	25,594,088	10,203,772

LONG-TERM DEFERRED PATENT LICENSE FEE	7,142,860	8,095,240

NONREFUNDABLE ADVANCE ROYALTIES	245,660	1,151,679

TOTAL LIABILITIES	59,321,469	42,343,072

COMMITMENTS (NOTE G)
STOCKHOLDERS' EQUITY

Capital Stock
Class A Convertible Common Stock, par value $0.01 per share:
Authorized – zero shares at June 30, 2006 and
500,000 shares at June 30, 2005

Issued & outstanding – zero shares at June 30, 2006
and 219,913 shares at June 30, 2005	–	2,199

Class B Convertible Common Stock, par value $0.01 per share:
Authorized, issued and outstanding - zero shares at June 30,
2006 and 430,000 shares at June 30, 2005	–	4,300

Common Stock, par value $0.01 per share:
Authorized - 50,000,000 shares
Issued and outstanding – 39,058,610 shares at June 30,

2006 and 28,232,970 shares at June 30, 2005	390,586	282,330

Additional paid-in capital	840,538,799	440,577,239

Accumulated deficit	(303,787,620)	(285,191,353)

Accumulated other comprehensive income (loss)	(120,908)	211,586

Unearned compensation on Class B Convertible Common Stock	–	(165,940)

TOTAL STOCKHOLDERS' EQUITY	537,020,857	155,720,361

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$596,342,326	$198,063,433

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
REVENUES
Product sales	$84,430,664	$51,943,873	$33,808,209
Royalties	4,245,754	5,332,003	2,521,779
Revenues from product development agreements	9,263,718	11,566,334	13,547,648
Revenues from product development agreements with related parties	781,867	6,086,176	15,673,104
Total revenues from product development agreements	10,045,585	17,652,510	29,220,752
Revenues from license and other agreements	1,322,365	80,784,380	125,000
Other	2,375,108	857,286	580,195
TOTAL REVENUES	102,419,476	156,570,052	66,255,935
EXPENSES
Cost of product sales	67,251,614	51,426,076	39,703,247
Cost of revenues from product development agreements	9,391,979	16,839,605	28,878,722
Product development and research	34,850,658	26,738,343	22,516,247
Patent defense (net)	418,115	217,815	7,135,427
Patents	2,418,339	2,406,999	2,086,896
Operating, general and administrative (net)	15,309,437	15,558,248	14,471,210
TOTAL EXPENSES	129,640,142	113,187,086	114,791,749
INCOME (LOSS) FROM OPERATIONS	(27,220,666)	43,382,966	(48,535,814)
OTHER INCOME (EXPENSE)
Interest income	8,671,098	1,400,461	714,049
Interest expense	(197,334)	(776,725)	(1,314,202)
Equity in losses of joint ventures	(150,000)	(100,000)	(644,220)
Impairment loss in Rare Earth Ovonic-China	–	(1,710,000)	–
Distribution from joint venture	–	8,000,000	–
Gains on sales of investments	–	–	364,416
Other nonoperating income (expense)	(13,344)	90,514	224,485
TOTAL OTHER INCOME (EXPENSE)	8,310,420	6,904,250	(655,472)
Net Income (loss) from continuing operations before income taxes and
extraordinary item	(18,910,246)	50,287,216	(49,191,286)
Income taxes	–	825,414	–
Net Income (loss) from continuing operations before extraordinary item	(18,910,246)	49,461,802	(49,191,286)
Discontinued operations, net of tax benefit of $23,642 in 2005 (including
gain on disposition of discontinued operations of $739,602 in 2006)	313,979	(1,392,630)	(2,230,388)
Extraordinary item, net of tax of $38,416	–	2,262,910	–
Net Income (Loss)	$(18,596,267)	$50,332,082	$(51,421,674)
Basic net income (loss) per share
Continuing operations	$(.58)	$1.80	$(2.06)
Discontinued operations	.01	(.05)	(.09)
Extraordinary item	–	.08	–
	$(.57)	$1.83	$(2.15)
Diluted net income (loss) per share
Continuing operations	$(.58)	$1.67	$(2.06)
Discontinued operations	.01	(.05)	(.09)
Extraordinary item	–	.08	–
	$(.57)	$1.70	$(2.15)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three years ended June 30, 2006
	Class A and Class B Convertible Common Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Class B Convertible Common Stock	Total Stockholders' Equity

Balance at July 1, 2003	649,913	$6,499	21,252,207	$212,522	$384,987,156	$(284,392,111)	$546,646	$(1,528,540)	$99,832,172
Net loss for year ended June 30, 2004						(51,421,674)			(51,421,674)
Unrealized loss on investments (net of reclassification adjustment)							(431,153)		(431,153)
Foreign currency translation gains							134,906		134,906
Comprehensive loss									(51,717,921)
Sale of units to institutional investors, net			3,266,254	32,663	32,176,154				32,208,817
Earned compensation on Class B stock								681,600	681,600
Issuance of stock to directors and consultants			2,140	21	19,988				20,009
Common stock issued in connection with exercise of stock options and warrants			2,400	24	24,427				24,451
Stock options issued to nonemployees					105,940				105,940
Balance at June 30, 2004	649,913	$6,499	24,523,001	$245,230	$417,313,665	$(335,813,785)	$250,399	$(846,940)	$81,155,068

See notes to consolidated financial statements.

(Continued on next page)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three years ended June 30, 2006 (CONTINUED)
	Class A and Class B Convertible Common Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Class B Convertible Common Stock	Total Stockholders' Equity

Balance at July 1, 2004	649,913	$6,499	24,523,001	$245,230	$417,313,665	$(335,813,785)	$250,399	$(846,940)	$81,155,068
Net income for year ended June 30, 2005						50,332,082			50,332,082
Foreign currency translation losses							(38,813)		(38,813)
Comprehensive income									50,293,269
Earned compensation on Class B stock								681,000	681,000
Sale of units to institutional investors, net			5,090,000	50,900	82,055,312				82,106,212
License exchange for option to purchase ECD stock					(79,532,000)				(79,532,000)
Exercise of option to purchase and to retire ECD stock			(4,376,633)	(43,766)	(19,869,914)				(19,913,680)
Issuance of stock to directors			1,876	19	35,025				35,044
Common stock issued in connection with exercise of stock options			1,028,883	10,289	12,601,463				12,611,752
Common stock issued in connection with exercise of warrants			1,965,843	19,658	27,423,510				27,443,168
Stock options issued to nonemployees					303,460				303,460
Tax credits relating to stock options					132,886				132,886
Other					113,832	290,350			404,182
Balance at June 30, 2005	649,913	$6,499	28,232,970	$282,330	$440,577,239	$(285,191,353)	$211,586	$(165,940)	$155,720,361

See notes to consolidated financial statements.
(Continued on next page)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three years ended June 30, 2006 (CONTINUED)
	Class A and Class B Convertible Common Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Class B Convertible Common Stock	Total Stockholders' Equity

Balance at July 1, 2005	649,913	$6,499	28,232,970	$282,330	$440,577,239	$(285,191,353)	$211,586	$(165,940)	$155,720,361
Net loss for year ended June 30, 2006						(18,596,267)			(18,596,267)
Unrealized loss on investments							(36,409)		(36,409)
Foreign currency translation losses							(296,085)		(296,085)
Comprehensive loss									(18,928,761)
Earned compensation on Class B stock								165,940	165,940
Equity offering, net of expenses of $19,493,616			7,666,928	76,669	356,109,187				356,185,856
Conversion of Class A and Class B stocks into Common Stock	(649,913)	(6,499)	649,913	6,499					–
Issuance of stock to directors			1,440	14	60,019				60,033
Common stock issued in connection with exercise of stock options			1,116,467	11,165	19,353,951				19,365,116
Common stock issued in connection with exercise of warrants			1,390,892	13,909	22,282,090				22,295,999
Stock options issued to nonemployees					437,080				437,080
Stock options issued to employees					1,719,233				1,719,233
Balance at June 30, 2006	–	$–	39,058,610	$390,586	$840,538,799	$(303,787,620)	$(120,908)	$–	$537,020,857

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(18,596,267)	$50,332,082	$(51,421,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,627,278	7,991,995	7,858,641
Depreciation on discontinued operations	–	76,759	269,778
Bad debt expense	289,767	309,512	93,093
Changes in government contracts and other reserves	1,063,776	–	–
Amortization of deferred nonrefundable patent license fee	(952,380)	(952,380)	–
Amortization of premium/discount on investments	(912,448)	–	73,083
Equity in losses of joint ventures	150,000	100,000	644,220
Impairment loss in Rare Earth Ovonic	–	1,710,000	–
Changes in nonrefundable advance royalties	(906,019)	(1,840,883)	(515,433)
Stock and stock options issued for services rendered	2,382,287	1,019,503	807,549
Tax credit relating to stock options	–	132,886	–
Gain on sale of discontinued operations	(739,602)	–	–
(Gain) on sales of investments	–	–	(364,416)
(Gain) loss on sale of property, plant and equipment	(43,079)	(93,362)	10,368
Foreign currency adjustment	132,644	–	–
Retirement liability	(104,255)	263,638	307,032
Long-term operating lease	4,629	148,353	–
Option received in exchange for license	–	(79,532,000)	–
Changes in working capital:
Accounts receivable	(8,642,407)	(4,931,818)	2,494,737
Inventories	(3,459,919)	(4,415,161)	(1,203,543)
Other assets	(822,342)	(84,062)	479,305
Current portion of deferred nonrefundable patent license fee	–	952,380	–
Accounts payable and accrued expenses	3,048,220	2,579,333	(5,479,016)
Deferred revenues under business agreements	(938,814)	321,672	(4,159,973)
Deferred nonrefundable patent license fee	–	9,047,620	–
NET CASH USED IN OPERATING ACTIVITIES	(21,418,931)	(16,863,933)	(50,106,249)
INVESTING ACTIVITIES:
Reduction in restricted cash	–	1,150,000	850,000
Purchases of property, plant and equipment (including construction
in progress)	(69,019,555)	(3,119,771)	(3,546,922)
Investment in Ovonyx	(150,000)	(100,000)	(50,000)
Other Investment	(150,000)	–	–
Insurance proceeds	–	98,745	–
Purchase of investments	(249,597,305)	(19,768,819)	(11,969,949)
Proceeds from maturities of investments	18,758,845	7,928,293	11,969,949
Proceeds from sale of discontinued operations	891,887	–	–
Proceeds from sales of investments	4,050,000	–	26,661,685
Proceeds from sale of property, plant and equipment	148,997	15,065	161,477
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(295,067,131)	(13,796,487)	24,076,240
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt
obligations and assets under capitalized lease obligations	(398,413)	(333,368)	(228,889)
Proceeds from sales of stock and exercise of stock options
and warrants, net of expenses	397,846,971	122,274,965	32,233,268
Exercise of option to purchase ECD stock	–	(19,913,680)	–
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	397,448,558	102,027,917	32,004,379
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(296,085)	251,537	134,906
NET INCREASE IN CASH AND CASH EQUIVALENTS	80,666,411	71,619,034	6,109,276
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,295,571	12,676,537	6,567,261
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,961,982	$84,295,571	$12,676,537

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest, including capitalized interest	$904,276	$776,725	$1,314,202

Cash paid for income taxes	707,302	–	–
Noncash transactions:

Short-term and long-term note receivable - United
Solar Ovonic LLC	–	–	(11,629,489)

Short-term and long-term note payable - Canon	–	–	11,629,489

Amounts due from sale of assets	438,887	–	–

Capital lease obligations to finance capital equipment	16,161,653	–	–

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies

Nature of Business

Energy Conversion Devices, Inc. (ECD) invents, designs, develops and commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiary United Solar Ovonic Corp. (referred to as “United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of June 30, 2006, has two major investments accounted for using the equity method: (i) Cobasys, LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D for discussions of all of the Company’s major joint ventures and investments.

At June 30, 2006 and 2005, the Company’s investments in Cobasys and Ovonyx are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

Intellectual property, including patents, resulting from the Company’s investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

While the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company’s investment, the Company has decided to provide limited funding to certain of its joint ventures (see Note D).

Upon consolidation, all intercompany accounts and transactions are eliminated. Any profits on intercompany transactions are eliminated to the extent of the Company’s ownership percentage.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Discontinued Operations

In 2005, the Company, as part of its restructuring plan, decided to sell the assets of Ovonic Battery's metal hydride materials manufacturing business. At June 30, 2005, the Company reclassified the current net book value of these fixed assets as assets held for sale and ceased depreciating these assets. In December 2005, the Company sold Ovonic Battery's metal hydride materials manufacturing business to Great Western Technologies Inc. (“GWTI”) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 to be made no later than December 12, 2006; and a third payment of $181,200 (discounted to $167,087) to be made no later than December 12, 2007. The Company recorded a gain on this sale of approximately $740,000 in the year ended June 30, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery's manufacturing plants. Ovonic Battery is subleasing a portion of one of these facilities.

For each of the three years ended June 30, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Statement (“SFAS”) No. 144:

	2006	2005	2004

Revenues	$54,788	$217,602	$48,634

Costs and expenses	(480,411)	(1,633,874)	(2,279,022)

Gain on disposition of discontinued operations	739,602	–	–

Income (loss) from discontinued operations before income taxes	313,979	(1,416,272)	(2,230,388)

Income taxes – benefit	–	23,642	–

Net income (loss) from discontinued operations	$313,979	$(1,392,630)	$(2,230,388)

Reclassifications

Certain prior year amounts have been reclassified to conform with 2006 presentation.

Cash Equivalents

Cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition.

Short-Term Investments

The Company has evaluated its investment policies consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its short-term investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments consist of auction rate certificates, corporate bonds and notes, and certificates of deposit which mature 91 days or more from date of acquisition.

The following schedule summarizes the unrealized gains and losses on the Company's short-term investments (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value

June 30, 2006
Auction Rate Certificates	$85,950	$–	$–	$85,950

Corporate Bonds	45,970	2	(15)	45,957

Corporate Notes	64,676	4	(8)	64,672

Certificates of Deposit	42,945	1	(20)	42,926

	$239,541	$7	$(43)	$239,505

June 30, 2005
Corporate Notes	$11,841	$–	$–	$11,841

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30, 2006		June 30, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in less than one year	$115,591	$115,566	$11,841	$11,841

Due after one year through five years	38,000	37,989	–	–

Due after five years	85,950	85,950	–	–

	$239,541	$239,505	$11,841	$11,841

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment. During the year ended June 30, 2006, the Company incurred total interest costs of $903,000, of which $706,000 was capitalized as part of the new solar cell manufacturing equipment currently under construction.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Impairment

Upon the identification of an event indicating potential impairment, the Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Financial Instruments

Due to the short-term maturities of cash, cash equivalents, short-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

Accounts Receivable

The Company maintains an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and industry as a whole.

Property, Plant, and Equipment

All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

Years

Buildings and improvements*	5 to 20

Machinery and other equipment	3 to 12.5

Assets under capitalized leases	3 to 20

*	Includes leasehold improvements which are amortized over the shorter of the balance of the lease term or the life of the improvement, ranging from one to 20 years.

Costs of machinery and other equipment acquired or constructed for a particular product development project, which have no alternative future use (in other product development projects or otherwise), are charged to product development and research costs as incurred.

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of June 30, 2006 and June 30, 2005 was $3,616,000 and $2,778,000, respectively.

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

Product Development, Patents and Technology

Product development and research costs are expensed as they are incurred and, as such, the Company’s investments in its technologies and patents are recorded at zero in its financial statements, regardless of their values. The technology investments are the bases by which the Company is able to enter into strategic alliances, joint ventures and license agreements.

Product Sales

Product sales include revenues related to photovoltaic products, machine-building and equipment sales and nickel hydroxide. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. All other product sales are recognized when the product is delivered to the customer. Generally, this is upon shipment from the factory as most products are shipped FOB shipping point. Some shipments to foreign customers have been made under Delivered Duty Prepaid terms where the customer takes delivery at the point of destination. All intersegment sales are eliminated in consolidation.

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

Deferred Revenues

Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues. At June 30, 2005, approximately $759,000 in deferred revenues related to the Rare Earth High-Tech of Inner Mongolia, China (“Rare Earth Ovonic”)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

contracts with the joint ventures, which represents the excess of payments made by Rare Earth Ovonic in excess of revenues recognized on these contracts. At June 30, 2006, all work was complete on these contracts and all revenues under these contracts were recognized.

Overhead and Operating, General and Administrative Allocations

The Company allocates overhead and general and administrative expenses to product development and research expenses and to cost of revenues from product development agreements based on a percentage of direct labor costs. For cost of revenues from product development agreements, this allocation is limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations (in thousands):

	Year Ended June 30,
	2006	2005	2004

Gross Expenses	$31,169	$28,161	$28,903

Less - allocations to product development and research	(14,539)	(10,240)	(8,315)

- allocations to cost of revenues from product development agreements	(1,321)	(2,363)	(6,117)

Remaining Expenses	$15,309	$15,558	$14,471

Other Operating Revenues

Other operating revenues consist principally of revenues related to services provided to certain related parties and third-party service revenue realized by certain of the Company’s service departments, including the Production Technology and Machine Building Division and Central Analytical Laboratory. Revenues related to services are recognized upon completion of performance of the applicable service.

Other Nonoperating Income

Other nonoperating income consists of gains and losses on sales of property, plant and equipment, amortization of deferred gains, rental income, and other miscellaneous income.

Stock-Based Compensation

As of June 30, 2006, ECD had established a number of stock option plans as discussed in Note J. Prior to fiscal 2006, ECD applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations in accounting for stock options granted under its stock option plans. Under

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

the intrinsic value method, no compensation expense was recognized if the exercise price of stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under ECD's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, ECD adopted SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.

The guidance in this FSP is applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP shall apply the guidance in this FSP in the first reporting period beginning after the date the FSP is posted to the FASB website. If in applying Statement 123(R) an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP, then that entity would not be required to retrospectively apply the guidance in this FSP to prior periods. However, if in applying Statement 123(R) an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner inconsistent with the guidance in this FSP, then that entity would be required to retrospectively apply the guidance in this FSP to prior periods. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The Company’s adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

ECD records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, ECD applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources.

With regard to the weighted-average option life assumption, ECD considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data for stock option forfeitures.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for a grant as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of a grant to an individual employee is presumed to exist upon the grant's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of a grant (a) cannot be negotiated by the recipient with the employer because the grant is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. ECD has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), ECD applied APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No.123(R), the Company’s net income (loss) and net income (loss) per share for the years ended June 30, 2005 and 2004 would have changed as follows:

	Year Ended June 30,
	2005	2004

Income (loss) from continuing operations before income taxes	$(2,535,000)	$(3,004,000)

Income (loss) from continuing operations	(2,535,000)	(3,004,000)

Net income (loss)	(2,535,000)	(3,004,000)

Basic and diluted income (loss) per common share	$(.09)	$(.13)

The weighted average fair value of the options granted during 2006, 2005 and 2004 is estimated as $1,088,000, $3,315,000 and $276,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

	2006	2005	2004
Dividend Yield	0%	0%	0%
Volatility %	68.37%	62.29%	64.83%
Risk Free Interest Rate	4.99%	3.55%	2.50%
Expected Life	6.63 years	5.76 years	5.11 years

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

	2006	2005	2004

Weighted average number of shares outstanding:

— for basic net income (loss) per share	32,495,709	27,465,767	23,920,337
— for diluted net income (loss) per share	32,495,709	29,661,847	23,920,337

Net income (loss) from continuing operations before income taxes and extraordinary item	$(18,910,246)	$50,287,216	$(49,191,286)

Income taxes	–	825,414	–

Net income (loss) from continuing operations before extraordinary item	(18,910,246)	49,461,802	(49,191,286)

Discontinued operations, net of tax benefit of $23,642 in 2005	313,979	(1,392,630)	(2,230,388)

Extraordinary item, net of tax of $38,416	–	2,262,910	–

Net income (loss)	$(18,596,267)	$50,332,082	$(51,421,674)

Basic net income (loss) per share
Continuing operations	$(.58)	$1.80	$(2.06)

Discontinued operations	.01	(.05)	(.09)

Extraordinary item	–	.08	–

	$(.57)	$1.83	$(2.15)

Diluted net income (loss) per share
Continuing operations	$(.58)	$1.67	$(2.06)

Discontinued operations	.01	(.05)	(.09)

Extraordinary item	–	.08	–

	$(.57)	$1.70	$(2.15)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Due to the Company’s net losses, the 2006 and 2004 weighted average shares of potential dilutive securities of 2,092,283 and 80,713, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Because of the relationship between the exercise price and the average market price of ECD’s Common Stock, additional securities of 537 were excluded from the 2006 calculations of the weighted average shares of potential dilutive securities. Additionally, securities of 510,501 and 4,069,454, respectively, were excluded from the 2005 and 2004 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” – which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position; if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B — Accounts Receivable

Accounts Receivable consist of the following:

	June 30, 2006	June 30, 2005

Billed
Trade	$22,244,261	$14,307,881
Related parties	228,310	326,933
Other	1,038,267	1,073,548
Subtotal	23,510,838	15,708,362

Unbilled
Trade	145,532	144,168
Related parties	91,749	92,929
Other	4,827,996	3,999,016
Subtotal	5,065,277	4,236,113

Less allowance for uncollectible accounts	(691,000)	(412,000)
	$27,885,115	$19,532,475

NOTE C — Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	June 30, 2006	June 30, 2005

Finished products	$2,034,485	$5,104,043

Work in process	3,607,559	3,150,529

Raw materials	15,884,751	9,812,304

	$21,526,795	$18,066,876

The above amounts include an allowance for obsolescence of $1,164,000 and $419,000 as of June 30, 2006 and 2005, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Joint Ventures and Investments

Joint Ventures

Cobasys

In December 2004, as part of its focus on its core businesses, ECD entered into a series of agreements with Chevron and Cobasys to expand the scope of licenses granted to Cobasys at the inception of the joint venture in July 2001. In consideration of the expanded licenses, ECD received an option to purchase the 4,376,633 shares exercisable at $4.55 per share of ECD Common Stock then owned by Chevron. The transaction increased ECD's revenue and decreased additional paid-in capital in the year ended June 30, 2005 by $79,532,000 based upon the value of this option using the Black Scholes valuation model.

In July 2004, ECD and Cobasys entered into a settlement agreement with Matsushita Electric Industrial Co. (“MEI”), Panasonic EV Energy Co., Ltd. (“PEVE”), and Toyota Motor Corporation with respect to patent infringement disputes and counterclaims involving nickel metal hydride (“NiMH”) batteries before the International Chamber of Commerce, International Court of Arbitration. Under the terms of the settlement, no party admitted any liability.

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10,000,000 license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $952,000 as revenues from license and other agreements in each of the years ended June 30, 2006 and 2005 in connection with the amortization of this fee. In addition, Cobasys received a $20,000,000 license fee from MEI, PEVE and Toyota. Upon receipt of the license fee, Cobasys made an $8,000,000 distribution each to Ovonic Battery and Chevron representing a partial reimbursement of legal expenses. The Company recorded this $8,000,000 as a distribution from joint venture in the year ended June 30, 2005.

The Company recorded revenues from Cobasys of $1,047,000, $2,033,000 and $5,696,000 for the years ended June 30, 2006, 2005 and 2004, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Joint Ventures and Investments (Continued)

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

Year Ended June 30,
2006	2005	July 17, 2001 (date of inception) to June 30,2006
Revenue

Product and prototype revenues	$1,641,695	$1,170,140	$5,558,087

Contract research revenue	887,793	770,941	6,602,257

Licensing, royalty and other revenues	2,323,048	1,939,468	4,262,516

Total Revenue	4,852,536	3,880,549	16,422,860

Expenses
Cost of product and prototype revenues	9,981,630	9,006,484	34,981,914

Research and development costs	20,494,177	19,514,620	103,488,416

Sales, marketing, and general and administrative costs	11,743,172	10,070,438	39,846,118

Depreciation and amortization	3,693,766	3,206,142	12,977,029

Loss on asset and cost-basis impairment and disposal	526,628	3,195,786	9,335,815

Interest expense	3,735,657	164,061	3,899,718

Total Expenses	50,175,030	45,157,531	204,529,010

Net Loss	$(45,322,494)	$(41,276,982)

Deficit accumulated during the development stage			$(188,106,150)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

June 30, 2006

Assets

Current Assets:
Cash and cash equivalents	$517,205
Accounts and note receivable (net of allowance of $2,750 as of June 30, 2006)	2,862,241

Inventories, net	7,206,389

Prepaid expenses	453,546
Total Current Assets	11,039,381

Net Property, Plant and Equipment	42,782,979

Cash surrender value of life insurance and other assets	748,508
Total Assets	$54,570,868

Liabilities and Members’ Interest
Current Liabilities:
Accounts payable and accrued expenses	$9,025,145

Deferred revenues – current portion	1,936,762
Total Current Liabilities	10,961,907

Deferred revenue - noncurrent	14,423,014

Redeemable preferred interest - related party	71,623,539

Other noncurrent liabilities	1,668,558

Total Liabilities	98,677,018

Members’ Interest (deficit)	(44,106,150)

Total Liabilities and Members’ Interest	$54,570,868

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Joint Ventures and Investments (Continued)

Ovonyx

As of June 30, 2006, ECD owns 39.5% of Ovonyx, Mr. Tyler Lowrey and his colleague own 39.5%, and Intel Capital and other investors own the remainder of the shares outstanding. ECD is entitled to receive 0.5% of Ovonyx annual gross revenues.

In October 2002, ECD made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD is required to make annual minimum royalty payments in order to maintain its exclusive license. ECD made a $100,000 minimum royalty payment in December 2004 and a $150,000 payment in December 2005. In addition to its technology contribution, ECD has made a total cash investment of $1,300,000 in Ovonyx and accounts for this investment on the equity method and has recognized its proportionate share of Ovonyx losses to the extent of its $1,300,000 investment. In the years ended June 30, 2006, 2005 and 2004, ECD recorded an equity loss of $150,000, $100,000 and $644,000, respectively, related to its investment in Ovonyx.

ECD recorded revenues from Ovonyx of $493,000, $272,000 and $186,000, respectively, for the years ended June 30, 2006, 2005 and 2004 representing a portion of the services provided to this joint venture.

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

Since December 2, 2004, Ovonic Hydrogen Systems has been wholly owned by ECD and is included in the Company's consolidated financial statements.

For the years ended June 30, 2005 and 2004, the Company recorded revenues of $4,089,000 and $10,063,000, respectively, for services provided to this joint venture, primarily for market development and advanced product development work.

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

NOTE D — Joint Ventures and Investments (Continued)

At December 31, 2004, the Company reviewed its revenue and cost estimates for its Rare Earth Ovonic joint ventures in connection with its investment ($1,710,000) in Rare Earth Ovonic. Based upon these estimates, the Company recorded an impairment charge of $1,710,000 as of December 31, 2004.

Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of June 30, 2006, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue recognized for these contracts at June 30, 2005 of approximately $2,668,000. At June 30, 2006, these contracts are complete and the Company has recognized all revenues under these contracts.

The Company recorded revenues from Rare Earth Ovonic of $759,000, ($595,000) and $4,410,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE E — Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005		2004

Liability at beginning of the period	$1,635,532	$1,945,934		$2,990,661

Amounts accrued for as warranty costs	382,980	(105,737	)*	(721,312	)*

Warranty claims	(183,376)	(204,665)		(323,415)

Liability at end of period	$1,835,136	$1,635,532		$1,945,934

*	During the years ended June 30, 2005 and 2004, the Company revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA questioned the allowability of and the allocability of certain costs as well as the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Liabilities (Continued)

Company’s methodology for allocating independent research and development to its indirect cost pools. In August 2005, the Company was requested to provide additional information to the Department of Energy (“DOE”) in support of the allowability of these items in dispute with DCAA. In December 2005, the Company provided the requested information to DOE. In June 2006, the Company received a final determination letter from DOE on some of these matters. In some matters DOE agreed with the Company’s position and in some matters DOE agreed with the DCAA position. Based on their determination, in June 2006, the Company reduced its reserve by $573,000. The Company has a reserve of $2,343,000 and $2,294,000 at June 30, 2006 and 2005, respectively.

In connection with a 1992 battery development contract with the United States Advanced Battery Consortium (“USABC”), partially funded by the DOE, the Company has agreed to reimburse USABC and DOE for payments to the Company under the 1992 contract. The agreed reimbursement includes a 15% share of royalty payments the Company receives through May 3, 2012 where Ovonic NiMH batteries serve as the primary source of power for electric vehicles. The Company has accrued as an expense 15% of such royalty payments.

In June 2006, the Company reviewed this agreement and its estimate in connection with this obligation and reduced its liability by approximately $491,000. The Company has a liability for this item of $2,000 and $344,000 at June 30, 2006 and 2005, respectively.

Long-Term Liabilities

A summary of the Company's long-term liabilities is as follows:

	June 30,
	2006	2005

Capital leases	$24,727,722	$8,964,481

Long-term retirement	1,280,692	1,384,948

Other	227,982	223,353

	26,236,396	10,572,782
Less amounts included in current liabilities	642,308	369,010
Total Long-Term Liabilities	$25,594,088	$10,203,772

Capital Leases

The Company has two principal capital leases, both for United Solar Ovonic facilities. One lease, entered into in April 2001 is for 15 years with two renewal terms of five years each subject to certain provisions. This lease, which is for United Solar Ovonic’s main manufacturing and office facility, was recorded in 2001 as a capitalized lease asset and a capital lease liability in the amount of $10,000,000, representing the net present value of all lease payments. The other lease, entered into in June 2005, is for 10 years with an option for an additional 10 years. This

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Liabilities (Continued)

lease, which is for United Solar Ovonic’s second manufacturing facility, was recorded in 2006 as a capitalized lease asset and a capital lease liability in the amount of $15,900,000, representing the fair market value of this facility.

Operating Leases

The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2006, 2005 and 2004 was approximately $2,658,000, $2,668,000 and $2,843,000, respectively.

Long-Term Retirement

The Company has retirement plans for certain executives that provide for benefits after retirement. The Company recorded retirement expense of $235,000, $264,000 and $307,000 in the years ended June 30, 2006, 2005 and 2004, respectively.

ECD and its subsidiaries are participating in qualified 401(k) plans that are available to all employees. ECD and Ovonic Battery matched participants’ contributions at a rate of 100% of the first 2% of the participant’s compensation plus 50% of the next 4% of compensation for the parent company. United Solar Ovonic matched 50% of the first 8% of the participant’s compensation. Amounts charged against income for the 401(k) plan, representing the Company’s matching contributions, were $1,094,000, $1,031,000 and $1,117,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Future Minimum Payments

Future minimum payments on other long-term liabilities, obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2006 are as follows:

	Other Long-Term Liabilities	Capital Leases	Operating Leases

2007	$(21,802)	$2,736,302	$2,196,389

2008	9,626	3,114,422	2,022,943

2009	27,251	3,081,894	2,043,711

2010	43,062	3,018,212	1,728,857

2011	38,170	3,090,623	943,157

Thereafter	1,412,367	34,862,082	626,640

TOTAL	1,508,674	49,903,535	$9,561,697

Less interest included above	–	25,175,813

Present value of minimum payments	$1,508,674	$24,727,722

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F — Line of Credit

As of June 30, 2006, we have a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in certain of our inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At June 30, 2006, we had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G — Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new 30MW solar manufacturing equipment being installed in Auburn Hills, Michigan. The Company's total obligations under purchase commitments at June 30, 2006, were $42,210,000 ($41,867,000 of which was due within one year and $343,000 thereafter).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H — Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements

The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations.

A summary of all of the Company’s revenues follows:
	Year Ended June 30,
	2006	2005	2004

Product sales

Photovoltaics	$81,732,393	$50,777,272	$27,586,197

Machine building and equipment sales	842,921	(595,487)	4,489,728

Nickel hydroxide	1,855,350	1,762,088	1,729,862

	84,430,664	51,943,873	33,805,787

Product sales – related parties
Nickel hydroxide	–	–	2,422

	–	–	2,422

Total product sales	$84,430,664	$51,943,873	$33,808,209

Royalties
Battery technology:
Transportation	$1,218,157	$1,679,585	$393,453

Consumer	2,151,930	2,801,289	1,509,394

	3,370,087	4,480,874	1,902,847

Optical memory	866,117	837,112	616,824

Ovonic Unified Memory	9,550	14,017	2,108

Total royalties	$4,245,754	$5,332,003	$2,521,779

Revenues from product development agreements
Photovoltaics	$6,250,951	$8,716,805	$10,501,264

Battery technology	41,878	(20,602)	1,426,325

Optical memory	527,234	1,035,461	403,932

Solid hydrogen storage systems	774,366	428,398	737,538

Organic electroluminescent devices (OLEDs)	1,399,290	1,406,272	478,589

Fuel cell technology	269,999	–	–

	9,263,718	11,566,334	13,547,648

Revenues from product development
agreements - related parties
Battery technology	781,867	1,997,252	5,610,242
Solid hydrogen storage systems	–	4,088,924	10,062,862
	781,867	6,086,176	15,673,104

Total revenues from product development agreements	$10,045,585	$17,652,510	$29,220,752

License and other agreements
Battery technology	$1,322,365	$80,784,380	$125,000

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H — Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements (Continued)

At June 30, 2006 and 2005, the Company deferred recognition of revenue in the amount of $245,660 and $1,151,679, respectively, relating to nonrefundable advance royalty payments.

Creditable royalties earned and recognized as revenue in 2006, 2005 and 2004 were $904,000, $1,811,000 and $448,000, respectively, related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

Fiscal year 2006 included license fees of $952,000 resulting from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note D). There were also new license agreements in 2006 with Intellect Battery Co. Ltd., Zhejiang Kan Battery Co., Ltd., Hunan Corun Hi-Tech Co., Ltd., L&K Battery Technology Co., Ltd., as well as BYD Company Limited.

Fiscal year 2005 included license fees resulting from the recognition of revenue of $79,532,000 as a one-time, noncash license fee and $952,000 resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note D). The Company also received $300,000 in new license fees with respect to the award of patent license agreements with several Chinese companies related to its consumer NiMH batteries.

NOTE I — Capital Stock

Prior to September 30, 2005, ECD had three classes of stock as follows:

Class A Convertible Common Stock - 25 votes per share
Class B Convertible Common Stock - one vote per share
Common Stock - one vote per share

On September 30, 2005, in accordance with the applicable agreement, 100% of the convertible stock (219,913 shares of Class A Convertible Stock and 430,000 shares of Class B Convertible Stock) were converted into Common Stock on a share-for-share basis.

As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, President and Chief Scientist and Technologist of ECD, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation, (iv) the acquisition by any person of 30% or more of the combined voting power of the then-outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. The agreements are automatically renewable for successive one-year terms unless

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I — Capital Stock (Continued)

terminated by Mr. Ovshinsky or ECD or Ovonic Battery by giving notice of termination 120 days in advance of renewal date.

Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options to purchase 186 shares of Ovonic Battery’s common stock, exercisable at a price of $16,129 per share, representing approximately 6% of Ovonic Battery’s outstanding common stock.

In March 2006, ECD sold 8,050,000 shares of common stock in connection with a public offering, including an over-allotment option exercised by the underwriters, and received net proceeds of approximately $360,854,000. Of the 8,050,000 shares, 383,072 shares were sold by certain officers and directors for which ECD did not receive any proceeds other than the aggregate option exercise price of approximately $4,668,000. Following the completion of the offering, each of the directors and officers continue to own shares equal to or greater than the number of shares owned prior to the public offering.

In February 2005, ECD completed an $82,106,212 (net of expenses) private placement of its Common Stock. ECD sold 5,090,000 shares of Common Stock at a price of $17.25 per share to institutional investors. On May 16, 2005, ECD used $19,913,680 of the net proceeds to exercise its option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by Chevron.

In 2005, ECD received $27,443,000 from the exercise of warrants. In 2006, ECD received $22,296,000 from the exercise of warrants.

During the years ended June 30, 2006, 2005 and 2004, ECD issued 1,440, 1,876, and 2,140 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2006, 2005 and 2004 of approximately $60,000, $35,000 and $20,000, respectively, relating to these restricted shares of Common Stock.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Stock Option Plans, Warrants and Other Rights to Purchase Stock

ECD has Common Stock reserved for issuance as follows:

	Number of Shares
	June 30, 2006	June 30, 2005

Conversion of Class A Convertible Common Stock	–	219,913

Conversion of Class B Convertible Common Stock	–	430,000

Stock options	3,239,559	4,410,476

Warrants	400,000	1,790,892

Convertible Investment Certificates	5,210	5,210

TOTAL RESERVED SHARES	3,644,769	6,856,491

ECD has two shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grant and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grant. The plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The exercise period for stock options generally may not exceed 10 years from the date of grant.

Under the terms of the 1995 Plan, 40% of the option becomes exercisable six months after grant date, with an additional 30% becoming exercisable at the commencement of 18 and 30 months following the grant date. The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan.

Under the terms of the 2000 Plan, 40% of the option becomes exercisable one year after grant date, with an additional 20% becoming exercisable after each of the second, third and fourth anniversaries of the grant date. No additional option shall be granted after October 25, 2010 under this Plan.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2006 was $1,719,000, increasing both basic and diluted loss $.05 per share. As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1,895,334 and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

In September 1993, ECD’s Compensation Committee authorized ECD to cancel stock options to purchase 94,367 and 49,630 shares of Common Stock held by Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky, respectively, which previously had been granted under ECD’s Amended and Restated Stock Option Plan and to grant stock options to purchase 150,000 (391,294 as of June 30, 2006) and 100,000 (260,865 as of June 30, 2006) shares of Common Stock to Mr. and Dr. Ovshinsky, respectively, which were subsequently granted to them pursuant to Stock Option

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

agreements dated November 1993 (the “Agreements”). The weighted average exercise price of the outstanding stock options is $17.66 per share at June 30, 2006. A summary of the transactions during the fiscal years ended June 30, 2006, 2005 and 2004 with respect to the above Agreements follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at July 1, 2003	659,749	$ 14.84
Granted	110,652	$ 10.12
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding and exercisable at June 30, 2004	770,401	$ 14.17	(2)	(3)
Granted	100,330	$ 21.27
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding and exercisable at June 30, 2005	870,731	$ 14.99	$ 6,439,038	(3)
Granted	–	–
Exercised	(218,572)	$ 7.01
Expired	–	–
Forfeited	–	–
Outstanding and exercisable at June 30, 2006	652,159	$ 17.66	$12,241,480	(3)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	The weighted average exercise price exceeds the market value of the underlying stock.
(3)	Twelve months after termination of employment other than voluntary termination.

In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision. No further options will be granted under the Agreements. In consideration of the approvals by Mr. and Dr. Ovshinsky to such amendment, ECD’s Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and Dr. Ovshinsky (65,000 shares) under the 2000 Stock Option Plan.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

Upon the death of Dr. Ovshinsky on August 16, 2006, and pursuant to the terms of the Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to Mr. Ovshinsky.

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

At June 30, 2006, 2005 and 2004, there were 300,000 shares outstanding and exercisable with an exercise price of $10.688 per share. The option had an aggregate intrinsic value of $7,722,600, $3,507,600 and $171,600 at June 30, 2006, 2005 and 2004 with a weighted average remaining contractual life of 2.55 years, 3.55 years and 4.54 years, respectively.

A summary of the transactions during the fiscal years 2006, 2005 and 2004 with respect to ECD's 1995 and 2000 Stock Option Plans follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at July 1, 2003	3,167,123	$ 16.97
Granted	45,000	$ 10.95
Exercised	(2,400)	$ 10.19
Expired	(69,065)	$ 20.20
Forfeited	(75,200)	$ 16.20
Outstanding and exercisable at June 30, 2004	3,065,458	$ 16.83	$ 625,511	5.18
Granted	292,500	$ 19.81
Exercised	(1,028,883)	$ 12,26
Expired	(41,210)	$ 21.24
Forfeited	(19,230)	$ 14.93
Outstanding and exercisable at June 30, 2005	2,268,635	$ 19.23	$ 7,520,259	6.15
Granted	36,748	$ 43.77
Exercised	(897,895)	$ 19.86
Expired	(54,800)	$ 15.94
Forfeited	(3,425)	$ 12.62
Outstanding and exercisable at June 30, 2006	1,349,263	$ 19.63	$22,935,128	6.10

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

The table below sets forth stock options exercisable during the three years ended June 30, 2006, 2005 and 2004:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted- Average Contractual Life Remaining in Years
Exercisable at June 30, 2004	2,428,818	$ 17.34	$ 300,041	4.48
Exercisable at June 30, 2005	1,720,345	$ 20.40	$ 3,779,110	5.34
Exercisable at June 30, 2006	1,013,245	$ 19.86	$16,789,349	5.44

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the fiscal years ended June 30, 2006 and 2005 were as follows:

	Year Ended June 30,
	2006	2005

Weighted average fair value of options granted	$1,088,024	$3,314,997

Total intrinsic value of stock options exercised	$17,857,237	$7,956,840

As of June 30, 2006 and at June 30, 2005, there were 430,000 nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $4,595,840. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

Warrants

As of June 30, 2006, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

In connection with the sale of units in fiscal year 2004, ECD issued warrants to purchase 3,266,254 shares of Common Stock to three institutional investors and a warrant to purchase 90,481 shares of Common Stock to the placement agent. Each warrant gave the holder the right to purchase a share of ECD Common Stock for $13.96, if exercised on or prior to May 2, 2005, and for $16.03, if exercised at any time thereafter but prior to October 31, 2006. As a result of the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

exercise of the warrants by the warrantholders, ECD received $22,296,000 in fiscal 2006 and $27,443,000 in fiscal 2005.

Other Rights to Purchase Stock

Pursuant to the Stock Purchase Agreement between ECD and ChevronTexaco (now Chevron) dated as of May 1, 2000, ChevronTexaco purchased a 20% equity stake in ECD for $67.4 million.

In consideration of an expanded license, revised joint venture agreements, and the grant to Chevron of a security interest in our membership interest in Cobasys, ECD, through its subsidiary Ovonic Battery, received an option to purchase the 4,376,633 shares of ECD Common Stock owned by Chevron. The option, approximately $20,000,000, exercisable at $4.55 per share, was exercised on May 16, 2005 and the shares retired.

NOTE K — Federal Taxes on Income

Due to the transaction with Chevron (see Note D) and the recognition of $79,532,000 in revenue from the license with Cobasys, the Company had an alternative minimum tax liability as of June 30, 2005. The Company used the effective alternative minimum tax rate of 2% in computing the income tax expense.

The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	Year Ending June 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$–	$840	$–
State and local	–	–	–
Non-U.S	–	–	–
Deferred:
Federal	–	–	–
State and local	–	–	–
Non-U.S	–	–	–
Total:	$–	$840	$–

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K — Federal Taxes on Income (Continued)

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

Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2006	2005
	(in thousands)
Deferred tax asset:
Basis difference in intangibles	$16,518	$18,360
Equity losses in subsidiaries	4,107	4,056
Purchase accounting adjustments	5,661	5,661
NOL carryforward	94,740	77,538
R&D credit carryforward	487	487
AMT credit carryforward	1,363	726
All other	3,882	2,712
	126,758	109,540
Deferred tax liability:
Basis and depreciation differences of property	(13,953)	(10,776)
All other	(131)	(98)
Net deferred tax asset	112,674	98,666
Valuation allowance	(112,674)	(98,666)
Net deferred tax asset	$–	$–

The Company's valuation allowance increased by $14,008,000 in 2006, decreased by $10,900,000 in 2005 and increased by $20,634,000 in 2004. The increases in the valuation allowance in 2006 and 2004 are mainly due to net operating losses and primarily comprise the difference between statutory and effective tax rates. The decrease in the valuation allowance in 2005 is mainly due to taxable income and the utilization of net operating losses.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K — Federal Taxes on Income (Continued)

At June 30, 2006, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

	Net Tax Operating Loss Carryforward	R&D Credit Carryforward
2007	$–	$276,000
2008	7,983,000	41,000
2009	11,923,000	30,000
2010	9,313,000	15,000
2011	6,854,000	40,000
2012	26,121,000	14,000
2013	12,447,000	29,000
2014	7,219,000	42,000
2015	–	–
2016	–	–
2017	–	–
2018	6,825,000	–
2019	993,000	–
2020	10,170,000	–
2021	4,674,000	–
2022	22,599,000	–
2023	36,846,000	–
2024	67,627,000	–
2025	–	–
2026	47,053,000	–
Total	$278,647,000	$487,000

The Company’s utilization of United Solar Ovonic’s net operating losses is limited to approximately $10,000,000 per year under the Internal Revenue Code. Due to the history of losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided to fully offset deferred tax assets.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L — Business Segments

The Company has three business segments: United Solar Ovonic, Ovonic Battery and the parent company, ECD. Some general corporate expenses have been allocated to Ovonic Battery.

Our United Solar Ovonic segment consists of our thin-film solar PV business in which we design, develop, manufacture and sell PV modules that generate clean, renewable energy by converting sunlight into electricity. Our Ovonic Battery segment consists of our battery business in which we design, develop, manufacture and sell rechargeable NiMH batteries and battery materials internally and through third-party relationships (i.e., joint ventures and licenses). Our ECD segment consists of our Ovonyx joint venture, our Production Technology and Machine Building Division, and our emerging technologies, including Ovonic solid hydrogen storage, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and Ovonic quantum control technologies, for which we are continuing research and development activities in an effort to reach full-scale commercialization.

The Company's operations by business segments were as follows:

	Financial Data by Business Segment (in thousands)

	United Solar Ovonic	Ovonic Battery	ECD	Consolidating Entries	Consolidated(1)

Revenues(1)

Year ended June 30, 2006	$87,508	$8,888	$65,765 (2)	$(59,742)	$102,419

Year ended June 30, 2005	58,718	88,557	16,841	(7,546)	156,570

Year ended June 30, 2004	36,959	15,230	16,155	(2,088)	66,256

Operating Income (Loss)(1)

Year ended June 30, 2006	$8,607	$(4,596)	$(30,441)	$(791)	$(27,221)

Year ended June 30, 2005	(3,240)	68,358	(22,282)	547	43,383

Year ended June 30, 2004	(13,418)	(13,840)	(22,877)	1,599	(48,536)

Depreciation Expense

Year ended June 30, 2006	$5,556	$359	$1,713	$–	$7,628

Year ended June 30, 2005	6,042	487	2,180	(640)	8,069

Year ended June 30, 2004	6,815	634	2,228	(1,549)	8,128

Capital Expenditures

Year ended June 30, 2006	$83,730	$588	$1,711	$(848)	$85,181

Year ended June 30, 2005	2,671	280	169	–	3,120

Year ended June 30, 2004	868	934	1,745	–	3,547

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L — Business Segments (Continued)

	United Solar Ovonic	Ovonic Battery	ECD	Consolidating Entries	Consolidated(1)

Identifiable Assets

Year ended June 30, 2006	$181,544	$5,554	$596,409	$(187,165)	$596,342

Year ended June 30, 2005	86,342	6,315	223,792	(118,386)	198,063

Year ended June 30, 2004	82,366	6,378	132,097	(107,529)	113,312

(1)	Excludes discontinued operations (Ovonic Battery).
(2)	The ECD revenues, excluding the consolidating entry, were $5,837,000 in 2006.

The following table presents revenues by country based on the location of the customer:

	Year Ended June 30,

	2006	2005	2004

United States	$47,007,251	$122,902,029	$43,993,570

Germany	35,429,666	18,370,383	8,551,530

China	3,634,989	1,966,506	6,540,300

Japan	4,700,483	5,727,884	2,083,261

Luxembourg	3,833,483	1,501,608	1,283,754

Other countries	7,813,604	6,101,642	3,803,520

	$102,419,476	$156,570,052	$66,255,935

The composition of the Company's property, plant and equipment, net of accumulated depreciation, is principally in the United States as of June 30, 2006, 2005 and 2004.

Sales to Solar Integrated Technologies Inc. represented 20.6% and 32.6% of our product sales in the United Solar segment in the fiscal years ended June 30, 2006 and June 30, 2005, respectively.  In the fiscal year ended June 30, 2006, Biohaus PV Handels GmbH represented 13.7% of our product sales in this segment.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M — Quarterly Financial Data (Unaudited)

(In thousands, except for per-share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Year Ended June 30, 2006
Revenues	$23,248	$24,285	$26,957	$27,929	$102,419
Operating income (loss)	$(6,784)	$(7,063)	$(7,454)	$(5,920)	$(27,221)
Net income(loss) from continuing
operations	$(6,208)	$(6,307)	$(5,626)	$(769)	$(18,910)
Gain (loss) from discontinued
operations,	(258)	572	–	–	314
Net income (loss)	$(6,466)	$(5,735)	$(5,626)	$(769)	$(18,596)
Basic net income (loss) per share
From continuing operations	$(.21)	$(.21)	$(.17)	$(.02)	$(.58)
From discontinued operations	(.01)	.02	–	–	.01
	$(.22)	$(.19)	$(.17)	$(.02)	$(.57)
Diluted net income (loss) per share
From continuing operations	$(.21)	$(.21)	$(.17)	$(.02)	$(.58)
From discontinued operations	(.01)	.02	–	–	.01
	$(.22)	$(.19)	$(.17)	$(.02)	$(.57)
Year Ended June 30, 2005
Revenues	$22,092	$95,674	$17,896	$20,908	$156,570
Operating income (loss)	$(6,113)	$68,016	$(11,286)	$(7,234)	$43,383
Net income(loss) from continuing
operations before extraordinary item	$1,734	$65,322	$(10,945)	$(6,649)	$49,462
Loss from discontinued operations, net
of tax	(386)	(451)	(305)	(251)	(1,393)
Extraordinary item, net of tax	–	2,266	–	(3)	2,263
Net income (loss)	$1,348	$67,137	$(11,250)	$(6,903)	$50,332
Basic net income (loss) per share
From continuing operations	$0.07	$2.56	$(0.38)	$(0.22)	$1.80
From discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)	(0.05)
From extraordinary item	–	0.09	–	–	0.08
	$0.05	$2.63	$(0.39)	$(0.23)	$1.83
Diluted net income (loss) per share
From continuing operations	$0.07	$2.38	$(0.38)	$(0.22)	$1.67
From discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)	(0.05)
From extraordinary item	–	0.08	–	–	0.08
	$0.05	$2.44	$(0.39)	$(0.23)	$1.70

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A:	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2006, the Company maintained effective internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Energy Conversion Devices, Inc.

We have audited management's assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Energy Conversion Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Energy Conversion Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006, and our report dated August 30, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Southfield, Michigan

August 30, 2006

Item 9B:	Other Information

Not applicable.

PART III

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 14, 2006 (the “2006 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2006 Proxy Statement is incorporated herein by reference.

Item 10:	Directors and Executive Officers of the Registrant

The information required by this Item is included in the 2006 Proxy Statement under the captions “Election of Directors,” and “Executive Officers” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all directors, officers and employees, including our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer. This code of ethics, entitled “Code of Business Conduct and Ethics,” can be found on our website at www.ovonic.com, and we will post on our website any amendment to or waiver from the provisions of the code that applies to these executive officers within four business days.

Item 11:	Executive Compensation

The information required by this Item is included in the 2006 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this Item is included in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following information is set forth with respect to our equity compensation plans at June 30, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders(1)	1,349,263		$ 19.63	938,137

Equity compensation plans not approved by security holders	952,159	(2)(3)	$ 15.46	(2)(3)

	2,301,422		$ 17.91	938,137

(1)	These plans consist of the 1995 Non-Qualified Stock Option Plan and 2000 Non-Qualified Stock Option Plan.
(2)

On November 18, 1993, we entered into stock option agreements, as amended, (the “Agreements”) with Stanford R. Ovshinsky, our President and Chief Scientist and Technologist, and Dr. Iris Ovshinsky, our Vice President, pursuant to which Mr. Ovshinsky was granted an option to purchase up to 150,000 shares of ECD Common Stock at a price of $7.00 per share and Dr. Ovshinsky was granted an option to purchase up to 100,000 shares of ECD Common Stock at a price of $7.00 per share. The Agreements provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Of the 952,159 shares issuable upon exercise, options to acquire 391,294 shares and 260,865 shares were issued to Mr. and Dr. Ovshinsky, respectively. Upon her death, on August 16, 2006, and pursuant to the terms of the Agreements, Dr. Ovshinsky’s 260,865 shares were transferred to her estate.

In June 2005, the Agreements were further amended by deleting the antidilution protection adjustment provisions, and no further options will be granted under the Agreements. The option may be exercised in whole or in part and will terminate either upon 12 months after termination of Mr. Ovshinsky’s employment with ECD for any reason other than voluntary termination.

(3)

On January 15, 1999, we entered into a stock option agreement (the “Agreement”) with Robert C. Stempel, our Chairman and CEO, pursuant to which we granted him an option to purchase up to 300,000 shares of ECD Common Stock at an exercise price of $10.688 per share, the fair market value of the Common Stock as of the date of the Agreement. The option is not subject to vesting requirement and may be exercised from time to time in whole or in part commencing as of the date of grant and ending on the tenth anniversary of such date. There are no securities available for future issuance under this Agreement.

Item 13:	Certain Relationships and Related Transactions

The information required under this Item is set forth in the 2006 Proxy Statement under the caption “Employment Agreements,” “Compensation Committee Interlocks,” “Report of the Compensation Committee of the Board of Directors,” and “Stock Performance Graph” and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information required under this Item is set forth in the 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fee Information” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	1.	Financial Statements:
Page

The following is included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	38, 81
2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	89

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

(b)
3.3	Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000	(c)
3.4	Bylaws in effect as of May 9, 2006	(d)
10.1	Executive Employment Agreement dated as of September 2, 1993 between the Company, Ovonic Battery Company, Inc. and Stanford R. Ovshinsky	(e)
10.2	Executive Employment Agreement dated as of September 2, 1993 between the Company and Stanford R. Ovshinsky	(f)
10.3	Stock Option Agreement by and between Ovonic Battery Company, Inc. and Stanford R. Ovshinsky dated as of November 18, 1993	(g)
10.4	Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated as of November 18, 1993	(h)

10.5	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan	(i)
10.6	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan	(j)
10.7	Executive Employment Agreement, Restricted Stock Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel	(k)
10.8	Amendment No. 2 to Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated as of June 27, 2005	(l)
10.9	Amendment to Executive Employment Agreement dated as of June 27, 2005, between the Company and Stanford R. Ovshinsky	(m)
10.10	Amendment to Executive Employment Agreement dated as of June 27, 2005, between the Company, Ovonic Battery Company, Inc. and Stanford R. Ovshinsky	(n)
10.11	Amended and Restated Operating Agreement of Cobasys LLC dated as of December 2, 2004 by and between ChevronTexaco Technology Ventures, LLC and Ovonic Battery Company, Inc.	(o)
21.1	List of all direct and indirect subsidiaries of the Company	91
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	92
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	93
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	94
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	95

Notes to Exhibit List

(a)	Filed as Exhibit 2-A to the Company's Form 8-A and incorporated herein by reference.
(b)	Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.
(c)	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(d)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 9, 2006 and incorporated herein by reference.
(e)	Filed as Exhibit 10.100 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.
(f)	Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.
(g)	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.
(h)	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.
(i)	Filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(i)	Filed as Exhibit A to the Company's Proxy Notice and Statement dated January 19, 2001.
(k)	Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.
(l)	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(m)	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(n)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(o)	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

		Additions

Description;	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for Uncollectible Accounts:

Year Ended June 30, 2006	$412,000	$289,767		$10,063	$(20,830)	*	$691,000

Year Ended June 30, 2005	274,000	309,512			(171,512)	*	412,000

Year Ended June 30, 2004	265,000	93,093			(84,093)	*	274,000

Reserve for Losses on Government Contracts:

Year Ended June 30, 2006	$2,294,098	$621,770	$		$(572,907)	**	$2,342,961

Year Ended June 30, 2005	1,846,636	447,462					2,294,098

Year Ended June 30, 2004	1,681,636	165,000					1,846,636

Reserve for Warranty:

Year Ended June 30, 2006	$1,635,532	$382,980	$		$(183,376)		$1,835,136

Year Ended June 30, 2005	1,945,934				(310,402)		1,635,532

Year Ended June 30, 2004	2,990,661				(1,044,727)		1,945,934

Reserve for Inventory Obsolescence:

Year Ended June 30, 2006	$418,995	$1,518,284	$		$(773,446)		$1,163,833

Year Ended June 30, 2005	813,607	664,755			(1,059,367)		418,995

Year Ended June 30, 2004	1,014,975	1,145,105			(1,346,473)		813,607

*	Represents partial write-off of uncollectible accounts.
**	Represents change in accounting estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
September 12, 2006	By:	/S/ Robert C. Stempel
Robert C. Stempel
Chairman and Chief Executive Officer
ENERGY CONVERSION DEVICES, INC.

September 12, 2006	By: /S/ Robert C. Stempel Robert C. Stempel Chairman and Chief Executive Officer

/s/ Robert C. Stempel Robert C. Stempel	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2006

/s/ Stanford R. Ovshinsky Stanford R. Ovshinsky	President, Chief Scientist and Technologist and Director	September 12, 2006

/s/ Sanjeev Kumar Sanjeev Kumar	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2006

/s/ Robert I. Frey Robert I. Frey	Director	September 12, 2006

/s/ William J. Ketelhut William J. Ketelhut	Director	September 12, 2006

/s/ Florence I. Metz Florence I. Metz	Director	September 12, 2006

/s/ Stephen Rabinowitz Stephen Rabinowitz	Director	September 12, 2006