Form 10-Q
period 2006-09-30
ENERGY CONVERSION DEVICES INC
filed 2006-11-09
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

As of November 6, 2006, there were 39,164,155 shares of ECD’s Common Stock outstanding.

Page 1 of 41 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I  –  FINANCIAL INFORMATION

Item 1.       Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
REVENUES
Product sales	$22,857,874	$19,266,801
Royalties	663,723	1,183,170
Revenues from product development agreements	2,954,176	1,896,874
Revenues from product development agreements with related parties	151,078	415,263
Total revenues from product development agreements	3,105,254	2,312,137
Revenues from license and other agreements	258,095	258,095
Other	297,298	227,333
TOTAL REVENUES	27,182,244	23,247,536
EXPENSES
Cost of product sales	18,004,287	15,859,451
Cost of revenues from product development agreements	2,573,703	1,871,302
Product development and research	8,175,114	8,504,612
Patents	694,495	586,866
Patent defense	166,273	19,440
Operating, general and administrative (net)	4,911,982	3,190,028
TOTAL EXPENSES	34,525,854	30,031,699
LOSS FROM OPERATIONS	(7,343,610)	(6,784,163)
OTHER INCOME (EXPENSE)
Interest income	5,270,446	796,554
Interest expense	—	(163,946)
Other nonoperating income (expense)	(228,511)	(56,699)
TOTAL OTHER INCOME (EXPENSE)	5,041,935	575,909
Net Loss From Continuing Operations	(2,301,675)	(6,208,254)
Loss from Discontinued Operations	—	(257,559)
Net Loss	$(2,301,675)	$(6,465,813)
Basic Net Loss Per Share
Continuing operations	$(.06)	$(.21)
Discontinued operations	—	(.01)
	$(.06)	$(.22)
Diluted Net Loss Per Share
Continuing operations	$(.06)	$(.21)
Discontinued operations	—	(.01)
	$(.06)	$(.22)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $63,106,000 at September 30,
2006 and $164,311,000 at June 30, 2006	$63,359,947	$164,961,982
Short-term investments	314,354,816	239,505,025
Accounts receivable (net)	27,952,611	27,885,115
Inventories	22,985,752	21,526,795
Prepaid and Other Expenses	2,883,893	1,552,336
TOTAL CURRENT ASSETS	431,537,019	455,431,253
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	15,851,066	15,753,035
Machinery and other equipment	64,630,115	64,394,232
Assets under capitalized leases	26,161,653	26,161,653
	106,642,834	106,308,920
Less accumulated depreciation and amortization	(38,144,636)	(35,965,977)
NET DEPRECIABLE ASSETS	68,498,198	70,342,943
Land	1,376,580	1,376,580
Construction in progress	92,857,032	66,511,334
TOTAL PROPERTY, PLANT AND EQUIPMENT	162,731,810	138,230,857
OTHER ASSETS	2,315,273	2,680,216
TOTAL ASSETS	$596,584,102	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,408,368	$21,208,060
Salaries, wages and amounts withheld from employees	3,173,121	3,186,659
Deferred revenues under business agreements	76,722	349,454
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	713,073	642,308
TOTAL CURRENT LIABILITIES	28,323,664	26,338,861
LONG-TERM LIABILITIES	25,384,064	25,594,088
LONG-TERM DEFERRED PATENT LICENSE FEE	6,904,765	7,142,860
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	60,858,153	59,321,469
COMMITMENTS (NOTE G)
STOCKHOLDERS' EQUITY
Capital Stock
Common Stock, par value $0.01 per share:
Authorized - 50,000,000 shares
Issued and outstanding – 39,091,155 shares at September 30,
2006 and 39,058,610 shares at June 30, 2006	390,912	390,586
Additional paid-in capital	841,497,816	840,538,799
Accumulated deficit	(306,089,295)	(303,787,620)
Accumulated other comprehensive income (loss)	(73,484)	(120,908)
TOTAL STOCKHOLDERS' EQUITY	535,725,949	537,020,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$596,584,102	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(2,301,675)	$(6,465,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,981,723	1,982,345
Bad debt expense	1,051,121	24,614
Amortization of deferred nonrefundable patent license fee	(238,095)	(238,095)
Amortization of premium/discount on investments	533,977	—
Changes in nonrefundable advance royalties	—	(8,733)
Stock and stock options issued for services rendered	603,294	999,199
(Gain) loss on sale of assets	403,750	729
Retirement liability	(9,557)	75,084
Other	(9,946)	—
Changes in working capital:
Accounts receivable	(1,118,617)	2,539,578
Inventories	(1,458,957)	(1,482,258)
Other assets	(1,370,364)	(1,081,902)
Accounts payable and accrued expenses	2,186,770	(1,921,811)
Deferred revenues under business agreements	(272,732)	(392,944)
NET CASH USED IN OPERATING ACTIVITIES	(19,308)	(5,970,007)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including
construction in progress)	(26,472,729)	(10,642,800)
Purchases of investments	(222,798,488)	—
Proceeds from maturities of investments	100,178,722	11,840,526
Proceeds from sales of investments	47,250,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(101,842,495)	1,197,726
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations
and assets under capitalized lease obligations	(129,702)	(88,768)
Proceeds from exercise of stock options	356,049	9,354,407
NET CASH PROVIDED BY FINANCING ACTIVITIES	226,347	9,265,639
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	33,421	(127,039)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,602,035)	4,366,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164,961,982	84,295,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,359,947	$88,661,890

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, including capitalized interest	$345,762	$227,855
Cash paid for income taxes	—	707,302
Noncash transactions:
Depreciation allocated to construction in progress	195,492	—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Energy Conversion Devices, Inc. (“ECD” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in ECD’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of September 30, 2006 and for the three-month period ended September 30, 2006 is unaudited, but includes all adjustments that ECD’s management believes to be necessary for the fair presentation of results for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with ECD’s audited financial statements for the fiscal year ended June 30, 2006, which are included as part of ECD’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Nature of Business

ECD invents, designs, develops and commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiary United Solar Ovonic Corp. (“United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery”) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of September 30, 2006, has two major investments accounted for using the equity method: (i) Cobasys, LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC (“Chevron”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned (31.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D for discussions of all of the Company’s major joint ventures and investments.

At September 30 and June 30, 2006, the Company’s investments in Cobasys and Ovonyx are recorded at zero. The Company will continue to carry its investment in each of these joint ventures at zero until the venture becomes sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

Intellectual property, including patents, resulting from the Company’s investments in its technologies, is valued at zero in the balance sheet. Intellectual property provides the foundation for the creation of the important strategic alliances whereby the Company provides intellectual property and patents and joint venture partners provide cash.

While the Company believes that it has no obligation to fund any losses that its joint ventures incur beyond the Company’s investment, the Company has decided to provide limited funding to certain of its joint ventures.

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

For the quarterly period ended September 30, 2005, the Company recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144:

Revenues	$30,194
Costs and expenses	287,753
Net loss from discontinued operations	$(257,559)

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

Reclassifications

Certain prior year amounts have been reclassified to conform with fiscal year 2007 presentation.

Short-Term Investments

The Company has evaluated its investment policies consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are classified as available-for-sale.

The following schedule summarizes the unrealized gains and losses on the Company's short-term investments (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2006
Auction Rate Certificates	$113,950	$–	$–	$113,950
Corporate Bonds	94,500	20	(7)	94,513
Corporate Notes	80,324	–	(55)	80,269
Certificates of Deposit	25,603	24	(4)	25,623
	$314,377	$44	$(66)	$314,355
June 30, 2006
Auction Rate Certificates	$85,950	$–	$–	$85,950
Corporate Bonds	45,970	2	(15)	45,957
Corporate Notes	64,676	4	(8)	64,672
Certificates of Deposit	42,945	1	(20)	42,926
	$239,541	$7	$(43)	$239,505

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	September 30, 2006		June 30, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$121,161	$121,137	$115,591	$115,566
Due after one year through five years	79,266	79,268	38,000	37,989
Due after five years	113,950	113,950	85,950	85,950
	$314,377	$314,355	$239,541	$239,505

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment.

The following is a summary of the capitalized interest and interest incurred (in thousands):

	Three Months Ended September 30,
	2006	2005
Total Interest Incurred	$346	$226
Less Interest Capitalized	(346)	(62)
Net Interest Expense	$–	$164

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

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations (in thousands):

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

		Three Months Ended September 30,
		2006	2005
Gross Expenses		$8,452	$6,983
Less	- allocations to product development and research	(3,068)	(3,512)
	- allocations to cost of revenues from product development agreements	(472)	(281)
Remaining Expenses		$4,912	$3,190

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	September 30, 2006	June 30, 2006
Stock options	3,206,014	3,239,559
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	3,611,224	3,644,769

ECD has two shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grant and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grant. The plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The exercise period for stock options generally may not exceed 10 years from the date of grant. We issue new shares to satisfy stock option exercises.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

As of September 30, 2006 and June 30, 2006, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months ended September 30, 2006 and 2005 was $592,000 and $500,000, respectively, increasing both basic and diluted loss $0.02 per share for both periods. As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1,553,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.59 years.

A summary of the transactions during the three months ended September 30, 2006 with respect to ECD’s 1995 and 2000 Stock Option Plans follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	1,349,263	$19.63	$22,935,128	6.10
Granted at fair value	15,000	$32.90
Exercised	(3,545)	$17.68
Expired	–
Forfeited	(2,700)	$10.40
Outstanding at September 30, 2006	1,358,018	$19.80	$23,657,289	5.89
Exercisable at September 30, 2006	1,091,150	$19.80	$18,815,784	5.42
Exercisable at June 30, 2006	1,013,245	$19.86	$16,789,349	5.44

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
Weighted average fair value of options granted	$330,417	$–
Total intrinsic value of stock options exercised	$93,095	$6,632,404

In September 1993, ECD entered into Stock Option Agreements with Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky granting an option to purchase 150,000 shares (391,294 as of September 30, 2006) and 100,000 shares (260,865 as of September 30, 2006) to Mr. and Dr. Ovshinsky, respectively. The weighted average exercise price of the outstanding stock options is $17.66 per share at September 30, 2006.

The Stock Option Agreements provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision, and no further options will be granted under the Agreements. In consideration of the agreements by Mr. and Dr. Ovshinsky to such amendment, the Company's Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and to Dr. Ovshinsky (65,000 shares) under the Company's 2000 Non-Qualified Stock Option Plan. Upon the death of Dr. Ovshinsky on August 16, 2006, and pursuant to the terms of the Stock Option Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to her estate.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the transactions during the three months ended September 30, 2006 with respect to the above Agreements follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	652,159	$17.66	$12,241,480	(2)
Granted at fair value	—
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at September 30, 2006	652,159	$17.66	$12,639,297	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Twelve months after termination of employment other than voluntary termination.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the transactions during the three months ended September 30, 2006 with respect to the above Agreements follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	300,000	$10.688	$7,722,600	2.55
Granted at fair value	—
Exercised	(30,000)	$10.688
Expired	—
Forfeited	—
Outstanding and exercisable at September 30, 2006	270,000	$10.688	$7,115,040	2.29

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2006 and June 30, 2006, there were 407,000 and 430,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $4,595,840. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2006	430,000	$10.688
Granted	–	–
Vested	(23,000)	$10.688
Cancelled	–	–
Nonvested at September 30, 2006	407,000	$10.688

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

	2006	2005
Weighted average number of shares outstanding:
— for basic net income (loss) per share	39,070,061	29,016,006
— for diluted net income (loss) per share	39,070,061	29,016,006
Net loss from continuing operations	$(2,301,675)	$(6,208,254)
Loss on discontinued operations	–	(257,559)
Net loss	$(2,301,675)	$(6,465,813)
Basic net loss per share
Continuing operations	$(.06)	$(.21)
Discontinued operations	–	(.01)
	$(.06)	$(.22)
Diluted net loss per share
Continuing operations	$(.06)	$(.21)
Discontinued operations	–	(.01)
	$(.06)	$(.22)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Due to the Company’s net loss, the 2006 and 2005 weighted average shares of potential dilutive securities of 1,209,461 and 2,132,838, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 12,466 were excluded from the 2006 calculation of weighted average shares of potential dilutive securities. Because of the relationship between the exercise prices and the average market price of ECD’s Common Stock during this period, these securities would have been antidilutive regardless of the Company’s net income or loss.

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is in the process of reviewing this statement for the future effect on the Company’s consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have assessed the effect of SAB No. 108 and it is not material.

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	September 30, 2006	June 30, 2006
Billed
Trade	$23,318,609	$22,244,261
Related parties	174,048	228,310
Other	1,316,516	1,038,267
Subtotal	24,809,173	23,510,838
Unbilled
Trade	970,419	145,532
Related parties	149,275	91,749
Interest receivable	1,052,306	1,204,646
Royalties	1,277,460	1,954,267
Government contracts	1,124,277	1,119,973
Other	254,701	549,110
Subtotal	4,828,438	5,065,277
Less allowance for uncollectible accounts	(1,685,000)	(691,000)
	$27,952,611	$27,885,115

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	September 30, 2006	June 30, 2006
Finished products	$1,514,591	$2,034,485
Work in process	3,887,761	3,607,559
Raw materials	17,583,400	15,884,751
	$22,985,752	$21,526,795

The above amounts include an allowance for obsolescence of $1,276,000 and $1,164,000 as of September 30, 2006 and June 30, 2006, respectively.

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys

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

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10,000,000 license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,000 as revenues from license and other agreements in each of the three months ended September 30, 2006 and 2005 in connection with the amortization of this fee.

The Company recorded revenues from Cobasys of $191,000 and $457,000 for the three months ended September 30, 2006 and 2005, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and other matters).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		July 17, 2001 (date of inception) to
	2006	2005	September 30, 2006
Revenue
Product and prototype revenues	$1,595,611	$90,974	$7,153,698
Contract research revenue	1,277,549	120,188	7,879,806
Licensing, royalty and other revenues	531,867	526,293	4,794,383
Total Revenue	3,405,027	737,455	19,827,887
Expenses
Cost of product and prototype revenues	6,255,558	1,850,216	41,237,472
Research and development costs	5,465,776	4,722,623	108,954,192
Sales, marketing, and general and
administrative costs	2,961,178	2,442,898	42,807,296
Depreciation and amortization	1,140,421	834,235	14,117,450
Loss on asset and cost-basis impairment
and disposal	1,225,358	16,060	10,561,173
Interest expense	2,033,452	595,203	5,933,170
Total Expenses	19,081,743	10,461,235	223,610,753
Net Loss	$(15,676,716)	$(9,723,780)
Deficit accumulated during the development stage			$(203,782,866)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$162,253	$517,205
Accounts and note receivable (net of allowance of $2,750
as of September 30, 2006 and June 30, 2006)	2,726,525	2,862,241
Inventories, net	9,977,742	7,206,389
Prepaid expenses	1,014,389	453,546
Total Current Assets	13,880,909	11,039,381
Net Property, Plant and Equipment	48,759,761	42,782,979
Cash surrender value of life insurance and other assets	950,826	748,508
Total Assets	$63,591,496	$54,570,868
Liabilities and Members’ Interest
Current Liabilities:
Accounts payable and accrued expenses	$11,139,974	$9,025,145
Deferred revenues — current portion	1,904,762	1,936,762
Total Current Liabilities	13,044,736	10,961,907
Deferred revenue - noncurrent	13,848,249	14,423,014
Redeemable preferred interest — related party	94,269,216	71,623,539
Other noncurrent liabilities	2,212,161	1,668,558
Total Liabilities	123,374,362	98,677,018
Members’ Interest (deficit)	(59,782,866)	(44,106,150)
Total Liabilities and Members’ Interest	$63,591,496	$54,570,868

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

Ovonyx

As of September 30, 2006, ECD owns 39.5% (31.3% on a fully diluted basis) of Ovonyx, with Mr. Tyler Lowrey, Intel Capital and other investors owning the remainder of the shares outstanding. ECD is entitled to receive 0.5% of the annual gross revenues of Ovonyx.

In October 2002, ECD made a capital contribution of $1,000,000 in Ovonyx in exchange for technology previously contributed by ECD to Ovonyx and an exclusive, royalty-bearing license. ECD is required to make annual minimum royalty payments in order to maintain its exclusive license. ECD made a $150,000 minimum royalty payment in December 2005. In addition to its technology contribution, ECD has made a total cash investment of $1,300,000 in Ovonyx and accounts for this investment on the equity method and has recognized its proportionate share of Ovonyx losses to the extent of its $1,300,000 investment.

ECD recorded revenues from Ovonyx of $144,000 and $164,000 for the three months ended September 30, 2006 and 2005, respectively, representing services provided to this joint venture.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Liability beginning of the period	$1,835,136	$1,635,532
Amounts accrued for as warranty costs	177,558	(27,618	)(1)
Warranty claims	(68,337)	(77,108)
Liability at September 30	$1,944,357	$1,530,806

(1)	During the three months ended September 30, 2005, the Company revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company has a reserve of $2,383,000 and $2,343,000 at September 30, 2006 and June 30, 2006, respectively.

In connection with a 1992 battery development contract with the United States Advanced Battery Consortium (“USABC”), partially funded by the Department of Energy (“DOE”), the Company has agreed to reimburse USABC and DOE for payments to the Company under the 1992 contract. The agreed reimbursement includes a 15% share of royalty payments the Company receives through May 3, 2012, from licensing technologies developed pursuant to USABC funding in those applications, where Ovonic NiMH batteries serve as the primary source of power for electric vehicles. The Company has accrued as an expense 15% of such royalty payments. The Company has a liability for this item of approximately $2,000 at both September 30, 2006 and June 30, 2006.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – Line of Credit

As of September 30, 2006, the Company has a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in certain of our inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At September 30, 2006, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment being constructed for the Auburn Hills and Greenville facilities in Michigan. The Company's total obligations under purchase commitments at September 30, 2006, were $88,745,000 ($77,253,000 of which was due within one year and $11,492,000 thereafter) compared to $42,210,000 at June 30, 2006.

The increase in purchase commitments is primarily due to additional commitments to purchase steel for the new Auburn Hills facility and construction and equipment commitments for the new Greenville facility.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements

The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations.

A summary of all of the Company’s revenues follows.

	Three Months Ended September 30,
	2006	2005
Product sales
Photovoltaics	$22,142,025	$18,146,740
Machine building and equipment sales	—	397,580
Nickel hydroxide	715,849	722,481
Total product sales	$22,857,874	$19,266,801
Royalties
Battery technology
Transportation	$310,074	$704,989
Consumer	378,764	425,600
Photonic devices	(48,873)	46,323
Ovonic Universal Memory	23,758	6,258
Total royalties	$663,723	$1,183,170
Revenues from product development agreements
Photovoltaics	$1,922,289	$1,421,461
Photonic devices	250,000	163,402
Solid hydrogen storage systems	250,627	84,222
Organic electroluminescent devices (OLEDs)	419,330	205,377
Fuel cell technology	111,930	22,412
	2,954,176	1,896,874
Revenues from product development agreements — related parties
Battery technology	151,078	415,263
Total revenues from product development agreements	$3,105,254	$2,312,137
License and other agreements
Battery technology	$258,095	$258,095

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License and Other Agreements (Continued)

At September 30 and June 30, 2006, the Company deferred recognition of revenue in the amount of $245,660, respectively, relating to nonrefundable advance royalty payments.

Creditable royalties earned and recognized as revenue in 2006 and 2005 were zero and $9,000, respectively, related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

The quarters ended September 30, 2006 and 2005 included license fees of $238,000 in each period resulting from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note D).

NOTE I – Business Segments

The Company has three business segments: United Solar Ovonic, Ovonic Battery and the parent company, ECD. Some general corporate expenses have been allocated to Ovonic Battery.

Our United Solar Ovonic segment consists of our thin-film solar PV business in which we design, develop, manufacture and sell PV modules that generate clean, renewable energy by converting sunlight into electricity. Our Ovonic Battery segment consists of our battery business in which we design, develop, manufacture and sell rechargeable NiMH batteries and battery materials internally and through third-party relationships (i.e., joint ventures and licenses). Our ECD segment consists of our Ovonyx joint venture, our Production Technology and Machine Building Division, and our emerging technologies, including Ovonic solid hydrogen storage, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies, for which we are continuing research and development activities in an effort to define marketable technologies that can result in commercial products.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The Company's operations by business segments were as follows:

	Financial Data by Business Segment (in thousands)
	United Solar Ovonic	Ovonic Battery	ECD		Consolidating Entries	Consolidated
Revenues(1)
Three months ended
September 30, 2006	$23,860	$1,860	$19,861	(2)	$(18,399)	$27,182
September 30, 2005	19,359	2,964	11,115	(2)	(10,190)	23,248
Operating Income (Loss)(1)
Three months ended
September 30, 2006	$1,469	$(1,521)	$(6,761)		$(531)	$(7,344)
September 30, 2005	1,680	(724)	(7,592)		(148)	(6,784)
Depreciation Expense
Three months ended
September 30, 2006	$1,434	$101	$447		$–	$1,982
September 30, 2005	1,376	86	520		–	1,982
Capital Expenditures
Three months ended
September 30, 2006	$26,953	$39	$218		$(542)	$26,668
September 30, 2005	10,285	229	295		(166)	10,643
Identifiable Assets
September 30, 2006	$224,442	$5,544	$593,144		$(226,546)	$596,584
September 30, 2005	100,438	5,011	221,553		(127,753)	199,249

(1)	Excludes discontinued operations (Ovonic Battery) at September 30, 2005.
(2)

Principally, the sale by ECD to United Solar of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding the consolidating entry, were $1,474,000 and $933,000 at September 30, 2006 and 2005, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended September 30,
	2006	2005
United States	$13,721,704	$9,435,433
Germany	8,179,350	8,712,886
China	767,998	1,207,227
Japan	779,628	1,295,408
Other Countries	3,733,564	2,596,582
	$27,182,244	$23,247,536

The composition of the Company's property, plant and equipment, net of accumulated depreciation, is principally in the United States as of September 30 and June 30, 2006.

The following customers represented a significant portion of product sales in the United Solar segment:

	Three Months Ended September 30,
	2006	2005
Solar Integrated Technologies Inc.	–	27%
Alwitra Flachdach Systeme GmbH	17%	10%
Actus Lend Lease	10%	–
Biohaus PV Handels GmbH	8%	15%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three months ended September 30, 2006. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2006.

Overview

We invent, design, develop and commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our materials, products and production processes originate from the pioneering work of Mr. Stanford R. Ovshinsky, principal inventor and our President, Chief Scientist and Technologist, in materials science at the atomic (or nanostructure) level, principally amorphous and disordered materials. In particular, we manufacture for commercial sale thin-film photovoltaic (“PV”) modules and positive electrode nickel hydroxide for nickel metal hydride (“NiMH”) batteries, and license our NiMH battery technology, which is used in commercial products. Our principal joint ventures—Cobasys LLC and Ovonyx, Inc.—are also commercializing our NiMH battery and Ovonic Universal Memory (“OUM”) technologies, and battery products manufactured by Cobasys are commercially available. At the same time, we continue our research and development activities for our emerging technologies in order to bring these technologies to full-scale commercialization. We seek third-party funding to offset our funding requirements for these activities.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•	We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 88% and 83% of our total revenue in the three months ended September 30, 2006 and 2005, respectively. Additionally, our United Solar Ovonic segment generated operating income of $1,469,000 in the three months ended September 30, 2006, while our other two segments had combined operating losses of $8,282,000 (which we seek to fund as described below). Given the projected growth of our photovoltaic business (see below) relative to our other business segments, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•	We are rapidly expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We are expanding our PV module manufacturing capacity from 28MW per annum to an expected capacity exceeding 300MW per annum by 2010. We are funding the initial phases of this expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity and debt financing, business agreements and other sources.

•	We are commercializing our NiMH battery and OUM technologies principally through nonconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures — Cobasys and Ovonyx — were founded upon technologies that we pioneered, and then formed to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We have contributed intellectual property and cash to Ovonyx, and have reported losses up to our cash investment in Ovonyx. Our interests in Cobasys and Ovonyx were recorded at zero on our balance sheet at September 30, 2006 and June 30, 2006.

•	We are continuing to further develop our emerging technologies, and we will continue to generate losses, and at the same time require substantial additional funding, as we seek to bring these technologies to commercial product status. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies, such as Ovonic solid hydrogen systems, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device), as we engage in research and development activities to define marketable technologies that can result in commercial products. We expect to record losses associated with these activities at this stage while we seek to offset our funding requirements with third-party funding, including strategic alliances and government contracts. Our third-party funding for these activities has declined in recent years, principally due to the restructuring of certain strategic relationships and completion of certain government contracts, and we are presently actively seeking additional strategic funding for several of our emerging technologies.

Key indicators of Financial Condition and Operating Performance. In evaluating our business, we use operating income and cash flow from operations as key performance metrics. We also use production capacity, measured in MW per annum, as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing capacity expansion in this segment.

Results of Operations

The quarter-over-quarter comparisons contained in this section exclude discontinued operations (see “Other Income/Expense” below).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table summarizes each of our business segment’s operating results (in thousands) for the three months ended September 30, 2006 and 2005:

	Revenues				Income (Loss) from Operations
	2006		2005		2006	2005
United Solar Ovonic	$23,860		$19,359		$1,469	$1,680
Ovonic Battery(1)	1,860		2,964		(1,521)	(724)
Energy Conversion Devices	19,861	(2)	11,115	(2)	(6,761)	(7,592)
Consolidating Entries	(18,399)		(10,190)		(531)	(148)
Consolidated	$27,182		$23,248		$(7,344)	$(6,784)

(1)	Excludes discontinued operations
(2)

Principally the sale by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding the consolidating entry, were $1,474,000 and $933,000 at September 30, 2006 and 2005, respectively.

Our loss from operations in 2006 was higher than 2005. Operating results in our United Solar Ovonic segment decreased due to an additional $1,000,000 allowance for uncollectible accounts, partially offset by increased production and product sales, while the operating loss in our Ovonic battery segment increased due principally to reduced product sales and royalties.

United Solar Ovonic Segment

	Three Months Ended September 30,
	2006	2005
	(in thousands)
REVENUES
Product sales	$22,127	$18,147
Revenues from product development agreements and other revenues	1,733	1,212
TOTAL REVENUES	$23,860	$19,359
EXPENSES
Cost of product sales	$16,927	$14,579
Cost of revenues from product development agreements	1,170	742
Product development and research	635	819
Operating, general and administrative expenses and patent expenses	3,659	1,539
TOTAL EXPENSES	$22,391	$17,679
INCOME FROM OPERATIONS	$1,469	$1,680

Our United Solar Ovonic segment's operating income decreased in 2006 versus 2005, due to an additional $1,000,000 allowance for uncollectible accounts for one of its major customers, partially offset by increased production and product sales.

The increases in revenues and expenses in 2006 were primarily attributable to increased volume ($2,200,000) of PV products to meet market demand plus a more favorable pricing mix ($1,700,000). Gross profit margin on product sales increased to 24% in 2006 from 20% in 2005, reflecting increased production and sales and improved absorption of fixed costs as we continue to improve manufacturing production toward an expected capacity of 30MW per annum at our existing Auburn Hills facility. Operating, general and administrative expenses and patent expenses increased due principally to increased production volume and manufacturing capacity expansion activities ($944,000), including new hiring and start up costs ($354,000) associated with our new Auburn Hills facility. We expect a temporary, substantial decline for fiscal year 2007 of sales of our PV modules to Solar Integrated Technologies Inc. (“SIT”). We are presently reallocating production to other customers in our existing backlog and seeking additional sales to offset the impact of SIT. In addition, United Solar Ovonic increased its allowance for uncollectible accounts by $1,000,000 representing a portion of the accounts receivable from SIT.

The combined product development and research expenses increased due principally to increased activities under product development agreements with the U.S. Air Force (to develop new products for space and airship applications), Lockheed Martin and the National

Renewable Energy Laboratory. Revenues under these product development agreements also increased due to the increased activities. We continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Battery Segment

	Three Months Ended September 30,
	2006	2005
	(in thousands)
REVENUES
Product sales	$716	$1,120
Royalties	689	1,131
Revenues from product development agreements	151	415
Revenues from license and other agreements	258	258
Other operating revenues	46	40
TOTAL REVENUES	$1,860	$2,964
EXPENSES
Cost of product sales	$645	$1,058
Cost of revenues from product development agreements	39	261
Product development and research	2,014	1,918
Operating, general and administrative expenses and patent expenses	683	451
TOTAL EXPENSES	$3,381	$3,688
LOSS FROM OPERATIONS	$(1,521)	$(724)

Our Ovonic Battery segment’s operating loss increased in 2006 due to reduced sales of equipment to our Rare Earth Ovonic joint venture, together with reduced royalties and reduced revenues from product development agreements.

Product sales, which include sales of our positive electrode nickel hydroxide products, decreased in 2006 as compared to 2005 due to reduced sales to our Rare Earth Ovonic joint venture (zero in 2006 compared to $398,000 in 2005). Positive electrode nickel hydroxide sales were relatively unchanged at $716,000 in 2006 as compared to $722,000 in 2005. Costs of sales of these products decreased to $645,000 in 2006, from $687,000 in 2005, reflecting lower material costs.

Royalties decreased in 2006 as compared to 2005, due principally to additional royalties in 2005 from one of our licensees that received a one-time payment from a customer.

Revenues from licenses and other agreements were the same in 2006 as in 2005. These revenues include $238,000 in each of 2006 and 2005, representing amortization over 10.5 years of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes.

The combined product development and research expenses were relatively unchanged, as we continued to develop and enhance our NiMH battery technologies. Revenues from product development agreements decreased principally due to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production ($151,000 in 2006 compared to $415,000 in 2005).

Operating, general and administrative expenses and patent expenses increased in 2006 due principally to increased patent defense costs.

Energy Conversion Devices Segment

	Three Months Ended September 30,
	2006	2005
	(in thousands)
REVENUES
Product sales	$18,172 (1)	$10,024	(1)
Royalties	(25)	52
Royalties from intercompany agreements	8	13
Revenues from product development agreements	1,309	793
Other operating revenues	397	233
TOTAL REVENUES	$19,861	$11,115
EXPENSES
Cost of product sales	$18,196	$10,133
Cost of revenues from product development agreements	1,450	974
Product development and research	5,526	5,768
Operating, general and administrative expenses and patent expenses	1,450	1,832
TOTAL EXPENSES	$26,622	$18,707
LOSS FROM OPERATIONS	$(6,761)	$(7,592)

(1)	Represents principally the sale by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation.

Our ECD segment had a decrease in its operating loss in 2006 as compared to 2005 due to increased revenues from product development agreements.

Product sales represent principally sales of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion that are eliminated in consolidation. Product sales and cost of product sales increased due to commencement of production and sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic photonic devices technologies, decreased principally due to a one time adjustment in 2006 of royalties payable by one of our licensees. Included in the Ovonic Universal Memory royalties of $24,000 is approximately $15,000 of timing adjustments.

The combined product development and research expenses increased slightly to $6,976,000 in 2006 from $6,742,000 in 2005, as we continued to develop our emerging technologies, including our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies. Revenues from product development agreements increased primarily due to new programs in 2006 for biofuel reformation with Xcel Energy and organic electroluminescent devices with United States Display Consortium, together with increased fuel cell activity with the Michigan Public Service Commission and other programs.

Operating, general and administrative expenses and patent expenses were slightly lower in 2006 compared to 2005.

Other operating revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of our nonconsolidated affiliates.

Other Income/Expense

Other income (net) increased to $5,042,000 in 2006 from $576,000 in 2005, primarily due to higher interest income ($5,270,000 in 2006 compared to $797,000 in 2005) relating to increased funds available for investment.

Discontinued operations reflects our metal hydride manufacturing materials business, which we sold in December 2005 as part of our restructuring plan and focus (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements, as well as to fund the further development of our emerging technologies. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 common stock offering) and cash flows from operating activities at our United Solar Ovonic segment. We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for the foreseeable future. We intend to use the net proceeds from our March 2006 common stock offering for our PV manufacturing expansion, which includes construction of two 60MW manufacturing facilities in Greenville, Michigan, and related assembly equipment, and general corporate purposes. We will require additional funding for this expansion through 2010, and for emerging technologies and general corporate purposes, which we may obtain from equity and debt financing, business agreements and other sources.

As of September 30, 2006, we had $377,715,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposits, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” These short-term investments have maturities up to 36 months, except for the ARC’s which have maturities from 20 to 40 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At September 30, 2006, we had consolidated working capital of $403,213,000.

Cash Flows

Net cash used in our operating activities was $19,000 in 2006 as compared to $5,970,000 in 2005 reflecting increased interest income and improved cash flow from operations at our United Solar Ovonic segment.

Net cash used in investing activities was $101,842,000 in 2006 as compared to $1,198,000 provided in 2005. This increase was due to net purchases ($75,370,000) of investments plus purchases ($26,473,000) of property, plant and equipment in 2006. This increase in capital spending was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by our financing activities (principally exercise of stock options) was $226,000 in 2006 as compared to $9,266,000 in 2005.

For details of our cash flows, see the Consolidated Statement of Cash Flows in our Consolidated Financial Statements.

The Company does not have any off-balance sheet arrangements at September 30, 2006.

Short-term Borrowings

As of September 30, 2006, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At September 30, 2006, we had outstanding letters of credit of $2,161,000 against the line of credit.

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

Warranty Liability

Our accrued warranty liability increased to $1,944,357 at September 30, 2006 from $1,835,136 at June 30, 2006, due to increased product sales in our United Solar Ovonic segment. See Note E, “Liabilities,” to our Consolidated Financial Statements. We generally provide a 20-year product warranty on power output on all Uni-Solar products installed as part of pre-engineered solutions. Our accrued warranty liability also includes warranties previously provided on our machine-building and equipment products.

Allowance for Uncollectible Accounts

Our allowance for uncollectible accounts was $1,685,000 at September 30, 2006, from $691,000 at June 30, 2006. See Note B, “Accounts Receivable,” to our Consolidated Financial Statements. At September 30, 2006, ECD increased its allowance for uncollectible accounts by $1,000,000 reflecting a portion of the accounts receivable from a major customer.

Government Contracts, Reserves and Liabilities

Our reserves and liabilities for government contracts was relatively unchanged ($2,385,000 at September 30, 2006 from $2,345,000 at June 30, 2006). See Note E, “Liabilities,” to our Consolidated Financial Statements.

See Note A, “Summary of Accounting Policies – Recent Pronouncements,” for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our financial condition, results of operations, plans, objectives, expectations, future performance and business prospects. These statements are identified by forward-looking words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. We have based these forward-looking statements on our current expectations with respect to future events and occurrences, but our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $377,461,000 and $403,816,000 of these investments (including cash equivalents) on September 30, 2006 and June 30, 2006, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our September 30, 2006, portfolio of approximately $610,000.

Item 4.	Controls and Procedures

As of September 30, 2006, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of ECD’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 6.	Exhibits and Reports on Form 8-K
A.	Exhibits
10.1	Severance Agreement entered as of June 5, 2006 by and between Jay B. Knoll and Energy Conversion Devices, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC. (Registrant)
	By:	/s/ Sanjeev Kumar
Date: November 9, 2006		Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
	By:	/s/ Robert C. Stempel
Date: November 9, 2006		Robert C. Stempel Chairman and Chief Executive Officer