Form 10-Q
period 2006-12-31
ENERGY CONVERSION DEVICES INC
filed 2007-02-08
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

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

As of February 6, 2007, there were 39,524,918 shares of ECD’s Common Stock outstanding.

Page 1 of 51 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I  –  FINANCIAL INFORMATION

Item 1.       Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES
Product sales	$18,667,038	$21,680,812	$41,524,912	$40,947,613
Royalties	963,663	331,076	1,627,386	1,514,246
Revenues from product development agreements	2,757,745	1,868,368	5,862,999	4,180,505
Revenues from license agreements	238,095	238,095	496,190	496,190
Other	320,711	166,447	618,009	393,780
TOTAL REVENUES	22,947,252	24,284,798	50,129,496	47,532,334
EXPENSES
Cost of product sales	16,318,721	17,689,210	34,323,008	33,548,661
Cost of revenues from product development agreements	2,219,711	1,931,705	4,793,414	3,803,007
Product development and research	8,496,030	7,773,091	16,671,144	16,277,703
Patents	664,429	589,975	1,358,924	1,176,841
Patent defense	237,993	12,950	404,266	32,390
Preproduction costs	750,492	—	1,104,001	—
Operating, general and administrative (net)	2,135,496	3,350,847	6,693,969	6,540,875
TOTAL EXPENSES	30,822,872	31,347,778	65,348,726	61,379,477
LOSS FROM OPERATIONS	(7,875,620)	(7,062,980)	(15,219,230)	(13,847,143)
OTHER INCOME (EXPENSE)
Interest income	4,963,512	801,000	10,233,958	1,597,554
Interest expense	—	(33,386)	—	(197,332)
Equity in losses of investment in Ovonyx	—	(45,000)	—	(45,000)
Other nonoperating income (expense)	(945)	33,400	(229,456)	(23,299)
TOTAL OTHER INCOME (EXPENSE)	4,962,567	756,014	10,004,502	1,331,923
Net Loss from Continuing Operations	(2,913,053)	(6,306,966)	(5,214,728)	(12,515,220)
Discontinued Operations (including gain on disposition of discontinued operations of $739,602 in both of the three and six months ended December 31, 2005)	—	571,538	—	313,979
Net Loss	$(2,913,053)	$(5,735,428)	$(5,214,728)	$(12,201,241)
Basic Net Loss Per Share
Continuing Operations	$(.07)	$(.21)	$(.13)	$(.43)
Discontinued Operations	—	.02	—	.01
	$(.07)	$(.19)	$(.13)	$(.42)
Diluted Net Loss Per Share
Continuing Operations	$(.07)	$(.21)	$(.13)	$(.43)
Discontinued Operations	—	.02	—	.01
	$(.07)	$(.19)	$(.13)	$(.42)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $20,656,000 at
December 31, 2006 and $164,311,000 at June 30, 2006	$20,661,959	$164,961,982
Short-term investments	330,633,500	239,505,025
Accounts receivable (net)	22,742,475	27,885,115
Inventories	31,681,651	21,526,795
Prepaid and Other Expenses	2,699,224	1,552,336
TOTAL CURRENT ASSETS	408,418,809	455,431,253
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	21,789,494	15,753,035
Machinery and other equipment	133,242,317	64,394,232
Assets under capitalized leases	26,300,288	26,161,653
	181,332,099	106,308,920
Less accumulated depreciation and amortization	(40,877,522)	(35,965,977)
NET DEPRECIABLE ASSETS	140,454,577	70,342,943
Land	1,376,580	1,376,580
Construction in progress	62,233,684	66,511,334
TOTAL PROPERTY, PLANT AND EQUIPMENT	204,064,841	138,230,857
OTHER ASSETS	3,232,612	2,680,216
TOTAL ASSETS	$615,716,262	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,799,029	$21,208,060
Salaries, wages and amounts withheld from employees	2,669,143	3,186,659
Deferred revenues under business agreements and patent license fee	965,960	1,301,834
Current installments on long-term liabilities	792,444	642,308
TOTAL CURRENT LIABILITIES	42,226,576	26,338,861
LONG-TERM LIABILITIES	25,217,855	25,594,088
LONG-TERM DEFERRED PATENT LICENSE FEE	6,666,670	7,142,860
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	74,356,761	59,321,469
COMMITMENTS (NOTE G)
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share:
Authorized 100,000,000 shares at December 31, 2006 and
50,000,000 shares at June 30, 2006
Issued and outstanding - 39,491,278 shares at December 31, 2006
and 39,058,610 shares at June 30, 2006	394,913	390,586
Additional paid-in capital	850,095,546	840,538,799
Accumulated deficit	(309,002,348)	(303,787,620)
Accumulated other comprehensive loss	(128,610)	(120,908)
TOTAL STOCKHOLDERS' EQUITY	541,359,501	537,020,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$615,716,262	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(5,214,728)	$(12,201,241)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	4,583,053	3,856,932
Bad debt expense	(82,792)	92,705
Amortization of deferred nonrefundable patent license fee	(476,190)	(476,190)
Amortization of premium (discount) on investments	(589,416)	—
Equity in losses of investment in Ovonyx	—	45,000
Changes in nonrefundable advance royalties	—	(17,466)
Stock and stock options issued for services rendered	1,083,722	1,393,285
Gain on sale of discontinued operations	—	(739,602)
(Gain)/Loss on sale of investments	1,573	(36,958)
Retirement liability	(43,008)	150,168
Changes in working capital:
Accounts receivable	5,268,636	(3,519,167)
Inventories	(10,154,856)	(2,987,060)
Other assets	(1,512,491)	(1,058,447)
Accounts payable and accrued expenses	16,196,588	4,172,387
Deferred revenues under business agreements	(335,874)	(729,761)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,724,217	(12,055,415)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70,261,137)	(26,314,847)
Purchases of investments	(327,954,480)	(1,979,525)
Investment in Ovonyx	(200,000)	(150,000)
Proceeds from sales of investments	100,480,307	—
Proceeds from maturities of investments	136,884,194	11,840,526
Proceeds from sale of discontinued operations	—	453,000
Proceeds from sales of property, plant and equipment	—	37,930
NET CASH USED IN INVESTING ACTIVITIES	(161,051,116)	(16,112,916)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt
obligations and capitalized lease obligations	(471,860)	(259,621)
Proceeds from exercise of stock options	8,477,351	11,308,801
Expenses related to sale of stock	—	(150,629)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,005,491	10,898,551
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	21,385	(70,405)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144,300,023)	(17,340,185)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164,961,982	84,295,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,661,959	$66,955,386

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, including capitalized interest	$946,463	$453,819
Cash paid for income taxes	—	707,302
Noncash transactions:
Depreciation allocated to construction in progress	325,820	—
Capital lease obligations to finance capital equipment	138,635	180,594

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Energy Conversion Devices, Inc. (“ECD” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in ECD’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of December 31, 2006 and for the three-month and six-month periods ended December 31, 2006 is unaudited, but includes all adjustments that ECD’s management believes to be necessary for the fair presentation of results for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with ECD’s audited financial statements for the fiscal year ended June 30, 2006, which are included as part of ECD’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Nature of Business

ECD invents, designs, develops and commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiary United Solar Ovonic Corp. (“United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of December 31, 2006, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC (“Chevron”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned (31.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) joint venture with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D for discussions of all of the Company’s major joint ventures and investments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

At December 31 and June 30, 2006, the Company’s investment in Cobasys was recorded at zero. At December 31, 2006 and June 30, 2006, the Company’s investment in Ovonyx was recorded at $200,000 and zero, respectively. The Company will continue to carry its investment in each of these joint ventures at zero or the amount of its cash investment until the venture becomes sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

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

Discontinued Operations

In December 2005, the Company, as part of its restructuring plan, sold Ovonic Battery’s metal hydride materials manufacturing business to Great Western Technologies Inc. (“GWTI”) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 received on December 12, 2006; and a third payment of $181,200 (discounted to $167,087) to be made no later than December 12, 2007. The Company recorded a gain on this sale of approximately $740,000 in the year ended June 30, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery’s manufacturing plants. Ovonic Battery is subleasing a portion of one of these facilities.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

For the three months and six months ended December 31, 2005, the Company recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Revenues	$24,594	$54,788
Costs and expenses	(192,658)	(480,411)
Gain on disposition of discontinued operations	739,602	739,602
Net income from discontinued operations	$571,538	$313,979

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

Preproduction Costs

The Company classifies costs in preparation for its new manufacturing facilities and equipment as preproduction costs. These costs include training of new employees, supplies and other costs for the new manufacturing facilities in advance of the commencement of manufacturing.

Reclassifications

Certain prior period amounts have been reclassified to conform with the 2007 presentation.

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

The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
December 31, 2006

Auction Rate Cerificaces	$88,300	$—	$—	$88,300
Corporate Bonds	109,646	31	(8)	109,669
Corporate Notes	115,170	—	(103)	115,067
Certificates of Deposit	17,603	—	(5)	17,598
	$330,719	$31	$(116)	$330,634
June 30, 2006
Auction Rate Certificates	$85,950	$—	$—	$85,950
Corporate Bonds	45,970	2	(15)	45,957
Corporate Notes	64,676	4	(8)	64,672
Certificates of Deposit	42,945	1	(20)	42,926
	$239,541	$7	$(43)	$239,505

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2006		June 30, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$158,028	$157,930	$115,591	$115,566
Due after one year through five years	84,391	84,404	38,000	37,989
Due after five years	88,300	88,300	85,950	85,950
	$330,719	$330,634	$239,541	$239,505

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment.

The following is a summary of the capitalized interest and interest incurred (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Total Interest Incurred	$601	$226	$946	$452
Less Interest Capitalized	(601)	(193)	(946)	(255)
Net Interest Expense	$—	$33	$—	$197

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

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Gross Expenses	$5,754	$6,864	$13,853	$13,847
Less
— allocations to product development
and research and to cost of
revenues from product
development agreements	(3,619)	(3,513)	(7,159)	(7,306)
Remaining Expenses	$2,135	$3,351	$6,694	$6,541

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	December 31, 2006	June 30, 2006
Stock options	1,884,122	3,239,559
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,289,332	3,644,769

ECD has three shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grant, the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grant and the 2006 Stock Incentive Plan (the “2006 Plan”) pursuant to which 1,000,000 shares are to be reserved for future grants.

The 1995 and 2000 Plans authorize the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) shall determine. The exercise period for stock options generally may not exceed 10 years from the date of grant. We issue new shares to satisfy stock option exercises.

Under the terms of the 1995 Plan, 40% of the option becomes exercisable six months after grant date, with an additional 30% becoming exercisable at the commencement of 18 and 30 months following the grant date. The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan.

Under the terms of the 2000 Plan, 40% of the option becomes exercisable one year after grant date, with an additional 20% becoming exercisable after each of the second, third and fourth anniversaries of the grant date. Effective November 14, 2006, the date ECD stockholders approved the 2006 Stock Incentive Plan, ECD will not grant any additional options under the 2000 Plan.

The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of ECD and its

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

subsidiaries. The Committee will determine the conditions to the exercisability of each option and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than ten years after its date of grant, except that an incentive option granted to a participant owning more than 10% of our voting shares will be exercisable for no more than five years after its date of grant.

As of December 31, 2006 and June 30, 2006, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three and six months ended December 31, 2006 was $309,000 and $901,000, respectively, and in the three and six months ended December 31, 2005 was $403,000 and $903,000, respectively, increasing both basic and diluted loss per share by $.01 and $.02 for the three months and six months ended December 31, 2006, respectively, and by $.01 and $.03 for the three months and six months ended December 31, 2005, respectively. As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock grants was $1,298,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.28 years.

A summary of the transactions during the three and six months ended December 31, 2006 with respect to ECD’s 1995 and 2000 Stock Option Plans follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	1,349,263	$19.63	$22,935,128	6.10
Granted at fair value	15,000	$32.90
Exercised	(3,545)	$17.68
Expired	—
Forfeited	(2,700)	$10.40
Outstanding at September 30, 2006	1,358,018	$19.80	$23,657,289	5.89
Granted at fair value	—
Exercised	(234,455)	$22.03
Expired	(500)	$15.13
Forfeited	(700)	$13.12
Outstanding at December 31, 2006	1,122,363	$19.34	$16,788,019	5.65
Exercisable at December 31, 2006	959,965	$18.24	$15,110,179	5.16
Exercisable at June 30, 2006	1,013,245	$19.86	$16,789,349	5.44

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

In September 1993, ECD entered into Stock Option Agreements with Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky granting each an option to purchase 150,000 shares (391,294 as of December 31, 2006) and 100,000 shares (130,465 as of December 31, 2006), respectively. The weighted average exercise price of the outstanding stock options is $17.06 per share at December 31, 2006.

The Stock Option Agreements provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. In June 2005, the Agreements were amended by deleting the antidilution protection adjustment provision, and no further options will be granted under the Agreements. In consideration of the agreements by Mr. and Dr. Ovshinsky to such amendment, the Company’s Compensation Committee approved the grant of options to Mr. Ovshinsky (100,000 shares) and to Dr. Ovshinsky (65,000 shares) under the Company’s 2000 Non-Qualified Stock Option Plan. Upon the death of Dr. Ovshinsky on August 16, 2006, and pursuant to the terms of the Stock Option Agreements and our stock

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which her husband, Mr. Ovshinsky, is the executor.

A summary of the transactions during the three and six months ended December 31, 2006 with respect to the above Agreements follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	652,159	$17.66	$12,241,480	(2)
Granted at fair value	—
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at September 30, 2006	652,159	$17.66	$12,639,297	(2)
Granted at fair value	—
Exercised	(130,400)	$20.04
Expired	—
Forfeited	—
Outstanding and exercisable at December 31, 2006	521,759	$17.06	$8,826,112	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Twelve months after termination of employment other than voluntary termination.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the transactions during the three and six months ended December 31, 2006 with respect to the above Agreement follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	300,000	$10.688	$7,722,600	2.55
Granted at fair value	—
Exercised	(30,000)	$10.688
Expired	—
Forfeited	—
Outstanding and exercisable at September 30, 2006	270,000	$10.688	$7,115.040	2.29
Granted at fair value	—
Exercised	(30,000)	$10.688
Expired	—
Forfeited	—
Outstanding and exercisable at December 31, 2006	240,000	$10.688	$5,590,080	2.04

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised under the 1995 and 2000 plans and the various Stock Option Agreements during the three months and six months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average fair value of options granted	$—	$—	$330,417	$—
Total intrinsic value of stock options exercised	$7,219,487	$505,937	$8,019,402	$7,052,140

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

As of December 31, 2006 and June 30, 2006, there were 384,000 and 430,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $4,104,192 and $4,595,840, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

During the three months and six months ended December 31, 2006, 23,000 and 46,000 shares, respectively, became vested at a weighted average grant date fair value of $10.688 per share.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net loss per share for the three months and six months ended December 31 are computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss from continuing operations	$(2,913,053)	$(6,306,966)	$(5,214,728)	$(12,515,220)
Gain on discontinued operations	—	571,538	—	313,979
Net loss	$(2,913,053)	$(5,735,428)	$(5,214,728)	$(12,201,241)
Weighted average number of shares outstanding: — for basic net loss per share	39,302,286	29,427,060	39,186,173	29,221,533
— for diluted net loss per share	39,302,286	29,427,060	39,186,173	29,221,533
Basic net loss per share
Continuing operations	$(.07)	$(.21)	$(.13)	$(.43)
Discontinued operations	—	.02	—	.01
Basic net loss per share	$(.07)	$(.19)	$(.13)	$(.42)
Diluted net loss per share
Continuing operations	$(.07)	$(.21)	$(.13)	$(.43)
Discontinued operations	—	.02	—	.01
Diluted net loss per share	$(.07)	$(.19)	$(.13)	$(.42)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Due to the Company’s net loss, the 2006 weighted average shares of potential dilutive securities of 1,252,823 and 2,333,199 for the three months and six months ended December 31, 2006, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 6,317 and 18,400 for the three and six months ended December 31, 2006, respectively, were excluded from the 2006 calculation of weighted average shares of potential dilutive securities. Since the exercise prices exceeded the average market price of ECD’s Common Stock during these periods, these securities would have been antidilutive regardless of the Company’s net income or loss.

Due to the Company’s net loss, the 2005 weighted average shares of potential dilutive securities of 2,189,439 and 2,378,124 for the three months and six months ended December 31, 2005, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The effect of SFAS No. 155 is not material.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” – which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The effect of SAB No. 108 is not material.

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	December 31, 2006	June 30, 2006
Billed
Trade	$16,599,499	$22,244,261
Related parties	450,537	228,310
Other	1,286,255	1,038,267
Subtotal	18,336,291	23,510,838
Unbilled
Trade	181,432	145,532
Related parties	197,486	91,749
Interest receivable	1,095,003	1,204,646
Royalties	2,191,355	1,954,267
Government contracts	1,057,366	1,119,973
Other	288,542	549,110
Subtotal	5,011,184	5,065,277
Less allowance for uncollectible accounts	(605,000)	(691,000)
	$22,742,475	$27,885,115

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	December 31, 2006	June 30, 2006
Finished products	$6,342,452	$2,034,485
Work in process	5,181,624	3,607,559
Raw materials	20,157,575	15,884,751
	$31,681,651	$21,526,795

The above amounts include an allowance for obsolescence of $1,118,000 and $1,164,000 as of December 31, 2006 and June 30, 2006, respectively.

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys

The Company recorded revenues from Cobasys of $251,000 and $442,000 for the three months and six months ended December 31, 2006, respectively, and $184,000 and $641,000 for the three months and six months ended December 31, 2005, respectively, for services performed on behalf of Cobasys.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		July 17, 2001 (date of inception) to
	2006	2005	2006	2005	December 31, 2006
Revenue
Product and prototype revenues	$5,166,358	$250,189	$6,761,969	$341,163	$12,320,056
Contract research revenue	1,060,008	249,005	2,337,557	369,193	8,939,814
Licensing, royalty and other revenues	646,090	601,032	1,177,957	1,127,325	5,440,473
Total Revenue	6,872,456	1,100,226	10,277,483	1,837,681	26,700,343
Expenses
Cost of product and prototype revenues	9,968,228	2,079,549	16,223,786	3,929,765	51,205,700
Research and development costs	9,068,655	5,065,453	14,534,431	9,788,076	118,022,847
Sales, marketing, and general
and administrative costs	4,591,640	2,869,181	7,552,818	5,312,079	47,398,936
Depreciation and amortization	1,208,432	884,734	2,348,853	1,718,969	15,325,882
Loss on asset and cost-basis
impairment and disposal	1,306,037	164,750	2,531,395	180,810	11,867,210
Interest expense	2,439,298	644,976	4,472,750	1,240,179	8,372,468
Total Expenses	28,582,290	11,708,643	47,664,033	22,169,878	252,193,043
Net Loss	$(21,709,834)	$(10,608,417)	$(37,386,550)	$(20,332,197)
Deficit accumulated during the
development stage					$(225,492,700)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

(A Development Stage Enterprise)

BALANCE SHEETS

(Unaudited)

	December 31, 2006	June 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$516,196	$517,205
Accounts and note receivable (net of allowance of $50,396
as of December 31, 2006 and $2,750 as of June 30, 2006)	5,965,771	2,862,241
Inventories, net	8,576,156	7,206,389
Prepaid expenses	958,100	453,546
Total Current Assets	16,016,223	11,039,381
Net Property, Plant and Equipment	54,623,002	42,782,979
Cash surrender value of life insurance and other assets	933,392	748,508
Total Assets	$71,572,617	$54,570,868
Liabilities and Members’ Interest
Current Liabilities:
Accounts payable and accrued expenses	$23,511,370	$9,025,145
Deferred revenues – current portion	2,904,762	1,936,762
Total Current Liabilities	26,416,132	10,961,907
Deferred revenue - noncurrent	13,333,333	14,423,014
Redeemable preferred interest – related party	112,321,804	71,623,539
Other noncurrent liabilities	994,048	1,668,558
Total Liabilities	153,065,317	98,677,018
Members’ Interest (deficit)	(81,492,700)	(44,106,150)
Total Liabilities and Members’ Interest	$71,572,617	$54,570,868

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

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10,000,000 license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,000 as revenues from license agreements in each of the three months ended December 31, 2006 and 2005 and $476,000 as revenues from license agreements in each of the six months ended December 31, 2006 and 2005 in connection with the amortization of this fee.

Ovonyx

In October 2002, ECD entered into a license with Ovonyx pursuant to which ECD licensed, on an exclusive, royalty-bearing basis, from Ovonyx technology it had previously contributed to Ovonyx.  ECD made a $1,000,000 upfront royalty payment and paid $150,000 and $200,000 annual minimum royalty payments in December 2005 and December 2006, respectively.  ECD has made aggregate royalty payments of $1,500,000 through December 2006 (including the upfront royalty payment), which it records as capital investments.  ECD has made no other capital investments in Ovonyx.  ECD, which accounts for its investment in Ovonyx on the equity method, has recognized, as of December 31, 2006, equity losses of $1,300,000 related to its Ovonyx investment.

ECD recorded revenues from Ovonyx of $195,000 and $340,000 for the three months and six months ended December 31, 2006, respectively, and $90,000 and $254,000 for the three months and six months ended December 31, 2005, respectively, representing services provided to this joint venture. Also, ECD is entitled to receive 0.5% of the annual gross revenues of Ovonyx pursuant to the original exclusive license of technology by ECD to Ovonyx, .

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities

Product Warranty Accrual

The Company estimates the accrual for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty accrual during the six months ended December 31, 2006 and 2005:

	Six Months Ended December 31,
	2006		2005
Accrual beginning of the period	$1,835,136		$1,635,532
Amounts accrued for as warranty costs - net	(387,463	)(1)	38,989	(2)
Warranty claims	(142,749)		(82,953)
Accrual at December 31	$1,304,924		$1,591,568

(1)

During the six months ended December 31, 2006, the Company, based upon current information, revised its estimate of the warranty accrual in connection with its Rare Earth Ovonic joint venture and recorded a $750,000 reduction in this accrual.

(2)

During the six months ended December 31, 2005, the Company, based upon current information, revised its estimate of the warranty accrual in its photovoltaic business based upon its warranty experience and recorded a $129,000 reduction in this accrual.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company has a reserve of $2,420,000 and $2,343,000 at December 31, 2006 and June 30, 2006, respectively.

In connection with a 1992 battery development contract with the United States Advanced Battery Consortium (“USABC”), partially funded by the Department of Energy (“DOE”), the Company has agreed to reimburse USABC and DOE for payments to the Company under the 1992 contract. The agreed reimbursement includes a 15% share of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities (Continued)

royalty payments the Company receives through May 3, 2012, from licensing technologies developed pursuant to USABC funding in those applications, where Ovonic NiMH batteries serve as the primary source of power for electric vehicles. The Company has accrued as an expense 15% of such royalty payments.

NOTE F – Line of Credit

As of December 31, 2006, the Company has a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into future foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in certain of our inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At December 31, 2006, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment constructed for the new Auburn Hills facility and being constructed for Greenville facilities in Michigan. The Company’s total obligations under purchase commitments at December 31, 2006, were $94,872,000 ($82,993,000 of which was due within one year and $11,879,000 thereafter) compared to $42,210,000 at June 30, 2006.

The increase in purchase commitments is primarily due to additional commitments to purchase steel for the new Auburn Hills facility and construction and equipment commitments for the new Greenville facilities.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements

The Company has product sales and business agreements with third parties and with related parties for which royalties and revenues are included in the consolidated statements of operations.

A summary of all of the Company’s revenues follows.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Product sales
Photovoltaics	$17,457,694	$20,818,832	$39,599,719	$38,965,572
Machine building and equipment sales	—	320,039	—	717,619
Nickel hydroxide and other	1,209,344	541,941	1,925,193	1,264,422
Total product sales	$18,667,038	$21,680,812	$41,524,912	$40,947,613
Royalties*
Battery technology
Transportation	$370,021	$(62,676)	$680,095	$642,313
Consumer	560,223	346,750	938,987	772,350
Photonic devices	25,358	49,109	(23,515)	95,432
Ovonic Universal Memory	8,061	(2,107)	31,819	4,151
Total royalties	$963,663	$331,076	$1,627,386	$1,514,246
Revenues from product development
agreements
Photovoltaics	$1,743,585	$902,300	$3,665,874	$2,274,161
Battery technology	—	16,725	—	16,725
Photonic devices	30,001	195,478	280,001	358,880
Solid hydrogen storage systems	283,504	157,770	534,131	241,992
Organic electroluminescent manufacturing
technology	427,999	342,218	847,329	597,195
Fuel cell technology	78,933	112,568	190,863	134,980
	2,564,022	1,727,059	5,518,198	3,623,933
Revenues from product development
agreements - related parties
Battery technology	193,723	141,309	344,801	556,572
Total revenues from product development agreements	$2,757,745	$1,868,368	$5,862,999	$4,180,505
License agreements
Battery technology	$238,095	$238,095	$496,190	$496,190

*	The Company’s estimated royalties are adjusted quarterly based upon royalty reports received semiannually or annually depending on the licensee.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements (Continued)

At December 31 and June 30, 2006, the Company deferred recognition of revenue in the amount of $245,660, respectively, relating to nonrefundable advance royalty payments.

NOTE I – Business Segments

The Company has three business segments: United Solar Ovonic, Ovonic Battery and the parent company, ECD. Some general corporate expenses have been allocated to Ovonic Battery.

Our United Solar Ovonic segment consists of our thin-film solar PV business in which we design, develop, manufacture and sell PV modules that generate clean, renewable energy by converting sunlight into electricity. Our Ovonic Battery segment consists of our battery business in which we manufacture and sell rechargeable NiMH batteries through third-party relationships (i.e., joint ventures and licenses) and design, develop, manufacture and sell positive electrode nickel hydroxide battery materials. Our ECD segment consists of our Ovonyx joint venture, our Production Technology and Machine Building Division, and our emerging technologies, including Ovonic solid hydrogen storage, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies, for which we are continuing research and development activities in an effort to define marketable technologies that can result in commercial products.

The Company’s operations by business segments were as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

Financial Data by Business Segment

(in thousands)

	United Solar Ovonic	Ovonic Battery		ECD		Consolidating Entries	Consolidated
Revenues(1)
Three months ended
December 31, 2006	$19,194	$2,620		$25,433	(2)	$(24,300)	$22,947
December 31, 2005	21,651	1,584		15,592	(2)	(14,542)	24,285
Six months ended
December 31, 2006	$43,054	$4,480		$45,294	(2)	$(42,699)	$50,129
December 31, 2005	41,010	4,547		26,707	(2)	(24,732)	47,532
Operating Income (Loss)(1)
Three months ended
December 31, 2006	$1,150	$(97	)(3)	$(8,391)		$(538)	$(7,876)
December 31, 2005	1,756	(2,044)		(6,605)		(170)	(7,063)
Six months ended
December 31, 2006	$2,620	$(1,618	)(3)	$(15,153)		$(1,068)	$(15,219)
December 31, 2005	3,437	(2,769)		(14,197)		(318)	(13,847)
Depreciation Expense
Six months ended
December 31, 2006	$3,481	$204		$900		$(10)	$4,575
December 31, 2005	2,755	172		932		—	3,859
Capital Expenditures
Six months ended
December 31, 2006	$70,861	$39		$927		$(1,101)	$70,726
December 31, 2005	25,226	307		1,314		(352)	26,495
Identifiable Assets
Six months ended
December 31, 2006	$268,771	$7,860		$601,097		$(262,012)	$615,716
December 31, 2005	118,973	5,450		220,603		(143,764)	201,262

(1)	Excludes discontinued operations (Ovonic Battery) at December 31, 2005.
(2)

Principally the sales by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $1,138,000 and $1,142,000 for the three months ended December 31, 2006 and 2005, respectively, and $2,612,000 and $2,076,000 for the six months ended December 31, 2006 and 2005, respectively.

(3)	Includes a $750,000 reduction in warranty accrual for Rare Earth Ovonic joint venture.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005
United States	$11,661,226	$10,737,317	$25,382,929	$20,172,750
Germany	4,857,492	7,134,097	13,036,842	15,846,983
China	1,279,105	1,062,099	2,047,103	2,269,326
Japan	1,077,146	455,231	1,856,774	1,750,639
Other Countries	4,072,284	4,896,054	7,805,848	7,492,636
	$22,947,253	$24,284,798	$50,129,496	$47,532,334

The composition of the Company’s property, plant and equipment, net of accumulated depreciation, is principally in the United States as of December 31 and June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and six months ended December 31, 2006. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2006.

Overview

We invent, design, develop and commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our materials, products and production processes originate from the pioneering work of Mr. Stanford R. Ovshinsky, principal inventor and our President, Chief Scientist and Technologist, in materials science at the atomic (or nanostructure) level, principally amorphous and disordered materials. We manufacture for commercial sale thin-film photovoltaic (“PV”) modules, which account for substantially all of our product sales, as well as manufacture and sell positive electrode nickel hydroxide battery materials, and license our NiMH battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are also commercializing our NiMH battery and Ovonic Universal Memory (“OUM”) technologies, and battery products manufactured by Cobasys are commercially available. We continue our research and development activities for our emerging technologies in order to bring these technologies to full-scale commercialization. We seek third-party funding to offset our funding requirements for these activities.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•

We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 84% and 86% of our total revenue in the three and six months ended December 31, 2006, respectively, and 89% and 86% in the three and six months ended December 31, 2005, respectively. Additionally, our United Solar Ovonic segment generated operating income of $1,150,000 and $2,620,000 in the three months and six months ended December 31, 2006, respectively, while our other two segments had combined operating losses of $8,488,000 and $16,771,000, respectively (which we seek to fund as described below). Given the projected growth of our photovoltaic business (see below) relative to our other business segments, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•

We are rapidly expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We are expanding our PV module manufacturing capacity to an expected capacity exceeding 300MW per annum by 2010. In December 2006, we placed in service the manufacturing equipment for our new Auburn Hills 2 facility, thereby increasing our aggregate manufacturing capacity to 58MW. This manufacturing facility will be ramping up to full capacity in Fall 2007. We are also presently constructing two 60MW per annum PV cell manufacturing facilities in Greenville, Michigan, which are expected to begin operation in late 2007 and mid-2008. We are funding the initial phases of our manufacturing capacity expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity or debt financing, business agreements and other sources.

•

We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures–Cobasys and Ovonyx–were founded upon technologies that we pioneered, and then formed to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We have contributed intellectual property and cash (through royalty payments) to Ovonyx, and have, as of December 31, 2006, recognized equity losses of $1,300,000 related to our Ovonyx investment. Our interest in Cobasys was recorded at zero on our balance sheet at December 31, 2006 and June 30, 2006, respectively, and our investment in Ovonyx was recorded at $200,000 and zero at December 31, 2006 and June 30, 2006, respectively. See Note A, "Summary of Accounting Policies," and Note D, "Joint Ventures and Investments," of the Notes to our Consolidated Financial Statements, for additional details regarding our accounting for our investments in Cobasys and Ovonyx.

•

We are continuing to further develop our emerging technologies. We continue to generate losses and require substantial additional funding, as we seek to bring these technologies to commercial product status. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies, such as Ovonic solid hydrogen systems, Ovonic metal hydride fuel cell, Ovonic photonic devices and

Ovonic cognitive computer (including the Ovonic quantum control device), as we engage in research and development activities to define marketable technologies that can result in commercial products. We expect to record losses associated with these activities at this stage while we seek to offset our funding requirements with third-party funding, including strategic alliances and government contracts. Our third-party funding for these activities has declined in recent years, principally due to the restructuring of certain strategic relationships and completion of certain government contracts, and we are presently actively seeking new government contracts and additional strategic funding for several of our emerging technologies.

Key indicators of Financial Condition and Operating Performance. In evaluating our business, we use operating income and cash flow from operations as key performance metrics. We also use production capacity, measured in megawatt (MW) per annum, as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing capacity expansion in this segment.

Results of Operations

The period comparisons contained in this section exclude discontinued operations (see “Other Income/Expense” below).

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table summarizes each of our business segment’s operating results (in thousands) for the periods indicated:

	Three Months Ended December 31,
	2006		2005		2006	2005
Segment	Revenues				Income (Loss) from Operations
United Solar Ovonic	$19,194		$21,651		$1,150	$1,756
Ovonic Battery(1)	2,620		1,584		(97)	(2,044)
Energy Conversion Devices	25,433	(2)	15,592	(2)	(8,391)	(6,605)
Consolidating Entries	(24,300)		(14,542)		(538)	(170)
Consolidated	$22,947		$24,285		$(7,876)	$(7,063)

(1)	Excludes discontinued operations.
(2)

Principally the sales ($24,063,000 and $14,323,000 for the three months ended December 31, 2006 and 2005, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $1,138,000 and $1,142,000 for the three months ended December 31, 2006 and 2005, respectively.

Our loss from operations in 2006 was higher than 2005. Operating results in our United Solar Ovonic segment were impacted by decreased product sales, initial low production volumes at our Auburn Hills 2 manufacturing facility that was placed in service in December 2006, and associated preproduction costs. The operating loss in our ECD segment increased due principally to increased product development and general and administrative expenses. Ovonic Battery’s operating results improved due to a $750,000 reduction in 2006 in a product warranty accrual, increased product sales and increased royalties.

United Solar Ovonic Segment

	Three Months Ended December 31,
	2006	2005
	(in thousands)
REVENUES
Product sales	$17,445	$20,896
Revenues from product development agreements and other revenues	1,749	755
TOTAL REVENUES	$19,194	$21,651
EXPENSES
Cost of product sales	$14,697	$16,472
Cost of revenues from product development agreements	1,118	669
Product development and research	728	839
Preproduction costs	750	—
Operating, general and administrative expenses and patent expenses	751	1,915
TOTAL EXPENSES	$18,044	$19,895
INCOME FROM OPERATIONS	$1,150	$1,756

Our United Solar Ovonic segment’s operating income decreased in 2006 versus 2005, due to decreased product sales and preproduction expenses related to our new Auburn Hills 2 manufacturing facility.

The decreases in revenues and expenses in 2006 were primarily attributable to decreased volume of PV products ($4,000,000), partially offset by more favorable pricing mix ($300,000). The decreased volume is primarily attributable to the expected temporary, substantial decline for fiscal year 2007 of sales of our PV modules to Solar Integrated Technologies Inc. (“SIT”), which we were unable to fully reallocate during the quarter to existing customers or offset through additional sales. SIT recently completed an equity offering and used a portion of the proceeds to pay its outstanding payables to us. We now expect SIT to resume purchasing our PV modules during this fiscal year.

Gross profit margin on product sales decreased to 16.0% in 2006 from 21.2% in 2005. As we expand our manufacturing capacity, our gross profit margins are impacted by early lower production volumes as we ramp up production to full capacity at our new manufacturing facilities. Our gross profit margin was primarily impacted during 2006 by production ramp up at our Auburn Hills 2 manufacturing facility. Gross margins for the remainder of fiscal 2007 will likewise be impacted as this manufacturing facility ramps up to full capacity by Fall 2007. Fiscal 2008 gross margins will be impacted by production ramp up at our Greenville facilities which are expected to be placed in service in late 2007 and mid-2008.

Operating, general and administrative expenses and patent expenses decreased due principally to a $1,000,000 reduction in the allowance for doubtful accounts at December 31, 2006 (associated with the payment from SIT), partially offset by increased costs for manufacturing capacity expansion activities ($26,000) associated with our new Auburn Hills facility.

The combined product development and research expenses increased to $1,846,000 in 2006 from $1,508,000 in 2005 due principally to increased activities under existing product development agreements with the U.S. Air Force (to develop new products for space and airship applications), Lockheed Martin and the National Renewable Energy Laboratory (“NREL”). In addition, we continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Battery Segment

	Three Months Ended December 31,
	2006	2005
	(in thousands)
REVENUES
Product sales	$1,209	$862
Royalties	930	284
Revenues from product development agreements	194	158
Revenues from license agreements	238	238
Other operating revenues	49	42
TOTAL REVENUES	$2,620	$1,584
EXPENSES
Cost of product sales	$898	$1,014
Product development and research and other research costs	2,038	2,217
Operating, general and administrative expenses and patent expenses	(219)	397
TOTAL EXPENSES	$2,717	$3,628
LOSS FROM OPERATIONS	$(97)	$(2,044)

Our Ovonic Battery segment’s operating loss decreased in 2006 due to a $750,000 reduction in 2006 in a product warranty accrual, increased product sales and increased royalties.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2006 as compared to 2005 due to increased nickel hydroxide sales to our largest customer ($667,000), partially offset by reduced sales to our Rare Earth Ovonic joint venture (zero in 2006 compared to $320,000 in 2005). Positive electrode nickel hydroxide sales increased to $1,209,000 in 2006 from $542,000 in 2005. Cost of sales decreased due to the reduced sales to our Rare Earth Ovonic joint venture, partially offset by costs associated with the increased level of nickel hydroxide sales in 2006.

Royalties increased in 2006 as compared to 2005, due principally to a $727,000 reduction in transportation royalties recognized in 2005 based upon a royalty report received in 2005 (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements).

Revenues from license agreements were the same in 2006 as in 2005, representing amortization over 10.5 years of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased slightly in 2006 to $2,038,000 from $2,217,000 in 2005, as we continued to develop and enhance our NiMH battery technologies. Revenues from product development agreements, which increased in 2006 as compared to 2005, represent research and development support for our Cobasys joint venture.

Operating, general and administrative expenses and patent expenses decreased in 2006 principally due to a $750,000 reduction in 2006 in the product warranty accrual attributable to the equipment previously supplied to our Rare Earth Ovonic joint venture, partially offset by increased patent defense costs.

Energy Conversion Devices Segment

	Three Months Ended December 31,
	2006		2005
	(in thousands)
REVENUES
Product sales (substantially all of which is from intercompany sales)	$24,076	(1)	$14,330	(1)
Royalties	44		53
Revenues from product development agreements	864		1,070
Other operating revenues	449		139
TOTAL REVENUES	$25,433		$15,592
EXPENSES
Cost of product sales	$24,416		$14,363
Cost of revenues from product development agreements	1,128		1,348
Product development and research	5,750		4,743
Operating, general and administrative expenses and patent expenses	2,530		1,743
TOTAL EXPENSES	$33,824		$22,197
LOSS FROM OPERATIONS	$(8,391)		$(6,605)

(1)

Represents sales ($24,063,000 and $14,323,000 for the three months ended December 31, 2006 and 2005, respectively) of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion. These product sales are eliminated in consolidation.

Our ECD segment had an increased operating loss in 2006 as compared to 2005 due to increased product development and research and operating, general and administrative and patent expenses.

Substantially all of our product sales ($24,063,000) are sales of production equipment from our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion. These product sales are eliminated in consolidation. Product sales and cost of product sales increased due to sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic photonic devices technologies, decreased principally due to a one-time adjustment in 2006 of royalties payable by one of our licensees.

Other operating revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of our unconsolidated affiliates.

The combined product development and research expenses increased to $6,878,000 in 2006 from $6,091,000 in 2005, as we continued to develop our emerging technologies for future applications, including our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies. Revenues from product development agreements decreased primarily due to the completion of programs in 2005 with NREL and reduced activities with the National Institute of Standards and Technology (NIST) related to our Ovonic photonic devices technology.

Operating, general and administrative expenses and patent expenses were higher in 2006 compared to 2005 due to costs incurred to support further expansion, plus increased patent expenses.

Other Income/Expense

Other income (net) increased to $4,963,000 in 2006 from $756,000 in 2005, primarily due to higher interest income ($4,964,000 in 2006 compared to $801,000 in 2005) relating to increased funds available for investment.

Discontinued operations reflects our metal hydride manufacturing materials business, which we sold in December 2005 as part of our restructuring plan (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

Six Months Ended December 31, 2006 compared to Six Months Ended December 31, 2005

The table below summarizes each of the Company’s business segment’s operating results (in thousands) for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006		2005		2006	2005
Segment	Revenues				Income (Loss) from Operations
United Solar Ovonic	$43,054		$41,010		$2,620	$3,437
Ovonic Battery(1)	4,480		4,547		(1,618)	(2,769)
Energy Conversion Devices	45,294	(2)	26,707	(2)	(15,153)	(14,197)
Consolidating Entries	(42,699)		(24,732)		(1,068)	(318)
Consolidated	$50,129		$47,532		$(15,219)	$(13,847)

(1)	Excludes discontinued operations.
(2)

Principally the sales ($42,220,000 and $24,348,000 for the six months ended December 31, 2006 and 2005, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $2,612,000 and $2,076,000 for the six months ended December 31, 2006 and 2005, respectively.

Our loss from operations in 2006 was higher than 2005. Operating results in our United Solar Ovonic segment decreased due principally to the initial low production volumes at our new Auburn Hills 2 manufacturing facility that was placed in service in December 2006 and the preproduction costs associated with Auburn Hills 2. The operating loss in our ECD segment increased due principally to increased product development and general and administrative expenses. Ovonic Battery’s operating results improved due to a $750,000 reduction in 2006 in a product warranty accrual.

United Solar Ovonic Segment

	Six Months Ended December 31,
	2006	2005
	(in thousands)
REVENUES
Product sales	$39,572	$39,043
Revenues from product development agreements and other revenues	3,483	1,967
TOTAL REVENUES	$43,055	$41,010
EXPENSES
Cost of product sales	$31,624	$31,051
Cost of revenues from product development agreements	2,288	1,411
Product development and research	1,363	1,658
Preproduction costs	1,104	—
Operating, general and administrative expenses and patent expenses	4,056	3,453
TOTAL EXPENSES	$40,435	$37,573
INCOME FROM OPERATIONS	$2,620	$3,437

Our United Solar Ovonic segment’s operating income decreased in 2006 versus 2005 due to the impact of early lower production volumes as we ramp up production to full capacity at our new Auburn Hills 2 manufacturing facility and the preproduction expenses associated with the startup of this facility.

The increases in revenues and expenses in 2006 were primarily attributable to increased product sales due to a more favorable pricing mix ($2,000,000), partially offset by decreased volume ($1,800,000) of PV products. The decreased volume is primarily attributable to the expected temporary, substantial decline for fiscal year 2007 of sales of our PV modules to SIT, which we were unable to fully reallocate during the quarter to existing customers or offset through additional sales. SIT recently completed an equity offering and used a portion of the proceeds to pay its outstanding payables to us. We now expect SIT to resume purchasing our PV modules during this fiscal year.

Gross profit margin on product sales remained the same (20%) in both 2006 and 2005. As we expand our manufacturing capacity, our gross profit margins are impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. Our gross profit margin was primarily impacted during 2006 by production ramp up at our Auburn Hills 2 manufacturing facility. Gross margins for the remainder of fiscal 2007 will likewise be impacted as this manufacturing facility ramps up to full capacity by Fall 2007. Fiscal 2008 gross margins will be impacted by production ramp up at our Greenville facilities, which are expected to be placed in service in late 2007 and mid-2008.

Operating, general and administrative expenses and patent expenses increased due principally to increased production volume and to support manufacturing capacity expansion activities ($969,000) associated with our new Auburn Hills 2 manufacturing facility.

The combined product development and research expenses increased to $3,651,000 in 2006 from $3,069,000 in 2005 due principally to increased activities under product development agreements with the U.S. Air Force (to develop new products for space and airship applications), Lockheed Martin and NREL. In addition, we continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Battery Segment

	Six Months Ended December 31,
	2006	2005
	(in thousands)
REVENUES
Product sales	$1,925	$1,982
Royalties	1,619	1,415
Revenues from product development agreements	345	573
Revenues from license agreements	496	496
Other operating revenues	95	81
TOTAL REVENUES	$4,480	$4,547
EXPENSES
Cost of product sales	$1,543	$2,072
Product development and research and other research costs	4,091	4,396
Operating, general and administrative expenses and patent expenses	464	848
TOTAL EXPENSES	$6,098	$7,316
LOSS FROM OPERATIONS	$(1,618)	$(2,769)

Our Ovonic Battery segment’s operating loss decreased in 2006 due to a $750,000 reduction in 2006 in the product warranty accrual and reduced expenses in 2006.

Product sales, which include sales of our positive electrode nickel hydroxide materials, decreased in 2006 as compared to 2005 due to reduced sales to our Rare Earth

Ovonic joint venture (zero in 2006 compared to $718,000 in 2005). Positive electrode nickel hydroxide sales increased to $1,925,000 in 2006 from $1,264,000 in 2005. Costs of sales of these products increased to $1,543,000 in 2006, from $1,406,000 in 2005, reflecting higher volume of sales offset by the aforementioned reduction ($666,000) in 2006 in the Rare Earth Ovonic program.

Royalties increased slightly in 2006 as compared to 2005 due to increases in both consumer and transportation royalties as the use of our technologies in both of these areas increased.

Revenues from license agreements were the same in 2006 as in 2005, representing amortization over 10.5 years of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements) plus an additional license agreement of $20,000 in each period.

The combined product development and research expenses decreased slightly to $4,091,000 in 2006 from $4,396,000 in 2005, as we continued to develop and enhance our NiMH battery technologies. Revenues from product development agreements decreased principally due to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production ($345,000 in 2006 compared to $556,000 in 2005).

Operating, general and administrative expenses and patent expenses decreased in 2006 due to a $750,000 reduction in 2006 in the product warranty accrual expenses in connection with the Rare Earth Ovonic joint venture, partially offset by increased patent defense costs.

Energy Conversion Devices Segment

	Six Months Ended December 31,
	2006		2005
	(in thousands)
REVENUES
Product sales (substantially all of which is from intercompany sales)	$42,248	(1)	$24,354	(1)
Royalties	27		118
Revenues from product development agreements	2,173		1,863
Other operating revenues	846		372
TOTAL REVENUES	$45,294		$26,707
EXPENSES
Cost of product sales	$42,612		$24,496
Cost of revenues from product development agreements	2,578		2,322
Product development and research	11,277		10,511
Operating, general and administrative expenses and patent expenses	3,980		3,575
TOTAL EXPENSES	$60,447		$40,904
LOSS FROM OPERATIONS	$(15,153)		$(14,197)

(1)

Represents sales ($42,220,000 and $24,348,000 for the periods ended 2006 and 2005, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation.

The ECD segment had an increased operating loss in 2006 versus 2005 primarily due to increased product development and operating, general and administrative expenses.

Substantially all of our product sales ($42,220,000) are sales of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion that are eliminated in consolidation. Product sales and cost of product sales increased due to commencement of production and sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic photonic devices technologies, decreased principally due to a one-time adjustment in 2006 of royalties payable by one of our licensees.

Other operating revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to some of our unconsolidated affiliates.

The combined product development and research expenses increased to $13,855,000 in 2006 from $12,833,000 in 2005, as we continued to develop our emerging technologies for future applications, including our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies. Revenues from product development agreements increased primarily due to increases in existing programs in 2006 for biofuel reformation with Xcel Energy and organic electroluminescent devices with United States Display Consortium, partially offset by the completion of the program in 2005 with NREL and reduced activities with NIST related to our Ovonic photonic devices technology.

Operating, general and administrative expenses and patent expenses were higher in 2006 compared to 2005 due to costs incurred to support further expansion, plus increased patent expenses ($171,000).

Other Income/Expense

Other income (net) increased to $10,005,000 in 2006 from $1,332,000 in 2005, primarily due to higher interest income ($10,234,000 in 2006 compared to $1,598,000 in 2005) relating to increased funds available for investment.

Discontinued operations reflects our metal hydride manufacturing materials business, which we sold in December 2005 as part of our restructuring plan (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements, as well as to fund the further development of our emerging technologies in our other segments and general corporate purposes. Our principal sources of liquidity are cash, cash equivalents and short-term investments, and related interest income, (which principally represent the proceeds from our March 2006 common stock offering) and cash flows from operating activities at our United Solar Ovonic segment. We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for the foreseeable future. We intend to use the net proceeds from our March 2006 common stock offering for our PV manufacturing expansion, which includes construction of two 60MW manufacturing facilities in Greenville, Michigan, an assembly plant in Tijuana, Mexico, and related assembly equipment, and general corporate purposes. We will require additional funding for this expansion through 2010, and for emerging technologies and general corporate purposes, which we may obtain from equity and debt financing, business agreements and other sources.

As of December 31, 2006, we had $351,295,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposits, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” These short-term investments have maturities up to 36 months, except for the ARC’s which have maturities from 20 to 40 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At December 31, 2006, we had consolidated working capital of $366,192,000.

Cash Flows

Net cash provided by operating activities was $8,724,000 in 2006 as compared to net cash used in operations of $12,055,000 in 2005. The major factors contributing to this improvement in cash pertaining to operations were a reduced net loss ($6,987,000) reflecting increased interest income and improved cash flow from operations at our United Solar Ovonic segment. In addition, there were improved collections of accounts receivable ($8,788,000), including the collection of the SIT accounts receivable, an increase in accounts payable and accrued expenses ($12,024,000), partially offset by an increase in inventories ($7,168,000). The increase in inventories in the six months ended December 31, 2006, is due to the build-up of inventories for the ramp up of the new United Solar Ovonic plant, decreased product sales at United Solar Ovonic in the second quarter, and future sales orders.

Net cash used in investing activities was $161,051,000 in 2006 as compared to $16,113,000 used in 2005. This increase was due to net purchases ($90,590,000) of investments plus purchases ($70,261,000) of property, plant and equipment in 2006. This increase in capital spending was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by financing activities was $8,005,000 in 2006 as compared to $10,899,000 in 2005 due to reduced exercise of stock options in 2006.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Contractual Obligations

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment constructed for the new Auburn Hills facility and being constructed for Greenville facilities in Michigan. The Company’s total obligations under purchase commitments at December 31, 2006, were $94,872,000 ($82,993,000 of which was due within one year and $11,879,000 thereafter) compared to $42,210,000 at June 30, 2006.

The increase in purchase commitments is primarily due to additional commitments to purchase steel for the new Auburn Hills facility and construction and equipment commitments for the new Greenville facilities.

Short-term Borrowings

As of December 31, 2006, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into future foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At December 31, 2006, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

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

Allowance for Uncollectible Accounts

Our allowance for uncollectible accounts was $605,000 at December 31, 2006, from $691,000 at June 30, 2006. See Note B, “Accounts Receivable,” to our Consolidated Financial Statements.

Product Warranty Accrual

Our product warranty accrual decreased to $1,305,000 at December 31, 2006 from $1,835,000 at June 30, 2006, due to a $750,000 reduction in December 2006 in the warranty related to our Rare Earth Ovonic joint venture. See Note E, “Liabilities,” to our Consolidated Financial Statements. We generally provide a 20-year product warranty on power output on all Uni-Solar products installed as part of pre-engineered solutions.

Government Contracts, Reserves and Liabilities

Our reserves and liabilities for government contracts was relatively unchanged ($2,421,000 at December 31, 2006 from $2,345,000 at June 30, 2006). See Note E, “Liabilities,” to our Consolidated Financial Statements.

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

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $351,290,000 and $403,816,000 of these investments (including cash equivalents) on December 31, 2006 and June 30, 2006, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our December 31, 2006, portfolio of approximately $353,000.

Item 4.	Controls and Procedures

As of December 31, 2006, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of ECD’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 14, 2006. The following proposals were approved by the votes indicated.

(1)       To elect eight directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld
Robert I. Frey	33,590,967	641,570
William J. Ketelhut	34,102,138	130,399
Florence I. Metz	33,576,292	656,245
Stanford R. Ovshinsky	33,927,289	305,248
Pasquale Pistorio	34,041,014	191,523
Stephen Rabinowitz	34,097,333	135,204
George A. Schreiber, Jr	34,093,153	139,384
Robert C. Stempel	33,972,832	259,705

(2)       To ratify the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending June 30, 2007.

For	Against	Abstain
34,073,643	100,286	58,608

(3)       To approve the Company’s 2006 Stock Incentive Plan.

For	Against	Abstain
20,219,980	1,482,241	239,156

(4)       To approve an amendment to the Company’s Restated Certificate of Incorporation.

For	Against	Abstain
32,163,235	1,940,490	128,812

Item 6.	Exhibits
3.1	Restated Certificate of Incorporation filed December 6, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC. (Registrant)
	By:	/s/ Sanjeev Kumar
Date: February 8, 2007		Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Robert C. Stempel
Date: February 8, 2007		Robert C. Stempel Chairman and Chief Executive Officer