Form 10-Q
period 2007-03-31
ENERGY CONVERSION DEVICES INC
filed 2007-05-08
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

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

As of May 4, 2007, there were 39,600,218 shares of ECD’s Common Stock outstanding.

Page 1 of 50 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I  –  FINANCIAL INFORMATION

Item 1.       Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES
Product sales	$23,205,632	$21,401,379	$64,730,544	$62,348,992
Royalties	769,588	1,703,837	2,396,974	3,218,083
Revenues from product development agreements	2,887,232	3,267,142	8,750,231	7,447,647
Revenues from license agreements	238,095	288,080	734,285	784,270
Other revenues	328,761	296,870	946,771	690,650
TOTAL REVENUES	27,429,308	26,957,308	77,558,805	74,489,642
EXPENSES
Cost of product sales	19,781,114	16,526,482	54,104,122	50,075,143
Cost of revenues from product development agreements	2,613,471	2,786,423	7,406,885	6,589,430
Product development and research	9,365,085	8,757,646	26,036,229	25,035,349
Patents	611,946	629,493	1,970,870	1,806,334
Patent defense	44,408	63,777	448,674	96,167
Preproduction costs	490,926	230,081	1,594,927	230,081
Operating, general and administrative (net)	5,502,600	5,416,921	12,196,570	11,957,796
TOTAL EXPENSES	38,409,550	34,410,823	103,758,277	95,790,300
LOSS FROM OPERATIONS	(10,980,242)	(7,453,515)	(26,199,472)	(21,300,658)
OTHER INCOME (EXPENSE)
Interest income	4,140,727	1,932,808	14,374,685	3,530,362
Interest expense	—	—	—	(197,332)
Equity in losses of investment in Ovonyx	—	(105,000)	—	(150,000)
Other nonoperating income (expense)	(31,755)	(328)	(261,211)	(23,627)
TOTAL OTHER INCOME (EXPENSE)	4,108,972	1,827,480	14,113,474	3,159,403
Net loss from continuing operations	(6,871,270)	(5,626,035)	(12,085,998)	(18,141,255)
Discontinued Operations (including gain on disposition of discontinued operations of $739,602)	—	—	—	313,979
NET LOSS	$(6,871,270)	$(5,626,035)	$(12,085,998)	$(17,827,276)
Basic Net Loss Per Share
Continuing Operations	$(.17)	$(.17)	$(.31)	$(.60)
Discontinued Operations	—	—	—	.01
	$(.17)	$(.17)	$(.31)	$(.59)
Diluted Net Loss Per Share
Continuing Operations	$(.17)	$(.17)	$(.31)	$(.60)
Discontinued Operations	—	—	—	.01
	$(.17)	$(.17)	$(.31)	$(.59)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $53,573,000 at March 31, 2007 and $164,311,000 at June 30, 2006	$53,804,308	$164,961,982
Short-term investments	218,117,591	239,505,025
Accounts receivable (net)	25,467,189	27,885,115
Inventories	38,043,710	21,526,795
Prepaid and Other Expenses	2,370,608	1,552,336
TOTAL CURRENT ASSETS	337,803,406	455,431,253
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	22,040,566	15,753,035
Machinery and other equipment	135,310,608	64,394,232
Assets under capitalized leases	26,300,288	26,161,653
	183,651,462	106,308,920
Less accumulated depreciation and amortization	(44,447,513)	(35,965,977)
NET DEPRECIABLE ASSETS	139,203,949	70,342,943
Land	1,376,580	1,376,580
Construction in progress	129,003,086	66,511,334
TOTAL PROPERTY, PLANT AND EQUIPMENT	269,583,615	138,230,857
OTHER ASSETS	5,301,221	2,680,216
TOTAL ASSETS	$612,688,242	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$40,580,222	$21,208,060
Salaries, wages and amounts withheld from employees	2,989,779	3,186,659
Deferred revenues under business agreements and patent license fee	1,204,278	1,301,834
Current installments on long-term liabilities	847,383	642,308
TOTAL CURRENT LIABILITIES	45,621,662	26,338,861
LONG-TERM LIABILITIES	24,965,784	25,594,088
LONG-TERM DEFERRED PATENT LICENSE FEE	6,428,575	7,142,860
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	77,261,681	59,321,469
COMMITMENTS (NOTE G)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share:
Authorized 100,000,000 shares at March 31, 2007 and 50,000,000 shares at June 30, 2006
Issued and outstanding – 39,536,120 shares at March 31, 2007 and 39,058,610 shares at June 30, 2006	395,361	390,586
Additional paid-in capital	850,992,537	840,538,799
Accumulated deficit	(315,873,618)	(303,787,620)
Accumulated other comprehensive loss	(87,719)	(120,908)
TOTAL STOCKHOLDERS’ EQUITY	535,426,561	537,020,857
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$612,688,242	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(12,085,998)	$(17,827,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,258,246	5,734,292
Bad debt expense	(54,615)	261,116
Amortization of deferred nonrefundable patent license fee	(714,285)	(714,285)
Amortization of premium/discount on investments	(145,683)	(2,759)
Equity in losses of investment in Ovonyx	—	150,000
Change in nonrefundable advance royalties	—	(692,217)
Stock and stock options issued for services rendered	1,455,249	1,970,451
Gain on sale of discontinued operations	—	(739,602)
Gain on sale of equipment	(989)	—
(Gain)/loss on sale of investments	40,631	(35,127)
Retirement liability	(71,680)	159,798
Changes in working capital:
Accounts receivable	2,059,409	(4,349,578)
Inventories	(16,516,915)	(3,123,188)
Other assets	(2,810,486)	(1,060,850)
Accounts payable and accrued expenses	19,352,378	4,214,827
Deferred revenues under business agreements	(97,556)	(975,634)
NET CASH USED IN OPERATING ACTIVITIES	(1,332,294)	(17,030,032)
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(139,421,084)	(40,523,130)
Purchases of investments	(416,533,218)	(107,097,042)
Investment in Ovonyx	(200,000)	(150,000)
Proceeds from sales of investments	232,839,734	—
Proceeds from maturities of investments	205,197,739	13,820,051
Proceeds from sale of discontinued operations	—	453,000
Proceeds from sale of property, plant and equipment	989	37,930
NET CASH USED IN INVESTING ACTIVITIES	(118,115,840)	(133,459,191)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations and capitalized lease obligations	(695,259)	(377,943)
Proceeds from exercise of stock options	9,003,264	18,791,272
Proceeds from sale of stock and warrants, net of expenses	—	330,313,997
Expenses related to sale of stock	—	(552,546)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,308,005	348,174,780
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17,545)	(146,535)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,157,674)	197,539,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164,961,982	84,295,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,804,308	$281,834,593

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, including capitalized interest	$1,531,366	$899,938
Cash paid for income taxes	—	707,302
Noncash transactions:
Depreciation allocated to construction in progress	325,820	—
Capital lease obligations to finance capital equipment	138,635	181,914

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Energy Conversion Devices, Inc. (“ECD” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in ECD’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of March 31, 2007 and for the three- and nine-month periods ended March 31, 2007 is unaudited, but includes all adjustments that ECD’s management believes to be necessary for the fair presentation of results for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated financial statements should be read in conjunction with ECD’s audited financial statements for the fiscal year ended June 30, 2006, which are included as part of ECD’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Nature of Business

ECD invents, designs, develops and commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing subsidiary United Solar Ovonic Corp. (“United Solar Ovonic”) and its approximately 91%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders.

The Company has a number of strategic alliances and, as of March 31, 2007, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC (“Chevron”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned (31.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) joint venture with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D for discussions of all of the Company’s major joint ventures and investments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

At March 31, 2007 and June 30, 2006, the Company’s investment in Cobasys was recorded at zero. At March 31, 2007 and June 30, 2006, the Company’s investment in Ovonyx was recorded at $200,000 and zero, respectively. The Company will continue to carry its investment in each of these joint ventures at zero or the amount of its cash investment until the venture becomes sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

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

Discontinued Operations

In December 2005, the Company, as part of a restructuring plan, sold Ovonic Battery’s metal hydride materials manufacturing business to Great Western Technologies Inc. (“GWTI”) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 received on December 12, 2006; and a third payment of $181,200 to be made no later than December 12, 2007. The Company recorded a gain on this sale of approximately $740,000 in the year ended June 30, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery’s manufacturing plants. Ovonic Battery is subleasing a portion of one of these facilities.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

For the nine months ended March 31, 2006, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144:

Nine Months Ended March 31, 2006
Revenues	$54,788
Costs and expenses	(480,411)
Gain on disposition of discontinued operations	739,602
Net income (loss) from discontinued operations	$313,979

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

The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2007
Auction Rate Certificates	$65,050	$—	$—	$65,050
Corporate Bonds	101,365	20	(16)	101,369
Corporate Notes	37,725	—	(27)	37,698
Certificates of Deposit	14,002	1	(2)	14,001
	$218,142	$21	$(45)	$218,118
June 30, 2006
Auction Rate Certificates	$85,950	$—	$—	$85,950
Corporate Bonds	45,970	2	(15)	45,957
Corporate Notes	64,676	4	(8)	64,672
Certificates of Deposit	42,945	1	(20)	42,926
	$239,541	$7	$(43)	$239,505

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	March 31, 2007		June 30, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$85,091	$85,067	$115,591	$115,566
Due after one year through five years	68,001	68,001	38,000	37,989
Due after five years	65,050	65,050	85,950	85,950
	$218,142	$218,118	$239,541	$239,505

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment.

The following is a summary of the capitalized interest and interest incurred (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Total Interest Incurred	$585	$227	$1,531	$679
Less Interest Capitalized	(585)	(227)	(1,531)	(482)
Net Interest Expense	$—	$—	$—	$197

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

The following is a summary of the gross operating, general and administrative expenses and the aforementioned allocations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Gross Expenses	$9,293	$9,514	$23,146	$23,361
Less
— allocations to product development and research and to cost of revenues from product development agreements	(3,790)	(4,097)	(10,949)	(11,403)
Remaining Expenses	$5,503	$5,417	$12,197	$11,958

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	March 31, 2007	June 30, 2006
Stock options	2,840,937	3,239,559
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	3,246,147	3,644,769

ECD has three shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grant, the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grant, and the 2006 Stock Incentive Plan (the “2006 Plan”) pursuant to which 1,000,000 shares are reserved for grants.

The 1995 and 2000 Plans authorized the granting of stock options at such exercise prices and to such employees, consultants and other persons as the Compensation Committee appointed by the Board of Directors (the “Compensation Committee”) determined. The exercise period for stock options generally may not exceed 10 years from the date of grant. ECD issues new shares to satisfy stock option exercises.

Under the terms of the 1995 Plan, 40% of the option became exercisable six months after grant date, with an additional 30% becoming exercisable at the commencement of 18 and 30 months following the grant date. The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan.

Under the terms of the 2000 Plan, 40% of the option became exercisable one year after grant date, with an additional 20% becoming exercisable after each of the second, third and fourth anniversaries of the grant date. Effective November 14, 2006, the date ECD stockholders approved the 2006 Stock Incentive Plan, ECD will not grant any additional options under the 2000 Plan.

The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of ECD and its

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

subsidiaries. The Committee will determine the conditions to the exercisability of each option and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than ten years after its date of grant, except that an incentive option granted to a participant owning more than 10% of ECD’s voting shares will be exercisable for no more than five years after its date of grant.

As of March 31, 2007 and June 30, 2006, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.9314 per share.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three and nine months ended March 31, 2007 was $290,000 and $1,192,000, respectively, and in the three and nine months ended March 31, 2006 was $384,000 and $1,287,000, respectively, increasing both basic and diluted loss per share by $.01 and $.03 for the three and nine months ended March 31, 2007, respectively, and by $.01 and $.04 for the three and nine months ended March 31, 2006, respectively. As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock grants was $1,008,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.05 years.

A summary of the transactions during the three and nine months ended March 31, 2007 with respect to ECD’s 1995 and 2000 Stock Option Plans follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	1,349,263	$19.63	$22,935,128	6.10
Granted at fair value	15,000	$32.90
Exercised	(238,000)	$21.96
Expired	(500)	$15.13
Forfeited	(3,400)	$10.96
Outstanding at December 31, 2006	1,122,363	$19.34	$16,788,019	5.65
Granted at fair value	—
Exercised	(13,185)	$16.43
Expired	—
Forfeited	—
Outstanding at March 31, 2007	1,109,178	$19.38	$17,586,110	5.42
Exercisable at March 31, 2007	951,280	$18.25	$15,879,552	4.93
Exercisable at June 30, 2006	1,013,245	$19.86	$16,789,349	5.44

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

In September 1993, ECD entered into Stock Option Agreements with Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky granting each an option to purchase 150,000 shares (391,294 as of March 31, 2007) and 100,000 shares (130,465 as of March 31, 2007), respectively. The weighted average exercise price of the outstanding stock options is $17.06 per share at March 31, 2007.

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

A summary of the transactions during the three and nine months ended March 31, 2007 with respect to the above Agreements follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	652,159	$17.66	$12,241,480	(2)
Exercised	(130,400)	$20.04
Expired	—
Forfeited	—
Outstanding and exercisable at December 31, 2006	521,759	$17.06	$8,826,112	(2)
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at March 31, 2007	521,759	$17.06	$9,327,000	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Twelve months after termination of employment other than voluntary termination.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the transactions during the three and nine months ended March 31, 2007 with respect to the above Agreement follows:

(Unaudited)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2006	300,000	$10.688	$7,722,600	2.55
Exercised	(60,000)	$10.688
Expired	–
Forfeited	–
Outstanding and exercisable at December 31, 2006	240,000	$10.688	$5,590,080	2.04
Exercised	(30,000)	$10.688
Expired	–
Forfeited	–
Outstanding and exercisable at March 31, 2007	210,000	$10.688	$5,092,920	1.80

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised under the 1995 and 2000 plans and the various Stock Option Agreements during the three and nine months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average fair value of options granted	$—	$—	$330,417	$—
Total intrinsic value of stock options exercised	$977,879	$9,886,010	$8,997,281	$16,938,150

As of March 31, 2007 and June 30, 2006, there were 361,000 and 430,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $3,858,368 and $4,595,840, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

During the three and nine months ended March 31, 2007, 23,000 and 69,000 shares, respectively, became vested at a weighted average grant date fair value of $10.688 per share.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net loss per share for the three and nine months ended March 31 are computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss from continuing operations	$(6,871,270)	$(5,626,035)	$(12,085,998)	$(18,141,255)
Gain on discontinued operations	—	—	—	313,979
Net loss	$(6,871,270)	$(5,626,035)	$(12,085,998)	$(17,827,276)
Weighted average number of shares outstanding:
– for basic net loss per share	39,517,400	32,597,752	39,294,971	30,330,510
– for diluted net loss per share	39,517,400	32,597,752	39,294,971	30,330,510
Basic net loss per share
Continuing operations	$(.17)	$(.17)	$(.31)	$(.60)
Discontinued operations	—	—	—	.01
Basic net loss per share	$(.17)	$(.17)	$(.31)	$(.59)
Diluted net loss per share
Continuing operations	$(.17)	$(.17)	$(.31)	$(.60)
Discontinued operations	—	—	—	.01
Diluted net loss per share	$(.17)	$(.17)	$(.31)	$(.59)

Due to the Company’s net loss, the weighted average shares of potential dilutive securities of 1,003,898 and 1,160,768 for the three and nine months ended March 31, 2007, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Additional securities of 13,684 and 10,531 for the three and nine months ended March 31, 2007, respectively, were excluded from the 2007 calculation of weighted average shares of potential dilutive securities. Since the exercise prices exceeded the average market price of ECD’s Common Stock during these periods, these securities would have been antidilutive regardless of the Company’s net income or loss.

Due to the Company’s net loss, the weighted average shares of potential dilutive securities of 2,075,889 and 2,253,473 for the three and nine months ended March 31, 2006, respectively, were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments.” This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The effect of SFAS No. 155 is not material.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” – which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first year that begins after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	March 31, 2007	June 30, 2006
Billed
Trade	$20,145,673	$22,244,261
Related parties	246,417	228,310
Other	1,446,443	1,038,267
Subtotal	21,838,533	23,510,838
Unbilled
Trade	191,211	145,532
Related parties	76,229	91,749
Interest receivable	743,935	1,204,646
Royalties	1,417,599	1,954,267
Government contracts	982,088	1,119,973
Other	840,594	549,110
Subtotal	4,251,656	5,065,277
Less allowance for uncollectible accounts	(623,000)	(691,000)
	$25,467,189	$27,885,115

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	March 31, 2007	June 30, 2006
Finished products	$10,260,050	$2,034,485
Work in process	6,203,035	3,607,559
Raw materials	21,580,625	15,884,751
	$38,043,710	$21,526,795

The above amounts include an allowance for obsolescence of $469,000 and $1,164,000 as of March 31, 2007 and June 30, 2006, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys

The Company recorded revenues from Cobasys of $222,000 and $664,000 for the three and nine months ended March 31, 2007, respectively, and $178,000 and $815,000 for the three and nine months ended March 31, 2006, respectively, for services performed on behalf of Cobasys.

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three- and Nine-Month Periods Ended March 31, 2007

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Product and prototype revenue	$6,629,695	$358,390	$13,391,664	$694,053
Cost of product and prototype revenues	12,328,255	2,428,421	28,552,041	6,395,661
Loss on inventory impairment	1,036,054	—	3,513,637	—
Gross margin (loss)	(6,734,614)	(2,070,031)	(18,674,014)	(5,701,608)
Operating Expenses
Engineering, research and development	6,441,099	5,082,465	20,975,530	14,986,444
Less: contract research revenue	(1,898,868)	(26,000)	(4,236,425)	(395,193)
Sales and marketing costs	689,290	515,536	2,346,160	2,335,529
General and administrative costs	3,852,078	2,539,639	9,748,026	6,097,330
Depreciation and amortization	1,323,766	964,186	3,672,619	2,663,135
(Gain) Loss on asset impairment and disposal	—	(26,510)	53,812	197,621
Total operating expenses	10,407,365	9,049,316	32,559,722	25,884,866
Operating loss	(17,141,979)	(11,119,347)	(51,233,736)	(31,586,474)
Royalty and other revenues	747,895	85,382	973,472	260,833
Licensing revenue	476,190	476,190	1,428,570	1,428,571
Interest expense	(3,016,259)	(1,041,543)	(7,489,009)	(2,281,722)
Net Loss	$(18,934,153)	$(11,599,318)	$(56,320,703)	$(32,178,792)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

COBASYS LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$310,300	$517,205
Accounts receivable, net	8,524,505	2,754,788
Inventories, net	9,981,587	7,206,389
Prepaid expenses and other current assets	723,620	453,546
Note receivable – current portion	70,647	107,453
Total Current Assets	19,610,659	11,039,381
NET PROPERTY, PLANT AND EQUIPMENT	58,949,584	42,749,728
ASSETS HELD FOR SALE	33,251	33,251
CASH SURRENDER VALUE OF LIFE INSURANCE	961,992	673,414
NOTE RECEIVABLE – NONCURRENT PORTION	—	75,094
TOTAL ASSETS	$79,555,486	$54,570,868
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,783,443	$6,006,874
Accounts payable – related party	187,095	12,922
Accrued expenses	13,814,374	2,990,925
Deferred revenue – current portion	2,412,226	1,936,762
Current installments of obligations under capital lease	12,339	14,424
Total Current Liabilities	26,209,477	10,961,907
LONG-TERM LIABILITIES
Deferred revenue – noncurrent portion	12,857,145	14,423,014
Redeemable preferred interest – related party	140,645,233	71,623,539
Obligations under capital lease, net of current installments	8,559	18,196
Other noncurrent liabilities	261,925	1,650,362
Total Long-Term Liabilities	153,772,862	87,715,111
TOTAL LIABILITIES	179,982,339	98,677,018
MEMBERS’ DEFICIT	(100,426,853)	(44,106,150)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$79,555,486	$54,570,868

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

As part of the settlement, ECD and its subsidiary, Ovonic Battery, received a $10,000,000 license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $238,000 as revenues from license agreements in each of the three months ended March 31, 2007 and 2006 and $714,000 as revenues from license agreements in each of the nine months ended March 31, 2007 and 2006 in connection with the amortization of this fee.

Ovonyx

In October 2002, ECD entered into a license with Ovonyx pursuant to which ECD licensed, on an exclusive, royalty-bearing basis, from Ovonyx technology it had previously contributed to Ovonyx. ECD made a $1,000,000 upfront royalty payment and paid $150,000 and $200,000 annual minimum royalty payments in December 2005 and December 2006, respectively. ECD has made aggregate royalty payments of $1,500,000 through March 31, 2007 (including the upfront royalty payment), which it records as capital investments. ECD has made no other capital investments in Ovonyx. ECD, which accounts for its investment in Ovonyx on the equity method, has recognized, as of March 31, 2007, equity losses of $1,300,000 related to its Ovonyx investment.

ECD recorded revenues from Ovonyx of $199,000 and $539,000 for the three and nine months ended March 31, 2007, respectively, and $121,000 and $376,000 for the three and nine months ended March 31, 2006, respectively, representing services provided to this joint venture. Also, ECD is entitled to receive 0.5% of the annual gross revenues of Ovonyx pursuant to the original exclusive license of technology by ECD to Ovonyx.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities

Product Warranty Accrual

The Company estimates the accrual for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty accrual during the nine months ended March 31, 2007 and 2006:

	Nine Months Ended March 31,
	2007		2006
Accrual beginning of the period	$1,835,136		$1,635,532
Amounts accrued for as warranty costs - net	(369,505	)(1)	182,227
Warranty claims	(171,072)		(101,121)
Accrual at March 31	$1,294,559		$1,716,638

(1)

During the nine months ended March 31, 2007, the Company, based upon current information, revised its estimate of the warranty accrual in connection with its Rare Earth Ovonic joint venture and recorded a $750,000 reduction in this accrual.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA has questioned the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company had a reserve of $1,979,000 and $2,343,000 at March 31, 2007 and June 30, 2006, respectively. The decrease in 2007 is due to increased billings on government contracts in 2007.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – Line of Credit

As of March 31, 2007, the Company has a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into future foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in certain of our inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At March 31, 2007, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment constructed for the new Auburn Hills facility and being constructed for Greenville facilities in Michigan. The Company’s total obligations under purchase commitments at March 31, 2007, were $92,411,000 ($71,611,000 of which was due within one year and $20,800,000 thereafter) compared to $42,210,000 at June 30, 2006.

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

A summary of the Company’s principal revenues follows.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements (Continued)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006		2007	2006
Product sales
Photovoltaics	$22,143,127	$21,112,551		$61,742,846	$60,078,123
Machine building and equipment sales	—	62,095		—	779,714
Nickel hydroxide and other	1,062,505	226,733		2,987,698	1,491,155
Total product sales	$23,205,632	$21,401,379		$64,730,544	$62,348,992
Royalties*
Battery technology
Transportation	$337,619	$308,674		$1,017,714	$950,987
Consumer	367,552	660,793	**	1,306,539	1,433,143	**
Photonic Devices	56,355	730,231	***	32,840	825,663	***
Ovonic Universal Memory	8,062	4,139		39,881	8,290
Total royalties	$769,588	$1,703,837		$2,396,974	$3,218,083
Revenues from product development agreements
Photovoltaics	$1,693,166	$2,123,754		$5,359,040	$4,397,915
Battery technology	—	25,153		—	41,878
Photonic Devices	—	237,201		280,001	596,081
Solid hydrogen storage systems	359,903	212,222		894,034	454,214
Organic electroluminescent manufacturing technology	226,747	398,189		1,074,076	995,384
Fuel cell technology	444,484	149,687		635,347	284,667
	2,724,300	3,146,206		8,242,498	6,770,139
Revenues from product development agreements - related parties
Battery technology	162,932	120,936		507,733	677,508
Total revenues from product development agreements	$2,887,232	$3,267,142		$8,750,231	$7,447,647
License agreements
Battery technology	$238,095	$288,080		$734,285	$784,270

*	The Company’s estimated royalties are adjusted quarterly based upon royalty reports received semiannually or annually depending on the licensee.
**	Includes $275,000 in the three and nine months ended March 31, 2006 for past royalties from a consumer licensee.
***

Includes $690,000 in the three and nine months ended March 31, 2006 for optical memory related to advance royalty payments, made in prior years by a licensee associated with license agreements under which the licensee no longer has contractual obligations to make payments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements (Continued)

At March 31, 2007 and June 30, 2006, the Company deferred recognition of revenue in the amount of $245,660, respectively, relating to nonrefundable advance royalty payments.

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

The Company’s operations by business segments were as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

Financial Data by Business Segment

(in thousands)

	United Solar Ovonic	Ovonic Battery		ECD		Consolidating Entries	Consolidated

Revenues(1)
Three months ended
March 31, 2007	$23,841	$2,210		$46,551	(2)	$(45,173)	$27,429
March 31, 2006	23,059	1,811		14,311	(2)	(12,224)	26,957
Nine months ended
March 31, 2007	$66,895	$6,691		$91,845	(2)	$(87,872)	$77,559
March 31, 2006	64,069	6,358		41,018	(2)	(36,955)	74,490
Operating Income (Loss) (1)
Three months ended
March 31, 2007	$585	$(1,584)		$(9,464)		$(517)	$(10,980)
March 31, 2006	2,552	(891)		(9,193)		78	(7,454)
Nine months ended
March 31, 2007	$3,205	$(3,203	)(3)	$(24,617)		$(1,584)	$(26,199)
March 31, 2006	5,989	(3,659)		(23,391)		(240)	(21,301)
Depreciation Expense
Nine months ended
March 31, 2007	$6,629	$309		$1,365		$(45)	$8,258
March 31, 2006	4,140	269		1,325		—	5,734
Capital Expenditures
Nine months ended
March 31, 2007	$139,319	$114		$1,653		$(1,665)	$139,421
March 31, 2006	38,791	451		1,567		(286)	40,523
Total Assets
March 31, 2007	$347,246	$6,938		$598,241		$(339,737)	$612,688
March 31, 2006	132,710	4,818		551,182		(156,428)	532,282

(1)	Excludes discontinued operations (Ovonic Battery) at March 31, 2006.
(2)

Principally the sales by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $1,411,000 and $2,131,000 for the three months ended March 31, 2007 and 2006, respectively, and $4,023,000 and $4,207,000 for the nine months ended March 31, 2007 and 2006, respectively.

(3)	Includes a $750,000 reduction in warranty accrual for Rare Earth Ovonic joint venture.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
United States	$14,643,903	$15,239,415	$40,026,833	$35,412,165
Germany	7,209,849	7,063,154	20,246,691	22,910,137
Japan	967,440	1,865,326	2,824,214	3,615,965
China	1,369,271	470,003	3,416,374	2,739,329
Italy	1,843,220	26,126	5,738,261	1,561,602
Other Countries	1,395,625	2,293,284	5,306,432	8,250,444
	$27,429,308	$26,957,308	$77,558,805	$74,489,642

The composition of the Company’s property, plant and equipment, net of accumulated depreciation, is principally in the United States as of March 31, 2007 and June 30, 2006.

NOTE J – Subsequent Event

Restructuring

On April 19, 2007, the Company announced that it was implementing an organizational restructuring plan to consolidate and realign its business activities and reduce annual costs by approximately $23 million when fully implemented by the end of fiscal year 2008. The first phase of restructuring actions (from which approximately $17 million of the annualized savings will be realized) has begun, and a second phase will begin in the first quarter of fiscal year 2008. In connection with the implementation of this plan, management estimates that the Company will incur restructuring and other related charges in the fourth quarter of fiscal year 2007 of $3-6 million, with additional charges in fiscal year 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and nine months ended March 31, 2007. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2006.

Overview

We invent, design, develop and commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our materials, products and production processes originate from the pioneering work of Mr. Stanford R. Ovshinsky, principal inventor and our Chief Scientist and Technologist, in materials science at the atomic (or nanostructure) level, principally amorphous and disordered materials. We manufacture for commercial sale thin-film photovoltaic (“PV”) modules, which account for substantially all of our product sales, as well as manufacture and sell positive electrode nickel hydroxide battery materials, and license our NiMH battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are also commercializing our NiMH battery and Ovonic Universal Memory (“OUM”) technologies, and battery products manufactured by Cobasys are commercially available. We conduct research and development activities for our emerging technologies in order to bring these technologies to full-scale commercialization. We seek third-party funding to offset our funding requirements for these activities.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•

We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment.   Our United Solar Ovonic segment accounted for 87% and 86% of our total revenue in the three and nine months ended March 31, 2007, respectively, and 86% for both the three and nine months ended March 31, 2006. Additionally, our United Solar Ovonic segment generated operating income of $585,000 and $3,205,000 in the three and nine months ended March 31, 2007, respectively, while our other two segments had combined operating losses of $11,048,000 and $27,820,000, respectively (which we seek to fund as described below). Given the projected growth of our photovoltaic business (see below) relative to our other business segments, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.
•

We are rapidly expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion.   We are expanding our PV module manufacturing capacity to an expected capacity exceeding 300MW per annum by 2010. In December 2006, we placed in service the manufacturing equipment for our new Auburn Hills 2 facility, thereby increasing our aggregate manufacturing capacity to 58MW. This manufacturing facility will be ramping up to full capacity in Fall 2007. We are also presently constructing two 60MW per annum PV cell manufacturing facilities in Greenville, Michigan, which are expected to begin operation in late calendar 2007 and mid-2008. We are funding the initial phases of our manufacturing capacity expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity or debt financing, business agreements and other sources.

•

We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting.    Our principal joint ventures—Cobasys and Ovonyx—were founded upon technologies that we pioneered, and then formed to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, such as intellectual property and know-how. We have contributed intellectual property and cash (through royalty payments) to Ovonyx, and have, as of March 31, 2007, recognized equity losses of $1,300,000 related to our Ovonyx investment. Our interest in Cobasys was recorded at zero on our balance sheet at March 31, 2007 and June 30, 2006, respectively, and our investment in Ovonyx was recorded at $200,000 and zero at March 31, 2007 and June 30, 2006, respectively. See Note A, “Summary of Accounting Policies,” and Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements, for additional details regarding our accounting for our investments in Cobasys and Ovonyx.

•

We and our joint venture partner are exploring strategic alternatives for Cobasys.    We and Chevron have agreed to explore strategic alternatives regarding Cobasys that are intended to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the rapidly growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded.

•

We are continuing to further develop our emerging technologies to commercial product status.    These development activities, which have historically generated losses, are being substantially reduced and balanced to sustainable levels as part of a restructuring plan. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies. As part of the restructuring plan (discussed below), these development activities are being substantially reduced and balanced with external sources of revenues, such as royalties, development agreements (including government contracts) and product sales, to realign commercialization efforts at sustainable levels. Additionally, we are re-evaluating our emerging technologies to ensure that they are properly prioritized with these goals.

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use operating income and cash flow from operations as key performance metrics. We also use production capacity, measured in megawatt (MW) per annum, as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing capacity expansion in this segment.

Succession Planning and Restructuring Plan. We are undertaking a number of corporate initiatives as the Company transitions from a project development company to a more commercially-oriented, operations-focused manufacturing environment.

We are developing and implementing an orderly succession plan for the Company’s management team. As part of this plan, and at his request, Stanford R. Ovshinsky relinquished his executive management responsibilities as the Company’s President and a member of its Office of the Chairman to devote his full energy and intellect to the further development of the science and application of amorphous and disordered materials in the fields of energy and information technologies. Mr. Ovshinsky remains an active member of the ECD Board of Directors, and contributes on strategic and technical issues as Founder and Chief Scientist and Technologist. James R. Metzger now serves in an expanded role as the Company’s Interim President and Chief Operating Officer, leading the development and execution of the Company’s operating plans.

In addition, we are implementing an organizational restructuring to consolidate and realign our business activities and reduce costs. The specific activities under the plan include consolidating the photovoltaic machine-building activities into the United Solar Ovonic business segment; consolidating the Ovonic Battery and ECD segments into a new Ovonic Materials segment; substantially reducing activities in the Ovonic Battery and ECD segments and rebalancing these activities with external revenue sources; and reducing G&A personnel and other costs at ECD. The plan is expected to yield the following principal benefits: reduce annual costs by approximately $23 million when fully implemented by the end of fiscal year 2008; strengthen our United Solar Ovonic segment by aligning all of the key components for photovoltaic operations within a single, unified operating structure to lower capital and production costs and drive technology improvements; align our emerging technologies with our business goals in our new Ovonic Materials segment, while directing integrated research and development and administrative resources accordingly; and right-size and consolidate enterprise G&A activities to realize organizational synergies. The first phase of activities under the plan, from which most of the annual cost savings will be realized, began and will be completed in the fourth quarter of fiscal year 2007. In connection with the implementation of this plan, management estimates that the Company will incur restructuring and other related charges in the fourth quarter of fiscal year 2007 of $3-6 million, with additional charges in fiscal year 2008. The operating results included herein do not include any costs or benefits from the restructuring plan.

Results of Operations

The period comparisons contained in this section exclude discontinued operations (see “Other Income/Expense” below).

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes each of our business segment’s operating results (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2007	2006	2007	2006
Segment	Revenues		Income (Loss) from Operations
United Solar Ovonic	$23,841	$23,059	$585	$2,552
Ovonic Battery(1)	2,210	1,811	(1,584)	(891)
Energy Conversion Devices	46,551 (2)	14,311 (2)	(9,464)	(9,193)
Consolidating Entries	(45,173)	(12,224)	(517)	78
Consolidated	$27,429	$26,957	$(10,980)	$(7,454)

(1)	Excludes discontinued operations.
(2)

Principally the sales ($44,962,000 and $11,909,000 for the three months ended March 31, 2007 and 2006, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $1,411,000 and $2,131,000 for the three months ended March 31, 2007 and 2006, respectively.

Our loss from operations in 2007 was higher than 2006. Primary contributors to the increased operating loss were the expected impact of the ramp-up of United Solar Ovonic’s new Auburn Hills 2 manufacturing facility, an increase in the net product development costs and preproduction expenses related to United Solar Ovonic’s expansion in Greenville, Michigan, and in Tijuana, Mexico. The operating loss in our ECD segment increased due principally to increased product development expenses. Ovonic

Battery’s operating loss increased due to reduced royalties and increased patent and other costs. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in these segments during the reported quarter.

United Solar Ovonic Segment

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$22,143	$21,075
Revenues from product development agreements and other revenues	1,698	1,984
TOTAL REVENUES	$23,841	$23,059
EXPENSES
Cost of product sales	$18,362	$16,084
Cost of revenues from product development agreements	1,274	1,080
Product development and research	1,146	806
Preproduction costs	491	230
Operating, general and administrative expenses and patent expenses	1,983	2,307
TOTAL EXPENSES	$23,256	$20,507
INCOME FROM OPERATIONS	$585	$2,552

Our United Solar Ovonic segment’s revenues increased $782,000 while operating income decreased $1,967,000 in 2007 versus 2006. Operating profit declined primarily due to the expected impact of the ramp-up of the new Auburn Hills 2 manufacturing facility, an increase in the net cost of product development costs and preproduction expenses related to the expansion in Greenville, Michigan, and in Tijuana, Mexico.

The increase in revenues in 2007 were primarily attributable to increased volume of PV products ($2,400,000), partially offset by unfavorable mix ($1,280,000).

Gross profit margin on product sales decreased to 17.1% in 2007 from 23.7% in 2006 due to low production volumes in our new Auburn Hills 2 manufacturing facility, offset in part by favorable product mix. As we expand our manufacturing capacity, our gross profit margins are impacted by lower production volumes as we ramp up production to full capacity at our new manufacturing facilities. Our gross profit margin was significantly impacted during 2007 by production ramp ups at our Auburn Hills 2 manufacturing facility. Gross margins for the remainder of fiscal 2007 will likewise be impacted as this manufacturing facility ramps up to full capacity by Fall 2007. Fiscal 2008 gross margins will be impacted by production ramp up at our Greenville and Tijuana facilities which are expected to be placed in service in late calendar 2007 through mid-2008.

Operating, general and administrative expenses and patent expenses decreased $324,000 due principally to lower warranty costs and a bad-debt expense in the prior year.

The combined product development and research expenses increased to $2,420,000 in 2007 from $1,886,000 in 2006, while funding decreased by $278,000 contributing $812,000 to the reduction in income from operations. The principal funded product development agreements continue to be with the U.S. Air Force (to develop new products for space and airship applications), Lockheed Martin and the National Renewable Energy Laboratory (“NREL”). In addition, we continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Battery Segment

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$1,063	$289
Royalties	705	969
Revenues from product development agreements	163	146
Revenues from license agreements	238	288
Other operating revenues	41	119
TOTAL REVENUES	$2,210	$1,811
EXPENSES
Cost of product sales	$1,092	$318
Product development and research	2,204	2,650
Operating, general and administrative expenses and patent expenses	498	(266)
TOTAL EXPENSES	$3,794	$2,702
LOSS FROM OPERATIONS	$(1,584)	$(891)

Our Ovonic Battery segment’s operating loss increased in 2007 due to reduced royalties ($264,000) and increased patent and other costs. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in this segment during the reported quarter.

Third quarter 2007 product sales revenues were $1,063,000 compared to $289,000 for third quarter 2006. This increase was principally attributable to higher nickel hydroxide sales to our principal customer. Cost of sales increased in 2007 proportionate with product sales.

Royalties decreased in 2007 as compared to 2006, due principally to the fact that 2006 included $275,000 for past royalties from a former licensee (see Note H, “Product Sales, Royalties, Revenues from Product Development Agreements, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased in 2007 to $2,204,000 from $2,650,000 in 2006, due to cost reductions in certain programs, plus a reduction in the allocation of general and administrative expenses to product development and research expenses. Revenues from product development agreements, which increased in 2007 as compared to 2006, represent research and development support for our Cobasys joint venture.

Revenues from license agreements were basically the same in 2007 as in 2006, representing amortization ($238,000 per quarter) over 10.5 years of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). In 2006, there were license fees of $50,000 from new Chinese licensees.

Operating, general and administrative expenses and patent expenses increased in 2007 principally due to increased patent and other costs, plus a reduction in the allocation of general and administrative expenses to product development and research expenses.

Energy Conversion Devices Segment

	Three Months Ended March 31,
	2007		2006
	(in thousands)
REVENUES
Product sales (substantially all of which is from intercompany sales)	$44,962	(1)	$11,947	(1)
Royalties	76		743
Revenues from product development agreements	1,086		1,309
Other operating revenues	427		312
TOTAL REVENUES	$46,551		$14,311
EXPENSES
Cost of product sales	$44,903		$12,077
Cost of revenues from product development agreements	1,385		1,844
Product development and research	6,028		5,325
Operating, general and administrative expenses and patent expenses	3,699		4,258
TOTAL EXPENSES	$56,015		$23,504
LOSS FROM OPERATIONS	$(9,464)		$(9,193)

(1)

Represents sales ($44,962,000 and $11,909,000 for the three months ended March 31, 2007 and 2006, respectively) of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion. These product sales are eliminated in consolidation.

Our ECD segment had an increased operating loss in 2007 as compared to 2006 due principally to increased product development expenses and reduced royalties. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in this segment during the reported quarter.

All of our 2007 product sales are sales of production equipment from our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion. These product sales are eliminated in consolidation. Product sales and cost of product sales increased due to sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic photonic devices technologies, decreased principally due to a one-time adjustment ($690,000) recorded in 2006 for royalties paid in prior years in which the licensee no longer had any contractual obligation to make payment.

Other operating revenues consist primarily of facilities and administrative, laboratory, machine shop and miscellaneous services provided to some of our unconsolidated affiliates.

The combined product development and research expenses increased to $7,413,000 in 2007 from $7,169,000 in 2006, as we continued to develop our emerging technologies for future applications, including our Ovonic solid hydrogen storage systems, Ovonic photonic devices and Ovonic cognitive computer (including the Ovonic quantum control device) technologies. Revenues from product development agreements decreased primarily due to the completion of programs in 2006 with NREL and reduced activities with the National Institute of Standards and Technology (NIST) related to our Ovonic photonic devices technology. In addition, there were new programs in 2007 with the Department of Defense related to our fuel cell and hydrogen technologies.

Operating, general and administrative expenses and patent expenses were lower in 2007 compared to 2006.

Other Income/Expense

Other income (net) increased to $4,109,000 in 2007 from $1,827,000 in 2006, primarily due to higher interest income ($4,141,000 in 2007 compared to $1,933,000 in 2006) relating to increased funds available for investment.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

The table below summarizes each of the Company’s business segment’s operating results (in thousands) for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007		2006		2007	2006
Segment	Revenues				Income (Loss) from Operations
United Solar Ovonic	$66,895		$64,069		$3,205	$5,989
Ovonic Battery(1)	6,691		6,358		(3,203)	(3,659)
Energy Conversion Devices	91,845	(2)	41,018	(2)	(24,617)	(23,391)
Consolidating Entries	(87,872)		(36,955)		(1,584)	(240)
Consolidated	$77,559		$74,490		$(26,199)	$(21,301)

(1)	Excludes discontinued operations.

(2)

Principally the sales ($87,182,000 and $36,257,000 for the nine months ended March 31, 2007 and 2006, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation. The ECD revenues, excluding primarily the aforementioned sales to United Solar Ovonic, were $4,023,000 and $4,207,000 for the nine months ended March 31, 2007 and 2006, respectively.

Our loss from operations in 2007 was higher than 2006. Primary contributors to the increased operating loss were the expected impact of the ramp-up of United Solar Ovonic’s new Auburn Hills 2 manufacturing facility, an increase in the net product development costs and preproduction expenses related to the expansion in Greenville, Michigan, and in Tijuana, Mexico. The operating loss in our ECD segment increased due principally to increased product development and general and administrative expenses. Ovonic Battery’s operating results improved due to a $750,000 reduction in 2007 in a product warranty accrual. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in these segments during the reported quarter.

United Solar Ovonic Segment

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$61,715	$60,118
Revenues from product development agreements and other revenues	5,180	3,951
TOTAL REVENUES	$66,895	$64,069
EXPENSES
Cost of product sales	$49,986	$47,135
Cost of revenues from product development agreements	3,562	2,491
Product development and research	2,509	2,464
Preproduction costs	1,595	230
Operating, general and administrative expenses and patent expenses	6,038	5,760
TOTAL EXPENSES	$63,690	$58,080
INCOME FROM OPERATIONS	$3,205	$5,989

Our United Solar Ovonic segment’s revenues increased $2,826,000 while operating income decreased $2,784,000 in 2007 versus 2006. Operating profit declined primarily due to the expected impact of the ramp-up of the new Auburn Hills 2 manufacturing facility, an increase in the net cost of product development costs and preproduction expenses related to the expansion in Greenville, Michigan, and in Tijuana, Mexico.

The increases in revenues in 2007 were primarily attributable to an increase in the volume of PV product sales ($700,000) and to favorable mix ($950,000). Volume was significantly impacted by the expected temporary, substantial decline for fiscal year 2007 of sales of our PV modules to SIT, which we were unable to fully reallocate during the first nine months to existing customers or offset through additional sales. SIT completed an equity offering in December 2006 and used a portion of the proceeds to pay its outstanding payables to us. We resumed shipments to SIT in February 2007.

Gross profit margin on product sales decreased to 19.0% in 2007 from 21.6% in 2006 due to low production volumes in our new Auburn Hills 2 manufacturing facility, offset in part by favorable product mix. As we expand our manufacturing capacity, our gross profit margins are impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. Our gross profit margin was primarily impacted during 2007 by production ramp up at our Auburn Hills 2 manufacturing facility. Gross margins for the remainder of fiscal 2007 will likewise be impacted as this manufacturing facility ramps up to full capacity by Fall 2007. Fiscal 2008 gross margins will be impacted by production ramp up at our Greenville and Tijuana facilities which are expected to be placed in service in late calendar 2007 and mid-2008.

The combined product development and research expenses increased to $6,071,000 in 2007 from $4,955,000 in 2006, while funding increased by $1,239,000 which more than offset the increased costs. The principal funded product development agreements continue to be with the U.S. Air Force (to develop new products for space and airship applications), Lockheed Martin and NREL. In addition, we continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Operating, general and administrative expenses and patent expenses increased ($278,000) due principally to increased support staff added to carry out the expansion activities associated with our new Auburn Hills 2 and Greenville, Michigan manufacturing facilities.

Ovonic Battery Segment

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$2,988	$2,271
Royalties	2,324	2,384
Revenues from product development agreements	508	719
Revenues from license agreements	734	784
Other operating revenues	137	200
TOTAL REVENUES	$6,691	$6,358
EXPENSES
Cost of product sales	$2,635	$2,390
Product development and research	6,295	7,046
Operating, general and administrative expenses and patent expenses	964	581
TOTAL EXPENSES	$9,894	$10,017
LOSS FROM OPERATIONS	$(3,203)	$(3,659)

Our Ovonic Battery segment’s operating loss decreased in 2007 due principally to a $750,000 reduction in 2007 in the product warranty accrual. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in this segment during the reported quarter.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 as compared to 2006 due to increased sales of nickel hydroxide in 2007 partially offset by reduced sales to our Rare Earth Ovonic joint venture (zero in 2007 compared to $780,000 in 2006). Positive electrode nickel hydroxide sales increased to $2,988,000 in 2007 from $1,491,000 in 2006. Costs of sales of these products increased to $2,635,000 in 2007, from $1,659,000 in 2006, reflecting a higher volume of sales offset by the aforementioned reduction ($731,000) in 2007 in the Rare Earth Ovonic program.

Royalties declined slightly in 2007 as compared to 2006 due to decreases ($126,000) in consumer royalties, partially offset by an increase ($67,000) in transportation royalties.

The combined product development and research expenses decreased to $6,295,000 in 2007 from $7,046,000 in 2006 due to cost reductions in certain programs, plus a reduction in the allocation of general and administrative expenses to product development and research expenses. Revenues from product development agreements decreased principally due to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production ($508,000 in 2007 compared to $678,000 in 2006).

Revenues from license agreements were basically the same in 2007 as in 2006, representing principally the amortization ($238,000 per quarter) over 10.5 years of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements) plus an additional license agreement of $20,000 in 2007. In 2006, Ovonic Battery had additional license fees ($70,000) from new Chinese licensees.

Operating, general and administrative expenses and patent expenses increased in 2007 due to increased patent defense costs plus a reduction in the allocation of general and administrative expenses to product development and research, partially offset by a $750,000 reduction in the product warranty accrual in connection with the Rare Earth Ovonic joint venture.

Energy Conversion Devices Segment

	Nine Months Ended March 31,
	2007		2006
	(in thousands)
REVENUES
Product sales (substantially all of which is from intercompany sales)	$87,210	(1)	$36,301	(1)
Royalties	103		861
Revenues from product development agreements	3,259		3,172
Other operating revenues	1,273		684
TOTAL REVENUES	$91,845		$41,018
EXPENSES
Cost of product sales	$87,515		$36,573
Cost of revenues from product development agreements	3,963		4,166
Product development and research	17,305		15,836
Operating, general and administrative expenses and patent expenses	7,679		7,834
TOTAL EXPENSES	$116,462		$64,409
LOSS FROM OPERATIONS	$(24,617)		$(23,391)

(1)

Represents sales ($87,182,000 and $36,257,000 for the nine months ended March 31, 2007 and 2006, respectively) by ECD to United Solar Ovonic of the solar PV module machinery and equipment which is eliminated in consolidation.

The ECD segment had an increased operating loss in 2007 versus 2006 primarily due to increased product development expenses and reduced royalties. After the quarter, the company began implementing a restructuring plan that substantially reduces the research and development, general and administrative and other expenses that were the primary contributors to the operating losses in this segment during the reported quarter.

Substantially all of our product sales ($87,182,000) are sales of production equipment by our Production Technology and Machine Building Division to our United Solar Ovonic segment in connection with its manufacturing expansion that are eliminated in consolidation. Product sales and cost of product sales increased due to commencement of production and sales of production equipment for this expansion.

Royalties, consisting principally of royalties related to our Ovonic photonic devices technologies, decreased principally due to a one-time adjustment ($690,000) recorded in

2006 for royalties paid in prior years in which the licensee no longer had contractual obligations to make payments.

Other operating revenues consist primarily of facilities and administrative, laboratory, machine shop and miscellaneous services provided to some of our unconsolidated affiliates.

The combined product development and research expenses increased to $21,268,000 in 2007 from $20,002,000 in 2006, as we continued to develop our emerging technologies for future applications, including our Ovonic solid hydrogen storage systems and Ovonic cognitive computer (including the Ovonic quantum control device) technologies. Revenues from product development agreements increased primarily due to increases in existing programs in 2007 for biofuel reformation with Xcel Energy and organic electroluminescent devices with United States Display Consortium, partially offset by the completion of the program in 2006 with NREL and reduced activities with NIST related to our Ovonic photonic devices technology. In addition, there were new programs in 2007 with the Department of Defense related to our fuel cell and hydrogen technologies.

Other Income/Expense

Other income (net) increased to $14,113,000 in 2007 from $3,159,000 in 2006, primarily due to higher interest income ($14,375,000 in 2007 compared to $3,530,000 in 2006) relating to increased funds available for investment.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity, support our working capital requirements, and fund the further development of our emerging technologies in our other segments and general corporate purposes. Our principal sources of liquidity are cash, cash equivalents and short-term investments, and related interest income, (which principally represent the proceeds from our March 2006 common stock offering) and cash flows from operating activities at our United Solar Ovonic segment. We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for the foreseeable future. We are using the net proceeds from our March 2006 common stock offering for our PV manufacturing expansion, which includes construction of two 60MW manufacturing facilities in Greenville, Michigan, an assembly plant in Tijuana, Mexico, and related assembly equipment, and general corporate purposes. We will require additional funding for this expansion through 2010, and for emerging technologies and general corporate purposes, which we may obtain from equity and debt financing, business agreements and other sources.

As of March 31, 2007, we had $271,922,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposits, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” These short-term investments have maturities up to 36 months, except for the ARC’s which have maturities from 23 to 41 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At March 31, 2007, we had consolidated working capital of $292,182,000.

Cash Flows

Net cash used in operating activities for the nine months ended March 31, 2007 was $1,332,000 as compared to net cash used in operations of $17,030,000 for the nine months ended March 31, 2006.

In comparing the respective nine-month periods, the improvement in this area resulted from the following:

•	Reduced net loss ($5,741,000).
•	Increased depreciation and amortization ($2,524,000), principally due to the new Auburn Hills facility which commenced production in December 2006.
•	Increased collection of accounts receivable ($6,409,000).
•

Increase in accounts payable and accrued expenses ($15,138,000), principally due to the increased accounts payable activities associated with the capital spending related to the United Solar Ovonic expansion.

The above improvements were partially offset by the substantial increase ($13,394,000) in inventories compared to the increase in inventories in the nine months ended March 31, 2006. The increase in inventories in 2007 is a result of the acquisition of raw materials ahead of the ramp up of the new Auburn Hills manufacturing plant at United Solar Ovonic and an increase in finished goods inventory as production exceeded product sales at United Solar Ovonic.

Net cash used in investing activities was $118,116,000 in 2007 as compared to $133,459,000 used in 2006. This decrease was due to net proceeds from sales and maturities ($21,504,000) of investments in 2007 compared to net purchases ($93,277,000) in 2006 plus purchases ($139,421,000) of property, plant and equipment in 2007 compared to 2006 ($40,523,000). This increase in capital spending was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by financing activities was $8,308,000 in 2007 as compared to $348,175,000 in 2006 due to the public stock offering of $307.5 million in 2006.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Contractual Obligations

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar cell manufacturing equipment constructed for the new Auburn Hills facility and being constructed for Greenville facilities in Michigan. The Company’s total obligations under purchase commitments at March 31, 2007, were $92,411,000 ($71,611,000 of which was due within one year and $20,800,000 thereafter) compared to $42,210,000 at June 30, 2006.

The increase in purchase commitments is primarily due to additional commitments to purchase steel for the new Auburn Hills facility and construction and equipment commitments for the new Greenville facilities.

Short-term Borrowings

As of March 31, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into future foreign exchange transactions. The line of credit, which expires on August 31, 2007, is secured by a security interest in inventory and receivables and contains certain covenants, including a minimum $20,000,000 liquidity covenant. At March 31, 2007, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

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

Allowance for Uncollectible Accounts

Our allowance for uncollectible accounts decreased to $623,000 at March 31, 2007, from $691,000 at June 30, 2006. See Note B, “Accounts Receivable,” to our Consolidated Financial Statements.

Product Warranty Accrual

Our product warranty accrual decreased to $1,295,000 at March 31, 2007 from $1,835,000 at June 30, 2006, due principally to a $750,000 reduction in December 2006 in the warranty related to our Rare Earth Ovonic joint venture. See Note E, “Liabilities,” to our Consolidated Financial Statements. We generally provide a 20-year product warranty on power output on all Uni-Solar products installed as part of pre-engineered solutions.

Government Contracts and Reserves

Our reserves for government contracts decreased to $1,983,000 at March 31, 2007 from $2,345,000 at June 30, 2006 due to increased billings on government contracts in 2007. See Note E, “Liabilities,” to our Consolidated Financial Statements.

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

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $271,690,000 and $403,816,000 of these investments (including cash equivalents) on March 31, 2007 and June 30, 2006, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our March 31, 2007, portfolio of approximately $336,000.

Item 4.	Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY CONVERSION DEVICES, INC. (Registrant)
	By:	/s/ Sanjeev Kumar
Date: May 8, 2007		Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Robert C. Stempel
Date: May 8, 2007		Robert C. Stempel Chairman and Chief Executive Officer