Form 10-K
period 2007-06-30
ENERGY CONVERSION DEVICES INC
filed 2007-08-29
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number:	1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each Exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		[ ] Yes	[ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		[ X ] Yes	[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		[ ] Yes	[ X ] No

As of December 31, 2006, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $1.3 billion based on the closing price as reported on the NASDAQ Global Select Market.

As of August 24, 2007, there were 39,858,770 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement to be filed within 120 days of June 30, 2007 for the 2007 Annual Meeting of Shareholders.

FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2007

i

PART I

Item 1:	Business

In this Report, we use the terms “Company,” “ECD,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, to refer to Energy Conversion Devices, Inc. and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by ECD. The Company is also a party to various joint venture arrangements that are not consolidated. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Overview

Energy Conversion Devices, Inc. commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets. Our principal commercial products are our proprietary thin-film solar (“photovoltaic” or “PV”) modules, which are lightweight, thin, flexible and durable products for converting sunlight into electricity. We sell our PV modules globally and, in response to increasing global demand for alternative energy generation solutions, are planning to increase our manufacturing capacity from the current 58MW per annum to an expected capacity exceeding 300MW per annum by 2010.

We also commercialize materials, products and production processes through third-party relationships, such as licenses and joint ventures. We presently have two principal joint ventures that are commercializing technologies we invented: Cobasys LLC, which is manufacturing and selling rechargeable nickel metal hydride (“NiMH”) batteries primarily for transportation and stationary applications, and Ovonyx, Inc., which is commercializing phase-change memory devices through licensing and joint development agreements.

Our materials, products and production processes originate from the pioneering materials science work of Stanford R. Ovshinsky, who developed the science of amorphous and disordered materials. Based on his work, we have invented and developed materials that permit the design and commercialization of products such as PV modules, NiMH batteries and phase-change memory devices. Mr. Ovshinsky co-founded ECD with his wife, the late Iris M. Ovshinsky.

Our Business Segments

We operate our business in two business segments: United Solar Ovonic and Ovonic Materials. These segments were created in April 2007 as part of an organizational restructuring to consolidate and realign business activities and reduce operating costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.” Financial information regarding each segment is available in Note L, “Business Segments,” of the Notes to our Consolidated Financial Statements.

United Solar Ovonic

Our United Solar Ovonic segment designs, develops, manufactures and sells PV modules that generate clean, renewable energy by converting sunlight into electricity. This business, which we conduct through our wholly owned subsidiary, United Solar Ovonic LLC, is based principally on our pioneering technologies for thin-film amorphous silicon PV modules and low-cost, roll-to-roll manufacturing.

Our PV modules are lightweight, thin, flexible and durable and can be integrated directly with roofing materials for a seamless appearance. Conventional PV products, which currently represent over 90% of the solar modules sold globally, are made of crystalline or polycrystalline silicon and are covered in glass enclosed by a metal frame. Our PV modules are typically 18-foot laminates (without a frame) and have several competitive advantages over conventional PV products, including greater electricity generation per rated power output; no use of polysilicon material, which is currently in short supply; simpler, lower cost installation for building-integrated PV applications; greater durability; lighter weight; better aesthetics; more applications; and greater opportunity to reduce product cost and increase profitability with higher production volumes.

We sell our PV modules principally for commercial and industrial roofing applications. We believe that we have a strategic competitive advantage because our PV modules are readily adaptable for seamless integration into various roofing materials. We sell most of our modules to commercial roofing materials manufacturers, builders and building contractors, and solar power installers/integrators, who incorporate our PV modules into their products and services for commercial sale and then handle all aspects of the consumer relationship, including marketing, sales and service. We also sell PV modules for ground-mounted and residential applications and, for some applications, manufacture and sell framed PV products.

Our strategic customers include Solar Integrated Technologies Inc. (“SIT”), Biohaus PV Handels GmbH (“Biohaus”), Alwitra Flachdach Systeme GmbH, Corus Bausysteme GmbH, Hoesch Contecna Systembau, Unimetal S.p.A., SunEdison, LLC, Advanced Green Technologies, Inc. (a unit of Advanced Roofing, Inc.) and Actus Lend Lease (a subsidiary of Lend Lease Corp. Ltd). Sales to SIT represented 11% and 21%, respectively, of our product sales in this segment for the fiscal years ended June 30, 2007 and 2006. Sales to Biohaus represented 14% of our product sales in this segment for each of the fiscal years ended June 30, 2007 and 2006.

We compete with companies that currently manufacture and distribute products based on well-established technologies for electricity generation, as well as companies that currently manufacture and distribute products based on alternative energy generation technologies, such as solar and wind. Our principal competitors in the solar market include Sharp Corporation, Q-Cells AG, Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”), Sunpower Corp., Mitsubishi Electric Corporation and Suntech Power Holdings Co., Ltd., all of which manufacture predominantly crystalline or polycrystalline silicon PV modules, and First Solar, Inc., which manufactures thin film, cadmium telluride PV modules on glass substrates. The competitiveness of alternative energy generation products in general, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets.

Our long-term research and development strategy involves reducing cost and improving the throughput of our PV module manufacturing equipment, reducing the cost of PV module production, increasing the sunlight-to-electricity conversion efficiency of our PV modules and reducing the overall cost of systems incorporating our PV modules. We seek to offset our research and development costs in this segment with third-party funding, including product development agreements and government funding. For example, in July 2007 we entered into a three-year cooperative agreement in which we will receive approximately $19 million from the Department of Energy under an innovative, new program, the Solar America Initiative, to increase the efficiency of our photovoltaic products, lower materials costs and develop innovative installation methods in order to reduce overall system costs.

We manufacture our PV modules using our proprietary vacuum deposition and large-scale, roll-to-roll manufacturing processes to deposit amorphous silicon as a thin film on a large roll of stainless steel. We design, develop and manufacture and have made the automated production equipment based on these proprietary process technologies. We believe that consolidating our PV equipment design and manufacturing activities with our PV module manufacturing activities allows us to more effectively improve our manufacturing efficiency and reduce capital costs.

The key raw materials used in our United Solar Ovonic segment business are stainless steel; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane; and polymer materials. We believe that we have adequate sources for the supply of key raw materials and components for our PV module manufacturing needs. We have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. The cost of certain raw materials, in particular stainless steel and resin-based polymer materials, has risen over the last several years, and we are actively managing these costs through purchasing strategies and product design and operating improvements. Our operations are not impacted by the current shortage of polysilicon (a key raw material for conventional PV products) that is affecting most of our competitors through higher costs and limited availability.

We have entered into long-term supply agreements with certain of our customers. These agreements establish an overall framework for supplying our PV products, containing key terms, such as pricing, and are an important component in developing and maintaining long-term supply relationships with these customers. Our product sales under these long-term supply agreements, which do not contain minimum firm purchase commitments, and with other customers are completed on a current basis via purchase orders issued by the customers as they require our PV products. Therefore, our backlog of orders for PV products reflects only a limited snapshot of orders we expect to recognize as revenue, and we therefore do not believe it provides a meaningful indicator of future revenues.

Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan, and has manufacturing facilities in Auburn Hills and Tijuana, Mexico. To meet present and expected demand, we are in the process of rapidly expanding our manufacturing capacity from the current 58MW per annum to an expected capacity exceeding 300MW by 2010 by adding new manufacturing facilities, as well as constantly improving our products and process efficiencies. Our two manufacturing facilities in Auburn Hills have a combined capacity of 58MW per annum to manufacture PV cells and finished PV modules. We are presently constructing two facilities in Greenville, Michigan, each with a capacity of 60MW per annum, to manufacture PV cells, which will then be used in the assembly of finished PV modules at facilities in Tijuana, Mexico, and Tianjin, China. The Tianjin PV module assembly facility will be owned and operated by a Chinese joint venture company of which we own 75% and the remaining 25% is owned by Tianjin Jinneng Investment Company.

The first Greenville manufacturing facility is expected to begin operation in late calendar 2007, and the second facility is expected to begin operation in mid 2008 calendar year, bringing our total manufacturing capacity to approximately 180MW per annum.

Ovonic Materials

Our Ovonic Materials segment invents, designs and develops materials and products based on our pioneering materials science technology, principally amorphous and disordered materials. We seek to commercialize this technology internally and through third-party relationships, such as licenses and joint ventures. We are presently commercializing our NiMH materials and consumer battery technology through this segment. We are also engaged in pre-commercialization activities for our emerging technologies, the funding of which we seek to offset with royalties and licensing revenues from this segment and third-party funding, including joint ventures, product development agreements and government funding.

NiMH Batteries

NiMH batteries are rechargeable energy storage solutions offering high power, long cycle life and maintenance-free operation. They are adaptable to a broad range of consumer, transportation and stationary applications. Products utilizing our NiMH battery technology compete with lead-acid, nickel-cadmium and lithium battery technologies. NiMH batteries produce superior energy and power for their weight and volume and have a longer cycle life compared to lead-acid and nickel-cadmium batteries. In addition, NiMH batteries have no memory effect and do not contain cadmium or lead, both environmentally hazardous substances. NiMH technology has numerous advantages over lithium ion technology, such as lower cost, greater safety and improved durability and abuse tolerance.

We commercialize our NiMH battery technology principally through our Cobasys joint venture (see “Our Principal Joint Ventures – Cobasys”) and third-party licensing arrangements with NiMH battery manufacturers throughout the world. We also sell proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries. We conduct our NiMH battery technology licensing and materials manufacturing activities through our subsidiary, Ovonic Battery Company, Inc., of which we own 91.4% with the remainder owned by Honda Motor Company, Ltd. (3.2%), Sanoh Industrial Co., Ltd. (3.2%) (“Sanoh”) and Sanyo (2.2%).

Licensing. Our recent NiMH licensing activities have focused on consumer applications. We have licensed our NiMH battery technology to NiMH battery manufacturers, principally for consumer applications, on a royalty-bearing, nonexclusive basis. We are presently receiving royalties from manufacturers who are currently producing NiMH batteries using our technology.

Prior to Cobasys’ formation, we entered into royalty-bearing, nonexclusive license agreements for the manufacture and sale of NiMH batteries for transportation applications with Sanyo, Walsin Technology Corporation, Sanoh, Nan Ya Plastics Corporation, GP Batteries International Limited, Toshiba Battery Co., Ltd., Hyundai Motor Company, Saft Group, the United States Advanced Battery Consortium and our Rare Earth Ovonic joint ventures. Among these licensees, Sanyo and GP Batteries are presently manufacturing NiMH batteries for four-wheel vehicle transportation applications.

Royalties from Sanyo for consumer and transportation applications represented 18% and 17%, respectively, of our revenues in this segment for the fiscal years ended June 30, 2007 and 2006.

Materials Manufacturing. We produce proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries, which we sell to licensees of our NiMH battery technology. While these licensees are not required to purchase our materials in order to manufacture NiMH batteries using the licensed NiMH technology, our positive electrode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. Sales to Gold Peak Industries represented 93% and 96%, respectively, of our NiMH materials product sales and 31% and 13%, respectively, of our total revenues in this segment for the fiscal years ended June 30, 2007 and 2006. We conduct our manufacturing operations at an automated facility in Troy, Michigan.

The key raw materials used in our nickel hydroxide business are primarily nickel and cobalt. All of the raw materials used are generally readily available from numerous sources, but interruptions in production or delivery of key raw materials could have an adverse impact on our manufacturing operations in this segment. Prices for these raw materials may fluctuate in the normal course of business due to supply and demand. Our product pricing formula to our customers includes a variable sales price based on the raw material price.

Emerging Technologies

Our research and development activities have generated new technologies to address important societal needs, which we are seeking to bring to full-scale commercialization. These technologies, some of which are discussed below, are subject to further development and will require substantial additional funding to reach commercial product status. We seek to offset our funding requirements by obtaining third-party funding through strategic alliances and government contracts.

Ovonic Solid Hydrogen Storage Technologies. Hydrogen is a clean and efficient fuel source that yields more energy per unit of weight than any other combustible fuel, and we are developing a practical approach to storing hydrogen in a solid metal matrix at low pressures using a family of new, efficient metal hydrides. Our solid hydrogen storage solutions have several advantages over conventional gaseous and liquid storage solutions, including improved volumetric density and greater safety due to our technology’s low-pressure refilling and storage capabilities. We are presently manufacturing pre-production volumes of portable hydrogen canisters in Rochester Hills, Michigan, and have sold over 3,000 canisters of various sizes to multiple customers.

Ovonic Metal Hydride Fuel Cell Technologies. Fuel cells are environmentally-clean power generators in which hydrogen and oxygen are combined to produce electricity, with water and heat as the only byproducts. Our Ovonic metal hydride fuel cell technology is a fundamentally new approach that combines the best features of both fuel cell and battery technologies for a new, lower cost solution in comparison to conventional proton exchange membrane (“PEM”) fuel cells, which require expensive platinum catalysts. As part of our development activities, we have demonstrated fuel stacks utilizing our metal hydride fuel cell technology that meet the power ratings of certain commercially-available fuel cells for the stationary market.

Ovonic Biofuel Reformation Technologies. The production of low-cost hydrogen is a key to a practical hydrogen economy and for existing high-volume hydrogen users. Our Ovonic reformation technology produces pure hydrogen in a safe process from multiple biofuel and biomass sources at far lower operating temperatures than commercial processes without the generation of carbon dioxide global warming gas. Our proprietary process uses inexpensive catalysts and has the potential to dramatically reduce hydrogen cost to the end user through local hydrogen production at the point of use, thereby eliminating transportation costs and risks. We presently seek funding as we move from laboratory-scale production to pilot plant demonstration.

Our Principal Joint Ventures

We presently have two principal joint ventures that are commercializing technologies we invented: Cobasys, which is manufacturing and selling rechargeable NiMH batteries primarily for transportation and stationary applications, and Ovonyx, which is commercializing phase-change memory devices through licensing arrangements and joint development agreements.

Cobasys

Our Cobasys joint venture designs, develops, manufactures and sells advanced NiMH battery system solutions for transportation markets, including hybrid electric vehicles (HEVs), in addition to stationary back-up power supply systems for uninterruptible power supply, telecommunication and distributed generation requirements. Cobasys presently manufactures and sells its advanced NiMH battery system for General Motors Corporation’s Saturn VUE and Saturn Aura Green Line vehicles, both of which are currently available, and the Chevrolet Malibu.

Our Ovonic Battery Company owns 50% of Cobasys, and Chevron Technology Ventures LLC (“Chevron”), a subsidiary of Chevron Corporation, owns the remaining 50%. Cobasys operates independently of its joint venture partners, although each partner participates on Cobasys’ management board. As part of this joint venture arrangement, we have licensed certain technology to Cobasys (as described below) and contributed intellectual property, licenses, production processes and know-how. Chevron is presently funding Cobasys’ operations by acquiring a preferred interest in Cobasys, for which it is entitled to a priority right of repayment. Cobasys has obtained $168,346,000 from Chevron for a preferred interest through June 30, 2007.

We and Chevron have agreed to explore strategic alternatives regarding Cobasys that are intended to fund Cobasys’ operations and enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the growing hybrid electric vehicle and stationary power industries. Beginning in January 2008, the joint venture partners may be required to make capital contributions as necessary to fund approved operating budgets in proportion to their percentage membership interests, subject to the terms of the Cobasys operating agreement. We may be unable or unwilling to fund these capital contributions, in which case we may be subject to the remedies set forth in the Cobasys operating agreement, including dilution.

We have granted Cobasys a royalty-free, exclusive license to our NiMH battery technology for certain applications, including vehicle propulsion and ancillary vehicle applications, telecommunications applications and uninterruptible power supply applications. Certain licenses that we had entered into prior to Cobasys’ formation (as discussed above) were excepted from this exclusivity, and we retain nonexclusive rights to manufacture in China and India cylindrical batteries for two- and three-wheeled transportation applications for sale worldwide.

Cobasys’ principal competitors for HEV batteries are Panasonic EV Energy Company (“PEVE”) (an affiliate of Toyota Motor Corporation), which provides NiMH batteries for Toyota’s HEVs and the Honda Civic Hybrid, and Sanyo, which provides NiMH batteries for the Ford Escape Hybrid, the Honda Accord Hybrid and the Mercury Mariner Hybrid. PEVE provides its NiMH batteries under licenses from Cobasys and ECD, under which royalties are payable to Cobasys on North American battery sales and fully-paid up with respect to all other battery sales as specified in the July 2004 agreement between Cobasys and PEVE. Sanyo provides its NiMH batteries under a royalty-bearing license from ECD’s Ovonic Battery Company affiliate (as described above).

Cobasys is headquartered in Orion Township, Michigan, and has a 170,000 square foot state-of-the-art production facility with automated manufacturing equipment in Springboro, Ohio. The manufacturing facility is ISO/TS 16949, ISO 17025, ISO 9001:2000 and TL 9000 certified.

Ovonyx

Our Ovonyx joint venture is commercializing our proprietary Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off, including cell phones, PDAs, digital cameras and microelectronics. OUM, which is also known in the semiconductor industry as phase-change random access memory (PRAM and PC-RAM), offers several advantages over conventional nonvolatile memory, including significantly faster write time, greater scalability, lower power utilization and longer life, and is compatible with existing CMOS manufacturing processes.

We own 39.5% (or 30.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) of the common stock of Ovonyx. Tyler Lowrey (formerly chief technology officer of Micron Technology, Inc.), Intel Capital (a subsidiary of Intel Corporation) and other investors own the remainder. As part of this joint venture arrangement, we have licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of Ovonyx’ annual gross revenue.

Ovonyx has entered into royalty-bearing, nonexclusive license agreements with Intel Corporation, Samsung Electronics Co., Ltd., Qimonda AG., Elpida Memory, Inc., STMicroelectronics N.V., BAE Systems and Nanochip, Inc. to produce OUM products. Under most of these agreements, Ovonyx is also participating in joint development programs to assist in the commercialization of OUM phase-change memory products. Ovonyx has not yet realized any royalty revenues since its licensees have not begun commercial sales of products based on OUM.

Our Technology and Intellectual Property

The principal markets in which we compete – the alternative energy generation, energy storage and information technology markets – are characterized by rapid change and competition driven by technological and product performance advantages. We have driven some of this activity through our pioneering and proprietary materials, product and production process technologies. At the same time, we are actively engaged in product design and development to commercialize and improve our materials, products and production processes.

Research and Development Expenditures

Our research and development expenditures are reflected as cost of revenues from product development agreements and product development and research expenses in our Statements of Operations in our Consolidated Financial Statements. We seek to offset our research and development costs with third-party funding, including joint ventures, product development agreements and government funding.

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

We believe that we have derived a key business and technological advantage through our research and development activities by continuously inventing new technologies and improving our existing materials, products and production processes. However, even as we successfully pursue these research and development activities, some of our technologies, particularly in the alternative energy generation and energy storage markets, presently face commercial barriers as compared to well-established conventional technologies, including infrastructural barriers, customer transition costs and higher manufacturing costs associated with present production volumes. The competitiveness of products based on our technologies in these areas is typically enhanced by external factors, including rising energy costs, concerns regarding energy security and governmental incentives at the customer level. Our long-term goal is to compete directly in energy markets without subsidies.

Patents and Intellectual Property

We maintain an extensive patent portfolio presently consisting of over 300 U.S. patents and over 500 foreign counterparts (including patents assigned to a joint venture partner), to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our business segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our business segments.

Our Employees

As of August 24, 2007, we and our consolidated subsidiaries had a total of 878 employees in the U.S. and 326 employees outside of the U.S. These numbers do not include employees of our joint ventures or licensees.

Available Information

Our website address is www.ovonic.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for the committees of our Board of Directors and other information related to the Company. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A:	Risk Factors

We have a history of losses and our future profitability is uncertain.

Since our founding, we have incurred substantial net losses in connection with the research, development and commercialization of products based on our technologies. Our ability to achieve profitability in the future is uncertain and will depend largely on the successful commercialization of our products, as to which there can be no assurance. If we do not achieve or sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock may decline.

We expect that we will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to increase our production capacity, and financing may be unavailable or available only on disadvantageous terms.

We have in the past experienced substantial losses and negative cash flow from operations and have required significant financing, including equity financing and financing provided through capital and operating leases of facilities, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to expand our production capacity. In particular, we believe that we will require additional funding for manufacturing capacity expansion in our United Solar Ovonic segment from the current 58MW per annum to an expected capacity exceeding 300 MW per annum by 2010. There can be no assurance that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired.

We are rapidly expanding our manufacturing capacity for PV products in order to meet expected demand, and our revenues and profits will depend upon our ability to successfully complete this expansion and then to sell our PV products at higher volumes to match our expanded capacity.

We plan to continue the expansion of our manufacturing capacity from the current 58MW per annum to an expected capacity exceeding 300MW per annum by 2010. This expansion plan includes adding new facilities in Greenville, Michigan (the first facility of which is expected to begin operation in late calendar 2007 and the second in mid 2008 calendar year), Tijuana, Mexico and Tianjin, China. We are designing, developing, manufacturing, installing and testing the equipment for this expansion internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with the equipment we are providing. Additionally, there can be no assurance that market demand will align with our expanding manufacturing capacity or that our marketing capabilities at the expanded manufacturing volumes will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

We have international operations, which we are expanding, that are vulnerable to risks associated with doing business in foreign countries.

We have a PV module manufacturing facility in Tijuana, Mexico, and have established a joint venture in Tianjin, China, to manufacture PV modules. Also, a significant portion of our expenses are denominated in currencies other than U.S. dollars. International operations and transactions are subject to certain risks inherent in doing business abroad, including: exposure to local economic conditions; expropriation and nationalization; foreign exchange rate fluctuations and currency controls; withholding and other taxes on remittances and other payments by subsidiaries; investment restrictions or requirements; and export and import restrictions. In addition, since expanding our business globally is an important element of our strategy, our exposure to these risks will be greater in the future. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability.

A portion of our revenues and profits are dependent upon licensing arrangements and joint ventures, and our licensees and joint venture partners may be unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies.

We have entered into licensing and joint venture agreements with established industrial companies in order to develop and commercialize certain products based on our technologies. Any revenues or profits which may be derived by us from these licensing and joint venture agreements will be substantially dependent upon the willingness and ability of our licensees and joint venture partners to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies. There can be no assurance that such financial resources will be available or that such commercialization will be successful. Accordingly, there can be no assurance that our joint ventures will continue to operate. If our joint venture partners provide additional financing to our joint ventures, it may be on terms that result in a reduction in our ownership interest in the joint ventures or that otherwise reduce any profits we may realize from the joint ventures. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture. If our licensees and joint venture partners are unwilling or unable to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies, or if any of o ur joint ventures are terminated, we may not be able to realize revenues and profits based on our technologies and our business could be materially adversely affected.

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

We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 40% and 47% of our total revenue for the fiscal years ended June 30, 2007 and 2006, respectively. Our revenues would decrease substantially if we were to lose any major customer and unable to offset this loss through reallocation of production or additional sales.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our Cobasys joint venture and our NiMH battery business.

Cobasys, our joint venture with Chevron, designs, manufactures and sells high-power commercial NiMH batteries and systems for hybrid electric vehicles, or HEVs. The principal customers for the NiMH batteries and systems manufactured by Cobasys are the major domestic and international automotive manufacturers. Certain of these manufacturers have in recent years experienced static or reduced revenues, increased costs, loss of market share, labor issues and other business and financial challenges. Adverse business or financial conditions affecting individual automotive manufacturers or the automotive industry generally could have a material adverse effect on our Cobasys joint venture and our NiMH battery business. Automotive manufacturers may discontinue or delay their planned introduction of HEVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than the battery systems manufactured by Cobasys. Additionally, lithium ion batteries may displace NiMH in future hybrid vehicles. We or Cobasys may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

Our Cobasys joint venture continues to require substantial additional funding, which we may be required to provide beginning in January 2008.

Chevron is presently funding Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment. We and Chevron have agreed to explore strategic alternatives regarding Cobasys that are intended to fund Cobasys’ operations and to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded. Beginning in January 2008, the joint venture partners may be required to make capital contributions as necessary to fund approved operating budgets in proportion to their percentage membership interests, subject to the terms of the Cobasys operating agreement. We may be unable or unwilling to fund these capital contributions, in which case we may be subject to the remedies set forth in the Cobasys operating agreement, including dilution.

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

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain, France, Greece and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar modules and lower our revenue.

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

High raw material costs could impact our profitability and our ability to successfully develop our emerging technologies.

Higher costs for certain raw materials and commodities, principally steel, resin-based polymers and nickel, as well as higher energy costs, could negatively impact our profitability. While we have developed strategies to mitigate or partially offset the impact of higher raw material, commodity and energy costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Additionally, certain of our emerging technologies utilize high-cost raw materials. As part of our continuing research and development activities, we are attempting to substantially reduce these costs through material reduction and substitution strategies. There can be no assurances that we will succeed in these cost-reduction efforts, which are essential for the development of our emerging technologies.

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

Our corporate headquarters are located in Rochester Hills, Michigan.  We currently lease our headquarters, together with adjacent facilities in Rochester Hills, Michigan, which we use principally for our Ovonic Materials segment and for our Corporate Activities.  These facilities, including our headquarters, provide an aggregate of approximately 208,000 sq. ft. for technical and administrative uses, and are supplemented by an aggregate of approximately 10,000 sq. ft. of additional leased facilities in Troy, Michigan, for manufacturing purposes.

Our United Solar Ovonic segment’s headquarters are located in Auburn Hills, Michigan, and we maintain sales offices in San Diego, California, and Frankfurt/Main, Germany. We lease two manufacturing facilities in Auburn Hills, Michigan, for this segment: one of these facilities (approximately 167,000 sq. ft.) also contains the segment’s headquarters; the other facility (approximately 172,000 sq. ft.) became operational in December 2006. We also lease an approximately 42,000 sq. ft. facility in Troy, Michigan, which houses our research and development, and a 310,000 sq. ft. facility in Tijuana, Mexico, which principally manufactures framed PV products and will assemble PV modules from PV cells produced at our Greenville, Michigan, plant. We are in the process of constructing two manufacturing facilities in Greenville, Michigan, which we own and which are expected to begin operations in late calendar 2007 and mid 2008 calendar year.

Item 3:	Legal Proceedings

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol "ENER." As of August 24, 2007, there were 1,770 holders of record of our common stock.

The following table sets forth the range of high and low prices of our common stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated:

For the Fiscal Year Ended June 30, (In Dollars Per Share)
	2007		2006
	High	Low	High	Low
First Quarter (July – September)	$ 38.98	$ 29.03	$ 46.44	$ 22.31
Second Quarter (October – December)	$ 41.07	$ 33.80	$ 46.878	$ 28.76
Third Quarter (January – March)	$ 37.24	$ 27.21	$ 57.84	$ 39.81
Fourth Quarter (April – June)	$ 40.10	$ 29.26	$ 56.00	$ 31.31

Dividends

We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

Equity Compensation Plan

The following information is set forth with respect to our equity compensation plans at June 30, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	966,840		$20.05	976,648
Equity compensation plans not approved by security holders	625,259	(2) (3)	$16.07	—	(2) (3)
	1,592,099		$18.64	976,648

(1)	These plans consist of the 1995 Non-Qualified Stock Option Plan, 2000 Non-Qualified Stock Option Plan and the 2006 Stock Incentive Plan.
(2)

On November 18, 1993, we entered into stock option agreements, as amended, (the “Agreements”) with Stanford R. Ovshinsky and Dr. Iris Ovshinsky, ECD co-founders, pursuant to which Mr. Ovshinsky was granted an option to purchase up to 150,000 shares of ECD Common Stock at a price of $7.00 per share and Dr. Ovshinsky was granted an option to purchase up to 100,000 shares of ECD Common Stock at a price of $7.00 per share. The Agreements provided for periodic antidilution protection adjustments based on changes in the number of outstanding shares of ECD Common Stock. Of the 595,259 shares issuable upon exercise, options to acquire 321,294 shares and 123,965 shares were issued to Mr. and Dr. Ovshinsky, respectively. Mr. Ovshinsky is retiring as an active employee and director as of August 31, 2007. The 321,294 shares owned by him will be exercisable through August 31, 2008. Upon the death of Dr. Ovshinsky on August 16, 2006, and pursuant to the terms of the Stock Option Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which her husband, Mr. Ovshinsky, is the executor. Such shares expire on August 16, 2008.

In June 2005, the Agreements were further amended by deleting the antidilution protection adjustment provisions, and no further options will be granted under the Agreements. The option may be exercised in whole or in part and will terminate upon 12 months after termination of Mr. Ovshinsky’s employment with ECD for any reason other than voluntary termination.

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

Stock Price Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Energy Conversion Devices, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2002 and tracks it through June 30, 2007.

	6/02	6/03	6/04	6/05	6/06	6/07

Energy Conversion Devices, Inc.	100.00	58.89	71.77	142.64	232.19	196.43
NASDAQ Composite Index	100.00	109.91	139.04	141.74	155.82	191.32
NASDAQ Clean Edge U.S. Index	100.00	94.13	118.22	117.11	143.37	168.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

During the fiscal year ended June 30, 2007, we issued the following securities to the following persons for the consideration noted. In each case, the issuances were to persons who had complete access to all material information relating to the Company. Accordingly, we claim exemption from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act, no public offering having been involved.

Party/ies	Security Issued	Number of Securities	Consideration
6 nonemployee members of our Board of Directors	Common Stock	6,425 shares	Annual and Chair Retainers; Lead Director Compensation

Information on nonemployee director compensation will be included under “Director Compensation” in ECD’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 27, 2007, and is incorporated herein by reference.

Item 6:	Selected Financial Data

Set forth below is certain financial information derived from the Company's audited consolidated financial statements prior to the reclassification in 2003 for discontinued operations discussed in Note A, “Summary of Accounting Policies,” of our Consolidated Financial Statements.

	Year Ended June 30,
	2007		2006	2005	2004	2003
Revenues:
Product sales	$96,014,366		$84,430,664	$51,943,873	$33,808,209	$22,260,912
Royalties	3,323,062		4,245,754	5,332,003	2,521,779	1,843,647
Revenues from product development agreements	11,934,179		10,045,585	17,652,510	29,220,752	37,335,248
Revenues from license agreements	1,047,380		1,322,365	80,784,380 (1)	125,000	3,444,114
Other	1,247,876		2,375,108	857,286	580,195	140,061
TOTAL REVENUES	$113,566,863		$102,419,476	$156,570,052	$66,255,935	$65,023,982
Net income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	$(25,230,939	)(2)	$(18,910,246)	$50,287,216	$(49,191,286)	$(35,772,568)
Income taxes	—		—	825,414	—	—
Net income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(25,230,939	)(2)	(18,910,246)	49,461,802	(49,191,286)	(35,772,568)
Discontinued operations, net of tax benefit	—		313,979	(1,392,630)	(2,230,388)	(2,641,151)
Extraordinary item, net of tax	—		—	2,262,910	—	—
Cumulative effect of change in accounting principle	—		—	—	—	2,215,560
Net income (loss)	$(25,230,939	)(2)	$(18,596,267)	$50,332,082	$(51,421,674)	$(36,198,159)
Basic net income (loss) per share
Continuing operations	$(.64)		$(.58)	$1.80	$(2.06)	$(1.63)
Discontinued operations	—		.01	(.05)	(.09)	(.12)
Extraordinary item	—		—	.08	—	—
Cumulative effect of change in accounting principle	—		—	—	—	.10
	$(.64)		$(.57)	$1.83	$(2.15)	$(1.65)
Diluted net income (loss) per share
Continuing operations	$(.64)		$(.58)	$1.67	$(2.06)	$(1.63)
Discontinued operations	—		.01	(.05)	(.09)	(.12)
Extraordinary item	—		—	.08	—	—
Cumulative effect of change in accounting principle	—		—	—	—	.10
	$(.64)		$(.57)	$1.70	$(2.15)	$(1.65)
At year end:
Cash and Cash Equivalents	$80,769,970		$164,961,982	$84,295,571	$12,676,537	$6,567,261
Short-Term Investments	$125,003,963		$239,505,025	$11,840,526	$—	$26,801,506
Total Assets	$600,678,580		$596,342,326	$198,063,433	$113,311,775	$153,694,650
Long-Term Liabilities	$25,795,875		$25,594,088	$10,203,772	$10,160,791	$10,187,127
Working Capital	$241,943,604		$429,092,392	$111,934,992	$24,649,431	$37,794,730
Stockholders’ Equity	$525,506,926		$537,020,857	$155,720,361	$81,155,068	$99,832,172

(1)	Revenues from license agreements include a one-time, noncash license fee of $79,532,000 in 2005.
(2)	Includes restructuring charges of $5,385,277.

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2007. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

We commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. We manufacture for commercial sale thin-film photovoltaic (“PV”) modules, which account for substantially all of our total revenues. We also manufacture and sell positive electrode nickel hydroxide battery materials, and license our nickel metal hydride (“NiMH”) battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are commercializing our NiMH battery and Ovonic Universal Memory (“OUM”) technologies, respectively. Battery products manufactured by Cobasys are commercially available.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•	We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 87% of our total revenue in fiscal 2007. Additionally, our United Solar Ovonic segment generated operating income of $1,962,000 in fiscal 2007, while our other segment, Ovonic Materials, had an operating loss of $13,706,000 and our Corporate Activities, which includes corporate operating, general and administrative and patent expenses, had a net expense of approximately $28,769,000 (both of which we have substantially reduced recently through the first phase of our restructuring plan, as discussed below). Given the expected growth of our photovoltaic business (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.
•	We are rapidly expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We doubled our manufacturing capacity in fiscal year 2007 to 58MW and are planning to double it again to approximately 120MW in fiscal year 2008, as we rapidly expand to an expected capacity exceeding 300MW per annum by 2010. We are funding the initial phases of our manufacturing capacity expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity or debt financing, business agreements and other sources.
•	We are aggressively pursuing cost reduction and efficiency improvement initiatives to enhance our competitiveness, as competition grows, and pricing pressures increase, in the solar market. We and other PV module manufacturers are expanding PV module manufacturing capacity, and new manufacturers are initiating production, to meet the rapidly increasing global demand for PV systems. This expansion is presently creating pricing pressures and resulting in historically higher inventories. We are rapidly expanding our sales and marketing teams in the United States and Europe to increase our sales to match our expanding production capacity. We are also aggressively pursuing cost reduction and efficiency enhancement initiatives for our products and equipment to lower our PV module costs and overall PV systems costs. These initiatives are expected to offset the pricing pressures in the near term and attain cost competitiveness with traditional energy sources in the longer term.
•	We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We have contributed intellectual property and cash to Ovonyx, and have reported losses up to our cash investment in Ovonyx. Our interests in Cobasys and Ovonyx were recorded at zero and $200,000, respectively, on our balance sheet at June 30, 2007.
•	We and our joint venture partner are exploring strategic alternatives for Cobasys. We and Chevron have agreed to explore strategic alternatives regarding Cobasys that are intended to provide Cobasys funding to further capitalize on global opportunities for integrated energy storage solutions in the rapidly growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded.
•	We are developing certain of our emerging technologies with the intent to bring these technologies to commercialization. These development activities, which have historically generated losses, are being substantially reduced and balanced to sustainable levels as part of a restructuring plan. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies. As part of the restructuring plan (discussed below), these development activities are being substantially reduced and balanced with external sources of revenues, such as royalties, and development agreements (including government contracts) to realign commercialization efforts at sustainable levels. Additionally, we are seeking third-party investments and are re-evaluating our emerging technologies to ensure that they are properly prioritized with these goals.

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use product sales, operating income and cash flow from operations as key performance metrics. We also use production, measured in megawatts (MW) per annum, as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing expansion in this segment.

Succession Planning and Restructuring Plan. We are undertaking a number of corporate initiatives as the Company transitions from a product development company to a more commercially-oriented, operations-focused manufacturing environment.

We have developed and implemented an orderly succession plan for the Company’s management team. Mark D. Morelli will become our President and Chief Executive Officer effective September 1, 2007, succeeding Robert C. Stempel who will remain as nonexecutive Chairman of ECD’s Board of Directors and a member of the Finance Committee. Stanford R. Ovshinsky is retiring as active employee and director of the Company effective August 31, 2007.

In addition, in April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs. The specific activities under the restructuring plan include consolidating the photovoltaic machine-building activities into the United Solar Ovonic business segment; substantially reducing activities in the previous Ovonic Battery and ECD segments, rebalancing these activities with external revenue sources and consolidating the remaining activities into the new Ovonic Materials segment; and reducing general and administrative personnel and other costs. The plan is expected to yield the following principal benefits: reduce annual costs by approximately $23 million when fully implemented by the end of fiscal year 2008; strengthen our United Solar Ovonic segment by aligning all of the key components for photovoltaic operations within a single, unified operating structure to lower capital and production costs and drive technology improvements; align our emerging technologies with our business goals in our new Ovonic Materials segment, while directing integrated research and development and administrative resources accordingly; and right-size and consolidate enterprise general and administrative activities to realize organizational synergies. The first phase of activities under the plan, from which most of the annual cost savings will be realized, was substantially complete as of June 30, 2007, and the Company incurred restructuring and other related charges in the fourth quarter of fiscal year 2007 of approximately $5 million in connection with this phase. Additional charges are expected in fiscal year 2008 in connection with the second, and final, phase of the plan, which will be fully completed by the end of fiscal year 2008.

As a result of the organizational restructuring, we are now reporting under two business segments – United Solar Ovonic and Ovonic Materials – and separately reporting our Corporate Activities. The operating results in this report, including prior period results, reflect this new reporting structure.

Results of Operations

The year-over-year comparisons contained in this section exclude an extraordinary item and discontinued operations (see “Other Income/Expense, Extraordinary Item, and Discontinued Operations,” below).

The following table summarizes each of our business segment’s operating results (in thousands) for the last three fiscal years ended June 30, together with the revenue and expenses related to corporate activities that are not allocated to the business segments during these periods:

	Revenues(1)				Income (Loss) from Operations(1)
	2007	2006	2005		2007	2006	2005
United Solar Ovonic	$98,363	$87,508	$58,718		$1,962	$8,187	$(4,171)
Ovonic Materials	14,635	13,451	97,697	(2)	(13,706)	(14,819)	67,850 (2)
Corporate Activities(3)	1,147	1,920	480		(28,769)	(19,798)	(20,843)
Consolidating Entries	(578)	(460)	(325)		(1,989)	(791)	547
Consolidated	$113,567	$102,419	$156,570		$(42,502)	$(27,221)	$43,383

(1)	Excludes discontinued operations for 2005 and 2006.
(2)	Includes one-time, noncash license fee of $79,532,000 for 2005.
(3)

Revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to certain affiliates; expenses primarily include corporate operations, including facilities, human resources, legal, finance, information technology, business development, purchasing and restructuring. The loss from operations for 2007 includes restructuring costs associated with the first phase of the Company’s restructuring plan.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Revenues increased from $102,419,000 in 2006 to $113,567,000 in 2007 due to increased United Solar Ovonic product sales in 2007. Operating loss increased from $27,221,000 in 2006 to $42,502,000 in 2007 due to United Solar Ovonic preproduction costs, the expected impact of the ramp-up of our new Auburn Hills 2 manufacturing facility and restructuring costs incurred in connection with the first phase of our restructuring plan (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements). As the restructuring plan was initiated in the fourth quarter of the fiscal year, the operating results reflect only a portion of the anticipated cost savings from this phase, the full effect of which are expected to be substantially realized beginning in fiscal year 2008.

United Solar Ovonic Segment

	Year Ended June 30,
	2007	2006
	(in thousands)
REVENUES
Product sales	$91,182	$81,816
Revenues from product development agreements	7,174	5,670
Other operating revenues	7	22
TOTAL REVENUES	$98,363	$87,508
EXPENSES
Cost of product sales	$75,096	$63,979
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	2,922	2,345
Product development and research	3,737	3,376
Preproduction costs	3,614	427
Operating, selling, general and administrative and patent expenses	10,713	9,194
Loss on disposal of property, plant and equipment	319	—
TOTAL EXPENSES	$96,401	$79,321
INCOME FROM OPERATIONS	$1,962	$8,187

Our United Solar Ovonic segment’s revenues increased $10,855,000 while operating income decreased $6,225,000 in 2007 as compared to 2006, as we continued to rapidly expand our manufacturing capacity and product sales. Operating profit declined primarily due to the expected impact of the ramp-up of the Auburn Hills 2 manufacturing facility and preproduction expenses at our new manufacturing facilities.

The increase in revenues in 2007 was primarily attributable to an increase in the volume of PV product sales ($12,126,000), partially offset by product and price mix ($2,760,000). Product sales were significantly impacted by a temporary, substantial decline of sales during the first two quarters of fiscal year 2007 of our PV modules to Solar Integrated Technologies Inc., which we were unable to fully reallocate to existing customers or offset through additional sales.

Gross profit margin on product sales decreased to 17.6% in 2007 from 21.8% in 2006 due to the expected impact of the ramp-up and other costs related to our new Auburn Hills 2 manufacturing facility and to lower prices. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. Fiscal 2008 gross margins will be impacted by production ramp-up at our Greenville, Michigan, Tianjin, China and Tijuana, Mexico, facilities which are expected to be placed in service in late calendar 2007 and mid 2008 calendar year.

The combined product development and research expenses increased to $6,659,000 in 2007 from $5,721,000 in 2006 as a result of new development agreements in 2007. The increase in revenues from product development agreements is also attributable to these new agreements. In addition, we continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Preproduction costs increased due principally to increased expansion activities related to our new Auburn Hills 2 manufacturing facility (which was placed into service in December 2006), and the construction of manufacturing facilities in Greenville and in Tijuana, Mexico. We will incur preproduction costs, consisting principally of training costs for new employees and facilities costs, with each new manufacturing facility until we commence manufacturing at the facility. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 58MW per annum to an expected capacity exceeding 300MW by 2010.

The loss on disposal of property, plant and equipment represents the net book value of capital assets no longer needed, which were scrapped in 2007.

Operating, selling, general and administrative and patent expenses increased due principally to hiring of sales staff, particularly in Europe, and support staff for expansion activities associated with our new Auburn Hills 2 and Greenville manufacturing facilities.

Ovonic Materials Segment

	Year Ended June 30,
	2007	2006
	(in thousands)
REVENUES
Product sales	$4,832	$2,698
Royalties	3,323	4,246
Revenues from product development agreements	4,780	4,445
Revenues from license and other agreements	1,047	1,322
Other operating revenues	653	740
TOTAL REVENUES	$14,635	$13,451
EXPENSES
Cost of product sales	$4,666	$2,844
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	4,782	5,435
Product development and research	16,008	16,533
Operating, general and administrative and patent expenses	2,885	3,458
TOTAL EXPENSES	$28,341	$28,270
LOSS FROM OPERATIONS	$(13,706)	$(14,819)

Our Ovonic Materials segment had a decreased operating loss in 2007 due principally to improved margins on increased product sales and the reversal of a warranty accrual. In 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. As the restructuring plan was initiated in the fourth quarter of the fiscal year, the operating results reflect only a portion of the anticipated cost savings from this phase, the full effect of which are expected to be substantially realized beginning in fiscal year 2008.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 as compared to 2006. Positive electrode nickel hydroxide sales increased to $4,804,000 in 2007 from $1,855,000 in 2006 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $4,666,000 in 2007 from $2,035,000 in 2006, reflecting the higher sales volume. Product sales for 2006 also include sales of equipment ($767,000) to our 19%-owned Rare Earth Ovonic joint venture, under a contract that was substantially completed in 2006.

Royalties declined in 2007 compared to 2006, as indicated below, due to decreased royalties for consumer NiMH battery technology, partially offset by increased royalties for transportation NiMH battery technology. In addition, in 2006, we recorded $690,000 for optical memory royalties paid in prior years in which the licensee no longer had contractual obligation to make payments.

	Year Ended June 30,
	2007	2006
	(in thousands)
Royalties
Transportation – NiMH Battery	$1,515	$1,218
Consumer – NiMH Battery	1,688	2,152
Ovonyx	51	10
Other	69	866
Total Royalties	$3,323	$4,246

Revenues from license agreements include $952,000 in each of 2007 and 2006, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). Revenues from license agreements for 2006 also include $250,000 attributable to new license agreements in that year, principally with Chinese companies for consumer NiMH battery technology.

The combined product development and research expenses decreased to $20,790,000 in 2007 from $21,968,000 in 2006 due to cost reductions in certain programs, including savings achieved in the fourth quarter of fiscal year 2007 under the first phase of our restructuring plan. As the restructuring plan was initiated in the fourth quarter of the fiscal year, the operating results reflect only a portion of the anticipated cost savings from this phase, the full effect of which are expected to be substantially realized beginning in fiscal year 2008. Revenues from product development agreements increased principally due to new contracts in 2007 relating to our Ovonic metal hydride fuel cell and Ovonic solid hydrogen storage technologies.

Operating, general and administrative and patent expenses decreased in 2007 due to a $750,000 reversal of a warranty accrual in connection with the Rare Earth Ovonic contracts discussed above.

Corporate Activities

	Year Ended June 30,
	2007	2006
	(in thousands)
TOTAL REVENUES	$1,147	$1,920
EXPENSES
Operating, general and administrative and patent expenses	$24,531	$21,718
Restructuring costs	5,385	—
TOTAL EXPENSES	$29,916	$21,718
LOSS FROM OPERATIONS	$(28,769)	$(19,798)

Revenues, which consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to certain affiliates, decreased in 2007 due principally to reductions in 2006 in estimated reserves and liabilities.

Operating, general and administrative and patent expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2007 due principally to increased corporate governance and restructuring costs. In addition, expenses of $1,000,000 were accrued in 2007 in connection with the retirement of Mr. Ovshinsky (see Note N, “Subsequent Events,” of the Notes to our Consolidated Financial Statements).

In 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during 2007, and we incurred restructuring costs in 2007 in connection with this phase. As the restructuring plan was initiated in the fourth quarter of the fiscal year, the operating results reflect only a portion of the anticipated cost savings from this phase, the full effect of which are expected to be substantially realized beginning in fiscal year 2008. We expect to incur additional restructuring charges in fiscal year 2008 related to the final phase of our restructuring plan, which will be fully completed by the end of fiscal year 2008.

Other Income/Expense, Extraordinary Item and Discontinued Operations

Other income (net) increased to $17,272,000 in 2007 from $8,310,000 in 2006, primarily due to higher interest income ($17,543,000 in 2007 compared to $8,672,000 in 2006) relating to increased funds available for investment and higher interest rates, together with reduced interest expense in 2007 due to capitalization of interest expense related to the construction of the new solar cell manufacturing equipment.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Revenues decreased from $156,570,000 in 2005 to $102,419,000 in 2006 due to a one-time, noncash license fee of $79,532,000 in our Ovonic Materials segment in 2005 (see Note H, “Royalties, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements). We had an operating loss of $27,221,000 in 2006 as compared to operating income of $43,383,000 in 2005 due to the aforementioned $79,532,000 license fee in 2005. Operating results in our United Solar Ovonic segment significantly improved, as we continued to rapidly expand our manufacturing capacity and product sales.

United Solar Ovonic Segment

	Year Ended June 30,
	2006	2005
	(in thousands)
REVENUES
Product sales	$81,816	$50,777
Revenues from product development agreements	5,670	7,768
Other operating revenues	22	173
TOTAL REVENUES	$87,508	$58,718
EXPENSES
Cost of product sales	$63,979	$47,743
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	2,345	4,341
Product development and research	3,376	2,839
Preproduction costs	427	—
Operating, selling, general and administrative and patent expenses	9,194	7,966
TOTAL EXPENSES	$79,321	$62,889
INCOME (LOSS) FROM OPERATIONS	$8,187	$(4,171)

Our United Solar Ovonic segment generated operating income in 2006 compared to an operating loss in 2005, as we continued to rapidly expand our manufacturing capacity and product sales.

The increases in revenues and expenses in 2006 were primarily attributable to increased volume of PV products to meet market demand. Gross profit margin on product sales increased to 21.8% in 2006 from 6.0% in 2005, reflecting increased production and sales and improved absorption of fixed costs as we continue to improve manufacturing production toward an expected capacity of 30MW per annum at our existing Auburn Hills facility. Operating, general and administrative and patent expenses increased due principally to increased production volume and manufacturing capacity expansion activities (including new hiring).

The combined product development and research expenses decreased due principally to reduced activities under product development agreements with the U.S. Air Force (to develop new products for space and airship applications) and the NREL. Revenues under these product development agreements also decreased due to the reduced activities. We continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV modules.

Ovonic Materials Segment

	Year Ended June 30,
	2006	2005(1)
	(in thousands)
REVENUES
Product sales	$2,698	$1,167
Royalties	4,246	5,332
Revenues from product development agreements	4,445	9,932
Revenues from license and other agreements	1,322	80,784
Other operating revenues	740	482
TOTAL REVENUES	$13,451	$97,697
EXPENSES
Cost of product sales	$2,844	$4,411
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	5,435	9,718
Product development and research	16,533	13,690
Operating, general and administrative and patent expenses	3,458	2,028
TOTAL EXPENSES	$28,270	$29,847
INCOME (LOSS) FROM OPERATIONS	$(14,819)	$67,850

(1)

Revenue from license agreements includes a one-time noncash license fee of $79,532,000 for 2005 (see Note H, “Royalties, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements).

Our Ovonic Materials segment had decreased operating income in 2006 due to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Royalties, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements).

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2006 as compared to 2005, due principally to a one-time item in 2005 discussed below. Positive electrode nickel hydroxide sales increased to $1,855,000 in 2006 from $1,762,000 in 2005 due primarily to an increase in demand in 2006 from our principal customer. Costs of sales of these products were relatively unchanged at $2,035,000 in 2006 as compared to $2,029,000 in 2005.

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

Royalties decreased in 2006 as compared to 2005, as indicated below, due principally to a one-time recognition in 2005 of $1,125,000 related to an advance royalty payment received in 1993 (see Note H, “Royalties, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements).

	Year Ended June 30,
	2006	2005
	(in thousands)
Royalties
Transportation – NiMH Battery	$1,218	$1,680
Consumer – NiMH Battery	2,152	2,801
Ovonyx	10	14
Other	866	837
Total Royalties	$4,246	$5,332

Revenues from license agreements decreased in 2006 as compared to 2005, due to a one-time, noncash license fee of $79,532,000 in 2005 (see Note H, “Royalties, Nonrefundable Advance Royalties and License Agreements,” of the Notes to our Consolidated Financial Statements). These revenues include $952,000 in each of 2006 and 2005, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased as we continued to develop our emerging technologies, including our NiMH battery technology, our Ovonic solid hydrogen storage systems, Ovonic metal hydride fuel cell, Ovonic optical memory, Ovonic cognitive computer and the Ovonic quantum control technologies. Revenues from product development agreements decreased primarily due to the elimination in 2005 of a product development agreement with Ovonic Hydrogen Systems in connection with our acquisition of our partner’s interest in that company (zero in 2006 compared to $4,089,000 in 2005) and reduced activities ($2,090,000 in 2006 compared to $3,724,000 in 2005) under contracts with NIST related to optical switching and organic electroluminescent devices technology. Revenues from product development agreements also decreased due to reduced research and development support for our Cobasys joint venture as it transitioned toward product development and production in 2006 ($782,000 in 2006 compared to $1,997,000 in 2005).

Operating, general and administrative and patent expenses increased in 2006, as compared to 2005, due to increased licensee support in 2006.

Corporate Activities

	Year Ended June 30,
	2006	2005
	(in thousands)
TOTAL REVENUES	$1,920	$480
EXPENSES
Operating, general and administrative and patent expenses	$21,718	$21,323
TOTAL EXPENSES	$21,718	$21,323
LOSS FROM OPERATIONS	$(19,798)	$(20,843)

Revenues, which consists primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to certain affiliates, increased in 2006 due principally to reductions in 2006 in estimated reserves and liabilities. Operating, general and administrative and patent expenses consist of corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance.

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

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 offering of common stock). We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for the foreseeable future. We are using the net proceeds from our March 2006 common stock offering for our PV manufacturing expansion, which includes construction of the two 60MW manufacturing facilities in Greenville, Michigan, and general corporate purposes. We will require additional funding for the additional expansion through 2010, which we may obtain from equity and debt financing, business agreements and other sources.

As of June 30, 2007, we had $205,774,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposit, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” These short-term investments have maturities up to 33 months, except for the ARC’s which have maturities from 20 to 38 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At June 30, 2007, we had consolidated working capital of $241,944,000.

Cash Flows

Net cash used in our operating activities was $21,814,000 and $21,419,000 in 2007 and 2006, respectively. The operating cash flows in our United Solar Ovonic segment are being impacted by the change in working capital as we expand sales and production.

Net cash used in investing activities was $73,213,000 in 2007 as compared to $295,067,000 in 2006. This decrease was due to net sales maturities ($113,975,000) of investments plus purchases ($186,990,000) of property, plant and equipment in 2007. This increase in capital spending ($186,990,000 in 2007 compared to $69,020,000 in 2006) was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by our financing activities was $11,016,000 in 2007 as compared to $397,449,000 in 2006, primarily as a result of our March 2006 common stock offering in which we raised net proceeds of approximately $360,854,000.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

As of June 30, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit was amended in August 2007 to, among other things, increase availability to $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31,

2008, is secured by a security interest in inventory and requires maintaining a $5,000,000 minimum investment balance. At June 30, 2007, we had outstanding letters of credit of $2,161,000 against the line of credit.

Joint Ventures

Chevron is presently funding Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment. We and Chevron have agreed to explore strategic alternatives regarding Cobasys that are intended to fund Cobasys’ operations and to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded. Beginning in January 2008, the joint venture partners may be required to make capital contributions as necessary to fund approved operating budgets in proportion to their percentage membership interests, subject to the terms of the Cobasys operating agreement. We may be unable or unwilling to fund these capital contributions, in which case we may be subject to the remedies set forth in the Cobasys operating agreement, including dilution.

Off-Balance Sheet Arrangements

The company has a liability recorded related to the modification of stock option grants which are considered financial instruments and adjusted to fair value at each reporting period, and the company is subject to losses as a result of fluctuations in the value of these options.

Contractual Obligations

Our contractual obligations include the following maturities (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$47,355	$3,190	$6,209	$6,241	$31,715
Operating Leases	35,754	4,443	8,819	6,279	16,213
Purchase Obligations	63,091	58,281	4,794	16	—
Total	$146,200	$65,914	$19,822	$12,536	$47,928

Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

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

Prior to the adoption of SFAS No. 123(R), ECD applied APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No.123(R), the Company’s net income (loss) and net income (loss) per share for the year ended June 30, 2005 would have changed as follows:

Year Ended June 30, 2005
Income (loss) from continuing operations before income taxes	$(2,535,000)
Income (loss) from continuing operations	(2,535,000)
Net income (loss)	(2,535,000)
Basic and diluted income (loss) per common share	$(.09)

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2007 and 2006 was $1,502,000 and $1,719,000, respectively, increasing both basic and diluted loss $.04 and $.05 per share, respectively. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock grants was $1,554,000 and the related weighted-average period over which it is expected to be recognized is approximately two years.

Warranty Liability

The Company had a warranty liability of $1,325,000 and $1,835,000 at June 30, 2007 and 2006, respectively. We generally provide a 20-year product warranty on power output on all Uni-Solar products installed as part of pre-engineered solutions. Our accrued warranty liability also includes warranties previously provided on our machine-building and equipment products.

Allowance for Uncollectible Accounts

The Company had an allowance for uncollectible accounts of $538,000 and $691,000 at June 30, 2007 and 2006, respectively. Our allowance for uncollectible accounts includes a general percentage for uncollectible accounts based on the Company’s experience plus certain specific accounts for which an allowance is considered necessary.

Government Contracts, Reserves and Liabilities

The Company had a reserve for losses on government contracts of $1,899,000 and $2,343,000 at June 30, 2007 and 2006, respectively. Our reserves and liabilities for government contracts reflects amounts questioned in an audit of certain government contracts by the Defense Contract Audit Agency and a reserve to reflect our residual royalty obligations under an advanced development agreement. See Note E, “Liabilities,” of the Notes to our Consolidated Financial Statements.

See Note A, “Summary of Accounting Policies – Recent Pronouncements,” of the Notes to our Consolidated Financial Statements for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

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

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $205,282,000 and $403,816,000 of these investments (including cash equivalents) on June 30, 2007 and June 30, 2006, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2007, portfolio of approximately $253,000.

Item 8:	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Energy Conversion Devices, Inc.

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated when considered in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy Conversion Devices, Inc. and subsidiaries internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Southfield, Michigan

August 25, 2007

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2007	2006
CURRENT ASSETS
Cash, including cash equivalents of $80,278,000 at June 30, 2007 and $164,311,000 at June 30, 2006	$80,769,970	$164,961,982
Short-term investments	125,003,963	239,505,025
Accounts receivable (net)	36,497,575	27,885,115
Inventories	38,692,178	21,526,795
Assets held for sale	1,523,543	—
Other	2,396,014	1,552,336
TOTAL CURRENT ASSETS	284,883,243	455,431,253
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	23,382,529	15,753,035
Machinery and other equipment	129,186,752	64,394,232
Assets under capitalized leases	26,406,764	26,161,653
	178,976,045	106,308,920
Less accumulated depreciation and amortization	(41,992,111)	(35,965,977)
NET DEPRECIABLE ASSETS	136,983,934	70,342,943
Land	1,376,580	1,376,580
Construction in progress	173,008,798	66,511,334
TOTAL PROPERTY, PLANT AND EQUIPMENT	311,369,312	138,230,857
OTHER ASSETS	4,426,025	2,680,216
TOTAL ASSETS	$600,678,580	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,
	2007	2006
CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,267,171	$21,208,060
Salaries, wages and amounts withheld from employees	3,067,034	3,186,659
Restructuring reserve	3,630,634	—
Deferred revenues under business agreements	109,639	349,454
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	912,781	642,308
TOTAL CURRENT LIABILITIES	42,939,639	26,338,861
LONG-TERM LIABILITIES	25,795,875	25,594,088
LONG-TERM DEFERRED PATENT LICENSE FEE	6,190,480	7,142,860
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	75,171,654	59,321,469
COMMITMENTS (NOTE G)
STOCKHOLDERS’ EQUITY
Capital Stock
Common Stock, par value $0.01 per share:
Authorized - 100,000,000 shares at June 30, 2007 and 50,000,000 shares at June 30, 2006
Issued and outstanding – 39,796,910 shares at June 30, 2007 and 39,058,610 shares at June 30, 2006	397,969	390,586
Additional paid-in capital	854,160,702	840,538,799
Accumulated deficit	(329,018,559)	(303,787,620)
Accumulated other comprehensive income (loss)	(33,186)	(120,908)
TOTAL STOCKHOLDERS’ EQUITY	525,506,926	537,020,857
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600,678,580	$596,342,326

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
REVENUES
Product sales	$96,014,366	$84,430,664	$51,943,873
Royalties	3,323,062	4,245,754	5,332,003
Revenues from product development agreements	11,299,393	9,263,718	11,566,334
Revenues from product development agreements with related parties	634,786	781,867	6,086,176
Total revenues from product development agreements	11,934,179	10,045,585	17,652,510
Revenues from license agreements	1,047,380	1,322,365	80,784,380
Other	1,247,876	2,375,108	857,286
TOTAL REVENUES	113,566,863	102,419,476	156,570,052
EXPENSES
Cost of product sales	81,241,182	67,270,836	51,408,519
Cost of revenues from product development agreements	7,684,398	7,710,362	14,012,181
Product development and research	19,745,166	19,909,152	16,528,665
Patents (including patent defense)	2,902,249	2,788,171	2,585,624
Preproduction costs	3,613,825	426,506	—
Operating, general and administrative	35,178,677	31,535,115	28,652,097
Loss on disposal of property, plant and equipment	318,151	—	—
Restructuring charges	5,385,277	—	—
TOTAL EXPENSES	156,068,925	129,640,142	113,187,086
INCOME (LOSS) FROM OPERATIONS	(42,502,062)	(27,220,666)	43,382,966
OTHER INCOME (EXPENSE)
Interest income	17,542,780	8,671,098	1,400,461
Interest expense	(2,470)	(197,334)	(776,725)
Equity in losses of investment in Ovonyx	—	(150,000)	(100,000)
Impairment loss in Rare Earth Ovonic-China	—	—	(1,710,000)
Distribution from joint venture	—	—	8,000,000
Other nonoperating income (expense)	(269,187)	(13,344)	90,514
TOTAL OTHER INCOME (EXPENSE)	17,271,123	8,310,420	6,904,250
Net Income (loss) from continuing operations before income taxes and extraordinary item	(25,230,939)	(18,910,246)	50,287,216
Income taxes	—	—	825,414
Net Income (loss) from continuing operations before extraordinary item	(25,230,939)	(18,910,246)	49,461,802
Discontinued operations, net of tax benefit of $23,642 in 2005 (including gain on disposition of discontinued operations of $739,602 in 2006)	—	313,979	(1,392,630)
Extraordinary item, net of tax expense of $38,416	—	—	2,262,910
Net Income (Loss)	$(25,230,939)	$(18,596,267)	$50,332,082
Basic net income (loss) per share
Continuing operations	$(.64)	$(.58)	$1.80
Discontinued operations	—	.01	(.05)
Extraordinary item	—	—	.08
	$(.64)	$(.57)	$1.83
Diluted net income (loss) per share
Continuing operations	$(.64)	$(.58)	$1.67
Discontinued operations	—	.01	(.05)
Extraordinary item	—	—	.08
	$(.64)	$(.57)	$1.70

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three years ended June 30, 2007

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

Three years ended June 30, 2007

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

(Continued on next page)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three years ended June 30, 2007

(CONTINUED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Com- prehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount

Balance at July 1, 2006	39,058,610	$390,586	$840,538,799	$(303,787,620)	$(120,908)	$537,020,857
Net loss for year ended June 30, 2007				(25,230,939)		(25,230,939)
Unrealized gain on investments					56,918	56,918
Foreign currency translation gains					30,804	30,804
Comprehensive loss						(25,143,217)
Issuance of stock to directors	6,425	64	242,422			242,486
Common stock issued in connection with exercise of stock options	708,523	7,085	11,864,773			11,871,858
Stock options issued to nonemployees			18,369			18,369
Stock options issued to employees			1,439,652			1,439,652
Restricted stock	23,352	234	44,921			45,155
Stock expenses			(5,749)			(5,749)
Stock option modification			17,515			17,515
Balance at June 30, 2007	39,796,910	$397,969	$854,160,702	$(329,018,559)	$(33,186)	$525,506,926

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(25,230,939)	$(18,596,267)	$50,332,082
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,169,708	7,627,278	7,991,995
Depreciation on discontinued operations	—	—	76,759
Bad debt expense	9,817	289,767	309,512
Changes in government contracts and other reserves	(436,922)	1,063,776	—
Amortization of deferred nonrefundable patent license fee	(952,380)	(952,380)	(952,380)
Amortization of premium/discount on investments	529,012	(912,448)	—
Equity in losses of investment in Ovonyx	—	150,000	100,000
Impairment loss in Rare Earth Ovonic	—	—	1,710,000
Changes in nonrefundable advance royalties	—	(906,019)	(1,840,883)
Stock and stock options issued for services rendered	1,763,175	2,382,287	1,019,503
Tax credit relating to stock options	—	—	132,886
Gain on sale of discontinued operations	—	(739,602)	—
Loss on sales of investments	53,806	—	—
(Gain)/loss on sale of property, plant and equipment	196,812	(43,079)	(93,362)
Loss on equipment impairment	306,959	—	—
Foreign currency adjustment	—	132,644	—
Retirement liability	828,648	(104,255)	263,639
Long-term operating lease	19,206	4,629	148,352
Option received in exchange for license	—	—	(79,532,000)
Changes in working capital:
Accounts receivable	(8,590,289)	(8,642,407)	(4,931,818)
Inventories	(17,165,383)	(3,459,919)	(4,415,161)
Other assets	(2,370,971)	(822,342)	(84,062)
Current portion of deferred nonrefundable patent license fee	—	—	952,380
Accounts payable and accrued expenses	13,665,030	3,048,220	2,579,333
Restructuring reserve	3,630,634	—	—
Deferred revenues under business agreements	(239,815)	(938,814)	321,672
Deferred nonrefundable patent license fee	—	—	9,047,620
NET CASH USED IN OPERATING ACTIVITIES	(21,813,892)	(21,418,931)	(16,863,933)
INVESTING ACTIVITIES:
Reduction in restricted cash	—	—	1,150,000
Purchases of property, plant and equipment (including construction in progress)	(186,989,746)	(69,019,555)	(3,119,771)
Investment in Ovonyx	(200,000)	(150,000)	(100,000)
Other Investment	—	(150,000)	—
Insurance proceeds	—	—	98,745
Purchase of investments	(423,033,218)	(249,597,305)	(19,768,819)
Proceeds from maturities of investments	248,180,055	18,758,845	7,928,293
Proceeds from sale of discontinued operations	—	891,887	—
Proceeds from sales of investments	288,828,325	4,050,000	—
Proceeds from sale of property, plant and equipment	1,307	148,997	15,065
NET CASH USED IN INVESTING ACTIVITIES	(73,213,277)	(295,067,131)	(13,796,487)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations and assets under capitalized lease obligations	(849,676)	(398,413)	(333,368)
Proceeds from sales of stock and exercise of stock options and warrants, net of expenses	11,866,111	397,846,971	122,274,965
Exercise of option to purchase ECD stock	—	—	(19,913,680)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,016,435	397,448,558	102,027,917
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(181,278)	(296,085)	251,537
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,192,012)	80,666,411	71,619,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164,961,982	84,295,571	12,676,537
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,769,970	$164,961,982	$84,295,571

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, including capitalized interest	$2,124,805	$904,276	$776,725
Cash paid for income taxes	—	707,302	—
Noncash transactions:
Capitalized depreciation	325,820	—	—
Amounts due from sale of assets	—	438,887	—
Capital lease obligations to finance capital equipment	245,110	16,161,653	—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies

Nature of Business

Energy Conversion Devices, Inc. (ECD) commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned manufacturing and sales subsidiary United Solar Ovonic LLC (referred to as “United Solar Ovonic”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (Ovonic Battery) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of June 30, 2007, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (Chevron), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.5%-owned (or 30.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements for discussions of all of the Company’s major joint ventures and investments.

At June 30, 2007 and 2006, the Company’s investment in Cobasys is recorded at zero. The Company’s investment in Ovonyx is recorded at $200,000 at June 30, 2007 and zero at June 30, 2006. The Company will continue to carry its investment in each of these joint ventures at the current amounts until the venture becomes sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Discontinued Operations

In 2005, the Company, as part of its 2004 restructuring plan, decided to sell the assets of Ovonic Battery's metal hydride materials manufacturing business. At June 30, 2005, the Company reclassified the current net book value of these fixed assets as assets held for sale and ceased depreciating these assets. In December 2005, the Company sold Ovonic Battery's metal hydride materials manufacturing business to Great Western Technologies Inc. (“GWTI”) for installment payments totaling $906,000, with an initial payment of $453,000; a second payment of $271,800 made on December 12, 2006; and a third payment of $181,200 (discounted to $167,087) to be made no later than December 12, 2007. The Company recorded a gain on this sale of approximately $740,000 in the year ended June 30, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery's manufacturing plants. Ovonic Battery is subleasing a portion of one of these facilities.

For the two years ended June 30, 2006, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Statement (“SFAS”) No. 144:

	2006	2005
Revenues	$54,788	$217,602
Costs and expenses	(480,411)	(1,633,874)
Gain on disposition of discontinued operations	739,602	—
Income (loss) from discontinued operations before income taxes	313,979	(1,416,272)
Income taxes – benefit	—	23,642
Net income (loss) from discontinued operations	$313,979	$(1,392,630)

Reclassifications

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs. The specific activities under the restructuring plan include consolidating the photovoltaic machine-building activities into the United Solar Ovonic business segment; substantially reducing activities in the previous Ovonic Battery and ECD segments, rebalancing these activities with external revenue sources and consolidating the remaining activities into the new Ovonic Materials segment; and reducing general and administrative personnel and other costs. The plan is expected to yield the following principal benefits: reduce annual research and development and general and administrative costs by approximately $23 million when fully implemented by the end of fiscal year 2008; strengthen our United Solar Ovonic segment by aligning all of the key components for photovoltaic operations within a single, unified operating structure to lower capital and production costs and drive technology improvements; align our emerging technologies with our business goals in our new

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Ovonic Materials segment, while directing integrated research and development and administrative resources accordingly; and right-size and consolidate enterprise general and administrative activities to realize organizational synergies. The first phase of activities under the plan, from which most of the annual cost savings will be realized, was substantially complete as of June 30, 2007, and the Company incurred restructuring and other related charges in the fourth quarter of fiscal year 2007 of approximately $5 million in connection with this phase. Additional charges are expected in fiscal year 2008 in connection with the second, and final, phase of the plan, which will be fully completed by the end of fiscal year 2008.

As a result of the organizational restructuring, we are now reporting under two operating business segments – United Solar Ovonic and Ovonic Materials – and separately reporting our Corporate Activities. Significant changes, which reflect management’s current view of operations, from the presentation in prior reports include: consolidating the Production Technology and Machine Building Division (which was part of the previous ECD segment) into the United Solar segment; combining the previous ECD and Ovonic Battery segments (after restructuring and excluding Corporate Activities) into the new Ovonic Materials segment; separately reporting as Corporate Activities those operating, general and administrative expenses and certain miscellaneous revenues that had been included in the previous ECD and Ovonic Battery segments; and reporting applicable costs as operating, general and administrative expenses for both segments and for Corporate Activities, rather than allocating these costs to costs of revenues from product development agreements, and product development and research expenses. The operating results in this report, including prior period results, reflect this new reporting structure.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following schedule summarizes the unrealized gains and losses on the Company's short-term investments (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
June 30, 2007
Auction Rate Certificates	$36,100	$—	$—	$36,100
Corporate Bonds	74,882	27	(6)	74,903
Certificates of Deposit	14,001	1	(1)	14,001
	$124,983	$28	$(7)	$125,004
June 30, 2006
Auction Rate Certificates	$85,950	$—	$—	$85,950
Corporate Bonds	45,970	2	(15)	45,957
Corporate Notes	64,676	4	(8)	64,672
Certificates of Deposit	42,945	1	(20)	42,926
	$239,541	$7	$(43)	$239,505

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30, 2007		June 30, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$43,692	$43,696	$115,591	$115,566
Due after one year through five years	45,191	45,208	38,000	37,989
Due after five years	36,100	36,100	85,950	85,950
	$124,983	$125,004	$239,541	$239,505

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment. During the year ended June 30, 2007 and 2006, the Company incurred total interest costs of $2,125,000 and $903,000, respectively, of which $2,122,000 and $706,000, respectively, were capitalized as part of the new solar cell manufacturing equipment currently under construction.

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

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of June 30, 2007 and June 30, 2006 was $5,227,000 and $3,616,000, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Litigation

The company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these other legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations.

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

Product Sales

Product sales include revenues related to photovoltaic products, machine-building and equipment sales and nickel hydroxide. Revenues related to most machine-building and equipment sales contracts and sales related to other long-term contracts are recognized on the percentage-of-completion method of accounting using the costs incurred to date as a percentage of the total estimated costs. Generally, product sales are recognized under Ex-Works shipping terms (buyer is informed that goods are available for shipment). Some shipments to foreign customers have been made under Delivered Duty Prepaid terms where the customer takes delivery at the point of destination. All intersegment sales are eliminated in consolidation.

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

Overhead and Operating, General and Administrative Allocations

The Company does not allocate overhead and general and administrative expenses to product development and research expenses and to cost of revenues from product development agreements.

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

Other Nonoperating Income (Expense)

Other nonoperating income consists of amortization of deferred gains, rental income, and other miscellaneous income. Other nonoperating expense consists of losses on sales of investments and other miscellaneous expenses.

Stock-Based Compensation

As of June 30, 2007, ECD had established a number of stock option plans as discussed in Note J, “Stock Option Plans, Warrants and Other Rights to Purchase Stock” of the Notes to our Consolidated Financial Statements. Prior to fiscal 2006, ECD applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations in accounting for stock options granted under its stock option plans. Under the intrinsic value method, no compensation expense was recognized if the exercise price of stock options equaled the market price of the underlying stock

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under ECD's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In October 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for a grant as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of a grant to an individual employee is presumed to exist upon the grant's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of a grant (a) cannot be negotiated by the recipient with the employer because the grant is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. ECD has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Prior to the adoption of SFAS No. 123(R), ECD applied APB 25 to its stock-based compensation awards to employees. Had compensation costs for ECD’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No.123(R), the Company’s net income (loss) and net income (loss) per share for the year ended June 30, 2005 would have changed as follows:

Year Ended June 30, 2005
Loss from continuing operations before income taxes	$(2,535,000)
Loss from continuing operations	(2,535,000)
Net loss	(2,535,000)
Basic and diluted loss per common share	$(.09)

The weighted average fair value of the options granted during 2007, 2006 and 2005 is estimated as $330,000, $1,088,000 and $3,315,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend Yield	0%	0%	0%
Volatility %	67.89%	68.37%	62.29%
Risk-Free Interest Rate	4.62%	4.99%	3.55%
Expected Life	6.63 years	6.63 years	5.76 years

ECD has used the Black-Scholes option-pricing model both prior to and following the adoption of SFAS123(R). To determine expected volatility, ECD uses historical volatility based on daily closing prices of its common stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury seven-year Constant Maturity Rate. The company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The expected term of stock options is based on the vesting term of the options and expected exercise behavior.

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

	2007	2006	2005
Weighted average number of shares outstanding:
─ for basic net income (loss) per share	39,389,401	32,495,709	27,465,767
─ for diluted net income (loss) per share	39,389,401	32,495,709	29,661,847
Net income (loss) from continuing operations before income taxes and extraordinary item	$(25,230,939)	$(18,910,246)	$50,287,216
Income taxes	—	—	825,414
Net income (loss) from continuing operations before extraordinary item	(25,230,939)	(18,910,246)	49,461,802
Discontinued operations, net of tax benefit of $23,642 in 2005	—	313,979	(1,392,630)
Extraordinary item, net of tax expense of $38,416	—	—	2,262,910
Net income (loss)	$(25,230,939)	$(18,596,267)	$50,332,082
Basic net income (loss) per share
Continuing operations	$(.64)	$(.58)	$1.80
Discontinued operations	—	.01	(.05)
Extraordinary item	—	—	.08
	$(.64)	$(.57)	$1.83
Diluted net income (loss) per share
Continuing operations	$(.64)	$(.58)	$1.67
Discontinued operations	—	.01	(.05)
Extraordinary item	—	—	.08
	$(.64)	$(.57)	$1.70

Due to the Company’s net losses, the 2007 and 2006 weighted average shares of potential dilutive securities of 1,140,153 (including the weighted average of the restricted stock issued in the three months ended June 30, 2007) and 2,092,283, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additionally, securities of 510,501 were excluded from the 2005 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

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

Preproduction Costs

The Company recognizes in its Consolidated Statements of Operations costs in preparation for its new manufacturing facilities and equipment as preproduction costs. These costs include training of new employees, supplies and other costs for the new manufacturing facilities in advance of the commencement of manufacturing.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective beginning in the Company’s first quarter of fiscal year 2008. The Company is currently evaluating the impact of adopting FIN 48. The Company believes that the adoption of FIN 48 will not have any material impact on its financial position or results of operations. However, the Company’s evaluation of the impact of FIN 48 is continuing, and is subject to revision when the Company completes its analysis.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Restructuring Charges and Assets Held for Sale

The Company recorded restructuring charges totaling $5,385,000 in 2007. The first phase of our restructuring plan was substantially complete as of June 30, 2007. The impact of the charges was $.14 per share in 2007.

The restructuring charges were principally associated with management’s decision to consolidate and redesign its business activities, which are included in the Consolidated Statement of Operations. The charges were primarily for severance and costs associated with the closing of facilities.

As part of the restructuring plan, approximately 100 positions were eliminated principally from the Ovonic Materials and Corporate Activities segments. The majority of the estimated savings impacted research and development expenses. All of the restructuring charges are included in Corporate Activities.

In addition, as part of the restructuring, the Company will no longer be using its Wafer Lab equipment. This equipment, with a net book value of approximately $1,524,000, is currently classified as Assets Held for Sale and the Company is in negotiations with interested parties for the sale of this equipment at a sale price of more than the net book value of this equipment.

We expect to incur additional restructuring costs of approximately $3-5 million in fiscal year 2008 related to the final phase of our restructuring plan, which is expected to be fully completed in fiscal year 2008.

Restructuring Reserves

The following summarizes activity in the Company’s restructuring reserve through June 30, 2007.

(In Millions)	Employee- Related Expenses	Other Expenses	Total
Balance July 1, 2006	$—	$—	$—
Charges	3,927,939	1,457,338	5,385,277
Utilization or payment	(1,044,205)	(710,438)	(1,754,643)
June 30, 2007	$2,883,734	$746,900	$3,630,634

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	June 30,	June 30,
	2007	2006
Billed
Trade	$27,827,263	$22,244,261
Related parties	322,105	228,310
Other	2,248,228	1,038,267
Subtotal	30,397,596	23,510,838
Unbilled
Trade	1,544,162	145,532
Related parties	85,905	91,749
Other	5,007,912	4,827,996
Subtotal	6,637,979	5,065,277
Less allowance for uncollectible accounts	(538,000)	(691,000)
	$36,497,575	$27,885,115

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	June 30,	June 30,
	2007	2006
Finished products	$16,399,784	$2,034,485
Work in process	5,495,945	3,607,559
Raw materials	16,796,449	15,884,751
	$38,692,178	$21,526,795

The above amounts include an allowance for obsolescence of $1,870,000 and $1,164,000 as of June 30, 2007 and 2006, respectively.

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

As part of the settlement, ECD and Cobasys collectively received $30,000,000 of license fees. ECD and its subsidiary, Ovonic Battery, received a $10,000,000 license fee from MEI and PEVE. This fee was recorded as a deferred patent license fee in July 2004 and is being amortized to income over 10.5 years. The Company recognized $952,000 as revenues from license agreements in each of the years ended June 30, 2007, 2006 and 2005 in connection with the amortization of this fee. In addition, Cobasys received a $20,000,000 license fee from MEI, PEVE and Toyota. Upon receipt of the license fee, Cobasys made an $8,000,000 distribution each to Ovonic Battery and Chevron representing a partial reimbursement of legal expenses. The Company recorded this $8,000,000 as a distribution from joint venture in the year ended June 30, 2005.

The Company recorded revenues from Cobasys of $845,000, $1,047,000 and $2,033,000 for the years ended June 30, 2007, 2006 and 2005, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

The following sets forth certain financial data regarding Cobasys that are derived from its financial statements:

COBASYS LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Product and prototype revenues	$14,411,933	$1,641,695	$1,170,140
Cost of product and prototype revenues	33,271,919	9,981,630	9,006,484
Loss on inventory impairment	4,208,682	—	—
Gross loss	(23,068,668)	(8,339,935)	(7,836,344)
Operating Expenses
Engineering, research and development	28,673,820	20,494,177	19,514,620
Sales and marketing costs	2,775,179	2,908,388	3,048,212
General and administrative costs	13,830,124	8,834,784	7,022,226
Depreciation and amortization	4,990,310	3,693,766	3,206,142
Loss on asset impairment and disposal	175,472	526,628	3,195,786
Total operating expenses	50,444,905	36,457,743	35,986,986
Other Income:
Contract research revenue	5,726,230	887,793	770,941
Licensing revenue	1,904,760	1,904,761	1,904,762
Royalty and other revenues	1,369,056	418,287	34,706
Total other income	9,000,046	3,210,841	2,710,409
Loss from operations	(64,513,527)	(41,586,837)	(41,112,921)
Interest Expense	(10,841,351)	(3,735,657)	(164,061)
Net Loss	$(75,354,878)	$(45,322,494)	$(41,276,982)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

COBASYS LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	June 30,	June 30,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978,447	$517,205
Accounts receivable, net	4,930,018	2,754,788
Inventories, net	12,932,135	7,206,389
Prepaid expenses and other current assets	697,093	453,546
Note receivable – current portion	75,094	107,453
Total Current Assets	19,612,787	11,039,381
NET PROPERTY, PLANT AND EQUIPMENT	69,101,369	42,749,728
ASSETS HELD FOR SALE	33,251	33,251
CASH SURRENDER VALUE OF LIFE INSURANCE	1,044,343	673,414
NOTE RECEIVABLE – NONCURRENT PORTION	—	75,094
TOTAL ASSETS	$89,791,750	$54,570,868
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,416,619	$6,006,874
Accounts payable – related party	327,317	12,922
Accrued expenses	13,973,788	2,990,925
Deferred revenue – current portion	2,067,468	1,936,762
Current installments of obligations under capital lease	15,395	14,424
Total Current Liabilities	26,800,587	10,961,907
LONG-TERM LIABILITIES
Deferred revenue – noncurrent portion	12,930,623	14,423,014
Redeemable preferred interest – related party	168,345,854	71,623,539
Obligations under capital lease, net of current installments	1,483	18,196
Other noncurrent liabilities	1,174,231	1,650,362
Total Long-Term Liabilities	182,452,191	87,715,111
TOTAL LIABILITIES	209,252,778	98,677,018
MEMBERS’ DEFICIT	(119,461,028)	(44,106,150)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$89,791,750	$54,570,868

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

Ovonyx

As of June 30, 2007, ECD owns 39.5% (or 30.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) of Ovonyx, Mr. Tyler Lowrey and his colleague own 39.5%, and Intel Capital and other investors own the remainder of the shares outstanding. ECD is entitled to receive 0.5% of Ovonyx annual gross revenues.

ECD recorded revenues from Ovonyx of $705,000, $493,000 and $272,000, respectively, for the years ended June 30, 2007, 2006 and 2005 representing services provided to this joint venture.

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

For the year ended June 30, 2005, the Company recorded revenues of $4,089,000 for services provided to this joint venture, primarily for market development and advanced product development work.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

Ovonic Battery has three contracts totaling $63,600,000 for supplying equipment and technology to its Rare Earth Ovonic joint ventures in China. As of June 30, 2007, Ovonic Battery has received payments totaling $59,484,000 under the three contracts. In December 2004, the Company reviewed its estimates to complete the equipment under the Rare Earth Ovonic contracts. As a result of this review and the changes in estimates, the Company reduced its estimated margin from 12% to 8%. This resulted in a reduction in the cumulative revenue recognized for these contracts at June 30, 2005 of approximately $2,668,000. At June 30, 2007, these contracts are complete and the Company has recognized all revenues under these contracts.

The Company recorded revenues from Rare Earth Ovonic of $759,000 and ($595,000) for the years ended June 30, 2006 and 2005, respectively.

NOTE E – Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007		2006	2005
Liability at beginning of the period	$1,835,136		$1,635,532	$1,945,934
Amounts accrued for as warranty costs	(291,764	)*	382,980	(105,737	)*
Warranty claims	(217,920)		(183,376)	(204,665)
Liability at end of period	$1,325,452		$1,835,136	$1,635,532

*	During the years ended June 30, 2007 and 2005, the Company revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2003. In its reports, DCAA questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In August 2005, the Company was requested to provide additional information to the Department of Energy (“DOE”) in support of the allowability of these items in dispute with DCAA. In December 2005, the Company provided the requested information to DOE. In June 2006, the Company received a final determination letter from DOE on some of these matters. In some

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E– Liabilities (Continued)

matters DOE agreed with the Company’s position and in some matters DOE agreed with the DCAA position. Based on their determination, in June 2006, the Company reduced its reserve by $573,000. The Company has a reserve of $1,899,000 and $2,343,000 at June 30, 2007 and 2006, respectively.

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

Long-Term Liabilities

A summary of the Company's long-term liabilities is as follows:

	June 30,
	2007	2006
Capital leases	$24,252,204	$24,727,722
Long-term retirement	2,275,341	1,280,692
Other	347,111	227,982
	26,874,656	26,236,396
Less amounts included in current liabilities	1,078,781	642,308
Total Long-Term Liabilities	$25,795,875	$25,594,088

Capital Leases

The Company has two principal capital leases, both for United Solar Ovonic facilities. One lease, entered into in April 2001, is for 15 years with two renewal terms of five years each subject to certain provisions. This lease, which is for United Solar Ovonic’s headquarters and the first Auburn Hills manufacturing facility, was recorded in 2001 as a capitalized lease asset and a capital lease liability in the amount of $10,000,000, representing the net present value of all lease payments. The other lease, entered into in June 2005, is for 10 years with an option for an additional 10 years. This lease, which is for United Solar Ovonic’s second manufacturing facility, was recorded in 2006 as a capitalized lease asset and a capital lease liability in the amount of $15,900,000, representing the fair market value of this facility.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities (Continued)

Operating Leases

The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2007, 2006 and 2005 was approximately $3,084,000, $2,658,000 and $2,668,000, respectively.

Savings Plan

ECD and its subsidiaries are participating in qualified 401(k) plans that are available to all employees. ECD and Ovonic Battery matched participants’ contributions at a rate of 100% of the first 2% of the participant’s compensation and 50% of the next 4% of the participant’s compensation. United Solar Ovonic matched 50% of the first 8% of the participant’s compensation through December 31, 2006, and 100% of the first 3% and 50% of the next 2% thereafter. The Company’s matching contributions were $1,253,000, $1,094,000 and $1,031,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Future Minimum Payments

Future minimum payments on obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2007 are as follows:

	Capital Leases	Operating Leases
2008	$3,190,157	$4,443,515
2009	3,157,629	4,531,957
2010	3,051,944	4,286,625
2011	3,093,434	3,512,133
2012	3,147,321	2,766,704
Thereafter	31,714,760	16,213,170
TOTAL	47,355,245	$35,754,104
Less interest included above	23,103,042
Present value of minimum payments	$24,252,203

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – Line of Credit

As of June 30, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $4,000,000. This line of credit was amended in August 2007 to, among other things, increase availability to $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, is secured by a security interest in certain of our inventory and requires maintaining a $5,000,000 minimum investment balance. At June 30, 2007, we had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new 30MW solar manufacturing equipment being installed in Greenville, Michigan, and Tijuana, Mexico. The Company’s total obligations under purchase commitments at June 30, 2007, were $63,091,000 ($58,281,000 of which was due within one year and $4,810,000 thereafter).

NOTE H – Royalties, Nonrefundable Advance Royalties and License Agreements

The Company has business agreements with third parties and with related parties for which royalties and revenues are included in our Consolidated Statements of Operations.

At both June 30, 2007 and 2006, the Company deferred recognition of revenue in the amount of $245,660 relating to nonrefundable advance royalty payments.

Creditable royalties earned and recognized as revenue in 2006 and 2005 were $904,000 and $1,811,000, respectively, related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

Fiscal years 2007 and 2006 included license fees of $952,000 resulting from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). There were also new license agreements in 2007 and 2006, principally with new licensees in China.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Royalties, Nonrefundable Advance Royalties and License Agreements (Continued)

Fiscal year 2005 included license fees resulting from the recognition of revenue of $79,532,000 as a one-time, noncash license fee and $952,000 resulted from the amortization over 10.5 years of the $10,000,000 payment received in the MEI settlement (see Note D). The Company also received $300,000 in new license fees with respect to the award of patent license agreements with several Chinese companies related to its consumer NiMH batteries in fiscal year 2005.

NOTE I – Capital Stock

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

As part of an employment agreement among ECD, Ovonic Battery and Mr. Stanford R. Ovshinsky, our co-founder, ECD granted Mr. Ovshinsky the right to vote the shares of Ovonic Battery held by ECD following a change in control of ECD. For purposes of this agreement, change in control means (i) any sale, lease, exchange or other transfer of all or substantially all of ECD's assets, (ii) the approval by ECD stockholders of any plan or proposal of liquidation or dissolution of ECD, (iii) the consummation of any consolidation or merger of ECD in which ECD is not the surviving or continuing corporation, (iv) the acquisition by any person of 30% or more of the combined voting power of the then-outstanding securities having the right to vote for the election of directors, (v) changes in the constitution of the majority of the Board of Directors, (vi) the holders of the Class A Common Stock ceasing to be entitled to exercise their preferential voting rights other than as provided in ECD's charter and (vii) bankruptcy. The agreements are automatically renewable for successive one-year terms unless terminated by Mr. Ovshinsky or ECD or Ovonic Battery by giving notice of termination 120 days in advance of renewal date.

Pursuant to his employment agreement with Ovonic Battery, Mr. Ovshinsky was granted stock options to purchase 186 shares of Ovonic Battery’s common stock, exercisable at a price of $16,129 per share, representing approximately 6% of Ovonic Battery’s outstanding common stock. Effective August 31, 2007, Mr. Ovshinsky will surrender for termination such outstanding option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Capital Stock (Continued)

In March 2006, ECD sold 8,050,000 shares of common stock in connection with a public offering, including an over-allotment option exercised by the underwriters, and received net proceeds of approximately $360,854,000. Of the 8,050,000 shares, 383,072 shares were sold by certain officers and directors for which ECD did not receive any proceeds other than the aggregate option exercise price of approximately $4,668,000. Immediately following the completion of the offering, each of the directors and officers owned shares equal to or greater than the number of shares owned prior to the public offering.

In February 2005, ECD completed an $82,106,212 (net of expenses) private placement of its Common Stock. ECD sold 5,090,000 shares of Common Stock at a price of $17.25 per share to institutional investors. On May 16, 2005, ECD used $19,913,680 of the net proceeds to exercise its option to purchase for $4.55 per share the 4,376,633 shares of ECD's Common Stock held by Chevron.

ECD received $22,296,000 and $27,443,000 in 2006 and 2005, respectively, from the exercise of warrants.

During the years ended June 30, 2007, 2006 and 2005, ECD issued 6,425, 1,440 and 1,876 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon fair market value of these shares at the date of issuance, for the years ended June 30, 2007, 2006 and 2005 of approximately $242,000, $60,000 and $35,000, respectively, relating to these restricted shares of Common Stock.

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock

ECD has Common Stock reserved for issuance as follows:

	Number of Shares
	June 30, 2007	June 30, 2006
Stock options	2,568,747	3,239,559
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,973,957	3,644,769

ECD has three shareholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grants, the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grants, and the 2006 Stock Incentive Plan (the “2006 Plan”) pursuant to which 1,000,000 shares are reserved for grants. ECD issues new shares to satisfy stock option exercises.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

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

The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of ECD and its subsidiaries. The Committee will determine the conditions to the exercisability of each option and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than ten years after its date of grant, except that an incentive option granted to a participant owning more than 10% of ECD’s voting shares will be exercisable for no more than five years after its date of grant.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2007 and 2006 were $1,502,000 and $1,719,000, respectively, increasing both basic and diluted loss $.04 and $.05 per share, respectively. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock grants was $1,554,000 and the related weighted-average period over which it is expected to be recognized is approximately two years.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

A summary of the transactions during the fiscal years 2007, 2006 and 2005 with respect to ECD’s 1995 and 2000 Stock Option Plans follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2004	3,065,458	$16.83	$625,511	5.18
Granted	292,500	19.81
Exercised	(1,028,883)	12.26
Expired	(41,210)	21.24
Forfeited	(19,230)	14.93
Outstanding at June 30, 2005	2,268,635	$19.23	$7,520,259	6.15
Granted	36,748	$43.77
Exercised	(897,895)	19.86
Expired	(54,800)	15.94
Forfeited	(3,425)	12.62
Outstanding at June 30, 2006	1,349,263	$19.63	$22,935,128	6.10
Granted	15,000	$32.90
Exercised	(381,623)	18.87
Expired	(1,500)	11.98
Forfeited	(14,300)	26.40
Outstanding at June 30, 2007	966,840	$20.05	$10,901,717	4.86

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

The table below sets forth stock options exercisable during the three years ended June 30, 2007, 2006 and 2005:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Exercisable at June 30, 2005	1,720,345	$20.40	$3,779,110	5.34
Exercisable at June 30, 2006	1,013,245	$19.86	$16,789,349	5.44
Exercisable at June 30, 2007	858,542	$19.48	$9,923,559	4.46

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

In September 1993, ECD entered into Stock Option Agreements with Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky granting each an option to purchase 150,000 shares (321,294 as of June 30, 2007) and 100,000 shares (123,965 as of June 30, 2007), respectively. The weighted average exercise price of the outstanding stock options is $18.25 per share at June 30, 2007.

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

In May 2007, the Compensation Committee and the Board of Directors of the Company extended the expiration date of 155,465 stock options for the benefit of Dr. Ovshinsky’s estate from August 16, 2007 to August 16, 2008. The applicable expense recorded by the Company associated with this modification was not material. The company has a liability recorded related to the modification of stock option grants which are considered financial instruments and adjusted to fair value at each reporting period, and the company is subject to losses as a result of fluctuations in the value of these options.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

A summary of the transactions during the fiscal years ended June 30, 2007, 2006 and 2005 with respect to the above Agreements follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2004	770,401	$14.17	(2)	(3)
Granted	100,330	21.27
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2005	870,731	$14.99	$6,439,038	(3)
Granted	—
Exercised	(218,572)	$7.01
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2006	652,159	$17.66	$12,241,480	(3)
Granted	—
Exercised	(206,900)	$16.38
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2007	445,259	$18.25	$5,595,637	(3)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	The weighted average exercise price exceeds the market value of the underlying stock.
(3)	Twelve months after termination of employment other than voluntary termination. Of the 445,259 shares, 123,965 shares owned by the estate of Dr. Ovshinsky expire on August 16, 2008.

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

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

exercised from time to time, in whole or in part, commencing as of the date of the Stock Option Agreement and ending on the tenth anniversary of such date.

A summary of the transactions during the fiscal years ended June 30, 2007, 2006 and 2005 with respect to the above Agreement follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2004	300,000	$10.688	$171,600	4.54
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2005	300,000	$10.688	$3,507,600	3.55
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2006	300,000	$10.688	$7,722,600	2.55
Exercised	(120,000)
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2007	180,000	$10.688	$3,623,760	1.55

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the fiscal years ended June 30, 2007 and 2006 were as follows:

	Year Ended June 30,
	2007	2006
Weighted average fair value of options granted	$330,417	$1,088,024
Total intrinsic value of stock options exercised	$13,730,024	$17,857,237

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

As of June 30, 2007 and June 30, 2006, there were 338,000 and 430,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $3,612,544 and $4,595,840, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

In May 2007, the Company awarded 23,352 shares of restricted stock to certain officers and an employee pursuant to the 2006 Stock Incentive Plan. The value ($838,804) of these restricted shares is being amortized over their three-year vesting period. The amount of expense recorded in 2007 applicable to these shares was $45,155.

Warrants

As of June 30, 2007 and 2006, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

In connection with the sale of units in fiscal year 2004, ECD issued warrants to purchase 3,266,254 shares of Common Stock to three institutional investors and a warrant to purchase 90,481 shares of Common Stock to the placement agent. Each warrant gave the holder the right to purchase a share of ECD Common Stock for $13.96, if exercised on or prior to May 2, 2005, and for $16.03, if exercised at any time thereafter but prior to October 31, 2006. As a result of the exercise of the warrants by the warrantholders, ECD received $22,296,000 in fiscal 2006 and $27,443,000 in fiscal 2005.

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

NOTE K – Federal Taxes on Income

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

Due to the transaction with Chevron (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements) and the recognition of $79,532,000 in revenue from the license with Cobasys, the Company had an alternative minimum tax liability of $840,000 as of June 30, 2005. The Company used the effective alternative minimum tax rate of 2% in computing the income tax expense.

Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2007	2006
	(in thousands)
Deferred tax asset:
Basis difference in intangibles	$12,557	$16,518
Equity losses in subsidiaries	4,107	4,107
NOL carryforward	112,197	94,740
R&D credit carryforward	211	487
AMT credit carryforward	1,363	1,363
All other	4,637	3,882
	135,072	121,097
Deferred tax liability:
Basis and depreciation differences of property	(5,283)	(8,292)
All other	(218)	(131)
Net deferred tax asset	129,571	112,674
Valuation allowance	(129,571)	(112,674)
Net deferred tax asset	$—	$—

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Federal Taxes on Income (Continued)

The Company's valuation allowance increased by $16,897,000 in 2007 and $14,008,000 in 2006, and decreased by $10,900,000 in 2005. The increases in the valuation allowance in 2007 and 2006 are mainly due to net operating losses and primarily comprise the difference between statutory and effective tax rates. The decrease in the valuation allowance in 2005 is mainly due to taxable income and the utilization of net operating losses.

At June 30, 2007, the Company's remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

	Net Tax Operating Loss Carryforward	R&D Credit Carryforward
2008	$7,983,000	$41,000
2009	11,923,000	30,000
2010	9,313,000	15,000
2011	6,854,000	40,000
2012	26,121,000	14,000
2013	12,447,000	29,000
2014	7,219,000	42,000
2015	—	—
2016	—	—
2017	—	—
2018	6,825,000	—
2019	993,000	—
2020	10,170,000	—
2021	4,674,000	—
2022	22,599,000	—
2023	36,846,000	—
2024	67,627,000	—
2025	—	—
2026	46,979,000	—
2027	51,417,000	—
Total	$329,990,000	$211,000

In addition, the Company has $1,363,000 in Alternative Minimum Credit Tax carryforwards that do not expire.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Federal Taxes on Income (Continued)

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

NOTE L – Business Segments

Effective April 1, 2007, we organized our business into two operating business segments, United Solar Ovonic (including ECD’s previous Production Technology and Machine Building Division) and Ovonic Materials (including ECD’s previous business activities, but excluding Production Technology and Machine Division and Corporate activities, and Ovonic Battery’s previous business activities). In addition to these two operating segments, there are certain Corporate Activities, including our investments in our two joint ventures, Cobasys LLC and Ovonyx, Inc., which are not allocated to the above segments. In connection with this restructuring, and in accordance with management’s view of operations, certain costs (operating, general and administrative and other costs) previously allocated to the costs of revenues from product development agreements, and to product development and research expenses are no longer allocated to these accounts, but are included in operating, general and administrative expenses (for both segments and for Corporate Activities). In summary, the United Solar Ovonic segment amounts have basically remained the same except for the inclusion of the Machine Division (including the absorption of certain warranty costs incurred by the Machine Division in connection with the United Solar Ovonic machines, which reduced United Solar Ovonic’s gross margin slightly). The new Ovonic Materials segment amounts represent the combining of the previous ECD and Ovonic Battery segments (except for operating, general and administrative expenses and certain miscellaneous revenues, both of which are now part of Corporate Activities). Accordingly, we have restated prior period segment information to conform to the current-period presentation.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Business Segments (Continued)

	Financial Data (in thousands)
	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Year ended June 30, 2007	$98,363	$14,635	$1,147	$(578)	$113,567
Year ended June 30, 2006	87,508	13,451	1,920	(460)	102,419
Year ended June 30, 2005	58,718	97,697	480	(325)	156,570
Operating Income (Loss)
Year ended June 30, 2007	$1,962	$(13,706)	$(28,769)	$(1,989)	$(42,502)
Year ended June 30, 2006	8,187	(14,819)	(19,798)	(791)	(27,221)
Year ended June 30, 2005	(4,171)	67,850	(20,843)	547	43,383
Depreciation Expense
Year ended June 30, 2007	$10,007	$1,478	$764	$(79)	$12,170
Year ended June 30, 2006	5,556	1,429	643	—	7,628
Year ended June 30, 2005	6,042	1,735	932	(640)	8,069
Capital Expenditures
Year ended June 30, 2007	$188,991	$440	$245	$(2,116)	$187,560
Year ended June 30, 2006	83,730	1,063	1,236	(848)	85,181
Year ended June 30, 2005	2,671	305	144	—	3,120
Identifiable Assets
Year ended June 30, 2007	$404,905	$9,383	$211,996	$(25,605)	$600,679
Year ended June 30, 2006	180,217	8,078	460,645	(52,598)	596,342
Year ended June 30, 2005	86,331	9,573	151,120	(48,961)	198,063

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Year Ended June 30,
	2007	2006	2005
United States	$52,531,109	$47,007,251	$122,902,029
Germany	32,407,135	35,429,666	18,370,383
China	5,574,772	3,634,989	1,966,506
Japan	3,824,357	4,700,483	5,727,884
Italy	12,893,260	1,616,256	309,324
Other countries	6,336,230	10,030,831	7,293,926
	$113,566,863	$102,419,476	$156,570,052

The composition of the Company's property, plant and equipment, net of accumulated depreciation, is principally in the United States as of June 30, 2007, 2006 and 2005.

Sales to Solar Integrated Technologies Inc. represented 11%, 21% and 33% of our product sales in the United Solar Ovonic segment in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Biohaus PV Handels GmbH represented 14% of our product sales in this segment for each of the fiscal years ended June 30, 2007 and 2006 and 4% for the fiscal year ended June 30, 2005.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – Quarterly Financial Data (Unaudited)

(In thousands, except for per-share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Year Ended June 30, 2007
Revenues	$27,182	$22,947	$27,429	$36,009	$113,567
Operating loss	(7,344)	(7,876)	(10,980)	(16,302)	(42,502)
Net loss from continuing operations and net loss	$(2,302)	$(2,913)	$(6,871)	$(13,145)	$(25,231)
Basic net loss per share
From continuing operations and net loss	$(.06)	$(.07)	$(.17)	$(.33)	$(.64)
Diluted net loss per share
From continuing operations and net loss	$(.06)	$(.07)	$(.17)	$(.33)	$(.64)
Year Ended June 30, 2006
Revenues	$23,248	$24,285	$26,957	$27,929	$102,419
Operating loss	(6,784)	(7,063)	(7,454)	(5,920)	(27,221)
Net loss from continuing operations	(6,208)	(6,307)	(5,626)	(769)	(18,910)
Gain (loss) from discontinued operations	(258)	572	—	—	314
Net loss	$(6,466)	$(5,735)	$(5,626)	$(769)	$(18,596)
Basic net income (loss) per share
From continuing operations	$(.21)	$(.21)	$(.17)	$(.02)	$(.58)
From discontinued operations	(.01)	.02	—	—	.01
	$(.22)	$(.19)	$(.17)	$(.02)	$(.57)
Diluted net income (loss) per share
From continuing operations	$(.21)	$(.21)	$(.17)	$(.02)	$(.58)
From discontinued operations	(.01)	.02	—	—	.01
	$(.22)	$(.19)	$(.17)	$(.02)	$(.57)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Subsequent Events

On August 1, 2007, the Company appointed Mark D. Morelli as President and Chief Executive Officer and a member of its Board of Directors, effective September 1, 2007. Mr. Morelli will receive stock awards under the Company’s 2006 Stock Incentive Plan: 75,000 nonqualified stock options vesting over four years, 30,000 shares of restricted stock vesting on the third anniversary of the grant date, and 30,000 vested market performance-based restricted shares.

On August 23, 2007, ECD announced that Stanford R. Ovshinsky, its co-founder, principal inventor, Chief Scientist and Technologist, will retire effective August 31, 2007.

Under the terms of employment agreements, Mr. Ovshinsky will receive compensation at 50% of his current base rate of $368,000 per year, together with medical and other specified benefits. Expenses of $1,000,000 were accrued at June 30, 2007 representing the total estimated present value of this deferred compensation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2007, the Company maintained effective internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Energy Conversion Devices, Inc.

We have audited the internal control over financial reporting of Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Energy Conversion Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 25, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

August 25, 2007

Item 9B:	Other Information

Not applicable.

PART III

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 27, 2007 (the “2007 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2007 Proxy Statement is incorporated herein by reference.

Item 10:	Directors, Executive Officers and Corporate Governance

The information relating to directors and executive officers will be included under “Election of Directors” and “Executive Officers of the Registrant” in the Proxy Statement and is incorporated herein by reference.

The information relating to compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.

Corporate Governance

The information relating to the identification of the audit committee, audit committee expert and director nomination procedures will be included under “Board Meetings and Committees” in the 2007 Proxy Statement and is incorporated herein by reference.

The charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Finance Committee are available on our website at www.ovonic.com and are available to any stockholder upon request to the Corporate Secretary. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

The information relating to compensation will be included under “Director Compensation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” ”Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Security Ownership of Certain Beneficial Owners and Management” and under “Equity Compensation Plans” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions will be included under “Transactions with Related Persons” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information required by this item will be included under “Disclosure of Fees Paid to Independent Auditors” in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements:
Page

The following is included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	41, 87
2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	96

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

(b)
3.3	Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000	(c)
3.4	Certificate of Amendment to Certificate of Incorporation filed December 8, 2006, increasing the number of authorized shares from 50,000,000 to 100,000,000	(d)
3.5	Bylaws in effect as of September 25, 2006	(e)
10.1	Executive Employment Agreement dated as of September 2, 1993 between the Company, Ovonic Battery Company, Inc. and Stanford R. Ovshinsky	(f)
10.2	Executive Employment Agreement dated as of September 2, 1993 between the Company and Stanford R. Ovshinsky	(g)

10.3	Stock Option Agreement by and between Ovonic Battery Company, Inc. and Stanford R. Ovshinsky dated as of November 18, 1993	(h)
10.4	Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated as of November 18, 1993	(i)
10.5	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan	(j)
10.6	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan	(k)
10.7	Executive Employment Agreement, Restricted Stock Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel	(l)
10.8	Amendment No. 2 to Stock Option Agreement by and between the Company and Stanford R. Ovshinsky dated as of June 27, 2005	(m)
10.9	Amendment to Executive Employment Agreement dated as of June 27, 2005, between the Company and Stanford R. Ovshinsky	(n)
10.10	Amendment to Executive Employment Agreement dated as of June 27, 2005, between the Company, Ovonic Battery Company, Inc. and Stanford R. Ovshinsky	(o)
10.11	Amended and Restated Operating Agreement of Cobasys LLC dated as of December 2, 2004 by and between ChevronTexaco Technology Ventures, LLC and Ovonic Battery Company, Inc.	(p)
10.12	Severance agreement as of June 5, 2006 by and between Sanjeev Kumar and the Company	(q)
10.13	Severance agreement as of June 5, 2006 by and between Jay B. Knoll and the Company	(r)
10.14	Energy Conversion Devices, Inc. 2006 Stock Incentive Plan	(s)
10.15	Energy Conversion Devices, Inc. Executive Severance Plan effective July 24, 2007	(t)
10.16	Form of Severance Plan Participation Agreement	(u)
10.17	Energy Conversion Devices, Inc. Annual Incentive Plan	(v)
10.18	Form of Stock Option Agreement	(w)
10.19	Form of Restricted Stock Agreement	(x)
10.20	Offer Letter dated July 25, 2007, Energy Conversion Devices, Inc. and Mark D. Morelli	(y)
21.1	List of all direct and indirect subsidiaries of the Company	98

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	99
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	100
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	101
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	102

Notes to Exhibit List

(a)	Filed as Exhibit 2-A to the Company’s Form 8-A and incorporated herein by reference.
(b)	Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.
(c)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(d)	Filed with the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.
(e)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 25, 2006 and incorporated herein by reference.
(f)	Filed as Exhibit 10.100 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.
(g)	Filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.
(h)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.
(i)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.
(j)	Filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(k)	Filed as Exhibit A to the Company’s Proxy Notice and Statement dated January 19, 2001.

(l)	Filed as Exhibits B, C and D, respectively, to the Company's Proxy Notice and Statement dated February 23, 1999.
(m)	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(n)	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(o)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
(p)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.
(q)	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2006 and incorporated herein by reference.
(r)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(s)	Filed as Exhibit A to the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.
(t)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(u)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(v)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(w)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(x)	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(y)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2007 and incorporated herein by reference.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions			Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Uncollectible Accounts:
Year Ended June 30, 2007	$691,000	$9,817		$56,781	$(219,598)	$538,000
Year Ended June 30, 2006	412,000	289,767		10,063	(20,830)*	691,000
Year Ended June 30, 2005	274,000	309,512			(171,512)*	412,000
Reserve for Losses on Government Contracts:
Year Ended June 30, 2007	$2,342,961	$134,356	$		$(578,147)	$1,899,170
Year Ended June 30, 2006	2,294,098	621,770			(572,907)**	2,342,961
Year Ended June 30, 2005	1,846,636	447,462				2,294,098
Reserve for Warranty:
Year Ended June 30, 2007	$1,835,136	$(291,764)	$		$(217,920)	$1,325,452
Year Ended June 30, 2006	1,635,532	382,980			(183,376)	1,835,136
Year Ended June 30, 2005	1,945,934				(310,402)	1,635,532
Reserve for Inventory Obsolescence:
Year Ended June 30, 2007	$1,163,833	$1,348,361	$		$(642,033)	$1,870,161
Year Ended June 30, 2006	418,995	1,518,284			(773,446)	1,163,833
Year Ended June 30, 2005	813,607	664,755			(1,059,367)	418,995

*	Represents partial write-off of uncollectible accounts.
**	Represents change in accounting estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
August 29, 2007	By: /S/ Robert C. Stempel
Robert C. Stempel
Chairman and Chief Executive Officer

/s/ Robert C. Stempel Robert C. Stempel	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2007
/s/ Sanjeev Kumar Sanjeev Kumar	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2007
/s/ Robert I. Frey Robert I. Frey	Director	August 29, 2007
/s/ William J. Ketelhut William J. Ketelhut	Director	August 29, 2007
/s/ Florence I. Metz Florence I. Metz	Director	August 29, 2007
/s/ Stanford R. Ovshinsky Stanford R. Ovshinsky	Chief Scientist and Technologist and Director	August 29, 2007
/s/ Stephen Rabinowitz Stephen Rabinowitz	Director	August 29, 2007
/s/ George A. Schreiber, Jr. George A. Schreiber, Jr.	Director	August 29, 2007