Form 10-Q
period 2007-09-30
ENERGY CONVERSION DEVICES INC
filed 2007-11-08
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

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

As of November 5, 2007, there were 39,977,215 shares of ECD’s Common Stock outstanding.

Page 1 of 44 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2007	2006
REVENUES
Product sales	$42,466,925	$22,857,874
Royalties	1,015,267	663,723
Revenues from product development agreements	2,876,947	3,105,254
Revenues from license agreements	513,095	258,095
Other revenues	169,387	297,298
TOTAL REVENUES	47,041,621	27,182,244
EXPENSES
Cost of product sales	35,068,581	18,009,928
Cost of revenues from product development agreements	1,708,768	2,013,711
Product development and research	3,462,409	4,741,179
Patents (including patent defense)	474,718	844,905
Preproduction costs	2,544,865	353,509
Operating, general and administrative (net)	11,219,809	8,562,622
Restructuring charges	2,515,792	—
TOTAL EXPENSES	56,994,942	34,525,854
LOSS FROM OPERATIONS	(9,953,321)	(7,343,610)
OTHER INCOME (EXPENSE)
Interest income	2,452,179	5,270,446
Other nonoperating expense	(59,681)	(228,511)
TOTAL OTHER INCOME	2,392,498	5,041,935
NET LOSS BEFORE INCOME TAXES	(7,560,823)	(2,301,675)
Income taxes	6,300	—
NET LOSS	$(7,567,123)	$(2,301,675)
Basic Net Loss Per Share	$(.19)	$(.06)
Diluted Net Loss Per Share	$(.19)	$(.06)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2007	2007
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $71,179,000 at September 30, 2007 and $80,278,000 at June 30, 2007	$71,698,903	$80,769,970
Short-term investments	84,274,168	125,003,963
Restricted investments	5,593,936	—
Accounts receivable (net)	44,889,638	36,497,575
Inventories	34,258,168	38,692,178
Assets held for sale	1,538,843	1,523,543
Other	3,456,318	2,396,014
TOTAL CURRENT ASSETS	245,709,974	284,883,243
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	31,070,685	23,382,529
Machinery and other equipment	128,023,815	129,186,752
Assets under capitalized leases	26,589,655	26,406,764
	185,684,155	178,976,045
Less accumulated depreciation and amortization	(44,996,340)	(41,992,111)
NET DEPRECIABLE ASSETS	140,687,815	136,983,934
Land	1,109,580	1,376,580
Construction in progress	195,515,265	173,008,798
TOTAL PROPERTY, PLANT AND EQUIPMENT	337,312,660	311,369,312
OTHER ASSETS	4,431,822	4,426,025
TOTAL ASSETS	$587,454,456	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,425,745	$34,267,171
Salaries, wages and amounts withheld from employees	4,153,048	3,067,034
Restructuring reserve	1,043,688	3,630,634
Deferred revenues under business agreements	213,007	109,639
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	997,586	912,781
TOTAL CURRENT LIABILITIES	35,785,454	42,939,639
LONG-TERM LIABILITIES	25,766,428	25,795,875
LONG-TERM RESTRUCTURING RESERVE	350,362	—
LONG-TERM DEFERRED PATENT LICENSE FEE	5,952,385	6,190,480
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	68,100,289	75,171,654
COMMITMENTS AND CONTINGENCIES (NOTES A AND G)
STOCKHOLDERS’ EQUITY
Capital Stock
Common Stock, par value $0.01 per share:
Authorized - 100,000,000 shares at September 30, 2007 and at June 30, 2007 Issued and outstanding – 39,924,680 shares at September 30, 2007 and 39,796,910 shares at June 30, 2007	399,247	397,969
Additional paid-in capital	855,694,400	854,160,702
Accumulated deficit	(336,585,682)	(329,018,559)
Accumulated other comprehensive income (loss)	(153,798)	(33,186)
TOTAL STOCKHOLDERS’ EQUITY	519,354,167	525,506,926
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$587,454,456	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(7,567,123)	$(2,301,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,692,740	1,981,723
Bad debt expense	250,323	1,051,121
Restructuring charge	663,800	—
Changes in government contracts and other reserves	7,763	39,997
Amortization of deferred nonrefundable patent license fee	(238,095)	(238,095)
Amortization of premium/(discount) on investments	(1,346)	533,977
Stock and stock options issued for services rendered	267,845	603,294
Loss/(Gain) on sales of assets	(2,849)	403,750
Loss on sales of investment	61,760	—
Retirement liability	(28,708)	(9,557)
Other	—	(9,946)
Changes in working capital:
Accounts receivable	(8,651,210)	(1,118,617)
Inventories	4,434,010	(1,458,957)
Other assets	(1,081,363)	(1,370,364)
Accounts payable and accrued expenses	(4,482,880)	2,146,773
Restructuring reserve	(2,236,584)	—
Deferred revenues under business agreements	103,368	(272,732)
NET CASH USED IN OPERATING ACTIVITIES	(14,808,549)	(19,308)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(30,118,375)	(26,472,729)
Purchases of investments	(42,400,000)	(222,798,488)
Proceeds from maturities of investments	66,759,906	100,178,722
Proceeds from sales of investments	10,609,798	47,250,000
Proceeds from sales of property, plant and equipment	9,935	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,861,264	(101,842,495)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations and assets under capitalized lease obligations	(251,699)	(129,702)
Proceeds from exercise of stock options	1,009,436	356,049
NET CASH PROVIDED BY FINANCING ACTIVITIES	757,737	226,347
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	118,481	33,421
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,071,067)	(101,602,035)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,769,970	164,961,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,698,903	$63,359,947

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$53,643	$—
Cash paid for interest, including capitalized interest	581,576	345,762
Noncash transactions:
Capital lease obligations to finance capital equipment	182,891	—
Depreciation allocated to construction in progress	—	195,492

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K, which is available on the Company’s website www.ovonic.com.

Nature of Business

Energy Conversion Devices, Inc. (“ECD”) commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiary United Solar Ovonic LLC (referred to as “United Solar Ovonic”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of September 30, 2007, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (“CTV”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.3%-owned (or 30.8% on a fully diluted basis after giving effect to exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements for discussions of all of the Company’s major joint ventures and investments.

At September 30 and June 30, 2007, the Company’s investment in Cobasys is recorded at zero. The Company’s investment in Ovonyx is recorded at $200,000 at September 30 and June 30, 2007. The Company will continue to carry its investments in these joint ventures at the current amounts until the ventures become sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

ventures, and will recognize its share of each venture’s profits or losses on the equity method of accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

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

Restructuring

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs. The specific activities under the restructuring plan include consolidating the photovoltaic machine-building activities into the United Solar Ovonic business segment; substantially reducing activities in the previous Ovonic Battery and ECD segments, rebalancing these activities with external revenue sources and consolidating the remaining activities into the new Ovonic Materials segment; and reducing general and administrative personnel and other costs. The plan is expected to yield the following principal benefits: reduce annual research and development and general and administrative costs when fully implemented by the end of fiscal year 2008; strengthen our United Solar Ovonic segment by aligning all of the key components for photovoltaic operations within a single, unified operating structure to lower capital and production costs and drive technology improvements; align our emerging technologies with our business goals in our new Ovonic Materials segment, while directing integrated research and development and administrative resources accordingly; and right-size and consolidate our general and administrative activities to realize organizational synergies. Additional charges are expected in fiscal year 2008 in connection with the second, and final, phase of the plan, which will be fully completed by the end of fiscal year 2008.

Cash Equivalents

Cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Short-Term Investments

The Company has evaluated its investment policies consistent with Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its short-term investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments consist of auction rate certificates, corporate bonds and notes, and certificates of deposit which mature 91 days or more from date of acquisition.

The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value

September 30, 2007
Auction Rate Certificates	$44,300	$—	$—	$44,300
Corporate Bonds	3,600	1	—	3,601
Certificates of Deposit	36,453	9	(89)	36,373
	$84,353	$10	$(89)	$84,274
Restricted Investment – Corporate Bonds (all due after five years)	$5,594	$—	$—	$5,594
June 30, 2007
Auction Rate Certificates	$36,100	$—	$—	$36,100
Corporate Bonds	74,882	27	(6)	74,903
Certificates of Deposit	14,001	1	(1)	14,001
	$124,983	$28	$(7)	$125,004

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	September 30, 2007		June 30, 2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$14,681	$14,682	$43,692	$43,696
Due after one year through five years	25,372	25,292	45,191	45,208
Due after five years	44,300	44,300	36,100	36,100
	$84,353	$84,274	$124,983	$125,004

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment. During the quarters ended September 30, 2007 and 2006, the Company incurred total interest costs of $582,000 and $346,000, respectively, all of which were capitalized as part of the new solar cell manufacturing equipment currently under construction.

Impairment

Upon the identification of an event indicating potential impairment, the Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Financial Instruments

Due to the short-term maturities of cash equivalents, short-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value.

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

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Property, Plant, and Equipment

All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

Years
Buildings and improvements*	5 to 33
Machinery and other equipment	3 to 12.5
Assets under capitalized leases	3 to 20

*	Includes leasehold improvements which are amortized over the shorter of the balance of the lease term or the life of the improvement, ranging from one to 20 years.

Costs of machinery and other equipment acquired or constructed for a particular product development project, which have no alternative future use (in other product development projects or otherwise), are charged to product development and research costs as incurred.

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of September 30, 2007 and 2006 was $5,650,000 and $3,991,000, respectively.

Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations. See Note K, “Litigation,” and Note L, “Subsequent Event,” for additional information.

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

Product Sales

Product sales include revenues related to photovoltaic products and nickel hydroxide. Generally, product sales are recognized under Ex-Works shipping terms (buyer is informed that goods are available for shipment). All intersegment sales are eliminated in consolidation.

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

Business Agreements

Revenues are also derived through business agreements for the development and/or commercialization of products based upon the Company’s proprietary technologies. The Company has two major types of business agreements.

The first type of business agreement relates to licensing the Company’s proprietary technology. Licensing activities are tailored to provide each licensee with the right to use the Company’s technology, most of which is patented, for a specific product application or, in some instances, for further exploration of new product applications of such technologies. The terms of such licenses, accordingly, are tailored to address a number of circumstances relating to the use of such technology which have been negotiated between the Company and the licensee. Such

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

terms generally address whether the license will be exclusive or nonexclusive, whether the licensee is limited to very narrowly defined applications or to broader-based product manufacture or sale of products using such technologies, whether the license will provide royalties for products sold which employ such licensed technology and how such royalties will be measured, as well as other factors specific to each negotiated arrangement. In some cases, licenses relate directly to product development that the Company has undertaken pursuant to product development agreements; in other cases, they relate to product development and commercialization efforts of the licensee; and other agreements combine the efforts of the Company with those of the licensee.

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

In the second type of agreement, product development agreements, the Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Some of these projects have stipulated performance criteria and deliverables whereas others require “best efforts” with no specified performance criteria. Revenues from product development agreements that contain specific performance criteria are recognized on a percentage-of-completion basis which matches the contract revenues to the costs incurred on a project based on the relationship of costs incurred to estimated total project costs. Revenues from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Deferred Revenues

Deferred revenues represent amounts received under business agreements in excess of amounts recognized as revenues.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Other Operating Revenues

Other operating revenues consist principally of revenues related to services provided to certain related parties and third-party service revenue realized by certain of the Company’s service departments. Revenues related to services are recognized upon completion of performance of the applicable service.

Other Nonoperating Income (Expense)

Other nonoperating income consists of amortization of deferred gains, rental income, and other miscellaneous income. Other nonoperating expense consists of losses on sales of investments and miscellaneous expenses.

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	September 30, 2007	June 30, 2007
Stock options	2,440,917	2,568,747
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,846,127	2,973,957

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The weighted average fair value of the options granted during the three months ended September 30, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Dividend Yield	0%	0%
Volatility %	62.27%	67.9%
Risk-Free Interest Rate	4.36%	4.62%
Expected Life	6.39 years	6.63 years

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

Under the terms of the 1995 Plan, 40% of the options became exercisable six months after the grant date, with an additional 30% becoming exercisable at the commencement of 18 and 30 months following the grant date. The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan.

Under the terms of the 2000 Plan, 40% of the options became exercisable one year after the grant date, with an additional 20% becoming exercisable after each of the second, third and fourth anniversaries of the grant date. Effective November 14, 2006, the date ECD stockholders approved the 2006 Stock Incentive Plan, ECD will not grant any additional options under the 2000 Plan.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of ECD and its subsidiaries. The Committee will determine the period during which an option may be exercised and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than 10 years after its date of grant, except that an incentive option granted to a participant owning more than 10% of ECD’s voting shares will be exercisable for no more than five years after its date of grant.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months ended September 30, 2007 and 2006 were $526,000 and $603,000, respectively, increasing both basic and diluted loss $.01 and $.02 per share, respectively. As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock grants was $3,775,000 and the related weighted-average period over which it is expected to be recognized is approximately two years.

A summary of the transactions during the three months ended September 30, 2007, with respect to ECD’s 1995, 2000 and 2006 Plans follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2007	966,840	$20.05	$10,901,717	4.86
Granted	80,000	$25.91
Exercised	(37,770)	$18.24
Expired	(60)
Outstanding at September 30, 2007	1,009,010	$20.58	$3,272,314	5.10
Exercisable at June 30, 2007	858,542	$19.48	$9,923,559	4.46
Exercisable at September 30, 2007	898,595	$19.68	$3,166,414	4.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
Weighted average fair value of options granted	$1,290,389	$330,417
Total intrinsic value of stock options exercised	$1,218,648	$799,915

The following is a summary of the transactions during the three months ended September 30, 2007 with respect to Stock Option Agreements between ECD and Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky dated November 18, 1993. Upon the death of Dr. Ovshinsky in August 2006, and pursuant to the terms of the Stock Option Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which Mr. Ovshinsky is the executor.

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	445,259	$18.25	$5,595,637	(2)
Outstanding and exercisable at September 30, 2007	445,259	$18.25	$1,989,039	(2)

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)

Mr. Ovshinsky retired as an active employee and a director of ECD effective August 31, 2007. The 321,294 shares owned by him are exercisable through August 31, 2008. The 123,965 shares owned by the estate of Dr. Ovshinsky expire on August 16, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

The following is a summary of the transactions during the three months ended September 30, 2007 with respect to a Stock Option Agreement between Robert C. Stempel and ECD entered into in January 1999:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	180,000	$10.688	$3,623,760	1.55
Exercised	(30,000)	$10.688
Outstanding and exercisable at September 30, 2007	150,000	$10.688	$1,804,800	1.30

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30 and June 30, 2007, there were 292,000 and 338,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $3,120,896 and $3,612,544, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

As part of the executive changes in August 2007, the vesting of certain stock options owned by Mr. Ovshinsky and Mr. Stempel was accelerated. As a result of this acceleration of vesting, approximately $258,000 was recorded as a restructuring charge.

In May 2007, the Company awarded 23,352 shares of restricted stock to certain officers and an employee pursuant to the 2006 Stock Incentive Plan. The value ($838,804) of these restricted shares is being amortized over their three-year vesting period.

In September 2007, ECD issued the following shares of restricted stock to Mark D. Morelli, its new President and Chief Executive Officer: 30,000 shares vesting on the third anniversary of the date of grant, and an additional 30,000 shares vesting on the earlier of the third anniversary of the grant date or the twentieth consecutive trading day on which the average closing price of ECD’s common stock on Nasdaq exceeds $50.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Warrants

As of September 30, 2007, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months ended September 30, 2007 and 2006 are computed as follows:

	2007	2006
Weighted average number of shares outstanding:
─ for basic net income (loss) per share	39,837,992	39,070,061
─ for diluted net income (loss) per share	39,837,992	39,070,061
Net loss	$(7,567,123)	$(2,301,675)
Basic net loss per share	$(.19)	$(.06)
Diluted net loss per share	$(.19)	$(.06)

Due to the Company’s net losses, the 2007 and 2006 weighted average shares of potential dilutive securities of 684,994 and 1,209,461, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additionally, securities of 24,734 and 12,466, respectively, were excluded from the 2007 and 2006 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

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

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

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

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus that EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities should report the effects of applying the consensus in this Issue prospectively for new contracts entered into on or after the effective date of this Issue.

EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is expected to have no impact on the Company’s financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A — Summary of Accounting Policies (Continued)

Restructuring Charges and Assets Held for Sale

The Company recorded restructuring charges totaling $2,516,000 for the quarter ended September 30, 2007. The first phase of our restructuring plan, which totalled $5,385,000, was substantially complete as of June 30, 2007. The impact of the charges was $.06 per share for the quarter ended September 30, 2007.

The restructuring charges represent expenses incurred in connection with the Company’s restructuring and succession plan.

As part of the restructuring plan, in the year ended June 30, 2007, approximately 100 positions were eliminated principally from the Ovonic Materials and Corporate Activities segments. The majority of the estimated savings impacted research and development expenses. All of the restructuring charges are included in Corporate Activities.

In addition, as part of the restructuring, the Company will no longer be using its Wafer Lab equipment. This equipment, with a net book value of approximately $1,539,000, is currently classified as Assets Held for Sale and the Company is in negotiations with interested parties for the sale of this equipment at a sale price of equal to, or more than, the net book value of this equipment.

We expect to incur additional restructuring costs of approximately $2,500,000 in fiscal year 2008 related to the Phase 2 of our restructuring plan, which is expected to be fully completed in fiscal year 2008. We are currently in the process of evaluating a more aggressive cost-reduction plan in Phase 2 which may result in additional restructuring costs.

The following summarizes activity in the Company’s restructuring reserve through September 30, 2007.

	Employee-Related Expenses	Other Expenses	Total
Balance July 1, 2007	$2,883,734	$746,900	$3,630,634
Charges	1,206,848	1,308,944	2,515,792
Utilization or payment	(2,814,024)	(1,938,352)	(4,752,376)
September 30, 2007	$1,276,558	$117,492	$1,394,050
Less current portion			(1,043,688)
Long–term restructuring reserve			$350,362

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B — Accounts Receivable

Accounts Receivable consist of the following:

	September 30, 2007	June 30, 2007
Billed
Trade	$37,868,740	$27,827,263
Related parties	449,336	322,105
Other	2,046,802	2,248,228
Subtotal	40,364,878	30,397,596
Unbilled
Trade	1,056,597	1,544,162
Related parties	72,942	85,905
Other	4,184,221	5,007,912
Subtotal	5,313,760	6,637,979
Less allowance for uncollectible accounts	(789,000)	(538,000)
	$44,889,638	$36,497,575

NOTE C — Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	September 30, 2007	June 30, 2007
Finished products	$8,532,543	$16,399,784
Work in process	7,255,026	5,495,945
Raw materials	18,470,599	16,796,449
	$34,258,168	$38,692,178

The above amounts include an allowance for obsolescence of $3,008,000 and $1,870,000 as of September 30, 2007 and June 30, 2007, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D — Joint Ventures and Investments

Joint Ventures

Cobasys

The Company recognized $238,000 as revenues from license agreements in each of the three months ended September 30, 2007 and 2006 in connection with the amortization of a license fee received from Panasonic EV Energy Co., Ltd. as part of a settlement of a certain patent infringement dispute in a prior year.

The Company recorded revenues from Cobasys of $121,000 and $191,000 for the three months ended September 30, 2007 and 2006, respectively, for services performed on behalf of Cobasys (primarily for advanced product development and market development work).

Ovonyx

As of September 30, 2007, ECD owns 39.3% (or 30.8% on a fully diluted basis after giving effect to exercise of stock options and warrants) of Ovonyx, Mr. Tyler Lowrey and his colleague own 39.3%, and Intel Capital and other investors own the remainder of the shares outstanding. ECD is entitled to receive 0.5% of Ovonyx annual gross revenues.

ECD recorded revenues from Ovonyx of $68,000 and $144,000, respectively, for the three months ended September 30, 2007 and 2006 representing services provided to this joint venture.

NOTE E — Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Liability at beginning of the period	$1,325,452	$1,835,136
Amounts accrued for as warranty costs	417,886	177,558
Warranty claims	(160,612)	(68,337)
Liability at end of period	$1,582,726	$1,944,357

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E — Liabilities (Continued)

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company has a reserve of $1,904,000 and $1,899,000 at September 30, 2007 and at June 30, 2007, respectively.

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

NOTE F — Line of Credit

As of September 30, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, is secured by a security interest in certain of our inventory and requires maintaining a $5,000,000 minimum investment balance. At September 30, 2007, we had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G — Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan and Tijuana, Mexico. The Company’s total obligations under purchase commitments at September 30, 2007 were $53,341,000 ($48,813,000 of which was due within one year and $4,618,000 thereafter).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H — Royalties, Nonrefundable Advance Royalties and License Agreements

The Company has business agreements with third parties and with related parties for which royalties and revenues are included in its Consolidated Statements of Operations.

At each of September 30, 2007 and 2006, the Company deferred recognition of revenue in the amount of $245,660 relating to nonrefundable advance royalty payments.

NOTE I — Business Segments

The following table summarizes the financial data (in thousands) of the Company’s operations by business segments:

	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
September 30, 2007	$41,887	$5,092	$169	$(106)	$47,042
September 30, 2006	23,860	3,241	243	(162)	27,182
Operating Income (Loss)
Three months ended
September 30, 2007	$(468)	$(700)	$(8,833)	$48	$(9,953)
September 30, 2006	1,487	(3,908)	(4,392)	(531)	(7,344)
Depreciation Expense
Three months ended
September 30, 2007	$3,412	$122	$193	$(34)	$3,693
September 30, 2006	1,434	357	191	—	1,982
Capital Expenditures
Three months ended
September 30, 2007	$30,224	$45	$30	$2	$30,301
September 30, 2006	27,050	160	—	(542)	26,668
Identifiable Assets
September 30, 2007	$440,752	$6,847	$165,488	$(25,633)	$587,454
September 30, 2006	227,948	7,785	384,964	(24,113)	596,584

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I — Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Three Months Ended September 30,
	2007	2006
United States	$18,372,700	$13,721,704
Germany	12,114,371	8,179,350
China/Hong Kong/Taiwan	3,637,459	767,998
Japan	967,478	779,628
Italy	10,165,350	1,456,560
Other Countries	1,784,263	2,277,004
	$47,041,621	$27,182,244

As of September 30 and June 30, 2007, the composition of the Company’s property, plant and equipment, net of accumulated depreciation, is principally in the United States.

The following customers represented a significant portion of product sales in the United Solar Ovonic segment:

	Three Months Ended September 30,
	2007	2006
Customer A	19%	–
Customer B	9%	17%
Customer C	2%	10%

NOTE J — Income Taxes

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. The cumulative effect of implementing FIN 48 as of July 1, 2007 was zero. The Company has no unrecognized tax benefits at this time.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J — Income Taxes (Continued)

The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1993 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.

The Company’s income tax expense in the first quarter was related to its foreign operations.

NOTE K — Litigation

The Cobasys joint venture between our subsidiary, OBC, and CTV, a subsidiary of Chevron Corporation, is governed by the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"). On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration seeking damages and injunctive and other relief and alleging that we and OBC had breached and anticipatorily repudiated obligations under the Operating Agreement to provide certain funding to Cobasys. We and OBC dispute and are vigorously defending these claims. In our view, the Operating Agreement is clear that we have no present obligation to provide funding to Cobasys; OBC is not in default; and any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members. Cobasys and its members have not completed the process of developing and seeking to agree on a 2008 business plan and budget. OBC has been working diligently on this effort and has taken the position that Cobasys must develop a self-funding, sustainable business plan that maximizes value for Cobasys and its members.

NOTE L — Subsequent Event

International Acquisitions Services, Inc. (“IAS”), Innovative Transportation Systems AG (“ITS”) and Neville Chamberlain filed suit against Energy Conversion Devices, Inc. (“ECD”) in Nassau County, New York on October 11, 2007, claiming, among other things, that ECD made fraudulent statements relating to the supply of battery products to ITS, an entity created to manufacture and sell an electric delivery vehicle known as the InnoVan. Chamberlain, a sophisticated investor, invested in ITS through IAS. ECD also invested in ITS. ECD disputes and is vigorously defending these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three months ended September 30, 2007 and 2006. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2007.

Overview

We commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. We manufacture for commercial sale thin-film, lightweight, flexible photovoltaic (“PV”) laminates, which account for substantially all of our total revenues. We also manufacture and sell positive electrode nickel hydroxide battery materials, and license our nickel metal hydride (“NiMH”) battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are commercializing our NiMH battery and Ovonic Universal Memory (“OUM,” referred to also as “PRAM”) technologies, respectively. Battery products manufactured by Cobasys are commercially available.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•	We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 89% and 88% of our total revenue in the three months ended September 30, 2007 and 2006, respectively. Our United Solar Ovonic segment generated an operating loss of $468,000 in the three months ended September 30, 2007, while our other segment, Ovonic Materials, had an operating loss of $700,000 and our Corporate Activities, which includes corporate operating, general and administrative expenses, had a net expense of approximately $8,833,000, including restructuring costs of $2,516,000. Given the expected growth of our photovoltaic business (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•	We are expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We are increasing our manufacturing capacity from the current 58MW by an additional 90MW by the end of fiscal year 2008, and expect to expand beyond 300MW by 2010. We are funding the initial phases of our manufacturing capacity expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity or debt financing, business agreements and other sources.

•	We are aggressively pursuing cost reduction and efficiency improvement initiatives to enhance our competitiveness, as competition grows, and pricing pressures increase, in the solar market. We and other PV module manufacturers are expanding PV module manufacturing capacity, and new manufacturers are initiating production, to meet the rapidly increasing global demand for PV systems. We are currently working on cost reductions for future machines. In addition, we have plans for cost reductions in our raw materials and a program to increase our yields. We have reorganized our marketing function and are focusing on the markets and customers best served by our differentiated products. We are also expanding our sales and marketing teams in the United States and Europe to increase our sales to match our expanding production capacity. These initiatives are expected to offset the pricing pressures in the near term and attain cost competitiveness with traditional energy sources in the longer term.

•	We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We do record royalties from Ovonyx representing 0.5% of their total revenues.

•	The members of the Cobasys joint venture, our subsidiary Ovonic Battery Company, Inc. (“OBC”), and Chevron Technology Ventures LLC (“CTV”), a subsidiary of Chevron Corporation, are exploring strategic alternatives for Cobasys. The members of Cobasys have agreed to explore strategic alternatives regarding Cobasys that are intended to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the rapidly growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded. At the same time, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not completed the process of developing and seeking to agree on a 2008 budget and/or business plan, without which Cobasys may not be able to continue as a going concern. See Part II, Item 1A – Risk Factors.

•	We are developing certain of our emerging technologies with the intent to bring these technologies to commercialization. These development activities, which have historically generated losses, are being substantially reduced and balanced to

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

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use product sales, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production, measured in megawatts (“MW”) per annum and gross margins on product sales as a key performance metric for our United Solar Ovonic segment, particularly in connection with the manufacturing expansion in this segment.

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs. The specific activities under the restructuring plan include consolidating the photovoltaic machine-building activities into the United Solar Ovonic business segment; substantially reducing activities in the previous Ovonic Battery and ECD segments, rebalancing these activities with external revenue sources and consolidating the remaining activities into the new Ovonic Materials segment; and reducing general and administrative personnel and other costs. The plan is expected to yield the following principal benefits: reduce annual costs when fully implemented by the end of fiscal year 2008; strengthen our United Solar Ovonic segment by aligning all of the key components for photovoltaic operations within a single, unified operating structure to lower capital and production costs and drive technology improvements; align our emerging technologies with our business goals in our new Ovonic Materials segment, while directing integrated research and development and administrative resources accordingly; and right-size and consolidate enterprise general and administrative activities to realize organizational synergies. In addition, we are increasing some additional general and administrative costs due to the hiring of sales and support staff for expansion activities associated with our increased manufacturing facilities at United Solar Ovonic. Additional restructuring charges are expected in fiscal year 2008 in connection with the second phase of the plan, which will be fully completed by the end of fiscal year 2008.

Results of Operations

The following table summarizes each of our segment’s operating results (in thousands) for the three months ended September 30, 2007 and 2006, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2007	2006	2007	2006
United Solar Ovonic	$41,887	$23,860	$(468)	$1,487
Ovonic Materials	5,092	3,241	(700)	(3,908)
Corporate Activities	169	243	(8,833)	(4,392)
Consolidating Entries	(106)	(162)	48	(531)
Consolidated	$47,042	$27,182	$(9,953)	$(7,344)

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

Revenues increased to $47,042,000 in 2007 from $27,182,000 in the corresponding quarter in 2006 due to increased product sales in 2007 at United Solar Ovonic. Operating loss increased from $7,344,000 in 2006 to $9,953,000 in 2007 primarily due to preproduction costs at United Solar Ovonic, the impact of the ramp-up of our new Auburn Hills 2 manufacturing facility, and restructuring costs incurred in connection with our restructuring plan (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements). In addition, we are incurring some additional general and administrative costs due to the hiring of sales and support staff for expansion activities associated with our increased manufacturing facilities at United Solar Ovonic. The Ovonic Materials segment reflects the savings (reduced research and development costs) resulting from our restructuring activities.

United Solar Ovonic Segment

	Three Months Ended September 30,
	2007	2006
	(in thousands)
REVENUES
Product sales	$39,870	$22,127
Revenues from product development agreements	2,017	1,730
Other operating revenues	—	3
TOTAL REVENUES	$41,887	$23,860
EXPENSES
Cost of product sales	$32,622	$16,966
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	1,150	683
Product development and research	1,125	715
Preproduction costs	2,545	354
Operating, selling, general and administrative expenses	4,913	3,655
TOTAL EXPENSES	$42,355	$22,373
INCOME (LOSS) FROM OPERATIONS	$(468)	$1,487

Revenues at the United Solar Ovonic segment increased $18,027,000 as we continued to expand our manufacturing capacity and product sales while operating income decreased $1,955,000 in the three months ended September 30, 2007 versus the same period in 2006. Operating profit declined primarily due to the expected impact of the ramp-up of the Auburn Hills 2 manufacturing facility and preproduction expenses at our new Greenville and Tijuana manufacturing facilities.

The increase in revenues in the three months ended September 30, 2007 was attributable to the $17,743,000 increase in PV product sales. PV product sales were impacted by reduced prices and unfavorable product mix ($2,715,000) compared to the same period last year.

Gross profit margin on product sales decreased to 18% in 2007 from 23% in 2006 due to the impact of the ramp-up of our new Auburn Hills 2 manufacturing facility and manufacturing-related issues at Auburn Hills 1. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. Fiscal 2008 gross margins will be impacted by production ramp-up at our Greenville and Tijuana facilities which are expected to be placed in service in late calendar 2007 and mid 2008 calendar year. The first 30MW production line for Greenville was placed in service on November 1, 2007.

Revenues from product development agreements and the combined product development and research expenses increased in the three months ended September 30, 2007 compared to 2006 as a result of new development agreements in 2007. We continue to incur product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.

Preproduction costs increased due to costs associated with the training and relocation of new employees ($962,000) and set-up materials and supplies ($1,163,000) related to the construction of our new Greenville facilities and the expansion of our operations in Tijuana, Mexico. We may incur preproduction costs, which could be expected to be substantial, with each new manufacturing facility until we commence production. We are exploring other means which could mitigate the impact of preproduction costs.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to higher sales and marketing, particularly in Europe, and increased other costs for expansion activities associated with our new Greenville manufacturing facilities. There was an allowance of $1,000,000 for uncollectible accounts established in September 2006. This allowance was reversed in the three months ended December 31, 2006. Operating, selling, general and administrative expenses are expected to increase in future periods consistent with our future sales growth.

Ovonic Materials Segment

	Three Months Ended September 30,
	2007	2006
	(in thousands)
REVENUES
Product sales	$2,615	$731
Royalties	1,015	664
Revenues from product development agreements	860	1,388
Revenues from license agreements	513	258
Other operating revenues	89	200
TOTAL REVENUES	$5,092	$3,241
EXPENSES
Cost of product sales	$2,568	$651
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	577	1,343
Product development and research	2,338	4,026
Operating, general and administrative expenses	309	1,129
TOTAL EXPENSES	$5,792	$7,149
LOSS FROM OPERATIONS	$(700)	$(3,908)

Our Ovonic Materials segment had a decreased operating loss in 2007 due principally to the restructuring that has substantially reduced our product development and research and operating, general and administrative expenses.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 versus 2006. Positive electrode nickel hydroxide sales increased to $2,594,000 in 2007 from $716,000 in 2006 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $2,568,000 in 2007 from $645,000 in 2006, reflecting the higher sales volume.

As indicated below, royalties increased in 2007 compared to 2006 due to increased royalties from our NiMH battery technology for both consumer and transportation applications.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Royalties
Transportation – NiMH Battery	$399	$310
Consumer – NiMH Battery	566	379
Ovonyx	17	24
Other	33	(49)
Total Royalties	$1,015	$664

Revenues from license agreements include $238,000 in each of the three months ended September 30, 2007 and 2006, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). Revenues from license agreements for 2007 also include an increase in license fees for an existing licensee.

The combined product development and research expenses decreased to $2,915,000 in the three months ended September 30, 2007 from $5,369,000 in 2006 due to savings achieved under the first phase of our restructuring plan. Revenues from product development agreements decreased principally due to previous completion of certain PV and optical memory contracts, partially offset by new contracts in 2007 relating to our Ovonic metal hydride fuel cell and Ovonic solid hydrogen storage technologies.

Operating, general and administrative expenses decreased in the three months ended September 30, 2007 primarily due to reduced patent costs and savings achieved from our restructuring plan.

Corporate Activities

	Three Months Ended September 30,
	2007	2006
	(in thousands)
TOTAL REVENUES	$169	$243
EXPENSES
Operating, general and administrative expenses	$6,489	$4,635
Restructuring costs	2,516	—
Loss on disposal of property, plant and equipment	(3)	—
TOTAL EXPENSES	$9,002	$4,635
LOSS FROM OPERATIONS	$(8,833)	$(4,392)

Operating, general and administrative expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2007 principally due to increased corporate governance costs ($1,028,000), together with increased executive and incentive costs.

In 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007. We expect to incur additional restructuring charges in fiscal year 2008 related to the final phase of our restructuring plan, which will be fully completed by the end of fiscal year 2008.

Other Income/Expense

Other income (net) decreased to $2,392,000 in the three months ended September 30, 2007 from $5,042,000 in the three months ended September 30, 2006, primarily due to lower interest income. In 2006, there were increased funds available for investment due to the March 2006 equity offering.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 offering of common stock). We believe that cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our liquidity needs for operations for the foreseeable future. However, we will require additional funding for our additional expansion through 2010, which financing we may obtain from equity and debt financing, business agreements and other sources. We are currently in discussions with major financial institutions regarding various financing alternatives.

As of September 30, 2007, we had $161,567,000 consolidated cash, cash equivalents, and short-term investments consisting of certificates of deposit, variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” There were $5,594,000 in restricted investments at September 30, 2007. These short-term investments have maturities up to 27 months, except for the ARC’s which have maturities from 27 to 40 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At September 30, 2007, we had consolidated working capital of $209,925,000.

Cash Flows

Net cash used in our operating activities was $14,809,000 and $19,000 in the three months ended September 30, 2007 and 2006, respectively. The operating cash flows in our United Solar Ovonic segment are being impacted by the change in working capital as we expand sales and production. While the inventory balances decreased at September 30, 2007, it is anticipated that future accounts receivable and inventory balances will be increasing as we continue to expand our manufacturing and sales activities.

Net cash provided by investing activities was $4,861,000 in the three months ended September 30, 2007 as compared to $102,000,000 used in investing activities in the corresponding period in 2006. This increase was principally due to maturities ($66,760,000) of investments less purchases ($30,119,000) of property, plant and equipment in 2007. This increase in capital spending ($30,119,000 in 2007 compared to $26,473,000 in 2006) was principally associated with expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by our financing activities was $758,000 in 2007 as compared to $226,000 in 2006, primarily as a result of our proceeds from stock options.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

As of September 30, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, is secured by a security interest in inventory and requires maintaining a $5,000,000 minimum investment balance. At September 30, 2007, we had outstanding letters of credit of $2,161,000 against the line of credit.

Joint Ventures

CTV has been funding Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment. CTV and OBC have agreed to explore strategic alternatives regarding Cobasys that are intended to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the growing hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded. At the same time, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not completed the process of developing and seeking to agree on a 2008 budget and/or business plan, without which Cobasys may not be able to continue as a going concern. See Part II, Item 1A – Risk Factors.

Off-Balance Sheet Arrangements

The Company has a liability recorded related to the modification of certain stock option grants which are considered financial instruments and adjusted to fair value at each reporting period, and the Company is subject to losses as a result of fluctuations in the value of these stock options.

Contractual Obligations

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan and Tijuana, Mexico. The Company’s total obligations under purchase commitments at September 30, 2007 were $53,341,000 ($48,813,000 of which was due within one year and $4,618,000 thereafter) compared to $63,091,000 at June 30, 2007.

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

Government Contracts, Reserves and Liabilities

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our financial condition, results of operations, plans, objectives, expectations, future performance and business prospects. These statements are identified by forward-looking words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. We have based these forward-looking statements on our current expectations with respect to future events and occurrences, but our actual results in the future may differ materially from the expected results reflected in our forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for fiscal year ended June 30, 2007, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $161,047,000 and $205,282,000 of these investments (including cash equivalents) on September 30, 2007 and June 30, 2007, respectively. At September 30, 2007, there were restricted investments of $5,594,000. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our September 30, 2007, portfolio of approximately $118,000.

Item 4.	Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Cobasys joint venture between our subsidiary, OBC, and CTV, a subsidiary of Chevron Corporation, is governed by the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the “Operating Agreement”). On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration seeking damages and injunctive and other relief and alleging that we and OBC had breached and anticipatorily repudiated obligations under the Operating Agreement to provide certain funding to Cobasys. We and OBC dispute and are vigorously defending these claims. In our view, the Operating Agreement is clear that we have no present obligation to provide funding to Cobasys; OBC is not in default; and any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members. Cobasys and its members have not completed the process of developing and seeking to agree on a 2008 business plan and budget. OBC has been working diligently on this effort and has taken the position that Cobasys must develop a self-funding, sustainable business plan that maximizes value for Cobasys and its members.

International Acquisitions Services, Inc. (“IAS”), Innovative Transportation Systems AG (“ITS”) and Neville Chamberlain filed suit against Energy Conversion Devices, Inc. (“ECD”) in Nassau County, New York on October 11, 2007, claiming, among other things, that ECD made fraudulent statements relating to the supply of battery products to ITS, an entity created to manufacture and sell an electric delivery vehicle known as the InnoVan. Chamberlain, a sophisticated investor, invested in ITS through IAS. ECD also invested in ITS. ECD disputes and is vigorously defending these claims.

Item 1A.	Risk Factors

Certain disputes relating to Cobasys are the subject of pending arbitration and Cobasys and its members have not completed the process of developing and seeking to agree on the 2008 business plan without which Cobasys may not be able to continue as a going concern.

On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration seeking damages and injunctive and other relief and alleging that we and OBC had breached and anticipatorily repudiated obligations under the Operating Agreement to provide certain funding to Cobasys. We and OBC dispute and are vigorously defending these claims. In our view, the Operating Agreement is clear that we have no present obligation to provide funding to Cobasys; OBC is not in default; and any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members. Cobasys and its members have not completed the process of developing and seeking to agree on a 2008 business plan and budget. OBC has been working diligently on this and has taken the position that Cobasys must develop a self-funding, sustainable business plan that maximizes value for Cobasys and its members. The adoption of such a plan requires the cooperation of CTV, and the successful implementation of such a plan may require agreements from Cobasys’ customers, other interested parties and third party sources, none of which has yet been secured. If such a plan is not adopted or implemented, Cobasys may not be able to generate sufficient revenues or funding from its members or other sources to continue as a going concern.

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

ENERGY CONVERSION DEVICES, INC.
(Registrant)
Date: November 8, 2007	By:	/s/ Sanjeev Kumar
Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 8, 2007	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer