Form 10-Q
period 2007-12-31
ENERGY CONVERSION DEVICES INC
filed 2008-02-07
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

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

As of February 6, 2008, there were 40,305,957 shares of ECD’s Common Stock outstanding.

Page 1 of 55 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
REVENUES
Product sales	$51,557,560	$18,667,038	$94,024,485	$41,524,912
Royalties	1,491,733	963,663	2,507,001	1,627,386
Revenues from product development agreements	2,921,486	2,757,745	5,798,433	5,862,999
Revenues from license agreements	238,095	238,095	751,190	496,190
Other revenues	240,060	320,711	409,446	618,009
TOTAL REVENUES	56,448,934	22,947,252	103,490,555	50,129,496
EXPENSES
Cost of product sales	41,744,787	16,324,768	76,813,370	34,334,696
Cost of revenues from product development agreements	1,819,488	1,699,991	3,528,253	3,713,702
Product development and research	2,583,021	4,925,687	6,045,429	9,666,866
Patents (including patent defense)	488,845	884,199	963,564	1,729,104
Preproduction costs	2,278,945	750,492	4,823,811	1,104,001
Operating, general and administrative (net)	12,435,846	6,237,735	23,655,655	14,800,357
Restructuring charges	2,554,691	—	5,070,483	—
TOTAL EXPENSES	63,905,623	30,822,872	120,900,565	65,348,726
LOSS FROM OPERATIONS	(7,456,689)	(7,875,620)	(17,410,010)	(15,219,230)
OTHER INCOME (EXPENSE)
Interest income	2,077,495	4,963,512	4,529,674	10,233,958
Other nonoperating income (expense)	4,843	(945)	(54,838)	(229,456)
TOTAL OTHER INCOME	2,082,338	4,962,567	4,474,836	10,004,502
NET LOSS BEFORE INCOME TAXES	(5,374,351)	(2,913,053)	(12,935,174)	(5,214,728)
Income Taxes	51,300	—	57,600	—
NET LOSS	$(5,425,651)	$(2,913,053)	$(12,992,774)	$(5,214,728)
Basic Net Loss Per Share	$(.14)	$(.07)	$(.33)	$(.13)
Diluted Net Loss Per Share	$(.14)	$(.07)	$(.33)	$(.13)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $89,988,000 at December 31, 2007 and $80,278,000 at June 30, 2007	$90,764,296	$80,769,970
Restricted investment	5,613,870	—
Short-term investments	59,042,417	125,003,963
Accounts receivable (net)	34,602,764	36,497,575
Inventories	30,932,091	38,692,178
Assets held for sale	1,538,843	1,523,543
Other	3,751,857	2,396,014
TOTAL CURRENT ASSETS	226,246,138	284,883,243
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	60,328,219	23,382,529
Machinery and other equipment	200,510,503	129,186,752
Assets under capitalized leases	26,769,604	26,406,764
	287,608,326	178,976,045
Less accumulated depreciation and amortization	(49,312,678)	(41,992,111)
NET DEPRECIABLE ASSETS	238,295,648	136,983,934
Land	1,157,394	1,376,580
Construction in progress	125,482,140	173,008,798
TOTAL PROPERTY, PLANT AND EQUIPMENT	364,935,182	311,369,312
OTHER ASSETS	4,901,808	4,426,025
TOTAL ASSETS	$596,083,128	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$35,673,375	$34,267,171
Salaries, wages and amounts withheld from employees	4,252,001	3,067,034
Restructuring reserve	2,287,472	3,630,634
Deferred revenues under business agreements	387,796	109,639
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	1,065,014	912,781
TOTAL CURRENT LIABILITIES	44,618,038	42,939,639
LONG-TERM LIABILITIES	25,583,650	25,795,875
LONG-TERM RESTRUCTURING RESERVE	315,280	—
LONG-TERM DEFERRED PATENT LICENSE FEE	5,714,290	6,190,480
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	76,476,918	75,171,654
COMMITMENTS AND CONTINGENCIES (NOTES A AND G)
STOCKHOLDERS’ EQUITY
Capital Stock
Common Stock, par value $0.01 per share:
Authorized - 100,000,000 shares at December 31, 2007 and at June 30, 2007
Issued and outstanding – 40,275,407 shares at December 31, 2007 and 39,796,910 shares at June 30, 2007	402,754	397,969
Additional paid-in capital	861,455,059	854,160,702
Accumulated deficit	(342,011,333)	(329,018,559)
Accumulated other comprehensive loss	(240,270)	(33,186)
TOTAL STOCKHOLDERS’ EQUITY	519,606,210	525,506,926
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,083,128	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(12,992,774)	$(5,214,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,640,477	4,583,053
Bad debt and other expenses	865,519	(82,792)
Allowance for slow-moving and obsolete inventory	1,374,071	46,000
Restructuring charge	979,080	—
Warranty expense	431,303	362,671
Changes in government contracts and other reserves	137,975	—
Amortization of deferred nonrefundable patent license fee	(476,190)	(476,190)
Stock and stock options issued for services rendered	866,197	1,083,722
Gain on sales of equipment	(196,417)	—
Loss on sale of investments	133,688	1,573
Retirement liability	(36,096)	(43,008)
Changes in working capital:
Accounts receivable	1,024,864	5,268,636
Inventories	6,386,016	(10,200,856)
Other assets	(1,842,988)	(2,101,907)
Accounts payable and accrued expenses	2,269,974	15,833,917
Restructuring reserve	(1,343,162)	—
Deferred revenues under business agreements	278,157	(335,874)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,499,694	8,724,217
INVESTING ACTIVITIES:
Increase in restricted investment	(5,613,870)	—
Purchases of property, plant and equipment (including construction in progress)	(62,651,169)	(70,261,137)
Purchases of investments	(56,550,000)	(327,954,480)
Payment to Ovonyx	—	(200,000)
Proceeds from sales of investments	99,599,072	100,480,307
Proceeds from maturities of investments	22,591,331	136,884,194
Proceeds from sales of property, plant and equipment	380,206	—
NET CASH USED IN INVESTING ACTIVITIES	(2,244,430)	(161,051,116)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations and capitalized lease obligations	(603,747)	(471,860)
Payments of long-term retirement	(62,283)	—
Proceeds from exercise of stock options	6,305,260	8,477,351
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,639,230	8,005,491
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	99,832	21,385
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,994,326	(144,300,023)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,769,970	164,961,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,764,296	$20,661,959

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$81,221	$—
Cash paid for interest, including capitalized interest	1,164,833	946,463
Noncash transactions:
Capital lease obligations to finance capital equipment	362,231	138,635
Depreciation allocated to construction in progress	—	325,820

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

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiary United Solar Ovonic LLC (referred to as “United Solar Ovonic”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has a number of strategic alliances and, as of December 31, 2007, has two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (”CTV”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.3%-owned (or 30.7% on a fully diluted basis after giving effect to exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements for discussions of all of the Company’s major joint ventures and investments.

At December 31 and June 30, 2007, the Company’s investment in Cobasys is recorded at zero. The Company’s investment in Ovonyx is recorded at $200,000 at December 31 and June 30, 2007. The Company will continue to carry its investments in these joint ventures at the current amounts until the ventures become sustainably profitable, at which time the Company will start to recognize over a period of years its share, if any, of the then equity of each of the ventures, and will recognize its share of each venture’s profits or losses on the equity method of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

accounting. To the extent that the Company has made contributions other than technology, it recognizes its proportionate share of any losses until the investment reaches zero.

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

The following schedule summarizes the unrealized gains and losses on the Company’s shot-term investments (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2007
Auction Rate Certificates	$40,450	$—	$—	$40,450
Corporate Bonds	18,759	—	(167)	18,592
	$59,209	$—	$(167)	$59,042
Restricted Investment – Money Market	$5,614	$—	$—	$5,614
June 30, 2007
Auction Rate Certificates	$36,100	$—	$—	$36,100
Corporate Bonds	74,882	27	(6)	74,903
Certificates of Deposit	14,001	1	(1)	14,001
	$124,983	$28	$(7)	$125,004

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2007		June 30, 2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$—	$—	$43,692	$43,696
Due after one year through five years	18,759	18,592	45,191	45,208
Due after five years	40,450	40,450	36,100	36,100
	$59,209	$59,042	$124,983	$125,004

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Capitalized Interest

Interest on capitalized lease obligations is capitalized during active construction periods of equipment. The Company incurred, respectively, total interest costs of $589,000 and $601,000 during the three months ended December 31, 2007 and 2006, and $1,171,000 and $946,000 during the six months ended December 31, 2007 and 2006, all of which were capitalized as part of the new solar cell manufacturing equipment currently under construction.

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

Property, Plant, and Equipment

All properties are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

Years
Buildings and improvements*	1 to 33
Machinery and other equipment	3 to 12.5
Assets under capitalized leases	3 to 20

*	Includes leasehold improvements which are amortized over the shorter of the balance of the lease term or the life of the improvement, ranging from one to 20 years.

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

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of December 31, 2007 and 2006 was $6,146,000 and $4,413,000, respectively.

Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations. See Note K, “Litigation,” for additional information.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	December 31, 2007	June 30, 2007
Stock options	2,058,690	2,568,747
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,463,900	2,973,957

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

The weighted average fair value of the options granted during the three months and six months ended December 31, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006(1)	2007	2006
Dividend Yield	0%	–	0%	0%
Volatility %	60.40%	–	61.76%	67.89%
Risk-Free Interest Rate	3.913%	–	4.238%	4.623%
Expected Life	6.58 years	–	6.44 years	6.63 years

(1)	No options were granted in the three months ended December 31, 2006.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three and six months ended December 31, 2007 was $463,000 and $989,000, respectively, and in the three and six months ended December 31, 2006 was $309,000 and $901,000, respectively, increasing both basic and diluted loss per share by $.01 and $.02 for the three months and six months ended December 31, 2007, respectively, and by $.01 and $.02 for the three months and six months ended December 31, 2006, respectively. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock options and grants was as follows:

		Weighted average period to be recognized
Nonvested Stock Options	$1,841,000	1.82 years
Nonvested Restricted Stock Grants	2,416,000	2.95 years
	$4,257,000

A summary of the transactions during the three months ended December 31, 2007, with respect to ECD’s 1995, 2000 and 2006 Plans follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2007	966,840	$20.05	$10,901,717	4.86
Granted	80,000	$25.91
Exercised	(37,770)	$18.24
Expired	(60)
Outstanding at September 30, 2007	1,009,010	$20.58	$3,272,314	5.10
Granted	30,000	$33.15
Exercised	(65,507)	$21.16
Forfeited	(1,200)	$50.16
Expired	(300)	$10.40
Outstanding at December 31, 2007	972,003	$20.90	$12,781,228	5.21
Exercisable at December 31, 2007	837,788	$19.51	$12,024,608	4.53
Exercisable at June 30, 2007	858,542	$19.48	$9,923,559	4.46

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the three months and six months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average fair value of options granted	$608,802	$—	$1,899,191	$330,417
Total intrinsic value of stock options exercised	$5,147,741	$7,219,487	$6,366,388	$8,019,402

The following is a summary of the transactions during the six months ended December 31, 2007 with respect to Stock Option Agreements between ECD and Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky dated November 18, 1993. Upon the death of Dr. Ovshinsky in August 2006, and pursuant to the terms of the Stock Option Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which Mr. Ovshinsky is the executor.

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	445,259	$18.25	$5,595,637	(2)
Exercised	(259,674)	$15.06
Outstanding and exercisable at December 31, 2007	185,585	$22.73	$2,026,588	(2)

(1)	The intrinsic value of a stock option is the amount by which the market value as of the above dates for the underlying stock exceeds the exercise price of the option.
(2)

Mr. Ovshinsky retired as an active employee and a director of ECD effective August 31, 2007. The 171,713 shares owned by him are exercisable through August 31, 2008. The 13,872 shares owned by the estate of Dr. Ovshinsky expire on August 16, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following is a summary of the transactions during the six months ended December 31, 2007 with respect to a Stock Option Agreement between Robert C. Stempel and ECD entered into in January 1999:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	180,000	$10.688	$3,623,760	1.55
Exercised	(60,000)	$10.688
Outstanding and exercisable at December 31, 2007	120,000	$10.688	$2,755,440	1.04

(1)	The intrinsic value of a stock option is the amount by which the market value as of the above dates for the underlying stock exceeds the exercise price of the option.

As of December 31 and June 30, 2007, there were 292,000 and 338,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $3,120,896 and $3,612,544, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

As part of the executive changes in August 2007, the vesting of certain stock options owned by Mr. Ovshinsky and Mr. Stempel was accelerated. As a result of this acceleration of vesting, approximately $258,000 was recorded as a restructuring charge in the six months ended December 31, 2007.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

In December 2007, ECD issued 10,000 shares of restricted stock to an employee pursuant to the 2006 Stock Incentive Plan. The value ($354,500) of these restricted shares is being amortized over their three-year vesting period.

In August 2007, the Compensation Committee of ECD’s Board of Directors restructured nonemployee director compensation to closely align with the long-term interest of the Company and its stockholders. Effective December 11, 2007, the meeting fees were eliminated and the nonemployee directors were paid an annual retainer of $90,000 payable in restricted stock, with each director having the option to receive up to 40% of such amount in cash.

In December 2007, ECD issued 15,546 shares of restricted stock to its nonemployee directors pursuant to the 2006 Stock Incentive Plan. The value ($463,582) of these restricted shares is being amortized over a two- to nine-year vesting period.

Warrants

As of December 31, 2007, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months and six months ended December 31, 2007 and 2006 are computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(5,425,651)	$(2,913,053)	$(12,992,774)	$(5,214,728)
Weighted average number of shares outstanding:
– for basic net loss per share	40,035,323	39,302,286	39,950,001	39,186,173
– for diluted net loss per share	40,035,323	39,302,286	39,950,001	39,186,173
Basic net loss per share	$(.14)	$(.07)	$(.33)	$(.13)
Diluted net loss per share	$(.14)	$(.07)	$(.33)	$(.13)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Due to the Company’s net losses, the 2007 weighted average shares of potential dilutive securities of 632,222 and 659,501, respectively, for the three months and six months ended December 31, 2007, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additionally, securities of 25,121 and 24,625 for the three and six months ended December 31, 2007, respectively, were excluded from the 2007 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

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

Recent Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements.

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

Restructuring Charges and Assets Held for Sale

The Company recorded restructuring charges, representing expenses incurred in connection with its restructuring and succession plan, totaling $2,555,000 and $5,070,000 for the three and six months ended December 31, 2007, respectively. The first phase of our restructuring plan, which resulted in a total restructuring expense of $5,385,000 in fiscal year 2007, was substantially complete as of June 30, 2007. The impact of the charges was $.06 and $.13 per share for the three and six months ended December 31, 2007, respectively.

As part of the restructuring plan, in the year ended June 30, 2007, approximately 100 positions were eliminated principally from the Ovonic Materials segment and Corporate Activities. The majority of the estimated savings impacted research and development expenses. In the three months ended December 31, 2007, an additional 50 positions were eliminated principally from the Ovonic Materials segment and Corporate Activities. All of the restructuring charges are included in Corporate Activities.

In addition, as part of the restructuring, the Company will no longer be using its Wafer Lab equipment. This equipment, with a net book value of approximately $1,539,000, is currently classified as Assets Held for Sale and the Company is in negotiations with interested parties for the sale of this equipment at a sale price of equal to, or more than, the net book value of this equipment.

We expect to incur additional restructuring costs of approximately $2,000,000 to $3,000,000 in fiscal year 2008 related to the Phase 2 of our restructuring plan, which is expected to be fully completed in fiscal year 2008. We are currently in the process of evaluating a more aggressive cost-reduction plan in Phase 2 which may result in additional restructuring costs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following summarizes activity in the Company’s restructuring reserve through December 31, 2007.

	Employee-Related Expenses	Other Expenses	Total
Balance July 1, 2007	$2,883,734	$746,900	$3,630,634
Charges	1,365,715	3,704,768	5,070,483
Utilization or payment	(3,696,660)	(2,401,705)	(6,098,365)
December 31, 2007	$552,789	$2,049,963	2,602,752
Less current portion			(2,287,472)
Long-term restructuring reserve			$315,280

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	December 31, 2007	June 30, 2007
Billed
Trade	$27,177,197	$27,827,263
Related parties	619,222	322,105
Other	1,530,750	2,248,228
Subtotal	29,327,169	30,397,596
Unbilled
Trade	754,621	1,544,162
Related parties	47,965	85,905
Other	5,568,009	5,007,912
Subtotal	6,370,595	6,637,979
Less allowance for uncollectible accounts	(1,095,000)	(538,000)
	$34,602,764	$36,497,575

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar Ovonic) are as follows:

	December 31, 2007	June 30, 2007
Finished products	$2,926,205	$16,399,784
Work in process	8,389,548	5,495,945
Raw materials	19,616,338	16,796,449
	$30,932,091	$38,692,178

The above amounts include an allowance for slow-moving and obsolete inventory of $3,244,000 and $1,870,000 as of December 31, 2007 and June 30, 2007, respectively.

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys

The Company recognized $238,000 and $476,000 as revenues from license agreements in each of the three and six months ended December 31, 2007 and 2006, respectively, in connection with the amortization of a license fee received from Panasonic EV Energy Co., Ltd. as part of a settlement of a certain patent infringement dispute in a prior year.

The Company recorded revenues from Cobasys of $106,000 and $227,000 for the three and six months ended December 31, 2007, respectively, and $251,000 and $442,000 for the three and six months ended December 31, 2006, respectively, for services performed on behalf of Cobasys (primarily for advanced product development testing and other services).

Ovonyx

As of December 31, 2007, ECD owns 39.3% (or 30.7% on a fully diluted basis after giving effect to exercise of stock options and warrants) of Ovonyx, Mr. Tyler Lowrey and his colleague own 39.3%, and Intel Capital and other investors own the remainder of the shares outstanding. ECD receives 0.5% of Ovonyx annual gross revenues.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

ECD recorded non-royalty revenues from Ovonyx of $59,000 and $127,000, respectively, for the three and six months ended December 31, 2007, respectively, and $195,000 and $340,000 for the three and six months ended December 31, 2006, respectively, representing services provided to this joint venture.

NOTE E – Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
	2007	2006
Liability at beginning of the period	$1,325,452	$1,835,136
Amounts accrued for as warranty costs	431,303	(387,463	)(1)
Warranty claims	(191,477)	(142,749)
Liability at end of period	$1,565,278	$1,304,924

(1)

During the six months ended December 31, 2006, the Company, based upon current information, revised its estimate of the warranty accrual in connection with its Rare Earth Ovonic joint venture and recorded a $750,000 reduction in this accrual.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company has a reserve of $1,830,000 and $1,899,000 at December 31, 2007 and at June 30, 2007, respectively.

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

NOTE F – Line of Credit

As of December 31, 2007, the Company had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, is secured by a security interest in certain of the Company’s inventory and requires maintaining a $5,000,000 minimum investment balance. At December 31, 2007, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

NOTE G – Commitments

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan and Tijuana, Mexico. The Company’s total obligations under purchase commitments at December 31, 2007 were $70,947,000 ($60,873,000 of which was due within one year and $10,074,000 thereafter).

Purchase Commitment. In December 2007, the Company entered into a gas purchase agreement totaling $8,458,000 for certain of its facilities. The agreements are effective through December 2008. The agreements require the Company to purchase a committed amount of germane gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period January through October 2008.

NOTE H – Royalties, Nonrefundable Advance Royalties and License Agreements

The Company has business agreements with third parties and with related parties for which royalties and revenues are included in its Consolidated Statements of Operations.

At December 31 and June 30, 2007, the Company deferred recognition of revenue in the amount of $245,660 related to nonrefundable advance royalty payments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments

The following table summarizes the financial data (in thousands) of the Company’s operations by business segments:

	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
December 31, 2007	$51,720	$4,570	$376	$(217)	$56,449
December 31, 2006	19,194	3,580	356	(183)	22,947
Six months ended
December 31, 2007	$93,607	$9,662	$545	$(323)	$103,491
December 31, 2006	43,054	6,821	599	(345)	50,129
Income (Loss) from Operations
Three months ended
December 31, 2007	$2,084	$399	$(9,974)	$34	$(7,457)
December 31, 2006	864	(2,864)	(5,339)	(537)	(7,876)
Six months ended
December 31, 2007	$1,616	$(301)	$(18,807)	$82	$(17,410)
December 31, 2006	2,351	(6,772)	(9,731)	(1,067)	(15,219)
Depreciation Expense
Six months ended
December 31, 2007	$8,095	$236	$377	$(68)	$8,640
December 31, 2006	3,489	723	381	(10)	4,583
Capital Expenditures
Six months ended
December 31, 2007	$62,630	$56	$340	$(2)	$63,024
December 31, 2006	71,334	98	70	(1,102)	70,400
Identifiable Assets
Six months ended
December 31, 2007	$471,933	$7,319	$142,719	$(25,888)	$596,083
December 31, 2006	272,037	9,153	357,129	(22,603)	615,716

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The following table presents revenues (in thousands) by country based on the location of the customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
United States	$29,249	$11,661	$48,622	$25,383
Germany	5,129	4,857	17,244	13,037
China/Hong Kong/Taiwan	2,409	1,279	6,047	2,047
Japan	1,456	1,077	2,422	1,857
Italy	3,549	2,439	13,714	3,895
South Korea	5,617	—	6,290	—
France	5,793	186	5,793	373
Other Countries	3,247	1,448	3,359	3,537
	$56,449	$22,947	$103,491	$50,129

As of December 31 and June 30, 2007, the composition of the Company's property, plant and equipment, net of accumulated depreciation, is principally in the United States.

NOTE J – Income Taxes

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Litigation

As previously reported, on September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement. The arbitrator held a hearing in January 2008 on our and OBC’s application for partial judgment on the pleadings seeking to dismiss CTV’s initial and amended claims and CTV’s request for declaratory relief, seeking an order declaring that OBC and ECD must meet their alleged funding obligations and not block a sale of Cobasys by dishonoring CTV's preferred interest. The arbitrator’s ruling is expected in February.

We and OBC have had settlement discussions with CTV. At the same time, we and OBC dispute and have been vigorously defending the claims asserted by CTV and pursuing our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved 2008 budget and operating plan, or otherwise as approved by OBC. In our view, the Operating Agreement is also clear that we and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. CTV has continued to fund Cobasys’ loss-generating operations, which, in OBC’s view, violates the Operating Agreement and applicable Michigan law. Cobasys had losses of approximately $76 million and obtained funding of approximately $84 million in 2007, and Cobasys management has recently forecast for 2008, which has not been approved by the members, losses of approximately $82-86 million and funding requirements of approximately $92-94 million. Clarification of the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Litigation (Continued)

parties’ respective rights and obligations through the pending ruling by the arbitrator should help to facilitate a resolution.

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

NOTE L – Subsequent Event

Effective February 2008, ECD, as Loan Guarantor, and United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively, the “Borrowers”), entered into a new secured credit facility, with an aggregate commitment of up to $55,000,000, pursuant to a Credit Agreement and a Fast Track Export Loan Agreement with JPMorgan Chase Bank, N.A. who will serve as Administrative Agent for the Credit Agreement. The new credit facility is comprised of two separate lines of credit, a $30,000,000 line (the “Asset Based Revolver”) and a $25,000,000 line (the “Ex-Im Revolver”). Both lines are secured by inventory and receivables of the Borrowers. The credit facility has, among others, a financial covenant which requires the company to maintain a minimum liquidity of $10 million at all times. Liquidity is defined as the sum of (a) cash (b) the market value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing availability under the facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three months and six months ended December 31, 2007 and 2006. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2007.

Overview

We commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. We manufacture for commercial sale thin-film, lightweight, flexible photovoltaic (“PV”) laminates, which account for substantially all of our product revenues. We also manufacture and sell positive electrode nickel hydroxide battery materials, and license our nickel metal hydride (“NiMH”) battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are commercializing our NiMH battery and Ovonic Universal Memory (“OUM,” referred to also as “PRAM”) technologies, respectively. Battery products manufactured by Cobasys are commercially available.

These business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•

We are engaged in full-scale manufacturing and sale of our PV products through our United Solar Ovonic segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar Ovonic segment accounted for 92% and 90% of our total revenue in the three and six months ended December 31, 2007, respectively, and accounted for 84% and 86% of our total revenue in the three and six months ended December 31, 2006, respectively. Our United Solar Ovonic segment generated an operating income of $2,084,000 and $1,616,000, while our Ovonic Materials segment had an operating income of $399,000 and a loss of $301,000, in the three and six months ended December 31, 2007, respectively; our Corporate Activities segment, which includes corporate operating, general and administrative expenses, had approximately a net expense of $9,974,000 for the three months and $18,807,000 (including restructuring costs of $5,070,000) for the six months ended December 31, 2007. Given the expected growth of our photovoltaic business (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•

We are expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular, and we will require significant capital to fund this expansion. We are increasing our manufacturing capacity from the current 118MW by an additional 30MW by the end of fiscal year 2008, and expect to expand beyond 300MW by 2010. We are funding the initial phases of our manufacturing capacity expansion with the proceeds from our March 2006 common stock offering. We will require additional funding for subsequent phases through 2010, which we may obtain from equity or debt financing, business agreements and other sources.

•

We are aggressively pursuing cost reduction and efficiency improvement initiatives to enhance our competitiveness, as competition grows, and pricing pressures increase, in the solar market. We and other PV module manufacturers are expanding PV module manufacturing capacity, and new manufacturers are initiating production, to meet the rapidly increasing global demand for PV systems. We are currently working on cost reductions for future machines. In addition, we are continuing to implement our plans for cost reductions in our raw materials and a program to increase our yields. We have reorganized our marketing function and are focusing on the markets and customers best served by our differentiated products. We are also expanding our sales and marketing teams in the United States and Europe to increase our sales to match our expanding production capacity. These initiatives are expected to offset the pricing pressures in the near term and attain cost competitiveness with traditional energy sources in the longer term.

•

We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We do record royalties from Ovonyx representing 0.5% of their total revenues. These royalties were $13,000 and $30,000, respectively for the three and six months ended December 31, 2007 and $8,000 and $32,000, respectively for the three and six months ended December 31, 2006).

•

The members of Cobasys have agreed to explore strategic alternatives regarding Cobasys that are intended to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the hybrid electric vehicle and stationary power industries. This process is continuing. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on a 2008 budget and/or business plan. The timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded and may not be successful. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

•

We are developing certain of our emerging technologies with the intent to bring these technologies to commercialization or monetizing them. These development activities, which have historically generated losses, have been substantially reduced and balanced to sustainable levels as part of a restructuring plan. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We are utilizing a similar strategy for our current emerging technologies. As part of the restructuring plan (discussed below), these development activities have been substantially reduced and balanced with external sources of revenues, such as royalties, and development agreements (principally government contracts) to realign development commercialization efforts at sustainable levels. Additionally, we are seeking third-party investments and are re-evaluating our emerging technologies to ensure that they are properly prioritized with these goals.

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use product sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production, measured in megawatts (“MW”) per annum, and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing expansion in this segment.

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

Results of Operations

Three Months ended December 31, 2007 Compared to Three Months ended December 31, 2006

The following table summarizes each of our segment’s operating results (in thousands) for the three months ended December 31, 2007 and 2006, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2007	2006	2007	2006
United Solar Ovonic	$51,720	$19,194	$2,084	$864
Ovonic Materials	4,570	3,580	399	(2,864)
Corporate Activities	376	356	(9,974)	(5,339)
Consolidating Entries	(217)	(183)	34	(537)
Consolidated	$56,449	$22,947	$(7,457)	$(7,876)

Revenues increased to $56,449,000 in 2007 from $22,947,000 in the corresponding quarter in 2006 due to increased product sales in 2007 at United Solar Ovonic. Loss from operations decreased from $7,876,000 in 2006 to $7,457,000 in 2007 primarily due to improved operating income at United Solar Ovonic and Ovonic Materials, partially offset by higher costs in our Corporate Activities, including restructuring costs of $2,555,000 (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements). In addition, we are incurring additional general and administrative costs due to the hiring of sales and support staff for expansion activities associated with our increased manufacturing facilities at United Solar Ovonic. The Ovonic Materials segment reflects the savings (reduced research and development costs) resulting from our restructuring activities.

United Solar Ovonic Segment

	Three Months Ended December 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$49,726	$17,445
Revenues from product development agreements	1,994	1,748
Other operating revenues	—	1
TOTAL REVENUES	$51,720	$19,194
EXPENSES
Cost of product sales	$40,203	$15,029
Cost of revenues from product development agreements	1,187	680
Product development and research	909	771
Preproduction costs	2,279	750
Operating, selling, general and administrative expenses	5,058	1,100
TOTAL EXPENSES	$49,636	$18,330
INCOME FROM OPERATIONS	$2,084	$864

Revenues at the United Solar Ovonic segment increased by $32,526,000 as we continued to expand our manufacturing capacity and product sales. Operating profit increased by $1,220,000, primarily due to increased product sales, partially offset by preproduction and ramp-up expenses at our new Greenville and Tijuana manufacturing facilities which commenced production during the quarter.

Product sales increased $32,281,000 in 2007 due to increased volume. This increase in volume includes the $5,941,000 impact of reduced prices and a change in the mix of product sold to more products with lower prices, which have higher margins than other priced products.

Gross profit margin on product sales increased to 19% in 2007 from 14% in 2006 due to the impact of cost-reduction measures to significantly reduce material costs, increased plant yields, reduced labor costs with increased product manufacturing in Mexico, and improved product mix (lower prices but higher margins). The 2006 quarter was impacted by the initial ramp-up of the Auburn Hills 2 manufacturing facility and the 2007 quarter was similarly impacted by the initial ramp-up of the Greenville and Tijuana plants. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with lower production volumes as we ramp up production to full capacity at our new manufacturing facilities. The first 30MW production line for Greenville was placed in service on November 1, 2007.

We continue to invest product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates. Combined product development and research expenses increased $645,000 in 2007, partially offset by increased revenues ($246,000) from product development agreements. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the DOE's Solar America Initiative.

Preproduction costs increased $1,529,000 due to costs associated with the training of new employees, facilities, set-up materials and supplies related to the construction of our new Greenville facilities ($1,165,000) and the expansion of our operations in Tijuana, Mexico ($1,114,000). We will continue to incur preproduction costs, which could be substantial, with each of the new manufacturing facilities until such facility commences production.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to higher sales and marketing ($800,000), particularly in Europe, increased warranty costs ($200,000), additional employee costs ($1,300,000) and increased facilities and other costs ($700,000) for expansion activities associated with our new Greenville manufacturing facilities. The 2006 quarter was favorably impacted by the reversal of a $1,000,000 reduction in the allowance for doubtful accounts. Selling, general and administrative expenses in the 2007 quarter were 9.8% of revenues compared to 11% in 2006 (disregarding the aforementioned $1,000,000). As sales grow in future periods, operating, selling, general and administrative expenses, such as sales and marketing, are expected to increase to support these sales.

Ovonic Materials Segment

	Three Months Ended December 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$1,831	$1,222
Royalties	1,492	964
Revenues from product development agreements	928	1,014
Revenues from license agreements	238	238
Other operating revenues	81	142
TOTAL REVENUES	$4,570	$3,580
EXPENSES
Cost of product sales	$1,594	$925
Cost of revenues from product development agreements	614	1,025
Product development and research	1,675	4,155
Operating, general and administrative expenses	288	339
TOTAL EXPENSES	$4,171	$6,444
INCOME (LOSS) FROM OPERATIONS	$399	$(2,864)

Our Ovonic Materials segment had income from operations in 2007 compared to a loss from operations in 2006 due principally to increased royalties (both transportation and consumer) and restructuring activities, which have substantially reduced our product development and research and operating, general and administrative expenses.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 versus 2006. Positive electrode nickel hydroxide sales increased to $1,831,000 in 2007 from $1,209,000 in 2006 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $1,594,000 in 2007, reflecting the higher sales volume.

Gross profit margins decreased to 13% in 2007 from 24% in 2006 due to an increase in the volatility of material costs.

Royalties increased in 2007 compared to 2006 due to increased royalties from our NiMH battery technology for both consumer and transportation applications.

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Royalties
Transportation – NiMH Battery	$564	$370
Consumer – NiMH Battery	879	560
Ovonyx	13	8
Other	36	26
Total Royalties	$1,492	$964

Revenues from license agreements include $238,000 in each of the three months ended December 31, 2007 and 2006, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased to $2,289,000 in the three months ended December 31, 2007 from $5,180,000 in 2006 due to savings achieved under the first phase of our restructuring plan.

Operating, general and administrative expenses decreased in the three months ended December 31, 2007 primarily due to reduced patent costs and savings achieved from our restructuring plan.

Corporate Activities

	Three Months Ended December 31,
	2007	2006
	(in thousands)
TOTAL REVENUES	$376	$356
EXPENSES
Operating, general and administrative expenses	$7,998	$5,695
Restructuring costs	2,555	—
Gain on disposal of property, plant and equipment	(203)	—
TOTAL EXPENSES	$10,350	$5,695
LOSS FROM OPERATIONS	$(9,974)	$(5,339)

Operating, general and administrative expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2007 due to restructuring costs. While the Company has reduced its costs through its restructuring activities, it has incurred certain additional costs, including litigation ($1,800,000), executive ($300,000) and incentive ($400,000). In 2006, the Company recorded a $750,000 reduction in product warranty accrued expenses in connection with the Rare Earth Ovonic joint venture.

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

Other Income/Expense

Other income (net) decreased to $2,082,000 in the three months ended December 31, 2007 from $4,963,000 in the three months ended December 31, 2006, due to lower interest income. In 2006, there were increased funds available for investment due to the March 2006 equity offering.

Six Months ended December 31, 2007 Compared to Six Months ended December 31, 2006

The following table summarizes each of our segment’s operating results (in thousands) for the six months ended December 31, 2007 and 2006, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2007	2006	2007	2006
United Solar Ovonic	$93,607	$43,054	$1,616	$2,351
Ovonic Materials	9,662	6,821	(301)	(6,772)
Corporate Activities	545	599	(18,807)	(9,731)
Consolidating Entries	(323)	(345)	82	(1,067)
Consolidated	$103,491	$50,129	$(17,410)	$(15,219)

Revenues increased to $103,491,000 in 2007 from $50,129,000 in the corresponding quarter in 2006 due to increased product sales in 2007 at United Solar Ovonic. Loss from operations increased from $15,219,000 in 2006 to $17,410,000 in 2007 primarily due to preproduction costs ($4,824,000) at United Solar Ovonic, the impact of the ramp-up of our new Greenville 1A plant, together with continuing ramp-up of its Auburn Hills 2 manufacturing facility, and restructuring costs incurred in connection with our restructuring plan (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements). In addition, we are incurring additional general and administrative costs due to the hiring of sales and support staff for expansion activities associated with our increased manufacturing facilities at United Solar Ovonic. The Ovonic Materials segment reflects the savings (reduced research and development costs) resulting from our restructuring activities.

United Solar Ovonic Segment

	Six Months Ended December 31,
	2007	2006
	(in thousands)
REVENUES
Product sales	$89,596	$39,572
Revenues from product development agreements	4,011	3,478
Other operating revenues	—	4
TOTAL REVENUES	$93,607	$43,054
EXPENSES
Cost of product sales	$72,826	$31,995
Cost of revenues from product development agreements	2,337	1,363
Product development and research	2,034	1,486
Preproduction costs	4,824	1,104
Operating, selling, general and administrative expenses	9,970	4,755
TOTAL EXPENSES	$91,991	$40,703
INCOME FROM OPERATIONS	$1,616	$2,351

Revenues at the United Solar Ovonic segment increased $50,553,000 as we continued to expand our manufacturing capacity and product sales. Income from operations declined by $735,000 primarily due to preproduction costs at our new Greenville and Tijuana manufacturing facilities and increased operating, selling and administrative expenses consistent with our growth.

Product sales increased $50,024,000 in 2007 due to increased volume. This increase in volume includes the $11,465,000 impact of reduced prices and a change in the mix of product sold to more products with lower prices, which have higher margins than other priced products.

Gross profit margin on product sales was 19% in both 2007 and 2006 despite the 2007 impact of the ramp-up of our new manufacturing facilities and manufacturing-related issues at Auburn Hills 1 in the first quarter of the fiscal year. These higher costs were partially offset by the favorable impact from the implementation of our cost-reduction measures to reduce material costs, reduce labor costs with increased product manufacturing in Mexico and improved product mix (lower prices but higher margins). As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. The first 30MW production line for Greenville was placed in service on November 1, 2007.

In the six months ended December 31, 2007, there was an increase of $1,374,000 in the allowance for slow-moving and obsolete inventory representing a valuation adjustment for certain slow-moving items.

We continue to invest product development and research expenses to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates. Combined product development and research expenses increased by $1,522,000 in 2007, partially offset by increased ($533,000) revenues from product development agreements. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the DOE's Solar America Initiative.

Preproduction costs increased due to costs associated with the training of new employees, facilities, set-up materials and supplies related to the construction of our new Greenville facilities ($2,876,000) and the expansion of our operations in Tijuana, Mexico ($1,948,000). We will incur preproduction costs, which could be expected to be substantial, with each new manufacturing facility until we commence production.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to higher sales and marketing ($1,300,000), particularly in Europe, increased warranty costs ($800,000), additional employee costs ($2,000,000), and increased facilities and other costs ($1,100,000) for expansion activities associated with our new Greenville manufacturing facilities. As our sales grow in future periods, operating, selling, general and administrative expenses, such as sales and marketing, are expected to increase to support these sales.

Ovonic Materials Segment

	Six Months Ended December 31
	2007	2006
	(in thousands)
REVENUES
Product sales	$4,446	$1,953
Royalties	2,507	1,628
Revenues from product development agreements	1,788	2,402
Revenues from license agreements	751	496
Other operating revenues	170	342
TOTAL REVENUES	$9,662	$6,821
EXPENSES
Cost of product sales	$4,163	$1,576
Cost of revenues from product development agreements	1,191	2,368
Product development and research	4,012	8,181
Operating, general and administrative expenses	597	1,468
TOTAL EXPENSES	$9,963	$13,593
LOSS FROM OPERATIONS	$(301)	$(6,772)

Our Ovonic Materials segment had a decreased loss from operations in 2007 due principally to increased royalties (both transportation and consumer) and restructuring activities, which have substantially reduced our product development and research and operating, general and administrative expenses.

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 versus 2006. Positive electrode nickel hydroxide sales increased to $4,425,000 in 2007 from $1,925,000 in 2006 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $4,163,000 in 2007, reflecting the higher sales volume.

Gross margins decreased to 6% in 2007 from 19% in 2006 due to an increase in the volatility of materials costs.

Royalties increased in 2007 compared to 2006 due to increased royalties from our NiMH battery technology for both consumer and transportation applications.

	Six Months Ended December 31,
	2007	2006
	(in thousands)
Royalties
Transportation – NiMH Battery	$963	$680
Consumer – NiMH Battery	1,444	939
Ovonyx	30	32
Other	70	(23)
Total Royalties	$2,507	$1,628

Revenues from license agreements include $476,000 in each of the six months ended December 31, 2007 and 2006, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). Revenues from license agreements for 2007 also include an increase in license fees for an existing licensee.

The combined product development and research expenses decreased to $5,203,000 in the six months ended December 31, 2007 due to savings achieved under the first phase of our restructuring plan. Revenues from product development agreements decreased principally due to previous completion of certain PV and optical memory contracts, partially offset by new contracts in 2007 relating to our Ovonic metal hydride fuel cell and Ovonic solid hydrogen storage technologies.

Operating, general and administrative expenses decreased in the six months ended December 31, 2007 primarily due to reduced employee costs ($600,000), together with other cost savings ($300,000) achieved from our restructuring plan.

Corporate Activities

	Six Months Ended December 31,
	2007	2006
	(in thousands)
TOTAL REVENUES	$545	$599
EXPENSES
Operating, general and administrative expenses	$14,488	$10,330
Restructuring costs	5,070	—
Gain on disposal of property, plant and equipment	(206)	—
TOTAL EXPENSES	$19,352	$10,330
LOSS FROM OPERATIONS	$(18,807)	$(9,731)

Operating, general and administrative expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2007 due to restructuring costs. While the Company has reduced its costs through its restructuring activities, it has incurred certain additional costs, including litigation ($1,800,000), executive ($700,000) and incentive ($900,000) costs. In 2006, the Company recorded a $750,000 reduction in product warranty accrued expenses in connection with the Rare Earth Ovonic joint venture.

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

Other Income/Expense

Other income (net) decreased to $4,475,000 in the six months ended December 31, 2007 from $10,005,000 in the six months ended December 31, 2006, due to lower interest income. In 2006, there were increased funds available for investment due to the March 2006 equity offering.

Liquidity and Capital Resources

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part II, Item I – Legal Proceedings and Item 1A – Risk Factors. Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar Ovonic segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 offering of common stock), and borrowing available under our new credit facility. We believe that cash, cash equivalents and short-term investments, cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for operations for the foreseeable future. However, we will require additional funding for our additional expansion through 2010, which financing we may obtain from equity and debt financing, business agreements and other sources. We are currently in discussions with major financial institutions regarding various financing alternatives.

As of December 31, 2007, we had $155,421,000 consolidated cash, cash equivalents, and short-term investments consisting of variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” There were $5,614,000 in restricted investments at December 31, 2007. These short-term investments have maturities up to 27 months, except for the ARC’s which have maturities from 27 to 40 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At December 31, 2007, we had consolidated working capital of $181,628,000.

New Credit Facility

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. The facilities also contain an aggregate $10 million sub-limit for standby letters of credit. Terms of the new credit facility are described in greater detail below in Part II, Item 5 — Other Information.

Cash Flows

Net cash provided by our operating activities was $6,500,000 in 2007 versus $8,724,000 in 2006. The operating cash flows in our United Solar Ovonic segment are being impacted by the change in working capital as we expand sales and production. While the inventory and accounts receivable balances decreased at December 31, 2007, it is anticipated that future accounts receivable and inventory balances will increase as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $2,244,000 in 2007 as compared to $161,051,000 used in investing activities in the corresponding  period in 2006. This decrease was principally due to reduced purchase of investments in 2007. There was a decrease in capital spending ($62,651,000 in 2007 compared to $70,261,000 in 2006), principally associated with the timing of the increased 2006 expansion of our United Solar Ovonic segment’s manufacturing capacity.

Net cash provided by our financing activities was $5,639,000 in 2007 as compared to $8,005,000 in 2006, primarily as a result of proceeds from stock options.

Restructuring Reserve

In 2007, the Company incurred additional restructuring costs of $5,070,000 and utilized or paid out of this reserve $6,098,000. The Company has a balance of $2,603,000 in this reserve at December 31, 2007, of which $2,287,000 will be utilized or paid in the next year.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

As of December 31, 2007, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, is secured by a security interest in inventory and requires maintaining a $5,000,000 minimum investment balance. At December 31, 2007, we had outstanding letters of credit of $2,161,000 against the line of credit.

Joint Ventures

Through September 2007 CTV funded Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment in certain situations. Since October 2007 CTV has been funding Cobasys’ operations without approval by OBC. CTV and OBC have agreed to explore strategic alternatives regarding Cobasys that are intended to enable Cobasys to further capitalize on global opportunities for integrated energy storage solutions in the hybrid electric vehicle and stationary power industries. This process is continuing, and the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded and may not be successful. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on a 2008 budget and/or business plan. Without an agreed budget and business plan and resolution of pending disputes, Cobasys may not be able to continue as a going concern. See Part II, Item I – Legal Proceedings and Item 1A – Risk Factors.

Off-Balance Sheet Arrangements

The Company has a liability recorded related to the modification of certain stock option grants which are considered financial instruments and adjusted to fair value at each reporting period, and the Company is subject to decreases or increases in earnings as a result of fluctuations in the value of these stock options.

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

Purchase Commitment. In December 2007, the Company entered into a gas purchase agreement totaling $8,458,000 for certain of its facilities. The agreements are effective through December 2008. The agreements require the Company to purchase a committed amount of germane gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period January through October 2008.

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

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $154,644,000 and $205,282,000 of these investments (including cash equivalents) on December 31, 2007 and June 30, 2007, respectively. At December 31, 2007, there were restricted investments of $5,614,000. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our December 31, 2007, portfolio of approximately $89,000.

The Company does invest in certain securities (auction rate certificates). Recent market conditions have resulted in failures of certain auctions; however, the Company’s securities have not experienced such failures.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in periodic reports we file with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. These disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed in the reports we file with the Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, on September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement. The arbitrator held a hearing in January 2008 on our and OBC’s application for partial judgment on the pleadings seeking to dismiss CTV’s initial and amended claims and CTV’s request for declaratory relief, seeking an order declaring that OBC and ECD must meet their alleged funding obligations and not block a sale of Cobasys by dishonoring CTV's preferred interest. The arbitrator’s ruling is expected in February.

We and OBC have had settlement discussions with CTV. At the same time, we and OBC dispute and have been vigorously defending the claims asserted by CTV and pursuing our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved 2008 budget and operating plan, or otherwise as approved by OBC. In our view, the Operating Agreement is also clear that we and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. CTV has continued to fund Cobasys’ loss-generating operations, which, in OBC’s view, violates the Operating Agreement and applicable Michigan law. Cobasys had losses of approximately $76 million and obtained funding of approximately $84 million in 2007, and Cobasys management has recently forecast for 2008, which has not been approved by the members, losses of approximately $82-86 million and funding requirements of approximately $92-94 million. Clarification of the parties’ respective rights and obligations through the pending ruling by the arbitrator should help to facilitate a resolution.

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

Our Cobasys joint venture faces uncertain prospects arising from a pending arbitration and other matters. Certain disputes relating to Cobasys are the subject of pending arbitration and Cobasys and its members have not agreed on the 2008 business plan. Without an agreed budget and business plan and resolution of pending disputes, Cobasys may not be able to continue as a going concern. During 2007 the members undertook to explore strategic alternatives for Cobasys. That process is continuing. However, the timing and nature of a particular strategic alternative to be consummated, if any, has not been concluded and may not be successful.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 11, 2007. The following proposals were approved by the votes indicated:

(1)       To elect seven directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld
Joseph A. Avila	32,336,554	1,823,904
Robert I. Frey	32,325,716	1,834,742
William J. Ketelhut	32,339,186	1,821,272
Florence I. Metz	31,682,169	2,478,289
Mark D. Morelli	32,384,743	1,775,715
Stephen Rabinowitz	32,308,190	1,852,268
George A. Schreiber, Jr.	32,334,862	1,825,596

(2)      To ratify the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending June 30, 2008.

For	Against	Abstain
33,367,881	671,479	121,098

(3)      To approve the Annual Incentive Program.

For	Against	Abstain
18,078,894	1,649,117	268,759

(4)      To approve the Amended and Restated Certificate of Incorporation.

For	Against	Abstain
32,701,901	1,154,830	303,727

Item 5.	Other Information

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

On February 4, 2008, United Solar Ovonic LLC and United Solar Ovonic Corporation, each a wholly owned subsidiary (together, the “Borrowers”), entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and as lender (the “Domestic Facility”), and a separate Fast Track Export Loan Agreement, which is provided under the United States Export-Import Bank’s fast track working capital guarantee program, with JPMorgan Chase Bank, N.A., as lender (the “Ex-Im Facility” and, together with the Domestic Facility, the “Credit Facility”). The obligations of the Borrowers under the Credit Facility are guaranteed by ECD.

Credit Facility

The new credit facility consists of two separate lines of credit, a $30 million revolving line under the Domestic Facility, with availability determined by reference to a borrowing base comprised of domestic inventory and receivables, and a separate $25 million revolving line under the Ex-Im Facility, with availability determined by reference to a borrowing base comprised of eligible export-related inventory and receivables. The facilities contain an aggregate $10 million sub-limit for standby letters of credit. Under the Domestic Facility, the borrowing base equals the sum of (a) 85% of eligible domestic accounts receivable and (b) the lesser of (i) 75% of eligible domestic inventory and (ii) 85% of the liquidation value of domestic inventory (as defined in the credit agreement governing the Domestic Facility). Under the Ex-Im Facility, the borrowing base equals the sum of (a) 90% of eligible export related accounts receivable and (b) 75% of eligible export related inventory (as defined in the fast track export loan agreement governing the Ex-Im Facility).

The Borrower’s obligations under the Credit Facility are secured by substantially all of the Borrowers’ existing and future personal property, other than their equity interests in subsidiaries, affiliates and joint ventures, real property, equipment and fixtures, and intellectual property. ECD’s obligations in respect of its guaranty of the Credit Facility are unsecured.

The final maturity of the Ex-Im Facility is February 4, 2011. The final maturity of the Domestic Facility is February 4, 2013, but if the Ex-Im Facility is not extended for an additional two-year term on or before July 5, 2010, the final maturity of the Domestic Facility will be February 4, 2011. All borrowings under the Credit Facility must be repaid in full upon maturity.

At the Borrowers’ option, borrowings under the Credit Facility may be maintained from time to time as (a) Alternate Base Rate loans, which shall bear interest at the higher of (i) 1/2 of 1% in excess of the federal funds rate and (ii) the rate published by the administrative agent as the “prime rate” (or equivalent), in each case in effect from time to time, minus the applicable margin (which is between 0.50% and 1.00%, depending upon the average liquidity of the Borrowers), or (b) LIBO loans, which shall bear interest at the LIBO Rate (as defined in the Credit Facility and adjusted for the statutory reserve rate), as determined by the administrative agent for the respective interest period plus the applicable margin in effect from time to time (which is between 1.25% and 1.75% for the Domestic Facility and between 0.75% and 0.95% for the Ex-Im Facility, in each case depending on the average daily liquidity of the Borrowers). In addition to paying interest on outstanding principal under the Credit Facility, the Borrowers are required to pay a commitment fee, equal to 0.25% per annum, on the unused portion of the Credit Facility. The Borrowers are required to pay customary letter of credit fees.

The Credit Facility requires ECD and the Borrowers and their subsidiaries, to comply with customary affirmative and negative covenants, including negative covenants that place restrictions on the ability of the Borrowers to incur additional debt or liens, to make acquisitions or certain dispositions, to enter into transactions with affiliates, to make investments or loans, to enter into merger agreements or similar agreements, to redeem capital stock or debt securities or to make certain distributions in respect of equity interests. These restrictions, in some cases, may also apply to ECD as guarantor. The Credit Facility also requires that the Borrowers maintain at least $10 million in liquidity (as determined under the terms of the Credit Facility) at all times.

The Credit Facility contains customary events of default, including nonpayment of principal, interests, fees or other amounts when due; inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; certain cross-default provisions, including to events of default in respect of indebtedness of more than $500,000; certain judgments against the Company or the Borrowers; certain ERISA-related events; certain criminal judgments against the Borrowers or ECD; and certain changes in control of ECD or Borrowers.

Copies of the Credit Agreement and the Fast Track Export Loan Agreement are attached hereto as exhibits 10.1 and 10.2.

Item 6.	Exhibits
10.1	Credit Agreement with JPMorgan Chase Bank, N.A., dated February 4, 2008.
10.2	Fast Track Export Loan Agreement with JPMorgan Chase Bank, N.A., dated February 4, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
(Registrant)
Date: February 7, 2008	By:	/s/ Sanjeev Kumar
Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 7, 2008	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer