Form 10-Q
period 2008-03-31
ENERGY CONVERSION DEVICES INC
filed 2008-05-08
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

As of May 2, 2008, there were 40,499,415 shares of ECD’s Common Stock outstanding.

Page 1 of 53 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
REVENUES
Product sales	$65,366,437	$23,205,632	$159,390,920	$64,730,544
Royalties	1,537,284	769,588	4,044,286	2,396,974
Revenues from product development agreements	2,691,323	2,887,232	8,489,755	8,750,231
Revenues from license agreements	263,500	238,095	1,014,690	734,285
Other revenues	123,455	328,761	532,902	946,771
TOTAL REVENUES	69,981,999	27,429,308	173,472,553	77,558,805
EXPENSES
Cost of product sales	45,295,569	19,787,231	122,108,940	54,121,929
Cost of revenues from product development agreements	1,863,149	2,012,243	5,391,404	5,725,945
Product development and research	1,653,078	5,670,745	7,698,507	15,337,609
Patents (including patent defense)	386,681	638,129	1,350,244	2,367,231
Preproduction costs	750,787	490,926	5,574,597	1,594,927
Operating, selling, general and administrative (net)	12,074,743	9,810,276	35,730,395	24,610,636
Restructuring charges	2,386,361	—	7,456,845	—
TOTAL EXPENSES	64,410,368	38,409,550	185,310,932	103,758,277
INCOME (LOSS) FROM OPERATIONS	5,571,631	(10,980,242)	(11,838,379)	(26,199,472)
OTHER INCOME (EXPENSE)
Interest income	1,508,099	4,140,727	6,037,773	14,374,685
Interest expense	(66,106)	—	(66,106)	—
Other nonoperating expense	(2,585)	(31,755)	(57,423)	(261,211)
TOTAL OTHER INCOME	1,439,408	4,108,972	5,914,244	14,113,474
NET INCOME (LOSS) BEFORE INCOME TAXES	7,011,039	(6,871,270)	(5,924,135)	(12,085,998)
INCOME TAXES	36,900	—	94,500	—
NET INCOME (LOSS)	$6,974,139	$(6,871,270)	$(6,018,635)	$(12,085,998)
Basic Net Income (Loss) Per Share	$.17	$(.17)	$(.15)	$(.31)
Diluted Net Income (Loss) Per Share	$.17	$(.17)	$(.15)	$(.31)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $80,295,000 at March 31, 2008 and $80,278,000 at June 30, 2007	$80,690,047	$80,769,970
Restricted investments	5,659,129	—
Short-term investments	14,963,383	125,003,963
Accounts receivable (net)	44,204,282	36,497,575
Inventories	32,231,915	38,692,178
Assets held for sale	1,538,843	1,523,543
Other	3,706,848	2,396,014
TOTAL CURRENT ASSETS	182,994,447	284,883,243
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	59,886,031	23,382,529
Machinery and other equipment	239,751,547	129,186,752
Assets under capitalized leases	26,775,025	26,406,764
	326,412,603	178,976,045
Less accumulated depreciation and amortization	(54,864,014)	(41,992,111)
NET DEPRECIABLE ASSETS	271,548,589	136,983,934
Land	1,157,394	1,376,580
Construction in progress	111,876,846	173,008,798
TOTAL PROPERTY, PLANT AND EQUIPMENT	384,582,829	311,369,312
LONG-TERM INVESTMENTS	32,757,040	—
OTHER ASSETS	4,809,304	4,426,025
TOTAL ASSETS	$605,143,620	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,248,355	$34,267,171
Salaries, wages and amounts withheld from employees	7,034,004	3,067,034
Restructuring reserve	1,766,647	3,630,634
Deferred revenues under business agreements	92,618	109,639
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	1,072,910	912,781
TOTAL CURRENT LIABILITIES	47,166,914	42,939,639
LONG-TERM LIABILITIES	25,370,842	25,795,875
LONG-TERM RESTRUCTURING RESERVE	404,905	—
LONG-TERM DEFERRED PATENT LICENSE FEE	5,476,195	6,190,480
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	78,664,516	75,171,654
COMMITMENTS AND CONTINGENCIES (NOTES A AND G)
STOCKHOLDERS’ EQUITY
Capital Stock
Common Stock, par value $0.01 per share:
Authorized – 100,000,000 shares at March 31, 2008 and at June 30, 2007
Issued and outstanding – 40,333,907 shares at March 31, 2008 and 39,796,910 shares at June 30, 2007	403,339	397,969
Additional paid-in capital	862,827,693	854,160,702
Accumulated deficit	(335,037,194)	(329,018,559)
Accumulated other comprehensive loss	(1,714,734)	(33,186)
TOTAL STOCKHOLDERS’ EQUITY	526,479,104	525,506,926
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$605,143,620	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(6,018,635)	$(12,085,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,058,962	8,258,246
Bad debt and other expenses	734,170	(54,615)
Allowance for slow-moving inventory	1,793,038	1,420,909
Restructuring charge	1,019,409	—
Warranty expense	343,468	(369,505)
Changes in government contracts and other reserves	186,252	(364,000)
Amortization of deferred nonrefundable patent license fee	(714,285)	(714,285)
Amortization of premium/discount on investments	—	(145,683)
Stock and stock options issued for services rendered	1,505,768	1,455,249
Gain on sale of equipment	(368,800)	(989)
Loss on sale of investments	147,696	40,631
Retirement liability	46,722	(71,680)
Changes in working capital:
Accounts receivable	(8,397,523)	2,059,409
Inventories	4,667,224	(17,937,824)
Other assets	(1,631,676)	(2,810,486)
Accounts payable and accrued expenses	5,688,655	20,085,883
Restructuring reserve	(1,374,082)	—
Deferred revenues under business agreements	(17,021)	(97,556)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,669,342	(1,332,294)
INVESTING ACTIVITIES:
Increase in restricted investments	(5,659,129)	—
Purchases of property, plant, and equipment (including construction in progress)	(88,768,084)	(139,421,084)
Purchases of investments	(62,250,000)	(416,533,218)
Investment in Ovonyx	—	(200,000)
Proceeds from sales of investments	115,037,849	232,839,734
Proceeds from maturities of investments	22,591,331	205,197,739
Proceeds from sale of property, plant and equipment	392,270	989
NET CASH USED IN INVESTING ACTIVITIES	(18,655,763)	(118,115,840)
FINANCING ACTIVITIES:
Principal payments under short-term and long-term debt obligations and capitalized lease obligations	(877,538)	(695,259)
Payments – long-term retirement	(190,139)	—
Proceeds from exercise of stock options	7,038,898	9,003,264
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,971,221	8,308,005
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(64,723)	(17,545)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,923)	(111,157,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,769,970	164,961,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,690,047	$53,804,308

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$122,589	$—
Cash paid for interest, including capitalized interest	1,865,052	1,531,366
Noncash transactions:
Capital lease obligations to finance capital equipment	362,231	138,635
Depreciation allocated to construction in progress	—	325,820

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

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiary United Solar Ovonic LLC and United Solar Ovonic Corporation (referred to as “United Solar”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the "Company"). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority shareholders. The Company has, as of March 31, 2008, two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (“CTV”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.3%-owned (or 30.7% on a fully diluted basis after giving effect to exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements for discussions of all of the Company’s major joint ventures and investments.

In 2000, ECD contributed noncash, in-process technology to Ovonyx in exchange for an equity interest. No value for this technology has been included in the Company’s balance sheet. ECD accounts for this investment under an equity method accounting model that allows for the disproportionate share of the amount of the cost basis investment and the percentage share of the underlying equity (determined as if the investee were a consolidated subsidiary) to be amortized over the estimated useful lives of the underlying assets.

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

Short-Term Investments

The following schedule summarizes the unrealized gains and losses on the Company's short-term investments (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2008
Corporate Bonds	$15,156	$—	$(193)	$14,963
Restricted Investment – Money Market	$5,659	$—	$—	$5,659
June 30, 2007
Auction Rate Certificates	$36,100	$—	$—	$36,100
Corporate Bonds	74,882	27	(6)	74,903
Certificates of Deposit	14,001	1	(1)	14,001
	$124,983	$28	$(7)	$125,004

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	March 31, 2008		June 30, 2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$2,700	$2,698	$43,692	$43,696
Due after one year through five years	12,456	12,265	45,191	45,208
Due after five years	—	—	36,100	36,100
	$15,156	$14,963	$124,983	$125,004

Long-Term Investments

(In thousands)

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2008
Auction Rate Certificates*	$34,300	$—	$(1,543)	$32,757

*  Auction rate certificates mature in more than five years with interest rates resetting monthly.

Auction Rate Certificates – Auction Rate Certificates (ARCs) represent securities with fixed maturity dates the interest rates of which reset monthly. Our ARCs are Student Loan Asset-Backed Securities by the Federal Family Education Loan (FFEL) Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and ultimately guaranteed by the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA.

At March 31, 2008, the Company’s investment advisor has valued these securities using their pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions. This valuation results in an unrealized loss of $1,542,960 as of March 31, 2008.

The Company believes this to be a temporary impairment and intends to hold these securities until the market for these securities recovers, or until maturity, and has recorded this amount in its accumulated other comprehensive loss account on its balance sheet.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Due to the recent temporary liquidity problems experienced with these securities, we have reclassified them as Long-Term Investments.

Capitalized Interest

Interest on capitalized lease obligations and other interest expense is capitalized during active construction periods of equipment. The Company incurred total interest costs of $695,000 and $585,000 during the three months ended March 31, 2008 and 2007, and $1,865,000 and $1,531,000 during the nine months ended March 31, 2008 and 2007, the majority of which were capitalized as part of the new solar cell manufacturing equipment currently under construction.

Impairment

Upon the identification of an event indicating potential impairment, the Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded.

Financial Instruments

Due to the short-term maturities of cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value. The carrying values of the long-term investments have been adjusted to reflect their fair values.

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

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of March 31, 2008 and 2007 was $6,480,000 and $4,802,000, respectively.

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

Stock-Based Compensation

ECD has common stock reserved for issuance as follows:

	Number of Shares
	March 31, 2008	June 30, 2007
Stock options	2,029,140	2,568,747
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,434,350	2,973,957

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

The weighted average fair value of the options granted during the three months and nine months ended March 31, 2008 and 2007 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

	Three Months Ended March 31,		Nine months Ended March 31,
	2008	2007(1)	2008	2007
Dividend Yield	0%	–	0%	0%
Volatility %	60.49%	–	61.65%	67.89%
Risk-Free Interest Rate	3.04%	–	4.14%	4.62%
Expected Life	6.59 years	–	6.45 years	6.63 years

(1)	No options were granted in the three months ended March 31, 2007.

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

The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan. Effective November 14, 2006, the date ECD stockholders approved the 2006 Stock Incentive Plan, ECD will not grant any additional options under the 2000 Plan. There are still outstanding options under each of these plans.

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

Compensation Expense Attributable to Net Stock-Based Compensation
	Compensation Expense	Decrease in Earnings Per Share		Increase in Loss Per Share
		Basic	Diluted	Basic	Diluted
Three Months Ended:
March 31, 2008	$615,000	$0.02	$0.02
March 31, 2007	$290,000			$0.01	$0.01
Nine Months Ended:
March 31, 2008	$1,604,000			$0.04	$0.04
March 31, 2007	$1,192,000			$0.03	$0.03

As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock options and grants was as follows:

		Weighted average period to be recognized
Nonvested Stock Options	$1,652,274	1.61 years
Nonvested Restricted Stock Grants	2,675,424	2.80 years
	$4,327,698

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

A summary of the transactions during the three months ended March 31, 2008, with respect to ECD’s 1995, 2000 and 2006 Plans follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2007	966,840	$20.05	$10,901,717	4.86
Granted	110,000	$27.88
Exercised	(103,277)	$20.09
Forfeited	(1,200)	$50.16
Expired	(360)	$10.40
Outstanding at December 31, 2007	972,003	$20.90	$12,781,228	5.21
Granted	10,000	$25.74
Exercised	(23,040)	$18.27
Expired	(1,050)	$43.60
Outstanding at March 31, 2008	957,913	$20.99	$9,143,059	5.12
Exercisable at March 31, 2008	813,698	$19.52	$8,689,339	4.38
Exercisable at June 30, 2007	858,542	$19.48	$9,923,559	4.46

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair value of stock options granted and the total intrinsic value of stock options exercised during the three months and nine months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average fair value of options granted	$154,843	$—	$2,054,034	$330,417
Total intrinsic value of stock options exercised	$230,919	$977,879	$6,597,307	$8,997,281

The following is a summary of the transactions during the nine months ended March 31, 2008 with respect to Stock Option Agreements between ECD and Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky dated November 18, 1993. Upon the death of Dr. Ovshinsky in August 2006, and pursuant to the terms of the Stock Option Agreements and our stock option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which Mr. Ovshinsky is the executor.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	445,259	$18.25	$5,595,637	(2)
Exercised	(259,674)	$15.06
Outstanding and exercisable at March 31, 2008	185,585	$22.73	$1,330,645	(2)

(1)	The intrinsic value of a stock option is the amount by which the market value as of the above dates for the underlying stock exceeds the exercise price of the option.
(2)

Mr. Ovshinsky retired as an active employee and a director of ECD effective August 31, 2007. The 171,713 shares owned by him are exercisable through August 31, 2008. The 13,872 shares owned by the estate of Dr. Ovshinsky expire on August 16, 2008.

The following is a summary of the transactions during the nine months ended March 31, 2008 with respect to a Stock Option Agreement between Robert C. Stempel and ECD entered into in January 1999:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2007	180,000	$10.688	$3,623,760	1.55
Exercised	(60,000)	$10.688
Outstanding and exercisable at March 31, 2008	120,000	$10.688	$2,305,440	0.79

(1)	The intrinsic value of a stock option is the amount by which the market value as of the above dates for the underlying stock exceeds the exercise price of the option.

As of March 31, 2008 and June 30, 2007, there were 269,000 and 338,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $2,875,072 and $3,612,544, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

As part of the executive changes in August 2007, the vesting of certain stock options owned by Mr. Ovshinsky and Mr. Stempel was accelerated. As a result of this acceleration of vesting, approximately $258,000 was recorded as a restructuring charge in the nine months ended March 31, 2008.

Restricted Stock Awards

The fair value of restricted stock awards (RSAs) is determined on the date of grant based on the market price of ECD’s common stock. The fair value of the RSAs is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period; the value of restricted stocks granted to nonemployee directors is amortized over a two- to nine-year vesting period. The following table provides information on the RSAs granted as of March 31, 2008:

Grant Date	Shares		Grant Date Fair Value	Total Valuation
May 2, 2007	23,352	(1)	$35.92	$838,804
September 1, 2007	60,000	(2)	$25.91	$1,554,600
December 11, 2007	15,546	(3)	$29.82	$463,582
December 24, 2007	10,000		$35.45	$354,500
February 5, 2008	3,720	(3)	$24.20	$90,024
March 20, 2008	2,500		$25.19	$62,975

(1)	In February 2008, one-third of the RSAs (2,784 shares) granted to James Metzger, former chief operating officer, in May 2007 were vested pursuant to the terms of his retirement agreement.
(2)

RSA granted to Mark D. Morelli, the Company’s President and CEO, 30,000 shares of which vest on the earlier of the third anniversary of the grant date or the twentieth consecutive trading day on which the average closing price of ECD’s common stock on Nasdaq exceeds $50.00.

(3)

RSAs granted to nonemployee directors representing annual Compensation and Committee Chair fees. In August 2007, the Compensation Committee of ECD’s Board of Directors restructured nonemployee compensation to closely align with the long-term interest of the Company and its stockholders. Effective December 11, 2007, the meeting fees were eliminated and the nonemployee directors were paid an annual retainer of $90,000 payable in restricted stock, with each director having the option to receive up to 40% of such amount in cash.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

Warrants

As of March 31, 2008, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options and warrants. Weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three months and nine months ended March 31, 2008 and 2007 are computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$6,974,139	$(6,871,270)	$(6,018,635)	$(12,085,998)
Weighted average number of shares outstanding:
– for basic net income (loss) per share	40,317,300	39,517,400	40,099,639	39,294,971
– for diluted net income (loss) per share	40,719,346	39,517,400	40,099,639	39,294,971
Basic net income (loss) per share	$ .17	$ (.17)	$ (.15)	$ (.31)
Diluted net income (loss) per share	$ .17	$ (.17)	$ (.15)	$ (.31)

Due to the Company’s net loss, the 2008 weighted average shares of potential dilutive securities of 529,806 shares for the nine months ended March 31, 2008 were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additionally, securities of 93,295 shares and 48,709 shares for the three and nine months ended March 31, 2008, respectively, were excluded from the 2008 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

Due to the Company’s net losses, the 2007 weighted average shares of potential dilutive securities of 1,003,898 shares and 1,160,768 shares were excluded from the calculations of diluted loss per share for the three months and nine months ended March 31, 2007, respectively, as inclusion of these securities would have been antidilutive to the net loss per share. Additional securities of 13,684 shares and 10,531 shares for the three and nine months ended March 31,

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – Summary of Accounting Policies (Continued)

2007, respectively, were excluded from the 2007 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

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

Restructuring Charges and Assets Held for Sale

Through March 31, 2008, pursuant to our restructuring plan, we have implemented the plan for consolidating the photovoltaics and machine-building activities into United Solar and reduced costs in both the Ovonic Materials segment and in Corporate Activities.

Given the reduced scope of our research and development activities as a result of our restructuring efforts, we are reviewing our current facilities infrastructure with a view to consolidate these facilities. Once these decisions have been made, we may be recording additional restructuring charges. We estimate that restructuring costs to be incurred in the three months ending June 30, 2008 will range between $2,000,000 and $3,000,000, depending on the results of our facilities review.

The Company recorded restructuring charges, representing expenses incurred in connection with its restructuring and succession plan, totaling $2,386,000 (or $.06 per share) and $7,457,000 (or $.19 per share) for the three and nine months ended March 31, 2008, respectively.

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

The following summarizes activity in the Company’s restructuring reserve through March 31, 2008.

	Employee-Related Expenses	Other Expenses	Total
Balance July 1, 2007	$2,883,734	$746,900	$3,630,634
Charges	3,979,306	3,477,539	7,456,845
Utilization or payment	(4,812,269)	(4,103,658)	(8,915,927)
March 31, 2008	$2,050,771	$120,781	2,171,552
Less current portion			(1,766,647)
Long-term portion			$404,905

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	March 31, 2008	June 30, 2007
Billed
Trade	$37,485,879	$27,827,263
Related parties	183,286	322,105
Other	3,681,779	2,248,228
Subtotal	41,350,944	30,397,596
Unbilled
Trade	266,876	1,544,162
Related parties	74,329	85,905
Other	3,386,133	5,007,912
Subtotal	3,727,338	6,637,979
Less allowance for uncollectible accounts	(874,000)	(538,000)
	$44,204,282	$36,497,575

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar) are as follows:

	March 31, 2008	June 30, 2007
Finished products	$2,766,232	$16,399,784
Work in process	13,550,924	5,495,945
Raw materials	15,914,759	16,796,449
	$32,231,915	$38,692,178

The above amounts include an allowance for slow-moving inventory of $3,663,000 and $1,870,000 as of March 31, 2008 and June 30, 2007, respectively.

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys

The Company recognized $238,000 and $714,000 as revenues from license agreements in each of the three and nine months ended March 31, 2008 and 2007, respectively, in connection with the amortization of a license fee received in July 2004 from Panasonic EV Energy Co., Ltd. as part of a settlement of a certain patent infringement dispute.

The Company recorded revenues from Cobasys of $186,000 and $413,000 for the three and nine months ended March 31, 2008, respectively, and $222,000 and $664,000 for the three and nine months ended March 31, 2007, respectively, for services performed on behalf of Cobasys (primarily for advanced product development testing and other services).

Ovonyx

As of March 31, 2008, ECD owns 39.3% (or 30.7% on a fully diluted basis after giving effect to exercise of stock options and warrants) of Ovonyx, Mr. Tyler Lowrey and a colleague own 39.3%, and Intel Capital and other investors own the remainder of the shares outstanding. In addition to its equity interest, ECD also receives 0.5% of the Ovonyx annual gross revenues which it recognizes as royalty revenue.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments (Continued)

ECD recorded nonroyalty revenues from Ovonyx of $48,000 and $175,000 for the three and nine months ended March 31, 2008, respectively, and $199,000 and $539,000 for the three and nine months ended March 31, 2007, respectively, representing services provided to this joint venture.

NOTE E – Liabilities

Warranty Liability

The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims. The following is a summary of the changes in the product warranty liability during the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
	2008	2007
Liability at beginning of the period	$1,325,452	$1,835,136
Amounts accrued for as warranty costs	343,468	(369,505	)(1)
Warranty claims	(175,973)	(171,072)
Liability at end of period	$1,492,947	$1,294,559

(1)

During the nine months ended March 31, 2007, the Company, based upon information available at the time, revised its estimate of the warranty accrual in connection with its Rare Earth Ovonic joint venture and recorded a $750,000 reduction in this accrual.

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA questioned the allowability of and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. The Company has a reserve of $1,787,000 and $1,899,000 at March 31, 2008 and at June 30, 2007, respectively.

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

NOTE F – Lines of Credit

As of March 31, 2008, the Company had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, requires maintaining a $5,000,000 minimum investment balance. At March 31, 2008, the Company had outstanding letters of credit of $2,161,000 against the line of credit.

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

NOTE G – Commitments

As of March 31, 2008, the Company had purchase commitments of approximately $49,642,000 related to its previously announced goal of expanding United Solar’s manufacturing capacity to 300MW by 2010. The Company presently intends to fund this additional expansion through existing funds and cash from operations.

Purchase Commitment. In December 2007, the Company entered into a purchase agreement for germane gas totaling $8,458,000 for certain of its facilities. The agreements are effective through December 2008. The agreements require the Company to purchase a committed amount of germane gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period January through October 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – Royalties, Nonrefundable Advance Royalties and License Agreements

The Company has business agreements with third parties and with related parties for which royalties and revenues are included in its Consolidated Statements of Operations. At each of March 31, 2008 and June 30, 2007, the Company deferred recognition of revenue in the amount of $245,660 relating to nonrefundable advance royalty payments.

NOTE I – Business Segments

The following table summarizes the financial data (in thousands) of the Company’s operations by business segments:

	United Solar	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
March 31, 2008	$66,736	$3,178	$253	$(185)	$69,982
March 31, 2007	23,841	3,442	291	(145)	27,429
Nine months ended
March 31, 2008	$160,343	$12,840	$797	$(507)	$173,473
March 31, 2007	66,895	10,263	890	(489)	77,559
Income (Loss) from Operations
Three months ended
March 31, 2008	$13,735	$940	$(9,175)	$72	$5,572
March 31, 2007	518	(4,185)	(6,796)	(517)	(10,980)
Nine months ended
March 31, 2008	$15,352	$639	$(27,983)	$154	$(11,838)
March 31, 2007	2,870	(10,957)	(16,527)	(1,585)	(26,199)
Depreciation Expense
Nine months ended
March 31, 2008	$14,326	$242	$631	$(140)	$15,059
March 31, 2007	6,633	1,099	571	(45)	8,258
Capital Expenditures
Nine months ended
March 31, 2008	$88,251	$—	$515	$2	$88,768
March 31, 2007	139,421	1,537	127	(1,664)	139,421
Identifiable Assets
March 31, 2008	$513,490	$5,864	$111,251	$(25,461)	$605,144
March 31, 2007	352,406	7,939	277,531	(25,188)	612,688

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Business Segments (Continued)

The following table presents revenues (in thousands) by country based on the location of the customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
United States	$28,262	$14,644	$76,884	$40,027
France	17,046	8	22,839	381
Germany	7,458	7,210	24,702	20,247
Italy	6,962	1,843	20,676	5,738
South Korea	5,305	2	11,595	2
Japan	1,520	967	3,942	2,824
Hong Kong	667	960	5,328	2,934
China	205	388	1,591	462
Other Countries	2,557	1,407	5,916	4,944
	$69,982	$27,429	$173,473	$77,559

As of March 31, 2008 and June 30, 2007, the composition of the Company's property, plant and equipment, net of accumulated depreciation, is principally in the United States.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Litigation

Cobasys. As previously reported in our first and second quarter reports on Form 10-Q, on September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement.

We and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved 2008 budget and operating plan, or otherwise as approved by OBC. In our view, the Operating Agreement is also clear that we and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $76 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

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

After this hearing, but before receiving the arbitrator’s ruling, on February 15, 2008 the parties entered into an interim settlement agreement providing for a suspension of the arbitration, a deferral of the arbitrator’s ruling, and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from a potential buyer. The terms of the interim settlement also provide for an agreed allocation of the proceeds of this sale, an agreed distribution of certain royalty rights, a restructuring of Cobasys’ intellectual property assets with certain rights reverting to OBC, and require dismissal of the arbitration with prejudice and a settlement and mutual release of Cobasys-related claims in the event that the sale is completed prior to a mutually agreed deadline. Sale negotiations have been ongoing among us, OBC, CTV and the potential buyer and, since the interim settlement agreement was entered into, the parties to the arbitration have on seven occasions during the negotiation process amended the agreement to extend the deadline for timely consummation. There is no assurance that the sale will be completed or that the arbitration will be settled as contemplated by the interim settlement agreement. If the sale of Cobasys does not close by the current deadline and the interim settlement is not extended, we, OBC or CTV could resume the arbitration and cause the arbitrator’s ruling on our and OBC’s application for partial judgment on the pleadings to be issued. There is no assurance that the arbitrator’s ruling would be favorable to us and OBC.

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

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three months and nine months ended March 31, 2008 and 2007. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2007.

Overview

We commercialize materials, products and production processes for the alternative energy generation, energy storage and information technology markets. We design, manufacture and market our UNI-SOLAR® thin-film, lightweight, flexible photovoltaic (“PV”) laminates, which we believe offer differentiated value proposition to meet the needs of the global commercial rooftop market. We also manufacture and sell positive electrode nickel hydroxide battery materials, and license our nickel metal hydride (“NiMH”) battery technology, which is used in commercial products. Our principal joint ventures – Cobasys LLC and Ovonyx, Inc. – are commercializing our NiMH battery and Ovonic Universal Memory (“OUM,” also referred to as “PRAM”) technologies, respectively.

For the three months ended March 31, 2008, we had consolidated net income of $7 million, a significant corporate profitability milestone, due to the performance of our United Solar segment. Revenues and production increased in this segment, and gross margin improved to over 30%, which the Company believes is sustainable. Income was impacted by restructuring costs, which are included in Corporate Activities.

Our business activities represent application of our overall business strategy to commercialize our materials, products and production processes internally and through third-party relationships, such as licenses and joint ventures. Accordingly, our results reflect our approach to commercialization of a particular technology, as well as the commercial readiness of that technology, and consideration should be given to the following key factors when reviewing our results for the periods discussed:

•

We are engaged in full-scale manufacturing and sale of our PV products through our United Solar segment, and our consolidated financial results are driven primarily by the performance of this segment. Our United Solar segment accounted for 95% and 92% of our total revenue in the three and nine months ended March 31, 2008, respectively, and accounted for 87% and 86% of our total revenue in the three and nine months ended March 31, 2007, respectively. Our United Solar segment generated operating income of $13.7 million in the three months ended March 31, 2008 and $15.3 million for the nine months year to date, while our Ovonic Materials segment had an operating income of $0.9 million and $0.6 million in the three and nine months ended March 31, 2008, respectively; our Corporate Activities segment, which includes corporate operating, general and administrative expenses, had a net expense of $9.2 million (including restructuring costs of $2.4 million) for the three months and $28.0 million

(including restructuring costs of $7.5 million) for the nine months ended March 31, 2008. Given the expected growth of our photovoltaic business (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar segment and subject to the risks of that business.

•

We are expanding manufacturing capacity for our PV products to meet the rapid growth in the alternative energy generation market in general and the solar market in particular. We are increasing our manufacturing capacity from the current 118MW by an additional 60MW in the first half of fiscal 2009. The Company has also announced plans to increase nameplate manufacturing capacity by an additional 120MW, increasing future solar manufacturing capacity to approximately 300MW by 2010. We presently intend to fund this additional expansion through existing funds and cash flow from operations.

•

We are aggressively pursuing cost reduction and efficiency improvement initiatives to enhance our competitiveness, as competition grows, and pricing pressures increase, in the solar market. We and other PV manufacturers are expanding PV manufacturing capacity, and new manufacturers are initiating production, to meet the rapidly increasing global demand for PV systems. We are currently working on cost reductions for future machines. In addition, we are continuing to implement our plans for cost reductions in our raw materials and a program to increase our yields. We have reorganized our sales and marketing functions and are focusing on the markets and customers best served by our differentiated products. We are also expanding our sales and marketing teams in the United States and Europe to increase our sales to match our expanding production capacity. These initiatives are expected to offset the pricing pressures in the near term and attain cost competitiveness with traditional energy sources in the longer term.

•

We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the accounting model based on the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and know-how. We do record royalties from Ovonyx representing 0.5% of their total revenues. These royalties were $17,000 and $47,000, respectively, for the three and nine months ended March 31, 2008 and $8,000 and $40,000, respectively, for the three and nine months ended March 31, 2007.

•

The members of Cobasys have agreed to explore strategic alternatives regarding Cobasys.  In 2007, the members of Cobasys agreed to explore strategic alternatives regarding Cobasys. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on a 2008 budget and/or business plan. On February 15, 2008 the parties entered into an interim settlement agreement providing for a suspension of the arbitration and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from a potential buyer. These sale negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement, if at all, or on terms favorable to us and OBC. If the proposed sale is not completed, without an agreed budget and business plan for 2008 and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

•

We are developing certain of our emerging technologies with the intent to bring these technologies to commercialization success or, alternatively, to monetization. These development activities, which have historically generated losses, have been substantially reduced and balanced to sustainable levels as part of a restructuring plan. We have successfully brought our PV and NiMH technologies from pioneering technologies to commercial products, and Ovonyx has been collaborating successfully with a number of semiconductor companies to commercialize OUM. We plan a similar strategy for our current emerging technologies. As part of the restructuring plan (discussed below), these development activities have been substantially reduced and balanced with external sources of revenues, such as royalties, and development agreements (principally government contracts) to realign development commercialization efforts at sustainable levels. Additionally, we are seeking third-party investments and are re-evaluating our emerging technologies to ensure that they are properly prioritized with these goals.

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use product sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production, measured in megawatts (“MW”) per annum, and gross margins on product sales as key performance metrics for our United Solar segment, particularly in connection with the manufacturing expansion in this segment.

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, including consolidating the photovoltaics and machine-building activities into the United Solar segment and reducing costs in both the Ovonic Materials segment and in Corporate Activities. We have incurred total restructuring costs of $12.8 million through March 31, 2008. We are presently evaluating our facilities infrastructure requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.

Results of Operations

Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

The following table summarizes each of our segment’s operating results (in thousands) for the three months ended March 31, 2008 and 2007, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2008	2007	2008	2007
United Solar	$66,736	$23,841	$13,735	$518
Ovonic Materials	3,178	3,442	940	(4,185)
Corporate Activities	253	291	(9,175)	(6,796)
Consolidating Entries	(185)	(145)	72	(517)
Consolidated	$69,982	$27,429	$5,572	$(10,980)

Revenues increased to $70.0 million in 2008 from $27.4 million in the corresponding quarter in 2007 due to increased product sales in 2008 in the United Solar segment. The Company reversed $11.0 million loss from operations in 2007 to a $5.6 million income from operations in 2008 due to improved operating income at United Solar and Ovonic Materials, partially offset by higher costs in our Corporate Activities, including restructuring costs of $2.4 million (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

United Solar Segment

	Three Months Ended March 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$64,941	$22,143
Revenues from product development agreements	1,795	1,696
Other operating revenues	—	2
TOTAL REVENUES	$66,736	$23,841
EXPENSES
Cost of product sales	$45,021	$18,303
Cost of revenues from product development agreements	1,254	744
Product development and research	689	1,201
Preproduction costs	751	491
Operating, selling, general and administrative and patent expenses	5,286	2,584
TOTAL EXPENSES	$53,001	$23,323
INCOME FROM OPERATIONS	$13,735	$518

Revenues at the United Solar segment increased by $42,895,000 (180%) as we continued to expand our manufacturing capacity and increase product sales. Product sales increased by 14.1MW to 21.5MW in the three months ended March 31, 2008. Operating profit increased by $13,217,000, primarily due to increased product sales and gross profit margin, partially offset by increases to operating, selling, general and administrative expenses to support the increased volume.

Product sales increased by $42,798,000 (193%) in 2008 primarily due to high demand for our products and higher production, as well as increased selling prices and product mix. The Company is expanding its production capacity to meet the high demand and doubled its capacity when it placed the first of its new 30MW production lines in its new Greenville, Michigan plant in November 2007 and the second line in January 2008. The Greenville plant makes a semi-finished product and corresponding product assembly capacity was placed in service in the Company’s new Tijuana, Mexico facility at the same time.

Gross profit margin on product sales increased to 30.7% in 2008 from 17.3% in 2007 primarily due to reduced manufacturing costs that improved margins by 14%. Production at our new Greenville and Tijuana manufacturing facilities had a significant, positive contribution to our financial performance given better-than-expected ramp up of our operations at these two facilities.

We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates. Combined product development and research expenses were basically at the same level in 2008 and 2007. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the DOE’s Solar America Initiative.

Preproduction costs increased by $260,000 due to costs associated with the training of new employees, facilities, set-up materials and supplies as we continue the expansion of our new Greenville, Michigan ($239,000) and Tijuana, Mexico ($510,000) facilities. We will continue to incur preproduction costs with each of the new manufacturing facilities until such facilities commence production.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to higher sales and marketing costs ($580,000), particularly in Europe, additional employee costs ($1,506,000) and increased facilities and other costs ($495,000) for expansion activities associated with our new Greenville manufacturing facilities. Selling, general and administrative expenses in the 2008 quarter were 8% of revenues compared to 11% in 2007. As production and sales grow in future periods, operating, selling, general and administrative expenses are expected to increase to support this expansion; but, these expenses are expected to decrease as a percentage of revenue.

Ovonic Materials Segment

	Three Months Ended March 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$425	$1,063
Royalties	1,537	769
Revenues from product development agreements	896	1,194
Revenues from license agreements	264	238
Other operating revenues	56	178
TOTAL REVENUES	$3,178	$3,442
EXPENSES
Cost of product sales	$356	$1,098
Cost of revenues from product development agreements	609	1,270
Product development and research	964	4,470
Operating, general and administrative and patent expenses	309	789
TOTAL EXPENSES	$2,238	$7,627
INCOME (LOSS) FROM OPERATIONS	$940	$(4,185)

Our Ovonic Materials segment had income from operations in 2008 compared to a loss from operations in 2007 due principally to increased royalties (both transportation and consumer) and the benefits of our restructuring activities, which have substantially reduced our product development and research and operating, general and administrative expenses.

Product sales, representing sales of our positive electrode nickel hydroxide materials, decreased in 2008 versus 2007 due primarily to a change in our principal customer’s material requirements in 2008, which resulted in a one-time acceleration of product sales in the prior quarter and a reduction in product sales in the current quarter.

Royalties increased in 2008 compared to 2007 resulting from the improving market for our NiMH battery technology for both consumer and transportation applications.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Royalties
Transportation – NiMH Battery	$463	$338
Consumer – NiMH Battery	998	367
Ovonyx	17	8
Other	59	56
Total Royalties	$1,537	$769

Revenues from license agreements include $238,000 in each of the three months ended March 31, 2008 and 2007, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

The combined product development and research expenses decreased to $1,573,000 in the three months ended March 31, 2008 from $5,740,000 in 2007 due to savings achieved under the first phase of our restructuring plan.

Operating, general and administrative expenses decreased in the three months ended March 31, 2008 primarily due to reduced patent costs ($305,000) plus savings achieved from our restructuring plan.

Corporate Activities

	Three Months Ended March 31,
	2008	2007
	(in thousands)
TOTAL REVENUES	$253	$291
EXPENSES
Operating, general and administrative expenses	$7,050	$7,087
Restructuring costs	2,386	—
Gain on disposal of property, plant and equipment	(8)	—
TOTAL EXPENSES	$9,428	$7,087
LOSS FROM OPERATIONS	$(9,175)	$(6,796)

Operating, general and administrative expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance were basically the same in 2008 and 2007. Savings achieved in the current quarter were offset by additional legal, incentive and other costs.

Other Income/Expense

Other income (net) decreased to $1,439,000 in the three months ended March 31, 2008 from $4,109,000 in the three months ended March 31, 2007, due to lower interest income as a result of lower interest rates and a lower level of investments in 2008.

Income Taxes

Income tax expense for 2008 represents taxes paid by the Company in Mexico and Germany.

Nine Months ended March 31, 2008 Compared to Nine Months ended March 31, 2007

The following table summarizes each of our segment’s operating results (in thousands) for the nine months ended March 31, 2008 and 2007, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2008	2007	2008	2007
United Solar	$160,343	$66,895	$15,352	$2,870
Ovonic Materials	12,840	10,263	639	(10,957)
Corporate Activities	797	890	(27,983)	(16,527)
Consolidating Entries	(507)	(489)	154	(1,585)
Consolidated	$173,473	$77,559	$(11,838)	$(26,199)

Revenues increased to $173.5 million in 2008 from $77.6 million in the corresponding period in 2007 due to increased product sales in 2008 in the United Solar segment. The Company reduced its loss from operations from $26.2 million in 2007 to $11.8 million in 2008 due to improved operating income in the United Solar and Ovonic Materials segments, partially offset by higher costs in our Corporate Activities, including restructuring costs of $7.5 million (see Note A, “Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements).

United Solar Segment

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$154,538	$61,715
Revenues from product development agreements	5,805	5,174
Other operating revenues	—	6
TOTAL REVENUES	$160,343	$66,895
EXPENSES
Cost of product sales	$117,846	$50,298
Cost of revenues from product development agreements	3,591	2,107
Product development and research	2,723	2,686
Preproduction costs	5,574	1,595
Operating, selling, general and administrative and patent expenses	15,257	7,339
TOTAL EXPENSES	$144,991	$64,025
INCOME FROM OPERATIONS	$15,352	$2,870

Revenues at the United Solar segment increased $93,448,000 (140%) as we continued to expand our manufacturing capacity and product sales. Income from operations increased by $12,482,000 primarily due to increased product sales and increased gross profit margin, partially offset by increases to operating, selling, general and administrative expenses to support the increased volume.

Product sales increased by $92,823,000 (150%) in 2008 due to high demand for our products. This increase in volume includes the $10,301,000 impact of reduced selling prices and the mix of products sold. The Company is expanding its production capacity to meet the high demand and doubled its capacity when it placed the first of its new 30MW production lines in its new Greenville, Michigan plant in November 2007 and the second line in January 2008. The Greenville plant makes a semi-finished product and corresponding product assembly capacity was placed in service in the Company’s new Tijuana, Mexico facility at the same time.

The increased margins on product sales (23.7% in 2008 and 18.5% in 2007) were due to lower manufacturing costs that improved margins by 10%, partially offset by lower prices. Production at our new Greenville and Tijuana manufacturing facilities had a significant, positive contribution to our financial performance from faster ramp up of our operations at these two facilities.

In the nine months ended March 31, 2008, there was an increase of $1,793,000 in the allowance for slow-moving inventory.

We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates. Combined product development and research expenses increased by $1,521,000 in 2008, partially offset by increased ($631,000) revenues from product development agreements. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the DOE’s Solar America Initiative.

Preproduction costs increased due to costs associated with the training of new employees, facilities, set-up materials and supplies as we continue the expansion of our new Greenville, Michigan ($3,114,000) and Tijuana, Mexico ($2,458,000) facilities. We will continue to incur preproduction costs with each new manufacturing facility until we commence production.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to higher sales and marketing costs ($2,563,000), particularly in Europe; additional employee costs ($3,470,000), and increased facilities and other costs ($1,965,000) for expansion activities associated with our new Greenville manufacturing facilities. As our sales grow in future periods, operating, selling, general and administrative expenses, such as sales and marketing, are expected to increase to support these sales.

Ovonic Materials Segment

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$4,872	$3,016
Royalties	4,044	2,397
Revenues from product development agreements	2,684	3,596
Revenues from license agreements	1,015	734
Other operating revenues	225	520
TOTAL REVENUES	$12,840	$10,263
EXPENSES
Cost of product sales	$4,519	$2,674
Cost of revenues from product development agreements	1,801	3,638
Product development and research	4,975	12,651
Operating, general and administrative expenses	906	2,257
TOTAL EXPENSES	$12,201	$21,220
INCOME (LOSS) FROM OPERATIONS	$639	$(10,957)

Product sales, representing sales of our positive electrode nickel hydroxide materials, increased in 2008 versus 2007 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $4,519,000 in 2008, reflecting the higher sales volume.

Our Ovonic Materials segment had income from operations in 2008 compared to a loss from operations in 2007 due principally to increased royalties (both transportation and consumer) and the savings from our restructuring activities, which have substantially reduced our product development and research and operating, general and administrative expenses.

Royalties increased in 2008 compared to 2007 resulting from the improving market for our NiMH battery technology for both consumer and transportation applications.

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Royalties
Transportation – NiMH Battery	$1,426	$1,018
Consumer – NiMH Battery	2,443	1,306
Ovonyx	47	40
Other	128	33
Total Royalties	$4,044	$2,397

Revenues from license agreements include $714,000 in each of the nine months ended March 31, 2008 and 2007, representing amortization of a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements). Revenues from license agreements for 2007 also include an increase in license fees for an existing licensee.

The combined product development and research expenses decreased to $6,776,000 in the nine months ended March 31, 2008 from $16,289,000 in the nine months ended March 31, 2007, due to savings achieved under our restructuring activities. Revenues from product development agreements decreased principally due to previous completion of certain PV and optical memory contracts ($707,000) and reduced activity in 2008 ($1,387,000) on existing contracts, partially offset by new contracts in 2008 ($1,182,000) relating to our Ovonic metal hydride fuel cell and Ovonic solid hydrogen storage technologies.

Operating, general and administrative expenses decreased in the nine months ended March 31, 2008 primarily due to reduced employee costs ($900,000), together with other cost savings ($450,000) achieved from our restructuring plan.

Corporate Activities

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
TOTAL REVENUES	$797	$890
EXPENSES
Operating, general and administrative expenses	$21,537	$17,417
Restructuring costs	7,457	—
Gain on disposal of property, plant and equipment	(214)	—
TOTAL EXPENSES	$28,780	$17,417
LOSS FROM OPERATIONS	$(27,983)	$(16,527)

Operating, general and administrative expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2008 due to restructuring costs. The Company has incurred certain additional costs, including legal costs associated with the Chevron arbitration ($2,791,000) and incentive costs ($1,760,000). In 2007, the Company recorded a $750,000 reduction in product warranty accrued expenses in connection with the Rare Earth Ovonic joint venture.

Other Income/Expense

Other income (net) decreased to $5,914,000 in the nine months ended March 31, 2008 from $14,113,000 in the nine months ended March 31, 2007, due to lower interest income due to lower interest rates and a lower level of investments in 2008.

Income Taxes

Income tax expense for 2008 represents taxes paid by the Company in Mexico and Germany.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our March 2006 offering of common stock), cash flow from operations, and borrowing available under our new credit facility. We believe that cash, cash equivalents and investments, cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for current operations and expansion for the foreseeable future.

As of March 31, 2008, the Company had purchase commitments of approximately $49,642,000 related to its previously announced goal of expanding United Solar’s manufacturing capacity to 300MW by 2010. The Company presently intends to fund this additional expansion through existing funds and cash from operations.

As of March 31, 2008, we had $134,070,000 in consolidated cash, cash equivalents, and short-term and long-term investments consisting of variable rate corporate bonds (“VRCB’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” There were $5,659,000 in restricted investments as of March 31, 2008. In addition, the Company has $32,757,000 in ARC’s classified as long-term investments at March 31, 2008. These short-term investments have maturities up to 20 months, except for the ARC’s which have maturities from 26 to 38 years. Both the VRCB’s and ARC’s resemble short-term instruments due to the periodic interest rate reset and put options. At March 31, 2008, we had consolidated working capital of $135,828,000.

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part II, Item I – Legal Proceedings and Item 1A – Risk Factors.

Cash Flows

Net cash provided by our operating activities was $12,669,000 in 2008 versus $1,332,000 used in 2007. The operating cash flows in our United Solar segment are being impacted by the change in working capital as we expand sales and production. While inventory levels decreased at March 31, 2008, we anticipate that future accounts receivable and inventory balances will increase as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $18,656,000 in 2008 as compared to $118,116,000 used in investing activities in the corresponding period in 2007. This decrease was principally due to reduced purchase of investments in 2008. There was a decrease in capital spending ($88,768,000 in 2008 compared to $139,421,000 in 2007), principally associated with the timing of the increased 2007 expansion of our United Solar segment’s manufacturing capacity. As we further expand United Solar’s manufacturing capacity, we will be increasing our cash flow for our investing activities.

Net cash provided by our financing activities was $5,971,000 in 2008 as compared to $8,308,000 in 2007, primarily as a result of proceeds from the exercise of stock options.

Restructuring Reserve

In 2008, the Company incurred additional restructuring costs of $7,457,000 and utilized or paid $8,916,000 out of this reserve. The Company has a balance of $2,172,000 in this reserve at March 31, 2008, of which $1,767,000 will be utilized or paid in the next year.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. The facilities also contain an aggregate $10 million sub-limit for standby letters of credit. At March 31, 2008, there were no amounts under this sub-limit.

As of March 31, 2008, we had a line of credit with LaSalle Bank Midwest N.A. in the amount of $5,000,000. This line of credit provides a mechanism for obtaining letters of credit and entering into foreign exchange transactions. The line of credit, which expires on August 31, 2008, requires maintaining a $5,000,000 minimum investment balance. At March 31, 2008, we had outstanding letters of credit of $2,161,000 against the line of credit.

Joint Ventures

Through September 2007, CTV funded Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment in certain situations. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer, during which time Cobasys management has not sought any funding from the members of Cobasys. Further, Cobasys and its members have not agreed on a 2008 budget and/or business plan. In 2007, CTV and OBC agreed to explore strategic alternatives regarding Cobasys, which has resulted in us, OBC and CTV commencing negotiations for the sale of Cobasys with a potential buyer in early 2008. These sale negotiations have been ongoing, but we cannot assure you that the proposed sale will be completed by the current deadline under our interim settlement agreement or on terms favorable to us and OBC, or if it will be completed at all. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item I – Legal Proceedings and Item 1A – Risk Factors.

Contractual Obligations

The Company announced expansion plans for an additional capacity of 120MW, increasing future solar nameplate manufacturing capacity to approximately 300MW by 2010. As of March 31, 2008, the Company had purchase commitments of approximately $49,642,000 for its announced expansion, and the Company presently intends to fund this additional expansion through existing funds and cash from operations.

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan.

The increase in purchase commitments is primarily due to the aforementioned expansion plan, additional commitments to purchase steel for the new Auburn Hills facility and construction and equipment commitments for the new Greenville facilities.

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

Federal Taxes on Income

The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that the realization of such benefits is more likely than not.

At June 30, 2007, the Company had net operating loss carryforward of $329,990,000 expiring in 2008 through 2027 and an alternative tax minimum credit carryforward of $1,363,000, which do not expire.

A valuation allowance has been recorded for all of the above tax benefits.

Inventory Reserves

The Company maintains an allowance for slow-moving inventory for certain inventory items for which it does not expect to sell within the next twelve months.

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

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $100,917,000 (excluding long-term investments) and $205,282,000 of these investments (including cash equivalents) on March 31, 2008 and June 30, 2007, respectively. At March 31, 2008, there were restricted investments of $5,659,000. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody's or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our March 31, 2008, portfolio of approximately $56,000.

The Company invests in auction rate certificates. Recent market conditions have resulted in failures of certain auctions; however, the Company’s securities have not experienced such failures. Due to the recent temporary liquidation problems experience with certain securities, we have reclassified them as long-term investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our first and second quarter reports on Form 10-Q, on September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement.

We and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved 2008 budget and operating plan, or otherwise as approved by OBC. In our view, the Operating Agreement is also clear that we and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $76 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests.  From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

The arbitrator held a hearing in January 2008 on our and OBC’s application for partial judgment on the pleadings seeking to dismiss CTV’s initial and amended claims and CTV’s request for declaratory relief, seeking an order declaring that OBC and ECD must meet their alleged funding obligations and not block a sale of Cobasys by dishonoring CTV's preferred interest.

After this hearing, but before receiving the arbitrator’s ruling, on February 15, 2008 the parties entered into an interim settlement agreement providing for a suspension of the arbitration, a deferral of the arbitrator’s ruling, and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from a potential buyer. The terms of the interim settlement also provide for an agreed allocation of the proceeds of this sale, an agreed distribution of certain royalty rights, a restructuring of Cobasys’ intellectual property assets with certain rights reverting to OBC, and require dismissal of the arbitration with prejudice and a settlement and mutual release of Cobasys-related claims in the event that the sale is completed prior to a mutually agreed deadline. Sale negotiations have been ongoing among us, OBC, CTV and the potential buyer and, since the interim settlement agreement was entered into, the parties to the arbitration have on seven occasions during the negotiation process amended the agreement to extend the deadline for timely consummation. There is no assurance that the sale will be completed or that the arbitration will be settled as contemplated by the interim settlement agreement. If the sale of Cobasys does not close by the current deadline and the interim settlement is not extended, we, OBC or CTV could resume the arbitration and cause the arbitrator’s ruling on our and OBC’s application for partial judgment on the pleadings to be issued. There is no assurance that the arbitrator’s ruling would be favorable to us and OBC.

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

Our Cobasys joint venture faces uncertain prospects and is the subject of a pending arbitration.

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $76 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests.  From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

Certain disputes relating to Cobasys are the subject of the arbitration described under Part II, Item 1 – Legal Proceedings in this report. The parties have temporarily suspended the arbitration pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Since the interim settlement agreement was entered into, the parties to the arbitration have on seven occasions during the sale process amended the agreement to extend the deadline for timely consummation. If the sale of Cobasys is not consummated timely and any of OBC, CTV or us determine not to further extend our interim settlement agreement, we, OBC or CTV could resume the arbitration and cause the arbitrator’s ruling on our and OBC’s application for partial judgment on the pleadings to be issued. We cannot assure you that a sale will be timely consummated or consummated at all. If not timely consummated, we cannot assure you that the arbitrator’s ruling would be favorable to us and OBC or that we and OBC ultimately would prevail in the arbitration.

Item 6.	Exhibits
10.1	Revised Separation Agreement with executive officer effective December 31, 2007.
10.2	Revised Separation Agreement with executive officer effective March 31, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
(Registrant)
Date: May 8, 2008	By:	/s/ Sanjeev Kumar
Sanjeev Kumar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 8, 2008	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer