Form 10-K
period 2008-06-30
ENERGY CONVERSION DEVICES INC
filed 2008-08-28
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number:	1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each Exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes	☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	☑ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☑ No

As of December 31, 2007, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $1.4 billion based on the closing price as reported on the NASDAQ Global Select Market.

As of August 26, 2008, there were 45,666,225 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement to be filed within 120 days of June 30, 2008 for the 2008 Annual Meeting of Stockholders.

FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2008

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

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates, that generate clean, renewable energy by converting sunlight into electricity. Our solar laminates have unique characteristics that differentiate them from conventional crystalline solar modules, including physical flexibility, light weight, high durability and ease of installation. These characteristics make our products particularly suitable for rooftop applications and building integrated ("BIPV"), which is our target market. We manufacture our solar laminates using a proprietary process and technology that we developed through nearly 30 years of research. To meet the increasing demand for our products, we are actively expanding our production capacity and have embarked on an expansion plan to reach 1GW of annual production capacity by 2012. Solar laminate sales represent more than 90% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.

Our Business Segments

We operate our business in two business segments: United Solar Ovonic and Ovonic Materials. Financial information regarding each segment is available in Note P, “Business Segments,” of the Notes to our Consolidated Financial Statements.

United Solar Ovonic

Our United Solar Ovonic segment designs, manufactures and sells PV laminates that generate clean, renewable energy by converting sunlight into electricity. This business, which we conduct through our wholly owned subsidiary, United Solar Ovonic LLC, is based principally on our pioneering technologies for thin-film amorphous silicon PV laminates and low-cost, roll-to-roll manufacturing.

Our PV laminates possess several unique attributes that make them ideal for both rooftop and building integrated applications, including ability to be integrated with roofing materials; ability to qualify for special BIPV incentives; light weight; superior resistance to wind uplift; no roof penetration; high durability and impact resistance; and ease of installation. In addition, our products generate more electricity in real world conditions than many competing products, resulting in higher returns for our customers.

We sell our PV laminates principally for commercial and industrial roofing applications. We believe that we have a strategic competitive advantage because our PV laminates are readily adaptable for integration into various roofing materials. We sell most of our laminates to commercial roofing materials manufacturers, builders and building contractors, and solar power installers/integrators who incorporate our PV laminates into their products for commercial sale and then handle all aspects of the consumer relationship, including marketing, sales and service.

We have embarked on an expansion plan to reach 1GW of production capacity by 2012. We believe this expansion is necessary to accommodate the rapidly growing demand for our products and to align with our customers’ needs. We currently operate four manufacturing lines in Michigan, two in Auburn Hills and two in Greenville, totaling 118MW of nameplate capacity. We are installing additional manufacturing lines in Greenville, Michigan that will bring our nameplate capacity to 178MW. We expect these lines to be operating at full capacity before the end of fiscal year 2009.

We manufacture our PV laminates using our proprietary vacuum deposition and large-scale, roll-to-roll manufacturing processes to deposit amorphous silicon as a thin film on a large roll of stainless steel. We design, develop and manufacture and have made the automated production equipment based on these proprietary process technologies. We believe our manufacturing process and product design create significant barriers to entry for competitors who may seek to produce products similar to our own. We also believe that consolidating our PV equipment design and manufacturing activities with our PV laminate manufacturing activities allows us to more effectively improve our manufacturing efficiency and reduce capital costs.

We compete with companies that currently manufacture and distribute products based on well-established technologies for electricity generation, as well as companies that currently manufacture and distribute products based on alternative energy generation technologies, such as solar and wind. Our principal competitors in the solar market include Sharp Corporation, Q-Cells AG, Evergreen Solar, Inc., Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”), Sunpower Corp., Mitsubishi Electric Corporation and Suntech Power Holdings Co., Ltd., all of which manufacture predominantly crystalline or polycrystalline silicon PV modules, and First Solar, Inc., which manufactures thin film, cadmium telluride PV modules on glass substrates. The competitiveness of alternative energy generation products in general, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets.

Historically, we entered into long-term supply agreements with certain of our customers that did not contain minimum firm purchase commitments. These orders were completed on a current basis via purchase orders issued by the customers as they required our PV products. Therefore, our backlog of customer orders was not significant nor was it a meaningful indicator of future product sales. In order to increase visibility and certainty, and to plan our operations more efficiently, we have recently focused our efforts on long-term “take-or-pay” agreements that require the customer to purchase a specified minimum amount of our products. We have increased, and will continue to increase, the percentage for our products that are sold under take-or-pay agreements as we continue to pursue our strategy of demand-driven expansion. Therefore, our backlog of orders for PV products has increased as we have entered into more take-or-pay agreements.  As of June 30, 2008, our backlog of anticipated product sales for fiscal years 2009 through 2013 was approximately $1.5 billion.  The Company’s estimate of anticipated product sales may be impacted by various assumptions, including price reductions, currency exchange rates and overall customer demand. Anticipated product sales include future firm commitments under take-or-pay agreements, confirmed orders from customers as of June 30, 2008 and government contracts.

Our strategic customers include Solar Integrated Technologies Inc. (“SIT”), Biohaus PV Handels GmbH (“Biohaus”), Alwitra Flachdach Systeme GmbH, Corus Bausysteme GmbH, Hoesch Contecna Systembau, Unimetal S.p.A., SunEdison, LLC, Advanced Green Technologies, Inc. (a unit of Advanced Roofing, Inc.) and Centrosolar AG. Sales to SIT represented 23%, 11% and 21%, respectively, of our product sales in this segment for fiscal years 2008, 2007 and 2006.  Sales to Biohaus were not significant for 2008 and represented 14% of our product sales in this segment for each of fiscal years 2007 and 2006. Sales to Advanced Green Technologies represented 12% of our product sales for fiscal year 2008.  For information about our revenues by geographic region, see Note P, "Business Segments," to our Notes to the Consolidated Financial Statements.

Our long-term research and development strategy involves reducing production costs, improving light-to-electricity conversion efficiency and identifying new commercial applications for our products. We seek to offset our research and development costs in this segment with third-party funding, including product development agreements and government funding. For example, in July 2007 we entered into a three-year cooperative agreement in which we will receive approximately $19 million from the Department of Energy under an innovative, new program, the Solar America Initiative, to increase the efficiency of our photovoltaic products, lower material costs and develop innovative installation methods in order to reduce overall system costs.

The key raw materials used in our United Solar Ovonic segment business are stainless steel; high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane; and polymer materials. We believe that we have adequate sources for the supply of key raw materials and components for our PV laminate manufacturing needs. We have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. The cost of certain raw materials, in particular stainless steel and resin-based polymer materials, has risen over the last several years, and we are actively managing these costs through purchasing strategies and product design and operating improvements. Our operations are not impacted by the current shortage of polysilicon (a key raw material for conventional PV products) that is affecting most of our competitors through higher costs and limited availability.

Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan, and has manufacturing facilities in Auburn Hills and Greenville, Michigan and Tijuana, Mexico.  We maintain sales offices in Germany, Italy and the United States.

Ovonic Materials

Our Ovonic Materials segment invents, designs and develops materials and products based on our pioneering materials science technology. We seek to commercialize this technology internally and through third-party relationships, such as licenses and joint ventures. We are presently commercializing our NiMH materials and consumer battery technology through this segment. We are also engaged in pre-commercialization activities for our emerging technologies, the funding of which we seek to offset with royalties and licensing revenues from this segment and third-party funding, including product development agreements and government funding.

NiMH Batteries

NiMH batteries are rechargeable energy storage solutions offering high power, long cycle life and maintenance-free operation. They are adaptable to a broad range of consumer, transportation and stationary applications. Products utilizing our NiMH battery technology compete with lead-acid, nickel-cadmium and lithium battery technologies. NiMH batteries produce high energy and power for their weight and volume; do not contain any environmentally hazardous substances; have excellent durability and abuse tolerance; have a long cycle life; and provide excellent cost benefits.

We commercialize our NiMH battery technology principally through our Cobasys joint venture (see “Our Principal Joint Ventures – Cobasys”) and third-party licensing arrangements with NiMH battery manufacturers throughout the world. We also sell proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries. We conduct our NiMH battery technology licensing and materials manufacturing activities through our subsidiary Ovonic Battery Company, Inc., in which we have a 91.4% equity interest and the balance is owned by Honda Motor Company, Ltd. (3.2%), Sanoh Industrial Co., Ltd. (3.2%) and Sanyo (2.2%).

Licensing. We have licensed our NiMH battery technology to NiMH battery manufacturers, principally for consumer applications, on a royalty-bearing, nonexclusive basis. We are presently receiving royalties from manufacturers who are currently producing NiMH batteries using our technology.

Prior to Cobasys’ formation, we entered into royalty-bearing, nonexclusive license agreements for the manufacture and sale of NiMH batteries for transportation applications. There are licensees that are presently manufacturing NiMH batteries for four-wheel vehicle transportation applications. Royalties from Sanyo for consumer and transportation applications represented 24%, 18% and 17%, respectively, of our revenues in this segment for the fiscal years ended June 30, 2008, 2007 and 2006.

Materials Manufacturing. We produce proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries, which we sell to licensees of our NiMH battery technology. Our positive electrode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. Sales to Gold Peak Industries represented 96%, 93% and 96%, respectively, of our NiMH materials product sales and 34%, 31% and 13%, respectively, of our total revenues in this segment for the fiscal years ended June 30,

2008, 2007 and 2006. We conduct our manufacturing operations at an automated facility in Troy, Michigan.

The key raw materials used in our nickel hydroxide business are primarily nickel and cobalt. All of the raw materials used are generally readily available from numerous sources, but interruptions in production or delivery of key raw materials could have an adverse impact on our manufacturing operations in this segment. Prices for these raw materials may fluctuate in the normal course of business due to supply and demand. Our product pricing formula to our customers is based on the raw material price.

Emerging Technologies

Our research and development activities have generated new technologies, which we are seeking to bring to full-scale commercialization. These technologies, some of which are discussed below, are subject to further development and will require substantial additional funding to reach commercial product status. We seek to offset our funding requirements by obtaining third-party funding through strategic alliances and government contracts.

Ovonic Solid Hydrogen Storage Technologies. Hydrogen is a clean and efficient fuel source that yields more energy per unit of weight than any other combustible fuel, and we are developing a practical approach to storing hydrogen in a solid metal matrix at low pressures using a family of efficient metal hydrides. Our solid hydrogen storage solutions have several advantages over conventional gaseous and liquid storage solutions, including improved weight and volumetric density and greater safety due to our technology’s low-pressure refilling and storage capabilities. We are presently manufacturing pre-production volumes of portable hydrogen canisters in Rochester Hills, Michigan, and have sold over 3,500 canisters of various sizes to multiple customers since fiscal 2004.

Ovonic Metal Hydride Fuel Cell Technologies. Fuel cells are environmentally-clean power generators in which hydrogen and oxygen are combined to produce electricity, with water and heat as the only byproducts. Our Ovonic metal hydride fuel cell technology is a proprietary approach that combines the best features of both fuel cell and battery technologies for a new, lower cost solution in comparison to conventional proton exchange membrane (“PEM”) fuel cells, which require expensive platinum catalysts. As part of our development activities, we have demonstrated high power fuel stacks utilizing our metal hydride fuel cell technology that meet the power ratings of certain commercially-available fuel cells for the stationary market at a fraction of the cost.

Ovonic Biofuel Reformation Technologies. The production of low-cost hydrogen is a key for existing high-volume hydrogen users and potential future uses. Our Ovonic reformation technology produces pure hydrogen in a safe process from multiple biofuel and biomass sources at far lower operating temperatures than commercial processes without the generation of carbon dioxide gas. Our proprietary process uses inexpensive catalysts and has the potential to dramatically reduce hydrogen cost to the end user through local hydrogen production at the point of use, thereby eliminating transportation costs and risks. We presently are seeking funding as we move from laboratory-scale production to pilot plant demonstration.

Our Principal Joint Ventures

We presently have two principal joint ventures that are commercializing technologies we invented: Cobasys, which is manufacturing and selling rechargeable NiMH batteries primarily for transportation and stationary applications, and Ovonyx, which is commercializing phase-change memory devices through licensing arrangements and joint development agreements.

Cobasys

Our Cobasys joint venture designs, develops, manufactures and sells advanced NiMH battery system solutions for transportation markets, including hybrid electric vehicles (HEVs), in addition to stationary back-up power supply systems for uninterruptible power supply, telecommunication and distributed generation requirements. Cobasys presently manufactures and sells its advanced NiMH battery system for several General Motors Corporation vehicles.

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

Our Ovonic Battery Company owns 50% of Cobasys, and Chevron Technology Ventures LLC (“CTV”), a subsidiary of Chevron Corporation, owns the remaining 50%. Cobasys operates independently of its joint venture partners, although each partner participates on Cobasys’ management board. As part of this joint venture arrangement, we have licensed certain technology to Cobasys (as described below) and contributed intellectual property, licenses, production processes and know-how. CTV was funding Cobasys’ operations by acquiring a preferred interest in Cobasys, for which it is entitled to a priority right of repayment.

In 2007, CTV and OBC agreed to explore strategic alternatives regarding Cobasys, which has resulted in us, OBC and CTV commencing negotiations for the sale of Cobasys with a potential buyer during early 2008. These negotiations have been ongoing, but we cannot assure that the proposed sale will be completed. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes that are the subject of arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part I, Item III – Legal Proceedings and Item 1A – Risk Factors.

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

We own 39.3% (or 30.3% on a fully diluted basis after giving effect to exercise of stock options and warrants) of the common stock of Ovonyx. As part of this joint venture arrangement, we have licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of Ovonyx’ annual gross revenue as a royalty.

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

Patents and Intellectual Property

We maintain an extensive patent portfolio presently consisting of over 300 U.S. patents and over 400 foreign counterparts (including patents assigned to a joint venture partner), to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our business segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our business segments.

Our Employees

As of August 26, 2008, we and our consolidated subsidiaries had a total of 1,090 employees in the U.S. and 678 employees outside of the U.S. These numbers do not include employees of our joint ventures or licensees.

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

We have a history of losses and our future profitability is uncertain; the failure to maintain sustainable profitability could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Since our inception, we have incurred significant net losses. Principally as a result of ongoing operating losses, we had an accumulated deficit of $325.2 million as of June 30, 2008. However, we generated net income of $3.9 million for the year ended June 30, 2008, and our goal is to operate our business in such a way that such profitability is sustainable over the long term. Nonetheless, we may be unable to sustain or increase our profitability in the future, which in turn could materially and adversely impact our ability to repay the notes and could materially decrease the market value of our common stock (and as a result, the value of our notes). We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:

•	expand our manufacturing operations, whether domestically or internationally;
•	service our debt obligations;
•	develop our distribution network;
•	continue to research and develop our products and manufacturing technologies;
•	implement internal systems and infrastructure to support our growth; and
•	retain key members of management, retain other personnel and hire additional personnel.

We do not know whether our revenue will grow at all or grow rapidly enough to absorb these costs, and our limited operating history under our current business strategy and new management team makes it difficult to assess the extent of these expenses or their impact on our operating results. If we fail to sustain profitability, our business, results of operations, financial condition and cash flows could be materially adversely affected.

We expect that we will need to make significant capital expenditures to increase our production capacity, and financing may be unavailable or available only on disadvantageous terms.

In the past, we have experienced substantial losses and negative cash flow from operations and have required financing in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need financing to operate our business and for capital expenditures to expand our production capacity. There can be no assurance that the proceeds from our recent convertible senior notes offering and concurrent equity offering will be sufficient to fund our manufacturing capacity in our United Solar Ovonic segment from the current 118 MW to 300 MW by 2010 and 1GW by 2012. If additional financing is necessary, there can be no assurance that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired.

Our expansion plans require significant engineering efforts, timely delivery of manufacturing equipment and dedicated management attention.

Our future success depends, to a large extent, on our ability to expand our production capacity. If we are unable to do so, we will not be able to attain the desired level of economies of scale in our operations or cut the marginal production cost to the level necessary to effectively maintain our pricing and other competitive advantages. We expect that we will make substantial capital expenditures for our future growth. This expansion has required, and will continue to require, significant engineering efforts, timely delivery of manufacturing equipment and dedicated management attention, and is subject to significant risks and uncertainties, including:

•

We may experience cost overruns, construction delays, equipment problems, including delays in manufacturing equipment deliveries or deliveries of equipment that is damaged or does not meet our specifications, and other operating difficulties;

•

We will be required to obtain governmental approvals, permits or documents of similar nature with respect to any new expansion projects, but it is uncertain whether such approvals, permits or documents will be obtained in a timely manner or at all and;

•	We may not have sufficient management resources to properly oversee capacity expansion as currently planned.

Any of these or similar difficulties could significantly delay or otherwise constrain our ability to undertake our capacity expansion plans as currently planned, which in turn would limit our ability to increase sales, reduce marginal manufacturing costs or otherwise improve our prospects and profitability.

We rapidly are expanding our manufacturing capacity for solar energy products in order to meet expected demand, and our revenue and profits will depend upon our ability to successfully complete this expansion and then to sell our solar energy products at higher volumes to match our expanded capacity.

We plan to continue the expansion of our manufacturing capacity from the current nameplate capacity of 118MW to an expected nameplate capacity of 300MW by 2010 and reaching 1GW by 2012. This expansion plan includes adding new facilities in Greenville, Michigan, Tijuana, Mexico and Tianjin, China and other locations to be determined. We are designing, developing, manufacturing, installing and testing the equipment for this expansion internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with the equipment we are providing. For example, we source some of the equipment that we use in our manufacturing process from single source suppliers. Additionally, there can be no assurance that market demand will align with our expanding manufacturing capacity or that our marketing capabilities at the expanded manufacturing volumes will be successful. As a result, we may not be able to realize revenue and profits based upon the expected additional capacity, or we may experience delays or reductions in these revenue and profits, and our business could be materially adversely affected.

We have international operations, which we are expanding, that are vulnerable to risks associated with doing business in foreign countries.

We have a PV laminate manufacturing facility in Tijuana, Mexico, and have established a joint venture in Tianjin, China, to manufacture PV laminates. Also, a portion of our expenses are denominated in currencies other than U.S. dollars. International operations and transactions are subject to certain risks inherent in doing business abroad, including:

•

the potential that we may be forced to forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities;

•	difficult and expensive compliance with the commercial and legal requirements of international markets;
•	difficulty in interpreting and enforcing contracts governed by foreign law, which may be subject to multiple, conflicting and changing laws, regulations and tax systems;
•	inability to obtain, maintain or enforce intellectual property rights;
•

encountering trade barriers such as export requirements, tariffs, currency exchange controls, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar laminates and reduce our market share in some countries;

•	being subjected to additional withholding taxes or other tax on our foreign income or tariffs and other restrictions on foreign trade and investment, including currency exchange controls;
•

being subjected to fluctuations in exchange rates which may affect product demand and may affect our profitability in U.S. dollars to the extent the price of our solar laminates and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	limitations on dividends or restrictions against repatriation of earnings;
•	difficulty in recruiting and retaining individuals skilled in international business operations; and
•	increased costs associated with maintaining international marketing efforts.

In addition, since expanding our business globally is an important element of our strategy, our exposure to these risks will be greater in the future. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability.

Certain equipment purchases are denominated in foreign currency.

As noted above, we are planning on making substantial capital expenditures as part of our expansion plan. A portion of the equipment associated with the expansion plan is purchased from a manufacturer in Japan and the contracts are payable in yen. As of June 30, 2008, we have commitments to purchase equipment totaling approximately 3.49 billion yen ($32.6 million). A substantial change in the exchange rate between the dollar and the yen between the time the contracts are entered into and the time payments on the equipment are due could adversely impact the cost of the equipment. Presently, we have entered into forward contracts for approximately 771 million yen to mitigate the risk associated with changes in exchange rates between the dollar and the yen.

We face intense competition from other companies producing solar energy and other renewable energy products.

The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future core products, namely solar laminates, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Our competitors include Sharp Corporation, Q-Cells AG, Evergreen Solar, Inc., Kyocera Corporation, Sanyo Electric Co., Ltd., Sunpower Corp., Mitsubishi Electric Corporation and Suntech Power Holdings Co., Ltd., all of which currently manufacture predominantly crystalline or polycrystalline silicon solar energy laminates, and First Solar, Inc., which currently manufactures thin film, cadmium telluride solar energy laminates on glass substrates.

We may also face competition from new entrants to the solar energy market, including those that offer more advanced technological solutions or that have greater financial resources. A significant number of our competitors are developing or currently producing products based on more advanced solar energy technologies, including amorphous silicon, string ribbon and nano technologies, which may eventually offer cost advantages over the technologies currently used by us. A widespread adoption of any of these technologies could result in a rapid decline in our position in the solar energy market and our revenue if we fail to adopt such technologies. Furthermore, the entire solar energy industry also faces competition from conventional energy and non-solar renewable energy providers. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. As a result, those competitors may have stronger bargaining power with their suppliers and may have an advantage over us in negotiating favorable pricing, as well as securing supplies in times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Demand for our products may be adversely affected by the current economic and credit environment.

The United States and international economies recently have experienced (and continue to experience) a period of slow economic growth. A near-term economic recovery is uncertain. In particular, the current credit and housing crises, the increase in U.S. sub-prime mortgage defaults, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar laminates and new residential and commercial buildings. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

For example, we have benefited from historically low interest rates that have made it more attractive for our customers to use credit to purchase our products. Interest rates have fluctuated recently, which could increase the cost of financing these purchases and may reduce our customers’ profits and investors’ expected returns on investment. Given the current credit environment, particularly the tightening of the credit markets, there can be no assurance that our customers will be able to borrow money on a timely basis or on reasonable terms, which could have a negative impact on their demand for our products. Our sales are affected by interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make certain alternative investments more attractive to investors, and therefore lead to a decline in demand for our solar products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Demand for our products is affected by existing regulations concerning the electrical utility industry; changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is influenced heavily by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States (at both the national level and the state and local level) and in a number of other countries, these regulations and policies are being modified and may continue to be modified.

Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual countries and states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

We receive a significant portion of our revenues from a small number of customers.

We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 50%, 40% and 47% of our total revenue for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Any loss or material reduction in sales to any of our top customers, especially Solar Integrated Technologies, Inc., would be difficult to recoup from other customers and could have an adverse effect on our sales, results of operations, financial condition and cash flows.

The reduction or elimination of government incentives related to solar power could cause our revenues to decline.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain, France, Greece and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar laminates and lower our revenue.

We must continue to develop and market new and innovative products and there can be no assurance that such efforts will be successful.

Our financial performance depends in part on our ability to enhance our existing solar laminates, develop new and innovative products and product applications, and adopt or develop new technologies that continue to differentiate our products from those of our competitors. The continued demand for our solar laminates is premised in part on the features of our solar laminates that distinguish them from the solar laminates of our competitors and the resulting unique product applications. These features included physical flexibility, the ability of our laminates to be integrated with roofing materials, light weight, superior resistance to wind lift, durability, no roof penetration and ease of installation. There are companies using similar or competitive technologies that have introduced or announced plans to introduce solar laminates incorporating some or all of these features. In addition, all solar laminates compete based on efficiency and significant advances in the efficiency of the solar laminates of our competitors also could provide them with a competitive advantage. If we fail to enhance our existing solar laminates, develop new and innovative products and product applications, or adopt or develop new technologies that continue to differentiate our products from those of our competitors, our business, financial condition and results of operations could be adversely affected.

The expansion of our business into new markets, such as residential, may increase our exposure to certain risks, including class action claims.

We are developing new applications of our solar technology, including solar laminates to be integrated into residential roofing materials. Our new solar technology applications may not gain market acceptance and we may not otherwise be successful in entering new markets, including the market for residential applications. Moreover, entry into new markets may increase our exposure to certain risks that we currently face or expose us to new risks. For example, the residential construction market for solar energy systems is exposed to different risks than the commercial construction markets, including more acute seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments can result in class action litigation when one or more homes in a development experience problems with roofing or power systems. If we enter the residential market and experience product failures that create property damage or personal injury, we may be exposed to greater liability of a different nature than with respect to product failures in commercial building applications.

We have focused our business strategy on, and invested significant financial resources in, the BIPV segment of the PV market and there is no guarantee that the demand for BIPV systems will develop as we anticipate.

Our current business strategy rests on increasing demand for BIPV systems. We believe that there has been an increase in demand for BIPV systems based in part on increasing interest and customer support from the building industry, solar customers and governments. As a result, we have invested, and will continue to invest, significant financial resources in the production and commercialization of our solar laminates for BIPV systems. If the BIPV segment does not develop as we anticipate, or takes longer to develop than we anticipate, we may experience difficulties implementing our growth and business targets. This in turn could adversely impact our business, financial condition and results from operations.

We may be unable to obtain key raw materials that meet our quality, quantity and cost requirements.

The key raw materials used in our business are stainless steel, resin-based polymers, nickel and high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane. Most of our key raw materials are readily available from numerous sources, however we have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. Our supply chain and operations could be adversely impacted by the failure of the suppliers of the single-sourced materials to provide us with the raw materials that meet our quality, quantity and cost requirements. In addition, significant shortages or price increases in raw materials that are not single-sourced may adversely impact our business. For example, the operations of many of our competitors that produce conventional solar energy products have been adversely impacted by the current shortage of polysilicon (a key raw material for conventional solar energy products), which has caused prices for those materials to rise and limited availability of materials for manufacturing needs. Similarly, the cost of certain raw materials, in particular stainless steel and resin-based polymer materials, has risen over the last several years, which has impacted and may continue to impact our operations. Any constraint on our production may cause us to be unable to meet our obligations under customer purchase orders, and any increase in the price of raw materials could constrain our margins, either of which would adversely impact our financial results.

We actively manage our raw materials and other supply costs through purchasing strategies and product design and operating improvements, however our management may not always be effective, which could adversely impact our supply chain and financial condition. Some of our suppliers may be unable to supply our increasing demand for raw materials and components as we implement our planned increase in production capacity. In such event, we may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers also may be less suited for our technology and yield solar laminates with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar laminates manufactured with the raw materials from our current suppliers. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar laminates or increase our manufacturing cost.

Significant warranty and product liability claims could adversely affect our business and results of operations.

We may be subject to warranty and product liability claims in the event that our solar laminates fail to perform as expected or if a failure of our solar laminates results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar laminates are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, because the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us.

Our current standard product warranty for our solar laminates includes a 20-year warranty. We believe our warranty periods are competitive with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we test our solar power products for reliability and durability, we cannot ensure that we effectively simulate the 20-year warranty period. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results.

A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

The conversion rate of our outstanding convertible debt is dependent upon the trading price of our common stock and thus the dilutive impact of the future converted shares cannot be predicted.

Except in the instance of specific events such as the sale of all of our assets or us being acquired by another company, the debt is not convertible until March 15, 2013. The conversion rate of our convertible debt is dependent upon the trading price of our common stock for a period of 20 trading days prior to the conversion. Since we cannot predict the future trading price of our common stock, we cannot estimate the number of shares that will be issued at the time of conversion and the effect of those shares on the trading price of the common stock or the effect on earnings per share.

If we lose key personnel or are unable to attract and retain qualified personnel to maintain and expand our business, our business, financial condition, results of operations and prospects could be adversely affected.

Our efforts to transform from a multi-faceted research and development company to a solar power-focused commercial enterprise is being led by our recently reorganized management team, including Mark Morelli, Joseph Conroy, Mike Fetcenko, Subhendu Guha, Jay Knoll, Arthur Rogers, Marcelino Susas, Tom Toner and Corby Whitaker. Our success is highly dependent on the continued services of these individuals and of a limited number of skilled managers, scientists and technicians. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

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

Although we believe that we are in compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for products based on our technologies. Our policy is to seek to protect our products and technologies by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that we may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products and technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar products or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development and commercialization of products based on our technologies, it is possible that, before these products can be commercialized, any related patents may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of these patents and making it unlikely that we will be able to recover investments we have made to develop our technologies and products based on our technologies.

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

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may require us to pay substantial fines, suspend production or cease operations.

The operation of our manufacturing facilities entails the use and handling of potentially harmful substances, including toxic and explosive gases that pose inherent risks of environmental damage or personal injury. Although we believe that we are in material compliance with environmental regulations, rules and regulations, there can be no assurance that we will not incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. We may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these facilities in the event of a release of hazardous substances into the environment by our operations.

For example, our manufacturing process involves the controlled storage and use of silane and germane, both of which are toxic and combustible. Although we have rigorous safety procedures for handling these materials, the risk of accidental injury from such hazardous materials cannot be completely eliminated. If we have an accident at one of our facilities involving a release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations.

In addition, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct operations as they are presently conducted. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. The failure to comply with present or future regulations could result in fines, third party lawsuits, suspension of production or cessation of operations.

Our Cobasys affiliate faces uncertain prospects and is the subject of a pending arbitration the outcome of which is uncertain but may expose us to material liability if not settled or resolved favorably.

Cobasys, our joint venture formed to commercialize our NiMH battery technology, has generated losses since its formation. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. The two members of Cobasys — OBC and CTV — have not approved a 2008 business plan and budget nor been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests cumulating in excess of $168 million. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in our view violated the December 2, 2004 agreement among us, OBC and CTV that governs Cobasys (the “Operating Agreement”) and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. There is no assurance that this customer funding support will continue on these or other terms, what the future funding requirements may be or that the support, if provided, will otherwise be sufficient to permit Cobasys to continue as a going concern.

On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against us and OBC relating to Cobasys. CTV’s original arbitration claim asserted damages in the amount of $162 million and sought injunctive and other relief and alleged that we and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Operating Agreement. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that we and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. At a hearing on January 28-29, 2008, CTV requested that the arbitrator declare that we and OBC be obligated to fund our share of Cobasys’ necessary costs and expenses through capital contributions favored by CTV but opposed by OBC. We and OBC requested that the arbitrator declare that under the Operating Agreement neither Cobasys member is required to make any capital contribution absent a unanimously approved annual budget and an agreement by the members that a capital contribution must be made. Since the operating costs and expenses of Cobasys are uncertain, we are unable to assess the magnitude of our liability if CTV’s request is granted, however such liability could be material.

However, prior to any ruling by the arbitrator on these competing claims, the parties suspended the arbitration pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation. There is no assurance that the sale will be completed by September 8, 2008, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement. If the sale of Cobasys does not close by that date and any of we, OBC or CTV determine not to further extend our interim settlement agreement, we, OBC or CTV could resume the arbitration and receive a ruling from the arbitrator. We cannot assure you that a sale will be timely consummated or consummated at all. If not timely consummated and the arbitration is resumed, we cannot assure you that we and OBC would prevail or otherwise avoid material liability.

We have entered into joint ventures and licensing agreements to develop and commercialize products based on our technologies and we must manage such joint ventures and licensing agreements successfully.

We have entered into licensing and joint venture agreements in order to develop and commercialize certain products based on our technologies. Any revenue or profits that may be derived by us from these agreements will be substantially dependent upon our ability to agree with our joint venture partners and licensees about the management and operation of the joint ventures and license agreements. In addition, any revenue or profits from such agreements will be substantially dependent on the willingness and ability of our joint venture partners and licensees to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies. There can be no assurance that we will agree regarding the operation of such joint ventures and licensing agreements, that required financial resources will be available on mutually agreeable terms or that commercialization efforts will be successful. If we and our joint venture partners and licensees are unable to agree with respect to the operation of our joint ventures and licensing agreements, are unwilling or unable to devote financial resources or are unable to commercialize products based on our technologies, we may not be able to realize revenue and profits based on our technologies and our business could be materially adversely affected.

Our government product development and research contracts may be terminated by unilateral government action, or we may be unsuccessful in obtaining new government contracts to replace those that have been terminated or completed.

We have several government product development and research contracts. Any revenue or profits that may be derived by us from these contracts will be substantially dependent upon the government agencies’ willingness to continue to devote their financial resources to our research and development efforts. There can be no assurance that such financial resources will be available or that such research and development efforts will be successful. Our government contracts may be terminated for the convenience of the government at any time, even if we have fully performed our obligations under the contracts. Upon a termination for convenience, we would generally only be entitled to recover certain eligible costs and expenses we had incurred prior to termination and would not be entitled to any other payments or damages. Therefore, if government product development and research contracts are terminated or completed and we are unsuccessful in obtaining replacement government contracts, our revenue and profits may decline and our business may be adversely affected.

The credit facility entered into by our subsidiaries, United Solar Ovonic Corporation and United Solar Ovonic LLC, contains covenant restrictions that may limit our ability to operate our business.

We conduct substantially all of our United Solar Ovonic segment operations through our subsidiaries United Solar Ovonic Corporation and United Solar Ovonic LLC. For example, our cash flows from that segment are dependent on the distributions to us by United Solar Ovonic Corporation and United Solar Ovonic LLC. In February 2008, United Solar Ovonic Corporation and United Solar Ovonic LLC entered into a secured credit facility with an aggregate commitment of up to $55.0 million, of which we are a guarantor. The credit facility contains, and any other future debt agreements may contain, covenant restrictions that may effectively limit our ability to operate our business, due to restrictions on our or our subsidiaries’ ability to, among other things:

•	incur additional debt or issue guarantees;
•	create liens;
•	make certain investments;
•	enter into transactions with our affiliates;
•	sell certain assets;
•	make certain restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and
•	merge or consolidate with any person.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us due to the restrictions imposed by the credit facility. In addition, the failure to comply with these covenants could result in a default, which could permit the lenders and debtholders to accelerate such debt.

We have a significant amount of debt outstanding. Our indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations.

Together with our subsidiaries, we have a significant amount of debt and debt service requirements. As of June 30, 2008, we have approximately $316.3 million of outstanding debt. This level of debt and related debt service could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;
•	resulting in an event of default if we and our subsidiaries fail to comply with covenants contained in our debt agreements, which could result in such debt becoming immediately due and payable;
•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our new credit facility;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debt and other obligations.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Our corporate headquarters is located in Rochester Hills, Michigan. We currently lease our headquarters, together with adjacent facilities in Rochester Hills which we use principally for our Ovonic Materials segment and for our Corporate Activities. These facilities, including our headquarters, provide an aggregate of approximately 208,000 square feet for technical and administrative uses, and are supplemented by an aggregate of approximately 10,000 square feet of additional leased facilities in Troy, Michigan, for research and development and manufacturing purposes.

Our United Solar Ovonic segment’s headquarters is located in Auburn Hills, Michigan; we maintain sales offices in San Diego, California, Villafranca, Italy and Frankfurt/Main, Germany. We lease two manufacturing facilities in Auburn Hills for this segment: one of these facilities (approximately 167,000 square feet) also contains the segment’s headquarters; the other facility (approximately 172,000 square feet) became operational in December 2006. We also lease an approximately 42,000 square feet facility in Troy, which houses our research and development and a 310,000 square feet facility in Tijuana, Mexico, which principally assembles PV laminates for PV cells produced at our Greenville, Michigan, plant.

We own two manufacturing facilities in Greenville. Each is approximately 203,000 square feet. Both of these facilities are currently being expanded by approximately 77,000 square feet.

Item 3:	Legal Proceedings

Cobasys. On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement.

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

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation of the sale. There is no assurance that the sale will be completed by September 8, 2008, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ENER.” As of August 26, 2008, there were 1,618 holders of record of our common stock.

The following table sets forth the range of high and low prices of our common stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated:

	For the Fiscal Year Ended June 30, (In Dollars Per Share)
	2008		2007
	High	Low	High	Low
First Quarter (July – September)	$36.00	$22.26	$38.98	$29.03
Second Quarter (October – December)	$36.45	$22.90	$41.07	$33.80
Third Quarter (January – March)	$34.28	$20.47	$37.24	$27.21
Fourth Quarter (April – June)	$83.33	$29.55	$40.10	$29.26

Dividends

We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.

Stock Repurchases

During the year ended June 30, 2008, the Company repurchased 11,245 shares of common stock from the Company’s Chief Executive Officer for payment of tax withholdings upon the vesting of restricted stock awards.

Stock Price Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Energy Conversion Devices, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Clean Edge U.S. index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 30, 2003 and its relative performance is tracked through June 30, 2008.

* $100 invested on 6/30/03 in stock or index-including reinvestment of dividends.
	6/03	6/04	6/05	6/06	6/07	6/08
Energy Conversion Devices, Inc.	100.00	121.86	242.21	394.26	333.55	796.97
NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67
NASDAQ Clean Edge U.S.	100.00	125.98	123.99	148.92	174.74	195.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of proceeds from offering

On June 24, 2008, we received net proceeds of $404.5 million from our offering of convertible debt and common stock. These proceeds are after underwriting costs. We plan to use these proceeds for the expansion of our solar laminate production capacity in connection with our plan to reach 1GW of capacity by 2012 and for general corporate purposes.

Item 6:	Selected Financial Data

Set forth below is certain financial information derived from the Company’s audited consolidated financial statements.

	Year Ended June 30,
	2008		2007		2006	2005	2004
Revenues:
Product sales	$237,190,558		$96,014,366		$84,430,664	$51,943,873	$33,808,209
Royalties	5,306,476		3,323,062		4,245,754	5,332,003	2,521,779
Revenues from product development agreements	11,439,563		11,934,179		10,045,585	17,652,510	29,220,752
Revenues from license agreements	1,252,785		1,047,380		1,322,365	80,784,380 (1)	125,000
Other	671,584		1,247,876		2,375,108	857,286	580,195
TOTAL REVENUES	$255,860,966		$113,566,863		$102,419,476	$156,570,052	$66,255,935
Net income (loss) from continuing operations before income taxes and extraordinary item	$4,009,393	(2)	$(25,230,939	)(2)	$(18,910,246)	$50,287,216	$(49,191,286)
Income taxes	155,901		—		—	825,414	—
Net income (loss) from continuing operations before extraordinary item	3,853,492	(2)	(25,230,939	)(2)	(18,910,246)	49,461,802	(49,191,286)
Discontinued operations, net of tax benefit	—		—		313,979	(1,392,630)	(2,230,388)
Extraordinary item, net of tax	—		—		—	2,262,910	—
Net income (loss)	$3,853,492		$(25,230,939	)(2)	$(18,596,267)	$50,332,082	$(51,421,674)
Basic net income (loss) per share
Continuing operations	$.10		$(.64)		$(.58)	$1.80	$(2.06)
Discontinued operations	—		—		.01	(.05)	(.09)
Extraordinary item	—		—		—	.08	—
	$.10		$(.64)		$(.57)	$1.83	$(2.15)
Diluted net income (loss) per share
Continuing operations	$.09		$(.64)		$(.58)	$1.67	$(2.06)
Discontinued operations	—		—		.01	(.05)	(.09)
Extraordinary item	—		—		—	.08	—
	$.09		$(.64)		$(.57)	$1.70	$(2.15)
At year end:
Cash and Cash Equivalents	$484,491,568		$80,769,970		$164,961,982	$84,295,571	$12,676,537
Short-Term Investments	$14,989,118		$125,003,963		$239,505,025	$11,840,526	—
Total Assets	$1,041,967,123		$600,678,580		$596,342,326	$198,063,433	$113,311,775
Convertible Senior Notes	$316,250,000		—		—	—	—
Other Long-Term Liabilities	$25,805,030		$25,795,875		$25,594,088	$10,203,772	$10,160,791
Working Capital	$540,058,428		$241,943,604		$429,092,392	$111,934,992	$24,649,431
Stockholders' Equity	$641,911,638		$525,506,926		$537,020,857	$155,720,361	$81,155,068

(1)	Revenues from license agreements include a one-time, noncash license fee of $79,532,000 in 2005.
(2)	Includes restructuring charges of $9,396,465 and $5,385,277 in 2008 and 2007, respectively.

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2008. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates, that generate clean, renewable energy by converting sunlight into electricity. Solar laminate sales represent more than 90% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.

The following key factors should be considered when reviewing our results for the periods discussed:

•

Our consolidated financial results are driven primarily by the performance of our United Solar segment. Our United Solar segment accounted for 94% and 87% of our total revenue in the fiscal years ended June 30, 2008 and 2007, respectively. Our United Solar segment generated operating income of $31.6 million and $2 million in the fiscal years ended June 30, 2008 and 2007, respectively. Given the expected growth of this segment (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar segment and subject to the risks of that business.

•

We are expanding our manufacturing capacity in our United Solar segment to meet growing demand. We increased our manufacturing capacity by 103% in fiscal 2008 (as compared to fiscal 2007) to the current nameplate capacity of 118MW. We are adding 60MW of nameplate capacity in the first half of fiscal 2009 as we continue our expansion to 300MW of nameplate capacity of 2010 and 1GW by 2012. We intend to fund this expansion using cash flow from operations and the funds generated from the offering of our convertible notes and common stock, which was completed in fiscal 2008.

•

We are enhancing our revenues in our United Solar segment through a demand driven expansion strategy, which includes increasing our sales of solar laminates from “take or pay” agreements and focusing on customers and markets where our solar laminates have a competitive advantage, particularly the building-integrated photovoltaic (BIPV) market. We increased our product sales in our United Solar segment by 155% in fiscal 2008 (as compared to fiscal 2007) to $232 million. These sales were generally consummated under supply agreements with our customers that established an overall framework for supplying our solar laminates but did not include minimum purchase requirements. In order to increase visibility and certainty, and to plan our operations accordingly, we have recently focused our efforts on long-term “take or pay” agreements that require the customer to purchase a specified minimum amount of our products. At the same time, we are concentrating on the BIPV market. The physical flexibility, durability and lightweight nature of our solar laminates makes them an attractive value proposition for the BIPV market, particularly commercial rooftop applications, where our solar laminates can be integrated with roofing materials and other building products. We believe the BIPV market, including commercial roof top applications, represents the most attractive opportunity for our solar laminates and we believe we will continue to increase our sales within this market.

•

We are improving the profitability of our United Solar segment by aggressively reducing the costs and improving the efficiency of our products, which is being partially offset by the impact of ramping our new manufacturing capacity. We increased our gross profit margin in our United Solar segment by 53% in fiscal 2008 (as compared to fiscal 2007). This improvement was achieved in part through operation improvement strategies, including raw material cost reductions from supply chain expansion and volume purchasing, and improvements to manufacturing throughput and yield. In addition, in fiscal 2008 we introduced a new solar laminate product with 6% greater efficiency than its predecessor. We believe that additional cost and efficiency improvements are achievable, and we have established a long range goal of raising our gross margin to in excess of 40%. At the same time, our gross profit margins have been and will be impacted by the higher costs (including lower fixed cost absorption) associated with production volumes during ramp up production to full capacity at new facilities as part of our overall manufacturing capacity expansion.

•

We are commercializing our NiMH battery and OUM technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the accounting model based on the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded upon technologies that we pioneered to further develop and commercialize these technologies. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our only contributions to Cobasys have been noncash items, including intellectual property and expertise. We do record royalties from Ovonyx representing 0.5% of their total revenues. These royalties were $64,000, $51,000 and $10,000, respectively, for the years ended June 30, 2008, 2007 and 2006.

•

The members of Cobasys have agreed to explore strategic alternatives regarding Cobasys. In 2007, the members of Cobasys agreed to explore strategic alternatives regarding Cobasys. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on a 2008 budget and/or business plan. On February 15, 2008 the parties entered into an interim settlement agreement providing for a suspension of the arbitration and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from a potential buyer. These sale negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement, if at all, or on terms favorable to us and OBC. If the proposed sale is not completed, without an agreed budget and business plan for 2008 and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part I, Item 3 – Legal Proceedings and Item 1A – Risk Factors.

•

We are operating our Ovonic Materials segment at sustainable levels and are continuing to realize value from our technology portfolio. We have developed proprietary technologies in our Ovonic Materials segment that we believe have substantial value, including technologies for NiMH batteries, solid hydrogen storage, metal hydride fuel cells, and biofuel reformation. As part of the restructuring plan (discussed below), the development activities for these technologies have been substantially balanced with external sources of revenues, such as royalties and development agreements (principally government contracts), to align our development commercialization efforts at sustainable levels. We are continually evaluating commercialization opportunities and strategic alternatives to maximize value for these technologies, which may include licenses, joint ventures and sales.

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

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, including consolidating the photovoltaics and machine-building activities into the United Solar segment and reducing costs in both the Ovonic Materials segment and in Corporate Activities. We have incurred total restructuring costs of $14.8 million through June 30, 2008. We are continuing to evaluate our facilities infrastructure requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.

Results of Operations

The year-over-year comparisons contained in this section exclude discontinued operations (see “Other Income/Expense and Discontinued Operations,” below).

The following table summarizes each of our business segment’s operating results (in thousands) for the last three fiscal years ended June 30, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues(1)			Income (Loss) from Operations(1)
	2008	2007	2006	2008	2007	2006
United Solar Ovonic	$239,398	$98,363	$87,508	$31,644	$1,962	$8,187
Ovonic Materials	16,066	14,635	13,451	899	(13,706)	(14,819)
Corporate Activities(2)	1,039	1,147	1,920	(36,816)	(28,769)	(19,798)
Consolidating Entries	(642)	(578)	(460)	212	(1,989)	(791)
Consolidated	$255,861	$113,567	$102,419	$(4,061)	$(42,502)	$(27,221)

(1)	Excludes discontinued operations for 2006.
(2)

Revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to certain affiliates; expenses primarily include corporate operations, including facilities, human resources, legal, finance, information technology, business development, purchasing and restructuring. The loss from operations for 2008 and for 2007 includes restructuring costs associated with the Company’s restructuring plan.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

United Solar Ovonic Segment

	Year Ended June 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$231,519	$91,182
Revenues from product development agreements	7,879	7,174
Other operating revenues	—	7
TOTAL REVENUES	$239,398	$98,363
EXPENSES
Cost of product sales	$169,015	$75,096
Cost of revenues from product development agreements (excluding operating, selling, general and administrative expenses)	4,938	2,922
Product development and research	3,650	3,737
Preproduction costs	6,920	3,614
Operating, selling, general and administrative and patent expenses	21,935	10,713
Loss on disposal of property, plant and equipment	1,296	319
TOTAL EXPENSES	$207,754	$96,401
INCOME FROM OPERATIONS	$31,644	$1,962

Our United Solar Ovonic segment’s revenues increased $141,035,000 and operating income increased $29,682,000 in 2008 as compared to 2007, as we continued to rapidly expand our manufacturing capacity and product sales.

The increase in revenues in 2008 was primarily attributable to a significant increase in PV product sales ($140,337,000), partially offset by product and price mix ($7,498,000). The cost of product sales increased ($93,919,000), reflecting this higher product sales volume, including the operating costs for our expanded production capacity.

Margins on product sales increased from 17.6% in 2007 to 27.0% in 2008 due to lower labor costs, and raw material costs and improved efficiencies in our manufacturing processes, offset in part by product and price mix as described above. Margins at our Greenville and Tijuana manufacturing facilities were positively impacted by the faster ramp up of our operations at these two facilities. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities. Fiscal 2009 gross margins will be impacted by production ramp-up at our Greenville, Michigan, and Tijuana, Mexico, facilities which are expected to be placed in service in late calendar 2008.

Combined product development and research expenses increased by $1,929,000 in 2008, partially offset by increased ($705,000) revenues from product development agreements. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the Department of Energy’s Solar America Initiative. We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.

Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) increased as we continue to expand our Michigan facilities ($1,000,000) and Tijuana, Mexico ($2,300,000) facilities. We will incur preproduction costs with each new manufacturing facility until we commence production. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 118MW per annum to an expected capacity exceeding 300MW by 2010 and then 1GW by 2012.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to increased Michigan wages and related costs ($3,300,000), increased costs in Europe ($2,200,000), increased depreciation expense ($800,000) and incentive costs ($4,600,000). As our sales continue to grow, operating, selling, general and administrative expenses, particularly sales and marketing, are expected to increase as we develop the infrastructure to achieve and support those sales.

The loss on disposal of property, plant and equipment represents the recognition of impairment charges in 2008 and 2007 for equipment that is no longer used in the production process.

Ovonic Materials Segment

	Year Ended June 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$5,690	$4,832
Royalties	5,306	3,323
Revenues from product development agreements	3,560	4,780
Revenues from license and other agreements	1,253	1,047
Other operating revenues	257	653
TOTAL REVENUES	$16,066	$14,635
EXPENSES
Cost of product sales	$5,374	$4,666
Cost of revenues from product development agreements (excluding operating, general and administrative expenses)	2,318	4,782
Product development and research	6,256	16,008
Operating, general and administrative and patent expenses	1,219	2,885
TOTAL EXPENSES	$15,167	$28,341
INCOME (LOSS) FROM OPERATIONS	$899	$(13,706)

Our Ovonic Materials segment had income from operations in 2008, primarily as a result of increased royalties (both transportation and consumer) and the savings from our restructuring activities, which have substantially reduced our product development and research and selling, general and administrative expenses.

Product sales, reflecting sales of our positive electrode nickel hydroxide materials, increased in 2008 due primarily to an increased demand from our principal customer. The increased cost of product sales is a direct reflection of the higher sales volume.

Royalties increased in 2008 compared to 2007, as indicated below, resulting from increased market for our NiMH battery technology for both consumer and transportation applications.

	Year Ended June 30,
	2008	2007
	(in thousands)
Royalties
Transportation – NiMH Battery	$2,086	$1,515
Consumer – NiMH Battery	2,985	1,688
Ovonyx	64	51
Other	171	69
Total Royalties	$5,306	$3,323

Revenues from license agreements consist primarily of $952,000 recognized annually from a $10,000,000 payment received in a July 2004 settlement of certain patent infringement disputes (see Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements).

Combined product development and research expenses decreased substantially to $8,574,000 in 2008 from $20,790,000 in 2007, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007. Revenues from product development agreements decreased as we completed certain contracts in fiscal 2008.

Operating, general and administrative and patent expenses decreased in 2008 primarily due to the savings in patent costs ($1,530,000) associated with the restructuring plan initiated in late fiscal 2007.

Corporate Activities

	Year Ended June 30,
	2008	2007
	(in thousands)
TOTAL REVENUES	$1,039	$1,147
EXPENSES
Operating, general and administrative and patent expenses	$28,459	$24,531
Restructuring costs	9,396	5,385
TOTAL EXPENSES	$37,855	$29,916
LOSS FROM OPERATIONS	$(36,816)	$(28,769)

Revenues provided to certain affiliates consist primarily of facilities and miscellaneous administrative and laboratory and machine shop services.

Operating, general and administrative and patent expenses, which consist of corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2008 due to higher legal fees ($2,933,000) and incentive costs ($2,233,000), partially offset by reduced labor and related costs ($1,787,000) due to the restructuring plan initiated in late fiscal 2007.

In 2007, the Company recorded a $750,000 reduction in product warranty accrued expenses in connection with the Rare Earth Ovonic joint venture.

Restructuring costs increased in 2008, due principally to severance costs ($4,939,000) incurred in connection with the aforementioned restructuring plan. We expect to incur additional restructuring charges in the first half of 2009.

Other Income/Expense

Other income (net) decreased to $8,070,000 in 2008 from $17,272,000 in 2007, due to lower interest rates on our investments and an overall lower level of investments in 2008, offset in part by insurance proceeds ($1,682,000) for business interruptions at one of our facilities.

Income Taxes

Income tax expense for 2008 represents taxes paid by the Company in Mexico and Germany.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

United Solar Ovonic Segment

	Year Ended June 30,
	2007	2006
	(in thousands)
REVENUES
Product sales	$91,182	$81,816
Revenues from product development agreements	7,174	5,670
Other operating revenues	7	22
TOTAL REVENUES	$98,363	$87,508
EXPENSES
Cost of product sales	$75,096	$63,979
Cost of revenues from product development agreements (excluding operating, selling, general and administrative expenses)	2,922	2,345
Product development and research	3,737	3,376
Preproduction costs	3,614	427
Operating, selling, general and administrative and patent expenses	10,713	9,194
Loss on disposal of property, plant and equipment	319	—
TOTAL EXPENSES	$96,401	$79,321
INCOME FROM OPERATIONS	$1,962	$8,187

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

The increase in revenues in 2007 was primarily attributable to an increase in the volume of PV product sales ($12,126,000), partially offset by product and price mix ($2,760,000). Product sales were significantly impacted by a temporary, substantial decline of sales during the first two quarters of fiscal year 2007 of our PV laminates to Solar Integrated Technologies Inc. (“SIT”), which we were unable to fully reallocate to existing customers or offset through additional sales.

Gross profit margin on product sales decreased to 17.6% in 2007 from 21.8% in 2006 due to the expected impact of the ramp-up and other costs related to our new Auburn Hills 2 manufacturing facility and the lower sales prices of our products. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production to full capacity at our new manufacturing facilities.

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

Preproduction costs increased due principally to increased expansion activities related to our new Auburn Hills 2 manufacturing facility (which was placed into service in December 2006), and the construction of manufacturing facilities in Greenville and in Tijuana, Mexico. We will incur preproduction costs, consisting principally of training costs for new employees and facilities costs, with each new manufacturing facility until we commence manufacturing at the facility. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 118MW per annum to an expected capacity exceeding 300MW by 2010 and then 1GW by 2012.

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

Product sales, which include sales of our positive electrode nickel hydroxide materials, increased in 2007 as compared to 2006. Positive electrode nickel hydroxide product sales increased to $4,804,000 in 2007 from $1,855,000 in 2006 due primarily to an increase in demand in 2007 from our principal customer. Cost of sales of these products increased to $4,666,000 in 2007 from $2,035,000 in 2006, reflecting the higher sales volume. Product sales for 2006 also include sales of equipment ($767,000) to our 19%-owned Rare Earth Ovonic joint venture, under a contract that was substantially completed in 2006.

Royalties declined in 2007 compared to 2006, as indicated below, due to decreased royalties for consumer NiMH battery technology, partially offset by increased royalties for transportation NiMH battery technology. In addition, in 2006, we recorded $690,000 for optical memory royalties paid in prior years in which the licensee no longer had a contractual obligation to make payments.

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

Operating, general and administrative and patent expenses, which reflect corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2007 due principally to increased corporate governance and restructuring costs. In addition, expenses of $1,000,000 were accrued in 2007 in connection with the retirement of the Company’s founder, Stanford Ovshinsky.

In 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during 2007, and we incurred restructuring costs in 2007 in connection with this phase.

Other Income/Expense and Discontinued Operations

Other income (net) increased to $17,272,000 in 2007 from $8,310,000 in 2006, primarily due to higher interest income ($17,543,000 in 2007 compared to $8,672,000 in 2006) as a result of increased funds available for investment and higher interest rates. We also recognized less interest expense in 2007 due to capitalization of interest incurred during the construction of the new solar cell manufacturing equipment.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our June 2008 offering of convertible debt and common stock), cash flow from operations, and borrowing available under our new credit facility. We believe that cash, cash equivalents and investments and cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for current operations and expansion for the foreseeable future.

As of June 30, 2008, we had $531,758,000 in cash, cash equivalents, and short-term and long-term investments consisting of Floating Rate Corporate Notes (“FRN’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” The Company has $32,277,000 in ARC’s classified as long-term investments at June 30, 2008. The investments have maturities up to 20 months, except for the ARC’s which have maturities from 26 to 38 years. At June 30, 2008, we had consolidated working capital of $540,058,000.

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part I, Item 3 – Legal Proceedings and Item 1A – Risk Factors.

Cash Flows

Net cash provided by our operating activities was $28,510,000 in 2008 compared to net cash used of $21,814,000 in 2007. The operating cash flows in our United Solar segment are being negatively impacted by the change in working capital as we expand sales and production. While inventory levels decreased at June 30, 2008, we anticipate that future accounts receivable and inventory balances will increase as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $41,668,000 in 2008 as compared to $73,213,000 used in investing activities in the corresponding period in 2007. This decrease was principally due to reduced purchases of investments in 2008. There was a decrease in capital spending ($117,335,000 in 2008 compared to $186,990,000 in 2007), principally associated with the timing of the expenditures for the expansion of our United Solar segment’s manufacturing capacity. We will continue to invest in the expansion of our facilities.

Net cash provided by our financing activities was $417,247,000 in 2008 compared to $11,016,000 in 2007, primarily as a result of proceeds from the June 2008 convertible debt and equity offerings.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Restructuring Reserve

In 2008, the Company incurred additional restructuring costs of $9,396,000 and utilized or paid $11,782,000 out of this reserve. The Company has a balance of $1,245,000 in this reserve at June 30, 2008, of which $831,000 will be utilized or paid in the next year.

For details regarding the restructuring reserve, see Note L to the Consolidated Financial Statements.

Short-term Borrowings

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. At June 30, 2008, there were not any outstanding borrowings on the line of credit. The facilities also contain an aggregate $10 million sub-limit for standby letters of credit and there were approximately $1.9 million of standby letters of credit outstanding at June 30, 2008.

Convertible Senior Notes

On June 24, 2008, we completed our offering of $316.3 million of ConvertibleSenior Notes. The notes bear interest at a rate of 3.00% per year, payable on June 15 and December 15 of each year, commencing on December 15, 2008. The notes mature on June 15, 2013. Holders of the notes may, under certain circumstances at their option, convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, shares of ECD’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of notes. The notes are also convertible on this basis at any time on or after March 15, 2013 and prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the notes.

Joint Ventures

Through September 2007, CTV funded Cobasys’ operations by acquiring a preferred interest in Cobasys for which it is entitled to a priority right of repayment in certain situations. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer, during which time Cobasys management has not sought any funding from the members of Cobasys. Further, Cobasys and its members have not agreed on a 2008 budget and/or business plan. In 2007, CTV and OBC agreed to explore strategic alternatives regarding Cobasys, which has resulted in us, OBC and CTV commencing negotiations for the sale of Cobasys with a potential buyer in early 2008. These negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement or on terms favorable to us and OBC, or if it will be completed at all. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part I, Item 3 – Legal Proceedings and Item 1A – Risk Factors.

Contractual Obligations

The Company announced expansion plans to expand its manufacturing capacity from 118MW of nameplate capacity at June 30, 2008, to 300MW by the end of 2010 and to 1GW by the end of 2012. As of June 30, 2008, the Company had purchase commitments of approximately $80,836,000 for its announced expansion, and the Company presently intends to fund this additional expansion through existing funds and cash from operations.

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan.

The increase in purchase commitments is primarily due to the aforementioned expansion plan, additional commitments to purchase steel for the new Auburn Hills facility, and construction and equipment commitments for the new Greenville and Tijuana facilities.

In June 2008, we completed an offering of $316,250,000 of 3.00% Convertible Senior Notes. Interest is payable semi-annually. The notes mature on June 15, 2013.

Our contractual obligations include the following maturities (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$44,354	$3,245	$6,247	$6,295	$28,567
Operating Leases	30,908	4,498	7,476	5,491	13,443
Convertible Senior Notes	368,431	9,488	18,975	18,975	320,993
Purchase Obligations	142,127	141,980	147	—	—
Total	$585,820	$159,211	$32,845	$30,761	$363,003

Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Stock-Based Compensation

Effective July 1, 2005, ECD adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

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

Warranty Liability

We generally provide a 20-year product warranty on power output on all UNI-SOLAR products installed as part of pre-engineered solutions. Our accrued warranty liability also includes warranties previously provided on our machine-building and equipment products. At June 30, 2008 and 2007, the Company had recorded a liability for future warranty claims of approximately $1,499,000 and $1,325,000, respectively.

Allowance for Uncollectible Accounts

The Company maintains an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history and the customer’s current ability to pay its obligation. The allowance for doubtful accounts was $825,000 and $538,000 at June 30, 2008 and 2007, respectively.

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

At June 30, 2008, the Company had net operating loss carryforwards of $331,153,000 expiring in 2009 through 2028 and an alternative minimum tax credit carryforward of $1,363,000, which does not expire.

A valuation allowance has been recorded for all of the above tax benefits.

Inventory Reserves

The Company maintains an allowance for slow-moving inventory for certain inventory items for which it does not expect to sell within the next twelve months. The allowance was $4,790,000 and $1,870,000 at June 30, 2008 and 2007, respectively.

Government Contracts, Reserves and Liabilities

The Company had a reserve for losses on government contracts of $1,851,000 and $1,899,000 at June 30, 2008 and 2007, respectively. Our reserves and liabilities for government contracts reflects amounts questioned in an audit of certain government contracts by the Defense Contract Audit Agency and a reserve to reflect our residual royalty obligations under an advanced development agreement. See Note E, “Liabilities,” of the Notes to our Consolidated Financial Statements.

See Note A, “The Company and Summary of Accounting Policies – Recent Pronouncements,” of the Notes to our Consolidated Financial Statements for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” that involve risks and uncertainties. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this prospectus, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Item 1A, “Risk Factors.” Factors you should consider that could cause these differences are:

•	the worldwide demand for electricity and the market for renewable energy, including solar energy;
•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;
•	government subsidies and policies supporting renewable energy, including solar energy; our expenses, sources of sales and international sales and operations;
•	future pricing of, and demand for, our solar laminates;
•	the performance, features and benefits of our solar laminates and plans for the enhancement of solar laminates;
•	the supply and price of components and raw materials;
•	our ability to expand our manufacturing capacity in a timely and cost-effective manner;
•	our ability to retain our current key executives, integrate new key executives and attract and retain other skilled managerial, engineering and sales marketing personnel;
•	the viability of our intellectual property and our continued investment in research and development;

•	payments and other obligations resulting from the unfavorable resolution of legal proceedings;
•	changes in, or the failure to comply with, government regulations and environmental, health and safety requirements;
•	interest rate fluctuations and both our and our end-users’ ability to secure financing on commercially reasonable terms or at all; and
•	general economic and business conditions, including those influenced by international and geopolitical events such as the war in Iraq and any future terrorist attacks.

There may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Interest Rate Risk

Our holdings of financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $483,350,000 and $205,282,000 of these investments on June 30, 2008 and June 30, 2007, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate change of 1% would result in a change in the value of our June 30, 2008, portfolio of approximately $50,000.

The Company invests in auction rate certificates. Recent market conditions have resulted in failures of certain auctions; however, the Company’s securities have not experienced such failures. Due to the recent temporary liquidation problems experience with certain securities, we have reclassified them as long-term investments.

Our Convertible Senior Notes are subject to interest rate and market price risk due to the convertible feature of the notes. Since the notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the notes. Conversely, as the fair market value of our common stock decrease, the fair market value of the notes will decrease as well. As interest rates rise, the fair market value of the notes will decrease and as interest rates fall, the fair market value of the notes will increase. At June 30, 2008, the estimated fair market value of our Convertible Senior Notes was approximately $179,300,000. An increase or a decrease in market interest rates of 1% would increase or decrease the fair value of our Convertible Senior Notes by approximately $1,790,000.

Foreign Exchange Risk

A significant portion of the equipment acquisitions necessary for our planned expansion are denominated in yen. We have entered into contracts for equipment purchases that are denominated in yen. In order to mitigate the risk associated with these transactions, we have entered in currency forward contracts to buy or sell yen at future dates. As of June 30, 2008, we have forward contracts to purchase approximately 771.4 million yen and to sell approximately 12.2 million yen. For the year ended June 30, 2008, an increase or a decrease in exchange rates of 1% would increase or decrease our capital equipment purchases by approximately $72,000. We are unable to predict the future exchange rates between the dollar and the yen and therefore we cannot estimate the impact on our future operating results.

Item 8:	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Energy Conversion Devices, Inc.

We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the table of contents under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Conversion Devices, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Southfield, Michigan

August 25, 2008

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2008	2007
CURRENT ASSETS
Cash, including cash equivalents of $468,361,000 at June 30, 2008 and $80,278,000 at June 30, 2007	$484,491,568	$80,769,970
Short-term investments	14,989,118	125,003,963
Accounts receivable (net)	53,525,159	36,497,575
Inventories	31,336,813	38,692,178
Assets held for sale	1,538,843	1,523,543
Other	6,279,452	2,396,014
TOTAL CURRENT ASSETS	592,160,953	284,883,243
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	58,913,444	23,382,529
Machinery and other equipment	253,423,651	129,186,752
Assets under capitalized leases	26,822,154	26,406,764
	339,159,249	178,976,045
Less accumulated depreciation and amortization	(60,877,043)	(41,992,111)
NET DEPRECIABLE ASSETS	278,282,206	136,983,934
Land	1,157,394	1,376,580
Construction in progress	124,679,407	173,008,798
TOTAL PROPERTY, PLANT AND EQUIPMENT	404,119,007	311,369,312
LONG-TERM INVESTMENTS	32,277,270	—
OTHER ASSETS	13,409,893	4,426,025
TOTAL ASSETS	$1,041,967,123	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,
	2008	2007
CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,016,625	$34,267,171
Salaries, wages and amounts withheld from employees	3,160,115	2,524,287
Amounts due under incentive plans	6,747,201	542,747
Restructuring reserve	830,492	3,630,634
Deferred revenues under business agreements	309,176	109,639
Current portion of deferred patent license fee	952,380	952,380
Current installments on long-term liabilities	1,086,536	912,781
TOTAL CURRENT LIABILITIES	52,102,525	42,939,639
CONVERTIBLE SENIOR NOTES	316,250,000	—
OTHER LONG-TERM LIABILITIES	25,805,030	25,795,875
LONG-TERM RESTRUCTURING RESERVE	414,170	—
LONG-TERM DEFERRED PATENT LICENSE FEE	5,238,100	6,190,480
NONREFUNDABLE ADVANCE ROYALTIES	245,660	245,660
TOTAL LIABILITIES	400,055,485	75,171,654
COMMITMENTS AND CONTINGENCIES (NOTE J)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share:
Authorized – 100,000,000 shares at June 30, 2008 and at June 30, 2007
Issued and outstanding – 45,575,554 shares at June 30, 2008 and 39,796,910 shares at June 30, 2007	455,756	397,969
Additional paid-in capital	969,420,927	854,160,702
Treasury stock	(700,006)	—
Accumulated deficit	(325,165,067)	(329,018,559)
Accumulated other comprehensive loss	(2,099,972)	(33,186)
TOTAL STOCKHOLDERS’ EQUITY	641,911,638	525,506,926
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,041,967,123	$600,678,580

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007	2006
REVENUES
Product sales	$237,190,558	$96,014,366	$84,430,664
Royalties	5,306,476	3,323,062	4,245,754
Revenues from product development agreements	11,439,563	11,934,179	10,045,585
Revenues from license agreements	1,252,785	1,047,380	1,322,365
Other	671,584	1,247,876	2,375,108
TOTAL REVENUES	255,860,966	113,566,863	102,419,476
EXPENSES
Cost of product sales	174,074,898	81,241,182	67,270,836
Cost of revenues from product development agreements	7,256,521	7,684,398	7,710,362
Product development and research	9,905,535	19,745,166	19,909,152
Patents (including patent defense)	1,766,676	2,902,249	2,788,171
Preproduction costs	6,920,260	3,613,825	426,506
Operating, selling, general and administrative	49,484,951	35,178,677	31,535,115
Net loss on disposal of property, plant and equipment	1,116,183	318,151	—
Restructuring charges	9,396,465	5,385,277	—
TOTAL EXPENSES	259,921,489	156,068,925	129,640,142
LOSS FROM OPERATIONS	(4,060,523)	(42,502,062)	(27,220,666)
OTHER INCOME (EXPENSE)
Interest income	7,018,933	17,542,780	8,671,098
Interest expense	(164,786)	(2,470)	(197,334)
Other nonoperating income (expense)	1,215,769	(269,187)	(163,344)
TOTAL OTHER INCOME (EXPENSE)	8,069,916	17,271,123	8,310,420
Net Income (Loss) from Continuing Operations before Income Taxes	4,009,393	(25,230,939)	(18,910,246)
Income Taxes	155,901	—	—
Net Income (Loss) from Continuing Operations	3,853,492	(25,230,939)	(18,910,246)
Discontinued Operations (including gain on disposition of discontinued operations of $739,602 in 2006)	—	—	313,979
Net Income (Loss)	$3,853,492	$(25,230,939)	$(18,596,267)
Basic Net Income (Loss) Per Share
Continuing Operations	$.10	$(.64)	$(.58)
Discontinued Operations	—	—	.01
	$.10	$(.64)	$(.57)
Diluted Net Income (Loss) Per Share
Continuing Operations	$.09	$(.64)	$(.58)
Discontinued Operations	—	—	.01
	$.09	$(.64)	$(.57)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Three years ended June 30, 2008

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

(Continued on next page)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Three years ended June 30, 2008

(CONTINUED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Com- prehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount

Balance at July 1, 2006	39,058,610	$390,586	$840,538,799	$(303,787,620)	$(120,908)	$537,020,857
Net loss for year ended June 30, 2007				(25,230,939)		(25,230,939)
Unrealized gain on investments					56,918	56,918
Foreign currency translation gains					30,804	30,804
Comprehensive loss						(25,143,217)
Issuance of stock to directors	6,425	64	242,422			242,486
Common stock issued in connection with exercise of stock options	708,523	7,085	11,864,773			11,871,858
Stock options issued to nonemployees			18,369			18,369
Stock options issued to employees			1,439,652			1,439,652
Restricted stock awards	23,352	234	44,921			45,155
Stock expenses			(5,749)			(5,749)
Stock option modification			17,515			17,515
Balance at June 30, 2007	39,796,910	$397,969	$854,160,702	$(329,018,559)	$(33,186)	$525,506,926

See notes to consolidated financial statements.

(Continued on next page)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Three years ended June 30, 2008

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount		Number of Shares	Amount

Balance at July 1, 2007	39,796,910	$397,969	$854,160,702	—	$—	$(329,018,559)	$(33,186)	$525,506,926
Net income for year ended June 30, 2008						3,853,492		3,853,492
Unrealized losses on investments							(2,209,666)	(2,209,666)
Foreign currency translation gains							77,002	77,002
Derivatives – forward contracts							65,878	65,878
Comprehensive income								1,786,706
Directors’ Stock expense	19,266	193	58,412					58,605
Common stock issued in connection with exercise of stock options	773,903	7,739	13,474,914					13,482,653
Stock options issued to employees			1,377,778					1,377,778
Restricted stock awards	80,000	800	1,400,295					1,401,095
Treasury stock				(11,245)	(700,006)			(700,006)
Equity offering (net of expenses of $6,192,570)	4,905,475	49,055	98,948,826					98,997,881
Balance at June 30, 2008	45,575,554	$455,756	$969,420,927	(11,245)	$(700,006)	$(325,165,067)	$(2,099,972)	$641,911,638

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$3,853,492	$(25,230,939)	$(18,596,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,917,164	12,169,708	7,627,278
Bad debt	868,093	9,817	289,767
Allowance for slow-moving inventory	2,919,588	1,348,361	1,518,284
Restructuring charge	2,216,786	107,401	—
Warranty expense	390,765	(291,764)	382,980
Changes in government contracts and other reserves	235,385	(436,922)	1,063,776
Amortization of deferred nonrefundable patent license fee	(952,380)	(952,380)	(952,380)
Amortization of premium/discount on investments	1,033	529,012	(912,448)
Equity in losses of investment in Ovonyx	—	—	150,000
Changes in nonrefundable advance royalties	—	—	(906,019)
Stock and stock options issued for services rendered	2,009,778	1,763,175	2,382,287
Gain on sale of discontinued operations	—	—	(739,602)
Loss on sales of investments	147,696	53,806	—
Loss(Gain) on sale of property, plant and equipment	(179,794)	196,812	(43,079)
Loss on equipment impairment	1,295,977	306,959	—
Foreign currency adjustment	—	—	132,644
Changes in working capital:
Accounts receivable	(17,814,622)	(8,590,289)	(8,642,407)
Inventories	4,662,144	(17,165,383)	(3,459,919)
Other assets	(1,167,983)	(2,370,971)	(822,342)
Accounts payable and accrued expenses	4,004,020	12,913,547	1,047,330
Accrued incentive plan	6,204,454	542,740	—
Restructuring reserve	(2,300,972)	3,523,233	—
Deferred revenues under business agreements	199,537	(239,815)	(938,814)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,510,161	(21,813,892)	(21,418,931)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(117,334,591)	(186,989,746)	(69,019,555)
Investment in Ovonyx	—	(200,000)	(150,000)
Other investment	—	—	(150,000)
Purchase of investments	(62,250,000)	(423,033,218)	(249,597,305)
Proceeds from maturities of investments	22,591,331	248,180,055	18,758,845
Proceeds from sale of discontinued operations	—	—	891,887
Proceeds from sales of investments	115,037,850	288,828,325	4,050,000
Proceeds from sales of property, plant and equipment	287,568	1,307	148,997
NET CASH USED IN INVESTING ACTIVITIES	(41,667,842)	(73,213,277)	(295,067,131)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes	306,762,500	—	—
Payments for deferred financing costs	(1,258,439)	—	—
Proceeds from common stock issuance	98,997,881	—	—
Principal payments under short-term and long-term debt obligations and assets under capitalized lease obligations	(1,144,416)	(849,676)	(398,413)
Increase in long-term customer deposits	680,000	—	—
Decrease in restricted investments	(273,253)	—	—
Proceeds from sales of stock and exercise of stock options and warrants, net of expenses	13,482,653	11,866,111	397,846,971
NET CASH PROVIDED BY FINANCING ACTIVITIES	417,246,926	11,016,435	397,448,558
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(367,647)	(181,278)	(296,085)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	403,721,598	(84,192,012)	80,666,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,769,970	164,961,982	84,295,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484,491,568	$80,769,970	$164,961,982

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, including capitalized interest	$2,842,196	$2,124,805	$904,276
Cash paid for income taxes	$65,401	—	$707,302
Noncash transactions:
Depreciation allocated to construction in progress	—	$325,820	—
Amounts due from sale of assets	—	—	$438,887
Capital lease obligations to finance capital equipment	$362,231	$245,110	$16,161,653

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies

Nature of Business

Energy Conversion Devices, Inc. (ECD) commercializes materials, products and production processes for the alternative energy generation, energy storage and information technology markets.

Financial Statement Presentation, Principles of Consolidation and Equity Accounting

The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively referred to as “United Solar”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority stockholders.

The Company has, as of June 30, 2008, two major investments accounted for using the equity method: (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (“CTV”), each having 50% interest in the joint venture and (ii) Ovonyx, Inc., a 39.3%-owned (or 30.3% on a fully diluted basis after giving effect for exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors. See Note D, “Joint Ventures and Investments,” of the Notes to our Consolidated Financial Statements for discussions of all of the Company’s major joint ventures and investments.

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

Discontinued Operations

In 2005, the Company, as part of its 2004 restructuring plan, decided to sell the assets of Ovonic Battery’s metal hydride materials manufacturing business. At June 30, 2005, the Company reclassified the current net book value of these fixed assets as assets held for sale and ceased

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

depreciating these assets. In December 2005, the Company sold Ovonic Battery’s metal hydride materials manufacturing business to Great Western Technologies Inc. (“GWTI”) for installment payments totaling $906,000, which have been paid in full. The Company recorded a gain on this sale of approximately $740,000 in the year ended June 30, 2006. In addition, GWTI assumed the lease obligations for two of Ovonic Battery’s manufacturing plants.

For the year ended June 30, 2006, the Company has recorded the following results of its metal hydride materials manufacturing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment  or Disposal of Long-Lived Assets”:

Revenues	$54,788
Costs and expenses	(480,411)
Gain on disposition of discontinued operations	739,602
Income from discontinued operations before income taxes	313,979
Income taxes	—
Net income from discontinued operations	$313,979

Cash Equivalents

Cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition.

Investments

The Company has evaluated its investment policies consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its short-term investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income (Loss).” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other nonoperating income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments consist of auction rate certificates (at June 30,

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

2007 only), corporate bonds and notes, and certificates of deposit which mature 91 days or more from date of acquisition.

Short-Term Investments

The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
June 30, 2008
Corporate Bonds	$15,156	$—	$(167)	14,989
June 30, 2007
Auction Rate Certificates	$36,100	$—	$—	$36,100
Corporate Bonds	74,882	27	(6)	74,903
Certificates of Deposit	14,001	1	(1)	14,001
	$124,983	$28	$(7)	$125,004

The following schedule summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30, 2008		June 30, 2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$3,401	$3,396	$43,692	$43,696
Due after one year through five years	11,755	11,593	45,191	45,208
Due after five years	—	—	36,100	36,100
	$15,156	$14,989	$124,983	$125,004

Long-Term Investments

(In thousands)

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
June 30, 2008
Auction Rate Certificates*	$34,300	$—	$(2,023)	$32,277

* Auction rate certificates mature in more than five years with interest rates resetting monthly.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

Auction Rate Certificates

Auction Rate Certificates (ARCs) represent securities with fixed maturity dates the interest rates of which reset monthly. Our ARCs are Student Loan Asset-Backed Securities by the Federal Family Education Loan Program (FFELP). The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and ultimately guaranteed by the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA.

At June 30, 2008, the Company’s investment advisor has valued these securities using their pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions. This valuation results in an unrealized loss of $2,023,000 as of June 30, 2008.

The Company believes this to be a temporary impairment and intends to hold these securities until the market for these securities recovers, or until maturity, and has recorded this amount in accumulated other comprehensive income (loss) on the balance sheet.

Due to the recent temporary liquidity problems experienced with these securities, they have been reclassified as Long-Term Investments.

Capitalized Interest

Interest on capitalized lease obligations and other interest expense is capitalized during active construction periods of equipment. During the year ended June 30, 2008 and 2007, the Company incurred total interest costs of $2,851,000 and $2,125,000, respectively, of which $2,686,000 and $2,122,000, respectively, were capitalized as part of the new solar cell manufacturing equipment currently under construction.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

Financial Instruments

Due to the short-term maturities of cash, cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable, the Company believes that the carrying value of its financial instruments is a reasonable estimate of fair value. The carrying values of the long-term investments have been adjusted to reflect their fair values.

Accounts Receivable

The Company maintains an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history and the customer’s current ability to pay its obligation.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

Assets under capitalized leases are amortized over the shorter of the term of the lease or the life of the equipment or facility, usually three to 20 years. Accumulated amortization on assets under capitalized leases as of June 30, 2008 and June 30, 2007 was $7,010,000 and $5,227,000, respectively.

Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and are depreciated over their estimated useful lives.

Litigation

The company is involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations. See Note R, “Litigation,” for additional information.

Warranty Reserve

A warranty reserve is recorded at the time that the product is sold. The Company estimates the liability for product warranty costs based upon its past experience and best estimate of future warranty claims.

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

Product Sales

Product sales include revenues related to photovoltaic products and nickel hydroxide. Generally, the majority of product sales are recognized under Ex-Works shipping terms (buyer is informed that goods are available for shipment). All intercompany sales are eliminated in consolidation.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

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

NOTE A – The Company and Summary of Accounting Policies (Continued)

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

Stock-Based Compensation

ECD has a number of stock option plans as discussed in Note N, “Stock Option Plans, Warrants and Other Rights to Purchase Stock” of the Notes to our Consolidated Financial Statements. Effective July 1, 2005, ECD adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been adjusted. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

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

ECD uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. The risk-free interest rate is based on the yield of U.S. Treasury securities with a term equal to that of the option. With regard to the weighted-average option life assumption, ECD considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data for stock option forfeitures.

The weighted average fair value of the options granted during the years ended June 30, 2008, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend Yield	0%	0%	0%
Volatility %	61.40%	67.89%	68.37%
Risk-Free Interest Rate	4.02%	4.62%	4.99%
Expected Life	6.47 years	6.63 years	6.63 years

Basic and Diluted Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. ECD uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options,

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

warrants and Convertible Senior Notes. The weighted average number of shares outstanding and basic and diluted net income (loss) per share for the years ended June 30 are computed as follows:

	2008	2007	2006
Weighted average number of shares outstanding:
─ for basic net income (loss) per share	40,231,379	39,389,401	32,495,709
─ for diluted net income (loss) per share	41,137,849	39,389,401	32,495,709
Net income (loss) from continuing operations before income taxes	$4,009,393	$(25,230,939)	$(18,910,246)
Income taxes	155,901	—	—
Net income (loss) from continuing operations	3,853,492	(25,230,939)	(18,910,246)
Discontinued operations	—	—	313,979
Net income (loss)	$3,853,492	$(25,230,939)	$(18,596,267)
Basic net income (loss) per share
Continuing operations	$.10	$(.64)	$(.58)
Discontinued operations	—	—	.01
	$.10	$(.64)	$(.57)
Diluted net income (loss) per share
Continuing operations	$.09	$(.64)	$(.58)
Discontinued operations	—	—	.01
	$.09	$(.64)	$(.57)

For 2008, the weighted average shares for both basic and diluted earnings per share do not include shares issued pursuant to the share lending agreement (see Note M).

Due to the Company’s net losses, the 2007 and 2006 weighted average shares of potential dilutive securities of 1,140,153 (including the weighted average of the restricted stock awards issued in the three months ended June 30, 2007) and 2,092,283, respectively, were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

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

NOTE A – The Company and Summary of Accounting Policies (Continued)

Preproduction Costs

The Company recognizes in its Consolidated Statements of Operations costs in preparation for its new manufacturing facilities and equipment as preproduction costs. These costs include training of new employees, supplies and other costs for the new manufacturing facilities in advance of the commencement of manufacturing.

Shipping and Handling Costs

Costs related to shipping and handling are recorded as a component of cost of product sales. Payments received from customers for shipping and handling costs are classified as product sales.

Derivative Instruments

We hold derivative financial instruments to manage foreign currency risks. We account for these instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to recognize derivatives as either assets or liabilities in the balance sheet at fair value. For derivative instruments that qualify as a hedge, the effective portion of changes in the fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portion of the change in fair value is recognized in current earnings.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This guidance defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value on an annual basis. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 defers the effective date for certain items to November 15, 2008. These pronouncements are not expected to have a significant impact on the Company’s financial statements.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus that EITF Issue No.07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. This pronouncement is expected to have no impact on the Company’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which is a revision of SFAS 141. FAS 141R changes the accounting for acquisitions. Significant changes include the expensing of acquisition costs, recognition of the business combination on the acquisition date and the recognition of contingent consideration at fair value on the acquisition date. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The impact of this Statement will be determined if and when an acquisition occurs.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” was issued in March 2008. The standard requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – The Company and Summary of Accounting Policies (Continued)

Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued in May 2008. The standard defines the order in which various sources of generally accepted accounting principles should be followed. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company believes this standard will not have an impact on its financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP would require issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception. That accounting would not apply if the embedded conversion option must be accounted for separately as a derivative under Statement 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption would not be permitted. The FSP APB 14-1 would be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately.    Assuming a market rate of 12% on our Convertible Senior Notes, the implementation of FSP APB 14-1 would result in a reduction of our Convertible Senior Notes of approximately $102,770,000, an increase in additional paid-in capital of approximately $102,770,000 and an increase in interest expense of approximately $550,000 for the year ended June 30, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – Accounts Receivable

Accounts Receivable consist of the following:

	June 30,	June 30,
	2008	2007
Billed
Trade	$44,970,185	$27,827,263
Related parties	344,939	322,105
Other	3,304,837	2,248,228
Subtotal	48,619,961	30,397,596
Unbilled
Trade	1,328,535	1,544,162
Related parties	77,122	85,905
Other	4,324,541	5,007,912
Subtotal	5,730,198	6,637,979
Less allowance for uncollectible accounts	(825,000)	(538,000)
	$53,525,159	$36,497,575

NOTE C – Inventories

Inventories (substantially all for United Solar) are as follows:

	June 30,	June 30,
	2008	2007
Finished products	$3,892,883	$16,399,784
Work in process	15,413,964	5,495,945
Raw materials	12,029,966	16,796,449
	$31,336,813	$38,692,178

The above amounts include an allowance for obsolescence of $4,790,000 and $1,870,000 as of June 30, 2008 and 2007, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – Joint Ventures and Investments

Joint Ventures

Cobasys, LLC

The Company recognized $952,000 as revenue from license agreements in each of the years ended June 30, 2008, 2007 and 2006 in connection with the amortization of a license fee received in July 2004 from Panasonic EV Energy Co., Ltd. as part of a settlement of a certain patent infringement dispute.

The Company recorded revenue from Cobasys of $548,000, $845,000 and $1,047,000 for the years ended June 30, 2008, 2007 and 2006, respectively, for services performed on behalf of Cobasys (primarily for advanced product development testing and other services).

Ovonyx Inc.

In addition to its equity interest, ECD also receives 0.5% of the Ovonyx annual gross revenues which it recognizes as royalty revenue. Royalty revenue was $64,000, $51,000 and $10,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

ECD recorded nonroyalty revenue from Ovonyx of $251,000, $705,000 and $493,000, respectively, for the years ended June 30, 2008, 2007 and 2006 representing services provided to this joint venture.

NOTE E – Liabilities

Warranty Liability

The following is a summary of the changes in the product warranty liability during the years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30,
	2008	2007		2006
Liability at beginning of the period	$1,325,452	$1,835,136		$1,635,532
Amounts accrued for as warranty costs	390,765	(291,764	)*	382,980
Warranty claims	(216,934)	(217,920)		(183,376)
Liability at end of period	$1,499,283	$1,325,452		$1,835,136

*	During the year ended June 30, 2007, the Company revised its warranty liability, based upon its recent experience, and recorded a reduction in this liability.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities (Continued)

Government Contracts, Reserves and Liabilities

The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA questioned the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In August 2005, the Company was requested to provide additional information to the Department of Energy (“DOE”) in support of the allowability of these items in dispute with DCAA. In December 2005, the Company provided the requested information to DOE. In June 2006, the Company received a final determination letter from DOE on some of these matters. In some matters DOE agreed with the Company’s position and in others with the DCAA position. Based on their determination, in June 2006, the Company reduced its reserve by $573,000. The Company has a reserve of $1,851,000 and $1,899,000 at June 30, 2008 and 2007, respectively.

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

Other Long-Term Liabilities

A summary of the Company’s other long-term liabilities is as follows:

	June 30,
	2008	2007
Capital leases	$22,459,864	$24,252,204
Long-term retirement	2,316,368	2,275,341
Other	2,417,949	347,111
	27,194,181	26,874,656
Less amounts included in current liabilities	1,389,151	1,078,781
Total Other Long-Term Liabilities	$25,805,030	$25,795,875

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities (Continued)

Capital Leases

The Company has two principal capital leases, both for United Solar facilities. One lease, entered into in April 2001, is for 15 years with two renewal terms of five years each subject to certain provisions. This lease, which is for United Solar’s headquarters and the first Auburn Hills manufacturing facility, was recorded in 2001 as a capitalized lease asset and a capital lease liability in the amount of $10,000,000, representing the net present value of all lease payments. The other lease, entered into in June 2005, is for 10 years with an option for an additional 10 years. This lease, which is for United Solar’s second manufacturing facility, was recorded in 2006 as a capitalized lease asset and a capital lease liability in the amount of $15,900,000, representing the fair market value of this facility.

Long-Term Retirement

Long-term retirement represents amounts owed to two former employees for deferred compensation and benefits. The former employees are entitled to receive periodic payments for the remainder of their lives. The payments are pursuant to agreements between the Company and the former employees. The total amount of payments due is based on the periodic payments and the life expectancy based on mortality tables in effect at the time of their retirement. The liability is then discounted to a present value using an AA-rated bond that most closely represents the remaining life expectancy of the former employees.

Operating Leases

The Company has operating lease agreements, principally for office and research facilities and equipment. These leases, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2008, 2007 and 2006 was approximately $4,955,000, $3,084,000 and $2,658,000, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – Liabilities (Continued)

Future Minimum Payments

Future minimum payments on obligations under capital leases and noncancellable operating leases expiring in each of the five years subsequent to June 30, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$3,245,162	$4,498,470
2010	3,139,442	4,182,129
2011	3,107,198	3,294,287
2012	3,147,321	2,688,227
2013	3,147,321	2,801,868
Thereafter	28,567,438	13,442,942
TOTAL	44,353,882	$30,907,923
Less interest included above	20,846,089
Present value of minimum payments	$23,507,793

NOTE F – Employee Benefit Plans

ECD and its subsidiaries are participating in qualified 401(k) plans that are available to all employees. ECD and Ovonic Battery matched participants’ contributions at a rate of 100% of the first 2% of the participant’s compensation and 50% of the next 4% of the participant’s compensation. United Solar matched 50% of the first 8% of the participant’s compensation through December 31, 2006, and 100% of the first 3% and 50% of the next 2% thereafter. The Company’s matching contributions were $1,242,000, $1,253,000 and $1,094,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

NOTE G – Derivative Financial Instruments

Our primary exposure to foreign currency risk is forecasted transactions denominated in yen. Beginning in June 2008, ECD entered into several forward contracts to mitigate the risks associated with changes in exchange rates between the dollar and the yen. Our sole exposure to foreign currency changes is for commitments to purchase equipment from a supplier located in Japan. We use forward contracts exclusively to hedge forecasted transactions. We do not use forward contracts for speculative purposes. We recognize the effective portion of the changes in fair value of forward contracts as a component of accumulated other comprehensive income (loss). The ineffective portion is recorded in earnings. The ineffective amount was approximately $35,000 for the year ended June 30, 2008. At June 30, 2008, unrealized gains on these contracts were

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – Derivative Financial Instruments (Continued)

approximately $66,000 and are recorded in other comprehensive income (loss). As of June 30, 2008, we had outstanding contracts to sell 771.4 million yen ($7.3 million). We also have one outstanding contract to buy 12.2 million yen ($112,800).

NOTE H – Lines of Credit

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

The Company has two borrowing options – Alternate Base Rate borrowings and Eurodollar Rate borrowings. Interest on Alternate Base Rate advances is incurred at the prime rate less 1.00% and is payable monthly. Eurodollar advances are charged interest at LIBOR plus 1.25%. Eurodollar Rate advances pay interest upon repayment of the related borrowing. The interest rate on both Alternate Base Rate and Eurodollar borrowings is subject to modification based upon the Company’s liquidity.

The credit facility has, among others, a financial covenant which requires the company to maintain a minimum liquidity of $10 million at all times. Liquidity is defined as the sum of (a) cash (b) the market value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing availability under the facility. The Company was in compliance with this covenant at June 30, 2008.

At June 30, 2008, there were no amounts outstanding on this credit facility. Letters of credit totaling $1,944,000 had been issued against the facility as of June 30, 2008. Any amounts advanced under this credit facility are payable upon the expiration of the agreement in February 2013.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – Convertible Senior Notes

In June 2008, the Company completed an offering of $316,250,000 of 3.00% Convertible Senior Notes. Proceeds to the Company were $306,762,500, net of debt issuance costs of $9,487,500. An additional $1,258,000 of issuance costs were also incurred and paid directly by the Company. All debt issuance costs are being amortized over the life of the Convertible Senior Notes using the interest method. Amortization expense for the year ended June 30, 2008 was $42,000.

Interest is payable semi-annually in arrears on June 15 and December 15. If the notes are not converted, they will mature on June 15, 2013.

Prior to March 15, 2013, the notes are only convertible under specific circumstances involving the price of the Company’s common stock, the price of the convertible notes and certain corporate transactions (an offering of common stock at a price less than market; a distribution of cash or other assets to stockholders; is party to a merger, consolidation or share exchange; a change in control or the Company’s common stock ceases to be listed for trading). From March 15, 2013, through June 14, 2013, the conversion rate is dependent on the trading price of the Company’s common stock for the 20 trading days immediately preceding the conversion. The notes will be settled in a combination of common stock and cash.

NOTE J – Commitments and Contingencies

The Company, in the ordinary course of business, enters into purchase commitments for raw materials. In December 2007, the Company entered into a purchase agreement for germane gas totaling $8,458,000. The agreements are effective through December 2008. The agreements require the Company to purchase a committed amount of germane gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period January through October 2008.

The Company also enters into purchase commitments for capital equipment. As of June 30, 2008, the Company had purchase commitments of approximately $80,836,000 related to its previously announced goal of expanding United Solar’s manufacturing capacity to 300MW by 2010.

The Company presently intends to fund this additional expansion through existing funds and cash from operations.

During the year ended June 30, 2008, the Company received total insurance proceeds of approximately $1,682,000 related to business interruptions at one of our facilities. Of that amount, approximately $1,596,000 was classified as proceeds to recover lost profits related to those events.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – Royalties, Nonrefundable Advance Royalties and License Agreements

The Company has business agreements with third parties and with related parties for which royalties and revenues are included in the Consolidated Statements of Operations.

At both June 30, 2008 and 2007, the Company deferred recognition of revenue in the amount of $245,660 relating to nonrefundable advance royalty payments.

Creditable royalties earned and recognized as revenue in 2006 were $904,000 related to advance royalty payments received by the Company in prior years associated with license agreements under which the licensees no longer have a contractual obligation to make payments.

Fiscal years 2008, 2007 and 2006 included license fees of $952,000 resulting from the amortization over 10.5 years of the $10,000,000 payment received in July 2004 in connection with a settlement of a patent infringement dispute with Matsushita Electric Industrial Co. There were also new license agreements in 2008 and 2007, principally with new licensees in China.

NOTE L – Restructuring Charges

Pursuant to our restructuring plan implemented during the year ended June 30, 2007, we have consolidated the photovoltaics and machine-building activities into United Solar and reduced costs in both the Ovonic Materials segment and Corporate Activities.

The restructuring charges were principally associated with management’s decision to consolidate and redesign its business activities, which are included in the Consolidated Statements of Operations. The charges were primarily for severance and costs associated with the closing of facilities.

The following summarizes activity in the Company’s restructuring reserve through June 30, 2007 and 2008.

(In Millions)	Employee- Related Expenses	Other Expenses	Total
Balance July 1, 2006	$—	$—	$—
Charges	3,927,939	1,457,338	5,385,277
Utilization or payment	(1,044,205)	(710,438)	(1,754,643)
Balance July 1, 2007	$2,883,734	$746,900	$3,630,634
Charges	4,179,338	5,217,127	9,396,465
Utilization or payment	(5,977,174)	(5,805,263)	(11,782,437)
June 30, 2008	$1,085,898	$158,764	$1,244,662

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – Restructuring Charges (Continued)

In addition, as part of the restructuring, the Company will no longer be using its Wafer Lab equipment. This equipment, with a net book value of approximately $1,539,000, is currently classified as Assets Held for Sale and the Company is in negotiations with interested parties for the sale of this equipment at a sale price of more than the net book value of this equipment.

Restructuring costs are expected to be between $2,500,000 to $3,000,000 for fiscal 2009.

NOTE M – Common Stock

Prior to September 30, 2005, ECD had three classes of stock as follows: Class A Convertible Common Stock, which was entitled to 25 votes per share; Class B Convertible Common Stock and Common Stock, each entitled to one vote per share.

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

In June 2008, in conjunction with the offering of the Convertible Senior Notes, ECD sold 1,460,500 shares of common stock in a public offering. This included the over-allotment option exercised by the underwriters. We received net proceeds of approximately $99,372,000.

As part of the agreement for the Convertible Senior Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Convertible Senior Notes to hedge their investments in the notes.

The underwriter received all proceeds from any sale of shares pursuant to the share lending agreement. The underwriter provided ECD collateral equal to the par value of the common stock. The shares must be returned to ECD no later than the maturity date of the Convertible Senior Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. However, because the shares must be returned to the Company, the shares are not considered outstanding for the purposes of calculating earnings per share.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – Common Stock (Continued)

During the years ended June 30, 2008, 2007 and 2006, ECD issued 19,266, 6,425 and 1,440 shares of restricted Common Stock, respectively, as compensation to directors. ECD recorded compensation expense, based upon the fair market value of these shares at the date of issuance, for the years ended June 30, 2008, 2007 and 2006 of approximately $59,000, $242,000 and $60,000, respectively, related to these restricted shares of Common Stock.

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock

ECD has Common Stock reserved for issuance as follows:

	Number of Shares
	June 30, 2008	June 30, 2007
Stock options	1,692,968	2,568,747
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	2,098,178	2,973,957

Stock Plans

ECD has three stockholder-approved plans: the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) pursuant to which 2,000,000 shares were reserved for grants; the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) pursuant to which 3,000,000 shares were reserved for grants; and the 2006 Stock Incentive Plan (the “2006 Plan”) pursuant to which 1,000,000 shares are reserved for grants. ECD issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock (RSAs) and the redemption of restricted stock units (RSUs).

The 1995 Plan expired on January 26, 2005 and no additional grants will be made under this Plan. Effective November 14, 2006, the date ECD stockholders approved the 2006 Stock Incentive Plan, ECD will not grant any additional options under the 2000 Plan. There are still outstanding options under each of these plans.

The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of ECD and its subsidiaries. The Committee will determine the period during which an option may be exercised and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than 10 years after its date of grant, except that an incentive option granted to a participant owning more than 10% of ECD’s voting shares will be exercisable for no more than five years after its date of grant.

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted.

In June 2008, 30,000 shares of restricted stock awards issued to the Company’s CEO became fully vested in accordance with the terms and conditions of this award. This accelerated vesting resulted in an additional expense of $584,000.

As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock options, restricted stock awards and restricted stock units was as follows:

		Weighted average period to be recognized
Nonvested Stock Options	$2,024,716	1.58 years
Nonvested Restricted Stock Awards	2,186,064	2.70 years
Nonvested Restricted Stock Units	184,100	3.00 years
	$4,394,880

Stock Options

A summary of the transactions during the fiscal years 2008, 2007 and 2006 with respect to ECD’s 1995, 2000 and 2006 Plans follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	2,268,635	$19.23	$7,520,259	6.15
Granted	36,748	$43.77
Exercised	(897,895)	$19.86
Expired	(54,800)	$15.94
Forfeited	(3,425)	$12.62
Outstanding at June 30, 2006	1,349,263	$19.63	$22,935,128	6.10
Granted	15,000	$32.90
Exercised	(381,623)	$18.87
Expired	(1,500)	$11.98
Forfeited	(14,300)	$26.40
Outstanding at June 30, 2007	966,840	$20.05	$10,901,717	4.86
Granted	149,000	$31.19
Exercised	(238,644)	$18.42
Expired	(1,410)	$35.13
Forfeited	(1,200)	$50.16
Outstanding at June 30, 2008	874,586	$22.33	$44,875,113	5.20

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The table below sets forth stock options exercisable during the three years ended June 30, 2008, 2007 and 2006:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Exercisable at June 30, 2006	1,013,245	$19.86	$16,789,349	5.44
Exercisable at June 30, 2007	858,542	$19.48	$9,923,559	4.46
Exercisable at June 30, 2008	711,110	$20.08	$38,085,251	4.26

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

The weighted average grant date fair value per option granted and the total intrinsic value of stock options exercised during the fiscal years ended June 30, 2008 and 2007 were as follows:

	Year Ended June 30,
	2008	2007	2006
Weighted average grant date fair value per option granted	$19.19	$22.03	$29.61
Total intrinsic value of stock options exercised	$13,843,891	$13,730,024	$17,857,237

Restricted Stock Awards

Restricted stock awards (“RSAs”) consist of shares of common stock of ECD issued at a price of $0. Upon issuance, RSAs become outstanding and have voting rights. The shares issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. Information concerning RSAs awarded under the 2006 Stock Incentive Plan during fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	—	—
Awarded	23,352	$35.92
Outstanding at June 30, 2007	23,352	$35.92
Awarded	99,266	$28.88
Released	(32,784)	$26.76
Outstanding at June 30, 2008	89,834	$31.49

Restricted Stock Units

On June 30, 2008, the Compensation Committee of the Board of Directors approved the grant of 2,500 restricted stock units (RSUs) to Mark D. Morelli, the Company’s president and CEO. The RSUs settle on a one-for-one basis in shares of ECD common stock and vest on June 3, 2011,

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

subject to early vesting in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The aggregate intrinsic value of the RSUs is $184,100.

The following is a summary of the transactions during the fiscal years ended June 30, 2008, 2007 and 2006 with respect to the Stock Option Agreements between ECD and Stanford R. Ovshinsky and Dr. Iris M. Ovshinsky dated November 18, 1993. Upon the death of Dr. Ovshinsky in August 2006, and pursuant to the terms of the Stock Option Agreements and the Company’s stock option plans, options owned by Dr. Ovshinsky were transferred to her estate, of which Mr. Ovshinsky is the executor.

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2005	870,731	$14.99	$6,439,038	(2)
Exercised	(218,572)	$7.01
Outstanding and exercisable at June 30, 2006	652,159	$17.66	$12,241,480	(2)
Exercised	(206,900)	$16.38
Outstanding and exercisable at June 30, 2007	445,259	$18.25	$5,595,637	(2)
Exercised	(445,259)	$18.25
Outstanding and exercisable at June 30, 2008	—	$—	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)

According to the terms of the Stock Option Agreements, the expiration date of the options was 12 months after termination of employment other than voluntary termination. Upon Mr. Ovshinsky’s retirement effective August 31, 2007, the shares owned by him were exercisable through August 31, 2008. The shares owned by the estate of Dr. Ovshinsky were exercisable through August 16, 2008.

The following is a summary of the transactions during the fiscal years ended June 30, 2008, 2007 and 2006 with respect to the Stock Option Agreement between Robert C. Stempel and ECD entered into in January 1999:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – Stock Option Plans, Warrants and Other Rights to Purchase Stock (Continued)

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding and exercisable at June 30, 2005	300,000	$10.688	$3,507,600	3.55
Outstanding and exercisable at June 30, 2006	300,000	$10.688	$7,722,600	2.55
Exercised	(120,000)
Outstanding and exercisable at June 30, 2007	180,000	$10.688	$3,623,760	1.55
Exercised	(90,000)
Outstanding and exercisable at June 30, 2008	90,000	$10.688	$5,665,680	0.54

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of June 30, 2008 and June 30, 2007, there were 246,000 and 338,000, respectively, nonvested shares of restricted stock pursuant to a Restricted Stock Agreement dated January 19, 1999, and amended as of September 22, 2005, between Mr. Stempel and ECD with a weighted average grant date fair value of approximately $2,629,248 and $3,612,544, respectively. The vesting schedule provides for quarterly vesting of 23,000 shares at the beginning of each quarter commencing July 1, 2006 through October 1, 2010 with 16,000 shares vesting on December 31, 2010.

Warrants

As of June 30, 2008 and 2007, ECD had outstanding a warrant for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. This warrant is exercisable on or prior to March 10, 2010 at $22.93 per share.

In connection with the sale of units in fiscal year 2004, ECD issued warrants to purchase 3,266,254 shares of Common Stock to three institutional investors and a warrant to purchase 90,481 shares of Common Stock to the placement agent. Each warrant gave the holder the right to purchase a share of ECD Common Stock for $13.96, if exercised on or prior to May 2, 2005, and for $16.03, if exercised at any time thereafter but prior to October 31, 2006. As a result of the exercise of the warrants by the warrantholders, ECD received $22,296,000 in fiscal 2006.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE O – Income Taxes

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. The cumulative effect of implementing FIN 48 as of July 1, 2007 was zero. The Company has no unrecognized tax benefits at this time.

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

The Company’s income taxes for the year are as follows:

June 30, 2008

Federal Income Tax	$—
State Income Tax	—
Foreign Income Tax	155,901
Total Income Taxes	$155,901

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE O – Income Taxes (Continued)

Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2008	2007
	(in thousands)
Deferred tax asset:
Basis difference in intangibles	$11,510	$12,557
Equity losses in subsidiaries	—	4,107
NOL carryforwards	112,592	112,197
R&D credit carryforwards	170	211
AMT credit carryforwards	1,363	1,363
All other	8,870	4,637
	134,505	135,072
Deferred tax liability:
Basis and depreciation differences of property	(5,462)	(5,283)
All other	(286)	(218)
Net deferred tax asset	128,757	129,571
Valuation allowance	(128,757)	(129,571)
Net deferred tax asset	$—	$—

The Company’s valuation allowance decreased by $814,000 in 2008 and increased by $16,897,000 in 2007. The changes in the valuation allowance are mainly due to net operating losses in 2007 and the expiration of net operating losses in 2008 and primarily comprise the difference between statutory and effective tax rates.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE O – Income Taxes (Continued)

At June 30, 2008, the Company’s remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

	Net Tax Operating Loss Carryforward	R&D Credit Carryforward
2009	$11,923,000	$30,000
2010	9,313,000	15,000
2011	6,854,000	40,000
2012	26,121,000	14,000
2013	12,447,000	29,000
2014	7,219,000	42,000
2015	—	—
2016	—	—
2017	—	—
2018	6,825,000	—
2019	993,000	—
2020	10,170,000	—
2021	4,674,000	—
2022	22,599,000	—
2023	36,846,000	—
2024	67,627,000	—
2025	—	—
2026	46,979,000	—
2027	47,877,000	—
2028	12,686,000	—
Total	$331,153,000	$170,000

In addition, the Company has $1,363,000 in Alternative Minimum Tax Credit carryforward that does not expire.

Due to the history of losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided to fully offset deferred tax assets.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE P – Business Segments

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

	Financial Data (in thousands)
	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Year ended June 30, 2008	$239,398	$16,066	$1,039	$(642)	$255,861
Year ended June 30, 2007	98,363	14,635	1,147	(578)	113,567
Year ended June 30, 2006	87,508	13,451	1,920	(460)	102,419
Income (Loss) from Operations
Year ended June 30, 2008	$31,644	$899	$(36,816)	$212	$(4,061)
Year ended June 30, 2007	1,962	(13,706)	(28,769)	(1,989)	(42,502)
Year ended June 30, 2006	8,187	(14,819)	(19,798)	(791)	(27,221)
Depreciation and Amortization Expense
Year ended June 30, 2008	$20,862	$330	$925	$(200)	$21,917
Year ended June 30, 2007	10,007	1,478	764	(79)	12,170
Year ended June 30, 2006	5,556	1,429	643	—	7,628
Capital Expenditures
Year ended June 30, 2008	$116,743	$—	$590	$2	$117,335
Year ended June 30, 2007	188,991	440	245	(2,116)	187,560
Year ended June 30, 2006	83,730	1,063	1,236	(848)	85,181
Identifiable Assets
Year ended June 30, 2008	$552,618	$8,469	$506,284	$(25,404)	$1,041,967
Year ended June 30, 2007	404,905	9,383	211,996	(25,605)	600,679
Year ended June 30, 2006	180,217	8,078	460,645	(52,598)	596,342

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE P – Business Segments (Continued)

The following table presents revenues by country based on the location of the customer:

	Year Ended June 30,
	2008	2007	2006
United States	$119,424,375	$52,531,109	$47,007,251
Germany	39,011,959	32,407,135	35,429,666
France	32,660,694	381,190	1,066
Italy	25,757,956	12,893,260	1,616,256
South Korea	17,645,916	102,769	—
Hong Kong	6,086,519	3,662,536	2,125,724
Japan	5,395,596	3,824,357	4,700,483
China	1,693,021	1,889,041	1,507,898
Other Countries	8,184,930	5,875,466	10,031,132
	$255,860,966	$113,566,863	$102,419,476

The composition of the Company’s property, plant and equipment, net of accumulated depreciation, is principally in the United States as of June 30, 2008, 2007 and 2006.

Sales to SIT represented 23%, 11% and 21% of our product sales in the United Solar segment in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. For the year ended June 30, 2008, sales to Advanced Green Technologies, Inc. (a unit of Advanced Roofing, Inc.) represented 12% of our product sales in the United Solar segment. Biohaus PV Handels GmbH represented 14% of our product sales in this segment for each of the fiscal years ended June 30, 2007 and 2006. Amounts due from SIT represented 20% and 10% of the accounts receivable in this segment at June 30, 2008 and 2007, respectively. Amounts due from Advanced Green Technologies represented 10% of the accounts receivable in this segment at June 30, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE Q – Quarterly Financial Data (Unaudited)

(In thousands, except for per-share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Year Ended June 30, 2008
Revenues	$47,042	$56,449	$69,982	$82,388	$255,861
Operating income (loss)	$(9,953)	$(7,457)	$5,572	$7,777	$(4,061)
Net income (loss)	$(7,567)	$(5,426)	$6,974	$9,872	$3,853
Basic net income (loss) per share	$(.19)	$(.14)	$.17	$.24	$.10
Diluted net income (loss) per share	$(.19)	$(.14)	$.17	$.24	$.09
Year Ended June 30, 2007
Revenues	$27,182	$22,947	$27,429	$36,009	$113,567
Operating loss	$(7,344)	$(7,876)	$(10,980)	$(16,302)	$(42,502)
Net loss	$(2,302)	$(2,913)	$(6,871)	$(13,145)	$(25,231)
Basic net loss per share	$(.06)	$(.07)	$(.17)	$(.33)	$(.64)
Diluted net loss per share	$(.06)	$(.07)	$(.17)	$(.33)	$(.64)

NOTE R – Litigation

Cobasys. On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the "Operating Agreement"), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV's preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement.

We and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE R – Litigation (Continued)

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

The members of Cobasys have not approved a 2008 business plan and budget, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation of the sale. There is no assurance that the sale will be completed by September 8, 2008, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement.

International Acquisitions Services, Inc. (“IAS”), Innovative Transportation Systems AG (“ITS”) and Neville Chamberlain filed suit against Energy Conversion Devices, Inc. (“ECD”) in Nassau County, New York on October 11, 2007, claiming, among other things, that ECD made fraudulent statements relating to the supply of battery products to ITS, an entity created to manufacture and sell an electric delivery vehicle known as the InnoVan. Chamberlain, a sophisticated investor, invested in ITS through IAS. ECD also invested in ITS. The IAS matter was resolved in June 2008 with a payment of $925,000 made to IAS. This payment was funded equally by ECD, Chevron and General Motors.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2008, the Company maintained effective internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Energy Conversion Devices, Inc.

We have audited Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Energy Conversion Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and financial statement schedule for each of the three years in the period ended June 30, 2008 and our report dated August 25, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

August 25, 2008

Item 9B:	Other Information

Not applicable.

PART III

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Report on Form 10-K and is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 18, 2008 (the “2008 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 10:	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2008 Proxy Statement is incorporated herein by reference.

The information regarding our Audit Committee, including the members of our Audit Committee and audit committee financial experts, set forth in the section entitled “Corporate Governance and Board Matters” contained in our 2008 Proxy Statement is incorporated herein by reference.

The charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Finance Committee are available in the “Investor Relations – Corporate Governance” section of our website at www.ovonic.com and are available to any stockholder upon request to the Corporate Secretary. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and chief financial officer, and directors. A copy of the Code of Business Conduct and Ethics is available in the “Investor Relations – Corporate Governance” section of our website at www.ovonic.com.

Item 11:	Executive Compensation

The information required by this item will be included under “Compensation of Directors,” “Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Tables,” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of June 30, 2008 with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	877,086	(1)	$22.27	(2)	725,882
Equity compensation plans not approved by security holders	90,000	(3)	$10.69		—
	967,086		$21.19		725,882

(1)	Includes 2,500 shares issuable upon vesting of restricted stock units (RSUs) that we granted under the 2006 Stock Incentive Plan. The remaining balance consists of outstanding stock option grants.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(3)

On January 15, 1999, we entered into a stock option agreement with Robert C. Stempel, pursuant to which he was granted an option to purchase 300,000 shares of ECD Common Stock at $10.688 per share. The option is not subject to any vesting requirement and may be exercised from time to time until the expiration of the option on January 15, 2009. Mr. Stempel retired as the Company’s CEO on August 31, 2007.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions will be included under “Transactions with Related Persons” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information required by this item will be included under “Independent Registered Public Accounting Firm Fees” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements:
Page

The following is included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	49, 94
2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	103

Other financial statements and financial statement schedules are omitted (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.

3.	Exhibits (including those incorporated by reference)

Page or
Reference

3.1	Restated Certificate of Incorporation filed September 29, 1967	(a)
3.2

Certificate of Amendment to Certificate of Incorporation filed March 25, 1999 extending voting rights of the Company’s Class A Common Stock, increasing the authorized capital stock of the Company’s Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock

(b)
3.3	Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000	(c)
3.4	Certificate of Amendment to Certificate of Incorporation filed December 8, 2006, increasing the number of authorized shares from 50,000,000 to 100,000,000	(d)
3.5	Amended and Restated Certificate of Incorporation January 8, 2008	(e)
3.6	Bylaws in effect as of October 11, 2007	(f)
4.1	Form of Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee	(g)

4.2	Form of First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	(g)
4.3	Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	105
4.4	First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	181
10.1	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan	(h)
10.2	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan	(i)
10.3	Restricted Stock Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel	(j)
10.4	Amended and Restated Operating Agreement of Cobasys LLC dated as of December 2, 2004 by and between ChevronTexaco Technology Ventures, LLC and Ovonic Battery Company, Inc.	(k)
10.5	Severance agreement as of June 5, 2006 by and between Sanjeev Kumar and the Company	(l)
10.6	Severance agreement as of June 5, 2006 by and between Jay B. Knoll and the Company	(m)
10.7	Energy Conversion Devices, Inc. 2006 Stock Incentive Plan	(n)
10.8	Energy Conversion Devices, Inc. Executive Severance Plan effective July 24, 2007	(o)
10.9	Form of Severance Plan Participation Agreement	(p)
10.10	Energy Conversion Devices, Inc. Annual Incentive Plan	(q)
10.11	Form of Stock Option Agreement	(r)
10.12	Form of Restricted Stock Agreement	(s)
10.13	Offer Letter dated July 25, 2007 between Energy Conversion Devices, Inc. and Mark D. Morelli	(t)
10.14	Letter Agreement dated August 23, 2007 among Stanford R. Ovshinsky, Energy Conversion Devices, Inc. and Ovonic Battery Company	(u)
10.15	Letter Agreement dated August 31, 2007 between Robert C. Stempel and Energy Conversion Devices, Inc.	(v)
10.16	Revised Separation Agreement with executive officer effective December 31, 2007	(w)

10.17	Revised Separation Agreement with executive officer effective December 31, 2007	(x)
10.18	Share Lending Agreement dated as of June 18, 2008 among Energy Conversion Devices, Inc. and Credit Suisse International and Credit Suisse Securities (USA) LLC	(g)
10.19	Form of Restricted Stock Unit	235
21.1	List of all direct and indirect subsidiaries of the Company	244
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	245
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	246
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	247
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	248

Notes to Exhibit List

(a)	Filed as Exhibit 2-A to the Company’s Form 8-A and incorporated herein by reference.
(b)	Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.
(c)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(d)	Filed with the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.
(e)	Filed with the Company’s Proxy Statement dated October 29, 2007 and incorporated herein by reference.
(f)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference.
(g)	Filed as Exhibits 4.1, 4.2 and 10.18 to the Company’s Current Report on Form 8-K dated June 19, 2008 and incorporated herein by reference.
(h)	Filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(i)	Filed as Exhibit A to the Company’s Proxy Notice and Statement dated January 19, 2001 and incorporated herein by reference.
(j)	Filed as Exhibits B, C and D, respectively, to the Company’s Proxy Notice and Statement dated February 23, 1999 and incorporated herein by reference.

(k)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.
(l)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2006 and incorporated herein by reference.
(m)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(n)	Filed as Exhibit A to the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.
(o)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(p)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(q)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(r)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(s)	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.
(t)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2007 and incorporated herein by reference.
(u)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2007 and incorporated herein by reference.
(v)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2007 and incorporated herein by reference.
(w)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.
(x)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Uncollectible Accounts:
Year Ended June 30, 2008	$538,000	$868,093	$5,822	$(586,915)	$825,000
Year Ended June 30, 2007	691,000	9,817	56,781	(219,598)	538,000
Year Ended June 30, 2006	412,000	289,767	10,063	(20,830)*	691,000
Reserve for Losses on Government Contracts:
Year Ended June 30, 2008	$1,899,170	$158,197		$(206,169)	$1,851,198
Year Ended June 30, 2007	2,342,961	134,356		(578,147)	1,899,170
Year Ended June 30, 2006	2,294,098	621,770		(572,907)**	2,342,961
Reserve for Warranty:
Year Ended June 30, 2008	$1,325,452	$390,765		$(216,934)	$1,499,283
Year Ended June 30, 2007	1,835,136	(291,764)		(217,920)	1,325,452
Year Ended June 30, 2006	1,635,532	382,980		(183,376)	1,835,136
Reserve for Inventory Obsolescence:
Year Ended June 30, 2008	$1,870,161	$3,058,477		$(138,889)	$4,789,749
Year Ended June 30, 2007	1,163,833	1,348,361		(642,033)	1,870,161
Year Ended June 30, 2006	418,995	1,518,284		(773,446)	1,163,833

*	Represents partial write-off of uncollectible accounts.
**	Represents change in accounting estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
August 28, 2008	By: /S/ Mark D. Morelli Mark D. Morelli President and Chief Executive Officer

/s/ Mark D. Morelli	President, Chief Executive Officer and	August 28, 2008
Mark D. Morelli	Director (Principal Executive Officer)

/s/ Sanjeev Kumar	Vice President and Chief Financial Officer	August 28, 2008
Sanjeev Kumar	(Principal Financial and Accounting Officer)

/s/ Joseph Avila	Director	August 28, 2008
Joseph Avila

/s/ Christopher Belden	Director	August 28, 2008
Christopher Belden

/s/ Robert I. Frey	Director	August 28, 2008
Robert I. Frey

/s/ William J. Ketelhut	Director	August 28, 2008
William J. Ketelhut

/s/ Florence I. Metz	Director	August 28, 2008
Florence I. Metz

/s/ Stephen Rabinowitz	Director	August 28, 2008
Stephen Rabinowitz

/s/ George A. Schreiber, Jr.	Director	August 28, 2008
George A. Schreiber, Jr.