Form 10-Q
period 2008-09-30
ENERGY CONVERSION DEVICES INC
filed 2008-11-10
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company
☑	☐			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

As of November 7, 2008, there were 45,702,875 shares of ECD’s Common Stock outstanding.

Page 1 of 34 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
REVENUES
Product sales	$90,801	$42,467
Royalties	1,344	1,015
Revenues from product development agreements	3,271	2,877
Other revenues	349	683
TOTAL REVENUES	95,765	47,042
EXPENSES
Cost of product sales	60,967	35,069
Cost of revenues from product development agreements	2,181	1,709
Product development and research	2,190	3,462
Preproduction costs	1,977	2,545
Selling, general and administrative	14,434	11,695
Restructuring charges	244	2,515
TOTAL EXPENSES	81,993	56,995
INCOME (LOSS) FROM OPERATIONS	13,772	(9,953)
OTHER INCOME (EXPENSE)
Interest income	2,604	2,452
Interest expense	(2,732)	—
Other nonoperating expense	(926)	(60)
TOTAL OTHER (EXPENSE) INCOME	(1,054)	2,392
NET INCOME (LOSS) BEFORE INCOME TAXES	12,718	(7,561)
INCOME TAXES	57	6
NET INCOME (LOSS)	$12,661	$(7,567)
Basic net income (loss) per share	$.30	$(.19)
Diluted net income (loss) per share	$.29	$(.19)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $447,715 at September 30, 2008 and $468,361 at June 30, 2008	$467,018	$484,492
Short-term investments	11,201	14,989
Accounts receivable (net)	63,165	53,525
Inventories	34,342	31,337
Assets held for sale	1,532	1,539
Other	6,803	4,130
TOTAL CURRENT ASSETS	584,061	590,012
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	85,377	58,913
Machinery and other equipment	287,482	253,424
Assets under capitalized leases	26,814	26,822
	399,673	339,159
Less accumulated depreciation and amortization	(65,812)	(60,877)
NET DEPRECIABLE ASSETS	333,861	278,282
Land	1,157	1,157
Construction in progress	108,372	124,680
TOTAL PROPERTY, PLANT AND EQUIPMENT	443,390	404,119
LONG-TERM INVESTMENTS	31,451	32,277
OTHER ASSETS	15,917	15,559
TOTAL ASSETS	$1,074,819	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,175	$39,017
Salaries, wages and amounts withheld from employees	4,030	3,160
Amounts due under incentive plans	590	6,747
Restructuring reserve	517	831
Deferred revenues	3,124	309
Other liabilities	2,019	2,039
TOTAL CURRENT LIABILITIES	68,455	52,103
CONVERTIBLE SENIOR NOTES	316,250	316,250
LONG-TERM RESTRUCTURING RESERVE	398	414
OTHER LONG-TERM LIABILITIES	33,748	31,288
TOTAL LIABILITIES	418,851	400,055
COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share:
Authorized – 100,000,000 shares at September 30, 2008 and at June 30, 2008
Issued and outstanding – 45,681,120 shares at September 30, 2008 and 45,575,554 shares at June 30, 2008	457	456
Additional paid-in capital	972,007	969,421
Treasury stock	(700)	(700)
Accumulated deficit	(312,504)	(325,165)
Accumulated other comprehensive loss	(3,292)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	655,968	641,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,074,819	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$12,661	$(7,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,969	3,693
Stock and stock options issued for services rendered	1,478	268
Other-than-temporary impairment of investment	964	—
Other	330	713
Changes in working capital:
Accounts receivable	(9,784)	(8,651)
Inventories	(3,127)	4,434
Other assets	813	(1,081)
Accounts payable and accrued expenses	13,744	(4,483)
Restructuring reserve	(330)	(2,237)
Deferred revenues	2,814	103
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,532	(14,808)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(46,909)	(30,118)
Investment in joint venture	(1,000)	—
Purchases of investments	—	(42,400)
Proceeds from maturities of investments	2,700	66,760
Proceeds from sales of investments	—	10,610
Proceeds from sales of property, plant and equipment	—	9
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(45,209)	4,861
FINANCING ACTIVITIES:
Principal payments for assets under capitalized lease obligations	(256)	(252)
Proceeds from sale of stock and exercise of stock options, net of expenses	1,191	1,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	935	758
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	268	118
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,474)	(9,071)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484,492	80,770
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$467,018	$71,699

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash transactions:
Capital lease obligations to finance capital equipment	$—	$183

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except for share data)

Note A — The Company and Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is highly recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K, which is available on the Company’s website www.ovonic.com.

Financial Statement Presentation

The consolidated financial statements include the accounts of Energy Conversion Devices, Inc. (“ECD”) and its 100%-owned subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively referred to as “United Solar”) and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements because there is no additional funding requirement by the minority stockholders.

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. The only change to our significant accounting policies since June 30, 2008 has been the adoption of SFAS 157.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — The Company and Summary of Accounting Policies (Continued)

Reclassifications

Certain amounts in the June 30, 2008 balance sheet have been reclassified to meet the presentation adopted during the quarter ended September 30, 2008.

Basic and Diluted Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options, warrants and Convertible Senior Notes. The weighted average number of shares outstanding and basic and diluted net income (loss) per share for the quarters ended September 30, 2008 and 2007 are computed as follows:

	2008	2007
Weighted average number of shares outstanding:
─ for basic net income (loss) per share	42,221,611	39,837,992
─ for diluted net income (loss) per share	43,051,810	39,837,992
Net income (loss) from operations before income taxes	$12,718	$(7,561)
Income taxes	57	6
Net income (loss)	$12,661	$(7,567)

For 2008, the weighted average shares for both basic and diluted earnings per share do not include shares issued pursuant to the share lending agreement executed in conjunction with the issuance of the Convertible Senior Notes.

Due to the Company’s net loss, the 2007 weighted average shares of potential dilutive securities of 684,994 were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive due to the net loss per share. Additionally, securities of 71,670 and 24,734, respectively, were excluded from the 2008 and 2007 calculations as these securities would have been antidilutive regardless of the Company’s net income or loss.

Recent Pronouncements

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — The Company and Summary of Accounting Policies (Continued)

(minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes this Statement will not have an impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which is a revision of SFAS 141. SFAS No. 141R changes the accounting for acquisitions. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of this Statement will be determined if and when an acquisition occurs.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, (SFAS No. 133)” was issued in March 2008. The standard requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company will adopt the disclosure requirements of this standard during the third quarter of the current fiscal year.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued in May 2008. The standard defines the order in which various sources of generally accepted accounting principles should be followed. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company believes this standard will not have a significant impact on its financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP would require issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception. That accounting would not apply if the embedded conversion option must be accounted for separately as a derivative

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — The Company and Summary of Accounting Policies (Continued)

under SFAS No. 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption would not be permitted. The FSP APB 14-1 would be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. Assuming a market rate of 12% at issuance on our Convertible Senior Notes, the implementation of FSP APB 14-1 would result in a reduction of our Convertible Senior Notes of approximately $102,770, an increase in additional paid-in capital of approximately $102,770 and an increase in interest expense of approximately $3,680 for the three months ended September 30, 2008.

Note B – Investments

Short-Term Investments

Short-term investments consist of corporate bonds and certificates of deposit which mature 91 days or more from date of acquisition. The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2008
Corporate Bonds	$12,454	$—	$(1,253)	$11,201

June 30, 2008
Corporate Bonds	$15,156	$—	$(167)	$14,989

At September 30, 2008, the Company held a corporate bond issued by Lehman Brothers with a cost of $1,102 and an estimated fair value of $138. Because of the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company has recorded this decline in fair value as an other-than-temporary impairment.

The following schedule summarizes the contractual maturities of the Company’s short-term investments:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B — Investments (Continued)

	September 30, 2008		June 30, 2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$5,201	$5,132	$3,401	$3,396
Due after one year through five years	7,253	6,069	11,755	11,593
	$12,454	$11,201	$15,156	$14,989

Long-Term Investments

	Amortized	Gross Unrealized			Estimated
	Cost	Gains	(Losses)		Fair Value
September 30, 2008
Auction Rate Certificates*	$34,300	$—	$	(2,849)	$31,451

June 30, 2008
Auction Rate Certificates*	$34,300	$—		$(2,023)	$32,277

*  Auction rate certificates mature in more than five years with interest rates resetting monthly.

Auction Rate Certificates

Auction Rate Certificates (ARCs) represent securities with fixed maturity dates the interest rates of which reset monthly. Our ARCs are Student Loan Asset-Backed Securities by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA.

At September 30, 2008, the Company’s investment advisor has valued these securities using their pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions. This valuation results in an unrealized loss of $2,849 as of September 30, 2008.

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

Inventories (substantially all for United Solar) are as follows:

	September 30,	June 30,
	2008	2008
Finished products	$5,900	$3,893
Work in process	15,552	15,414
Raw materials	12,890	12,030
	$34,342	$31,337

The above amounts include an allowance for obsolescence of $6,244 and $4,789 as of September 30, 2008 and June 30, 2008, respectively.

Note D — Liabilities

Warranty Liability

The following is a summary of the changes in the product warranty liability during the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Liability at beginning of the period	$1,499	$1,325
Amounts accrued for as warranty costs	34	418
Warranty claims	(36)	(160)
Liability at end of period	$1,497	$1,583

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D — Liabilities (Continued)

Other Long-Term Liabilities

A summary of the Company’s other long-term liabilities is as follows:

	September 30,	June 30,
	2008	2008
Capital leases	$23,275	$23,508
Long-term retirement	2,272	2,316
Customer deposits	3,600	680
Deferred revenue	3,199	309
Deferred patent license fees	5,952	6,190
Other	974	935
	39,272	33,938
Less amounts included in current liabilities	5,524	2,650
Total Other Long-Term Liabilities	$33,748	$31,288

NOTE E — Derivative Financial Instruments

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

Note F — Convertible Senior Notes

In June 2008, the Company completed an offering of $316,250 of 3.00% Convertible Senior Notes. Proceeds to the Company were $306,762, net of debt issuance costs of $9,488. An additional $1,258 of debt issuance costs were also incurred and paid directly by the Company. All debt issuance costs are being amortized over the life of the Convertible Senior Notes using the interest method. Amortization expense for the three months ended September 30, 2008 was $551. Unamortized debt issuance costs were $10,174 at September 30, 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G — Commitments and Contingencies

The Company enters into purchase commitments for capital equipment. As of September 30, 2008, the Company had purchase commitments of approximately $69,381 related to its previously announced goal of expanding United Solar’s manufacturing capacity to 420MW by 2010, 720MW by 2011 and 1GW by 2012.

The Company presently intends to fund this additional expansion through existing funds and cash from operations.

In September 2008, the Company finalized a joint venture agreement with Tianjin Jinneng Investment Company. As of September 30, 2008, the Company has contributed $1,000 to the joint venture and is required to contribute $1,500 in the form of a royalty-free grant of technology.

Note H — Stock-Based Compensation

The Company has common stock reserved for issuance as follows:

	Number of Shares
	September 30, 2008	June 30, 2008
Stock options	1,527,402	1,692,968
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
TOTAL RESERVED SHARES	1,932,612	2,098,178

The Company records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

The weighted average fair value of the options granted during the quarters ended September 30, 2008 and 2007 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H — Stock-Based Compensation (Continued)

	2008	2007
Dividend Yield	0%	0%
Volatility %	61.7%	62.27%
Risk-Free Interest Rate	3.42%	4.36%
Expected Life	6.88 years	6.39 years

Stock Options

A summary of the transactions during the three months ended September 30, 2008 with respect to the Company’s 1995, 2000 and 2006 Plans follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at June 30, 2008	964,586	$21.24	$50,541
Granted	62,670	$75.17
Exercised	(94,566)	$12.74
Outstanding at September 30, 2008	932,690	$25.73	$31,531
Exercisable at June 30, 2008	801,110	$19.02	$43,753
Exercisable at September 30, 2008	739,544	$20.15	$28,178

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant date fair value per option granted and the total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 were as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H — Stock-Based Compensation (Continued)

	Three Months Ended September 30,
	2008	2007
Weighted average grant date fair value per option granted	$47.05	$16.13
Total intrinsic value of stock options exercised	$5,077	$1,219

Restricted Stock Awards

Restricted stock awards (“RSAs”) consist of shares of common stock of ECD issued at a price of $0. Upon issuance, RSAs become outstanding and have voting rights. The shares issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. Information concerning RSAs awarded under the 2006 Stock Incentive Plan during the three months ended September 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	89,834	$31.49
Awarded	11,000	$70.98
Outstanding at September 30, 2008	100,834	$35.80

Restricted Stock Units

RSUs settle on a one-for-one basis in shares of ECD common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The fair value of the RSUs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the three months ended September 2008 is as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H — Stock-Based Compensation (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	2,500	$ 73.64
Awarded	28,580	$ 76.74
Outstanding at September 30, 2008	31,080	$ 76.49

Note I — Restructuring Charges

The restructuring charges are principally associated with management’s decision in fiscal 2007 to consolidate the photovoltaics and machine-building activities into United Solar and reduce costs in both the Ovonic Materials segment and Corporate Activities. The charges were primarily for severance and costs associated with the closing of facilities.

The following summarizes activity in the Company’s restructuring reserve through September 30, 2008.

	Employee-Related Expenses	Other Expenses	Total
Balance June 30, 2008	$1,086	$159	$1,245
Charges	18	226	244
Utilization or payment	(338)	(236)	(574)
September 30, 2008	$766	$149	$915

Restructuring costs are expected to be between $1,200 to $1,600 for fiscal 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J — Fair Value

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for fair value and expands disclosures about financial instruments measured at fair value. Financial instruments held by the Company include investments classified as held for sale, derivatives, convertible debt and money market funds.

SFAS No. 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs consist of market data obtained from independent sources while unobservable inputs reflect the Company’s own market assumptions. These inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities
•	Level 2 – Valuations based on quoted prices in markets that are not active, quoted prices for similar assets or liabilities or all other inputs that are observable
•	Level 3 – Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions

If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement.

Whenever possible, we use quoted market prices to determine fair value. In the absence of quoted market prices, we use independent sources and data to determine fair value. At September 30, 2008, the fair value of corporate bonds, money market funds, senior convertible notes and foreign currency hedges was determined using quoted prices in active markets. As described in Note B, our investments in auction rate certificates (ARCs) are not valued using a market model due to the recent absence of auctions. Instead, the fair value of the ARCs is determined using unobservable inputs (cash flows, credit ratings, 12 month trailing-average yield of 91 day T-bill and cost of funds) and are therefore classified as Level 3.

At September 30, 2008, information regarding our assets and liabilities measured at fair value is as follows :

	Level 1	Level 2	Level 3	Total
Auction rate certificates			$31,451	$31,451
Corporate bonds	$11,201			11,201
Money market funds	447,715			447,715
Senior convertible notes	263,158			263,158
Foreign currency hedges	190			190

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J — Fair Value (Continued)

The following table presents the changes in Level 3 assets for the three months ended September 30, 2008:

Auction rate certificates
Balance at July 1, 2008	$32,277
Losses included in other comprehensive loss	(826)
Balance at September 30, 2008	$31,451

Note K — Business Segments

Effective April 1, 2007, we organized our business into two operating business segments, United Solar Ovonic (including ECD’s previous Production Technology and Machine Building Division) and Ovonic Materials (including ECD’s previous business activities, but excluding Production Technology and Machine Division, corporate activities, and Ovonic Battery’s previous business activities). In addition to these two operating segments, there are certain Corporate Activities, including our investments in our two joint ventures, Cobasys LLC and Ovonyx, Inc., which are not allocated to the above segments.

	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
September 30, 2008	$91,811	$3,879	$75	$—	$95,765
September 30, 2007	41,887	5,092	169	(106)	47,042
Operating Income (Loss)
Three months ended
September 30, 2008	$20,786	$254	$(7,327)	$59	$13,772
September 30, 2007	(468)	(700)	(8,833)	48	(9,953)

Sales to three customers represented approximately 38% of product sales in the United Solar segment for the quarter ended September 30, 2008. One customer accounted for approximately 19% of United Solar’s product sales for the quarter ended September 30, 2007.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L — Income Taxes

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. As of September 30, 2008, the Company has no unrecognized tax benefits as defined in FIN 48.

The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1993 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.

Tax expense relates to our subsidiaries located in Mexico and Germany. Due to the availability of net operating losses in the U.S., no income tax expense is recorded for U.S. operations.

Note M — Litigation

Cobasys. On September 10, 2007, Chevron Technology Ventures LLC, (CTV) issued a notice of dispute and filed claims in arbitration against ECD and OBC relating to our Cobasys joint venture. CTV’s original arbitration claim seeks damages and injunctive and other relief and alleges that ECD and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Amended and Restated Operating Agreement dated as of December 2, 2004 among us, OBC and CTV (the “Operating Agreement”), which governs Cobasys. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. We and OBC have denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV has been acting unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement.

We and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) a 2008 budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved 2008 budget and operating plan, or otherwise as approved by OBC. In our view, the Operating

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M — Litigation (Continued)

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

Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation of the sale. There is no assurance that the sale will be completed by November 17, 2008, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three months ended September 30, 2008. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2008. All amounts are in thousands.

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Solar laminate sales represent more than 90% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.

The following key factors should be considered when reviewing our results for the periods discussed:

•

Our consolidated financial results are driven primarily by the performance of our United Solar segment. Our United Solar segment accounted for 96% and 89% of our total revenue in the quarters ended September 30, 2008 and 2007, respectively. Our United Solar segment generated operating income of $20,786 for the quarter ended September 30, 2008. Given the expected growth of this segment (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar segment and subject to the risks of that business.

•

We are expanding our manufacturing capacity in our United Solar segment to meet growing demand. We are adding 60MW of nameplate capacity in the first half of fiscal 2009 (to bring our nameplate capacity to 178MW) and have selected a site that will continue our expansion to 420MW of nameplate capacity by 2010, moving toward our goal of 720MW by 2011 and 1GW by 2012. We intend to fund this expansion using cash flow from operations and the funds generated from the offering of our convertible notes and common stock, which was completed in fiscal 2008.

•

We are enhancing our revenues in our United Solar segment through a demand driven expansion strategy, which includes increasing our sales of solar laminates with “take or pay” agreements and focusing on customers and markets where our solar laminates have a competitive advantage, particularly the building-integrated photovoltaic (BIPV) market. We increased our product sales in our United Solar segment by 124% in the three-month period ended September 30, 2008 (as compared to the same period in 2007) to $89,450. These sales were generally consummated under supply agreements with our customers that established an overall framework for supplying our solar laminates but did not include minimum purchase requirements. In order to increase visibility and certainty, and to plan our operations accordingly, we have recently focused our efforts on long-term “take or pay” agreements that require the customer to purchase a specified minimum amount of our products. At the same time, we are concentrating on the BIPV market. The physical flexibility, durability and lightweight nature of our solar laminates makes them an attractive value proposition for the BIPV market, particularly commercial rooftop applications, where our solar laminates can be integrated with roofing materials and other building products. We believe the BIPV market, including commercial roof top applications, represents the most attractive opportunity for our solar laminates and we believe we will continue to increase our sales within this market.

•

We are improving the profitability of our United Solar segment by aggressively reducing the costs and improving the efficiency of our products, which is being partially offset by the impact of ramping our new manufacturing capacity. We increased our gross profit margin percentage in our United Solar segment by 84% in the quarter ended September 30, 2008 (as compared to same period in 2007). This improvement was achieved in part through operation improvement strategies, including raw material cost reductions from supply chain expansion and volume purchasing, and improvements to manufacturing throughput and yield. In addition, in fiscal 2008 we introduced a new solar laminate product with 6% greater power output than its predecessor. We believe that additional cost and efficiency improvements are achievable, and we have established a long range goal of raising our gross margin to greater than 40%. At the same time, our gross profit margins have been and will be impacted by the higher costs (including lower fixed cost absorption) associated with production volumes during ramp to full capacity at new facilities.

•

Recent global economic, capital markets and credit disruptions pose risks and present opportunities for our business segments. The risks may include slower economic activity and investment in new construction projects that make use of our products. While credit availability is not presently a limiting factor for our planned manufacturing operations and expansion, the current volatile credit markets may diminish credit availability for some of our customers. Also, we conduct our business in U.S. dollars which may impact our foreign customers and suppliers as a result of changes in the currency exchange rates. These factors may adversely impact our existing or future take-or-pay agreements and require that we reallocate product shipments to other customers or pursue other remedies. Conversely, we are encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, like our solar laminates. Recent government support in this direction includes the solar investment tax credit initiatives enacted as part of the U.S. Emergency Economic Stabilization Act of 2008, including an 8-year extension of the 30%, uncapped investment tax credit for commercial and residential solar installations, and permitted utilities to benefit from these tax credits. We also foresee increased opportunity to generate cost reductions in our operations as the economic slowdown affects raw material and labor prices. We are actively managing these risks and opportunities as we continue to pursue our growth strategy.

•	We are commercializing our NiMH battery and Ovonic Unified Memory (OUM) technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the accounting model based on the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded to further develop and commercialize technologies we pioneered. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because we account for our investment in Cobasys using the modified equity method. We do record royalties from Ovonyx representing 0.5% of their total revenues.

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

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, including consolidating the photovoltaics and machine-building activities into the United Solar segment and reducing costs in both the

Ovonic Materials segment and in Corporate Activities. We have incurred total restructuring costs of $15,044 through September 30, 2008. We are continuing to evaluate our facilities infrastructure requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.

Results of Operations

The following table summarizes each of our business segment’s operating results (in thousands) for the three months ended September 30, 2008 and 2007, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2008	2007	2008	2007
United Solar Ovonic	$91,811	$41,887	$20,786	$(468)
Ovonic Materials	3,879	5,092	254	(700)
Corporate activities	75	169	(7,327)	(8,833)
Consolidating entries	—	(106)	59	48
Consolidated	$95,765	$47,042	$13,772	$(9,953)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

United Solar Ovonic Segment

	Three Months Ended September 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$89,450	$39,870
Revenues from product development agreements	2,361	2,017
TOTAL REVENUES	$91,811	$41,887
EXPENSES
Cost of product sales	$59,589	$32,622
Cost of revenues from product development agreements	1,555	1,150
Product development and research	984	1,125
Preproduction costs	1,977	2,545
Selling, general and administrative expenses	6,920	4,913
TOTAL EXPENSES	$71,025	$42,355
INCOME (LOSS) FROM OPERATIONS	$20,786	$(468)

Our United Solar Ovonic segment’s revenues increased $49,924 and operating income increased $21,254 in 2008 as compared to 2007, as we continued to rapidly expand our manufacturing capacity and product sales.

The increase in revenues in 2008 was primarily attributable to a significant volume increase in PV product sales ($49,900), enhanced by favorable product and price mix ($498) from the introduction of 144W product in the second quarter of 2008. The cost of product sales increased ($26,967), reflecting this higher product sales volume, including the operating costs for our expanded production capacity.

Cost of product sales increased $26,967, of which approximately $37,600 was a direct result of the increased sales volume, reduced by improved customer mix ($5,500) and favorable operating efficiencies ($5,600). The combined effect of favorable mix and operating efficiencies resulted in an improvement of margins on product sales from 18.1% in 2007 to 33.4% in 2008. Margins were positively impacted by the faster ramp up of our operations at Greenville and Tijuana manufacturing facilities. Our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production at our new manufacturing facilities.

The majority of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the Department of Energy’s Solar America Initiative. We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.

Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased as we neared completion on the expansions at our Michigan facilities ($470) and Tijuana, Mexico ($98) facility. We will incur preproduction costs with each new manufacturing facility until we commence production and the majority of the employee training is complete. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 118MW per annum to an expected capacity exceeding 420MW by 2010, 720MW by 2011 and then 1GW by 2012.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to increased employee wages and related benefits ($564), sales and marketing ($250), facility costs ($280) and support services ($476). We also disposed of manufacturing equipment no longer in use ($285). As our sales continue to grow, selling, general and administrative expenses, particularly sales and marketing, are expected to increase as we develop the strategic infrastructure to achieve and support those sales.

Ovonic Materials Segment

	Three Months Ended September 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$1,351	$2,615
Royalties	1,345	1,015
Revenues from product development agreements	910	860
Other revenues	273	602
TOTAL REVENUES	$3,879	$5,092
EXPENSES
Cost of product sales	$1,437	$2,568
Cost of revenues from product development agreements	627	577
Product development and research	1,206	2,338
Selling, general and administrative expenses	355	309
TOTAL EXPENSES	$3,625	$5,792
INCOME (LOSS) FROM OPERATIONS	$254	$(700)

Our Ovonic Materials results improved due principally to the restructuring plan implemented in late fiscal 2007 that substantially reduced our product development expenses.

Sales for our Ovonic Materials segment decreased primarily as a result of decreased sales ($1,136) to its largest customer. The sales price of our high performance nickel hydroxide is largely dependent upon the cost of the raw materials used to produce it. The price of nickel, a major component of our nickel hydroxide, was 40% less at September 30, 2008 than at September 30, 2007.

Combined product development and research expenses decreased substantially to $1,833 in 2008 from $2,915 in 2007, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007.

Corporate activities

	Three Months Ended September 30,
	2008	2007
	(in thousands)
TOTAL REVENUES	$75	$169
EXPENSES
Selling, general and administrative expenses	$7,158	$6,486
Restructuring Costs	244	2,516
TOTAL EXPENSES	$7,402	$9,002
LOSS FROM OPERATIONS	$(7,327)	$(8,833)

Revenues provided to certain affiliates consist primarily of facilities and miscellaneous administrative and laboratory services.

In fiscal 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007, and we incurred restructuring costs in fiscal 2008 in connection with this phase. As a result, restructuring charges decreased significantly ($2,271) during the quarter ended September 30, 2008.

Other Income/Expense

Other income (expense) decreased to ($1,054) in 2008 from $2,392 in 2007, due to interest incurred on our convertible senior notes ($2,372) and an increase in other nonoperating expense primarily due to the other-than-temporary impairment ($964) of Lehman Brothers bonds we hold.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our June 2008 offering of convertible debt and common stock), cash flow from operations, and borrowing available under our new credit facility. We believe that cash, cash equivalents, investments, cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for current operations and expansion for the foreseeable future.

As of September 30, 2008, we had $509,670 in cash, cash equivalents, and short-term and long-term investments consisting of Floating Rate Corporate Notes (“FRN’s”), auction rate certificates (“ARC’s”), corporate notes and money market funds. All short-term investments are classified as “available-for-sale.” The Company has $31,451 in ARC’s classified as long-term investments at September 30, 2008. The investments have maturities up to 20 months, except for the ARC’s which have maturities from 26 to 38 years. At September 30, 2008, we had consolidated working capital of $515,606.

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

Cash Flows

Net cash provided by our operating activities was $26,532 in 2008 compared to net cash used of $14,808 in 2007. The significant improvement in our operating results is the key factor in our increase in operating cash flows. The operating cash flows in our United Solar segment will be impacted by the change in working capital as we expand sales and production. We anticipate that future accounts receivable and inventory balances will increase as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $45,209 in 2008 as compared to $4,861 provided by investing activities in the corresponding period in 2007. This decrease was principally due to reduced sales of investments in 2008. There was an increase in capital spending ($46,909 in 2008 compared to $30,118 in 2007), principally associated with the timing of the expenditures for the expansion of our United Solar segment’s manufacturing capacity. We will continue to invest in the expansion of our facilities.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Restructuring Reserve

The Company has a balance of $915 remaining in this reserve at September 30, 2008, of which $517 will be utilized or paid in the next year.

For details regarding the restructuring reserve, see Note I to the Consolidated Financial Statements.

Short-term Borrowings

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. At September 30, 2008, there were not any outstanding borrowings on the line of credit. The facilities also contain an aggregate $10 million sub-limit for standby letters of credit and there were approximately $1,728 of standby letters of credit outstanding at September 30, 2008.

Convertible Senior Notes

On June 24, 2008, we completed our offering of $316,250 of Convertible Senior Notes. The notes bear interest at a rate of 3.00% per year, payable on June 15 and December 15 of each year, commencing on December 15, 2008. The notes mature on June 15, 2013. Holders of the notes may, under certain circumstances at their option, convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, shares of ECD’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of notes. The notes are also convertible on this basis at any time on or after March 15, 2013 and prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the notes.

Joint Ventures

Through September 2007, CTV funded Cobasys’ operations in exchange for a preferred interest in Cobasys for which it is entitled to a priority right of repayment in certain situations. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer, during which time Cobasys management has not sought any funding from the members of Cobasys. Further, Cobasys and its members have not agreed on a 2008 budget and/or business plan. In 2007, CTV and OBC agreed to explore strategic alternatives regarding Cobasys, which has resulted in us, OBC and CTV commencing negotiations for the sale of Cobasys with a potential buyer in early 2008. These negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement or on terms favorable to us and OBC, or if it will be completed at all. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

Contractual Obligations

The Company announced expansion plans to expand its manufacturing capacity from 118MW of nameplate capacity at June 30, 2008, to 420MW by the end of 2010, 720MW by the end of 2011 and to 1GW by the end of 2012. As of September 30, 2008, the Company had purchase commitments of approximately $69,381 for its announced expansion, and the Company presently intends to fund this additional expansion through existing funds and cash from operations.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. The only change to our significant accounting policies since June 30, 2008 has been the adoption of SFAS 157. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

For recently issued accounting pronouncements and their potential effect on our financial statements, refer to “Recent Pronouncements” in Note A of the Notes to Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” that involve risks and uncertainties. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this prospectus, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for fiscal year ended June 30, 2008, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

Our holdings of financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $458,916 and $483,350 of these investments on September 30, 2008 and June 30, 2008, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase of 1% would decrease the value of our portfolio by approximately $115. A decrease of 1% would increase the fair value by approximately $120.

The Company invests in auction rate certificates. Recent market conditions have resulted in failures of certain auctions; however, the Company’s securities have not experienced such failures. Due to the recent temporary liquidation problems experienced with certain securities, we have reclassified them as long-term investments.

Our Convertible Senior Notes are subject to interest rate and market price risk due to the convertible feature of the notes. Since the notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the notes. Conversely, as the fair market value of our common stock decreases, the fair market value of the notes will decrease as well. As interest rates rise, the fair market value of the notes will decrease and as interest rates fall, the fair market value of the notes will increase. At September 30, 2008, the estimated fair market value of our Convertible Senior Notes was approximately $263,158. An increase or a decrease in market interest rates of 1% would increase or decrease the fair value of our Convertible Senior Notes by approximately $2,635.

Foreign Exchange Risk

A significant portion of the equipment acquisitions necessary for our planned expansion are denominated in yen. We have entered into contracts for equipment purchases that are denominated in yen. In order to mitigate the risk associated with these transactions, we have entered in currency forward contracts to buy or sell yen at future dates. As of September 30, 2008, we have forward contracts to sell approximately 148.3 million yen and to purchase approximately 1.3 billion yen. For the quarter ended September 30, 2008, an increase or a decrease in exchange rates of 1% would increase or decrease our capital equipment purchases by approximately $107. We are unable to predict the future exchange rates between the dollar and the yen and, therefore, we cannot estimate the impact on our future operating results.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note M to the accompanying unaudited financial statements for a summary of material pending litigation.

Item 1A.	Risk Factors

Recent global economic, capital markets and credit disruptions pose risks and present opportunities for our business segments.

The risks may include slower economic activity and investment in new construction projects that make use of our products. While credit availability is not presently a limiting factor for our planned manufacturing operations and expansion, the current volatile credit markets may diminish credit availability for some of our customers. Also, we conduct our business in U.S. dollars which may impact our foreign customers and suppliers as a result of changes in the currency exchange rates. These factors may adversely impact our existing or future take-or-pay agreements and require that we reallocate product shipments to other customers or pursue other remedies. Conversely, we are encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, like our solar laminates. Recent government support in this direction includes the solar investment tax credit initiatives enacted as part of the U.S. Emergency Economic Stabilization Act of 2008, including an 8-year extension of the 30%, uncapped investment tax credit for commercial and residential solar installations, and permitted utilities to benefit from these tax credits. We also foresee increased opportunity to generate cost reductions in our operations as the economic slowdown affects raw material and labor prices. We are actively managing these risks and opportunities as we continue to pursue our growth strategy.

Item 6.	Exhibits
10.1	Revised Separation Agreement with Executive Officer effective August 31, 2008 (portions of the agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2)
10.2	Amendment No. 1 to 2006 Stock Incentive Plan
10.3	Form of Performance Share Award Agreement pursuant to the Energy Conversion Devices, Inc. 2006 Stock Incentive Plan, as amended
10.4	Amended Executive Severance Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
(Registrant)
Date: November 10, 2008	By:	/s/ Harry W. Zike
Harry W. Zike Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2008	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer