Form 10-Q
period 2008-12-31
ENERGY CONVERSION DEVICES INC
filed 2009-02-09
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 1-8403

ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(248) 293-0440

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “Non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company
☑	☐			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

As of February 6, 2009, there were 45,756,620 shares of ECD’s Common Stock outstanding.

Page 1 of 46 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 6.	Exhibits	45
SIGNATURES	46

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
REVENUES
Product sales	$97,987	$51,558	$188,788	$94,024
Royalties	1,543	1,492	2,888	2,507
Revenues from product development agreements	3,077	2,921	6,348	5,798
Other revenues	500	478	848	1,161
TOTAL REVENUES	103,107	56,449	198,872	103,490
EXPENSES
Cost of product sales	63,624	41,745	124,591	76,813
Cost of revenues from product development agreements	2,342	1,819	4,523	3,528
Product development and research	1,954	2,583	4,144	6,045
Preproduction costs	1,831	2,279	3,808	4,824
Operating, general and administrative (net)	17,239	12,925	31,674	24,620
Restructuring charges	191	2,555	435	5,070
TOTAL EXPENSES	87,181	63,906	169,175	120,900
INCOME (LOSS) FROM OPERATIONS	15,926	(7,457)	29,697	(17,410)
OTHER (EXPENSE) INCOME
Interest income	1,467	2,077	4,071	4,530
Interest expense	(2,860)	–	(5,592)	–
Other nonoperating (expense) income	(77)	5	(1,002)	(55)
TOTAL OTHER (EXPENSE) INCOME	(1,470)	2,082	(2,523)	4,475
NET INCOME (LOSS) BEFORE INCOME TAXES	14,456	(5,375)	27,174	(12,935)
Income Taxes	216	51	273	58
NET INCOME (LOSS)	$14,240	$(5,426)	$26,901	$(12,993)
Basic Net Income (Loss) Per Share	$.34	$(.14)	$.64	$(.33)
Diluted Net Income (Loss) Per Share	$.33	$(.14)	$.63	$(.33)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $388,656 at December 31, 2008 and $468,361 at June 30, 2008	$422,564	$484,492
Short-term investments	11,203	14,989
Accounts receivable (net)	68,561	53,525
Inventories	44,043	31,337
Assets held for sale	1,358	1,539
Other	4,776	4,130
TOTAL CURRENT ASSETS	552,505	590,012
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	83,739	58,913
Machinery and other equipment	331,443	253,424
Assets under capitalized leases	26,814	26,822
	441,996	339,159
Less accumulated depreciation and amortization	(73,264)	(60,877)
NET DEPRECIABLE ASSETS	368,732	278,282
Land	1,526	1,157
Construction in progress	127,585	124,680
TOTAL PROPERTY, PLANT AND EQUIPMENT	497,843	404,119
LONG-TERM INVESTMENTS	34,008	32,277
OTHER ASSETS	15,151	15,559
TOTAL ASSETS	$1,099,507	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,027	$39,017
Salaries, wages and amounts withheld from employees	2,962	3,160
Amounts due under incentive plans	3,588	6,747
Restructuring reserve	410	831
Deferred revenues	429	309
Other liabilities	2,383	2,039
TOTAL CURRENT LIABILITIES	73,799	52,103
CONVERTIBLE SENIOR NOTES	316,250	316,250
LONG-TERM RESTRUCTURING RESERVE	378	414
OTHER LONG-TERM LIABILITIES	32,854	31,288
TOTAL LIABILITIES	423,281	400,055
COMMITMENTS AND CONTINGENCIES (NOTE H)	–	–
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share:
Authorized – 100,000,000 shares at December 31, 2008 and at June 30, 2008
Issued and outstanding – 45,726,620 shares at December 31, 2008 and 45,575,554 shares at June 30, 2008	457	456
Additional paid-in capital	974,451	969,421
Treasury stock	(700)	(700)
Accumulated deficit	(298,264)	(325,165)
Accumulated other comprehensive income (loss)	282	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	676,226	641,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,099,507	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$26,901	$(12,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,998	8,640
Provision for slow moving and obsolete inventory	3,893	1,374
Stock and stock options issued for services rendered	3,475	866
Other-than-temporary impairment of investment	1,002	–
Other	4,632	1,779
Changes in working capital:
Accounts receivable	(18,928)	1,024
Inventories	(16,691)	6,386
Other assets	3,066	(1,843)
Accounts payable and accrued expenses	15,161	2,270
Restructuring reserve	(457)	(1,343)
Deferred revenues	120	278
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,172	6,438
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(103,247)	(62,651)
Purchases of investments	–	(62,164)
Proceeds from sales of investments	2,700	99,599
Proceeds from maturities of investments	–	22,591
Proceeds from sales of property, plant and equipment	–	380
NET CASH USED IN INVESTING ACTIVITIES	(100,547)	(2,245)
FINANCING ACTIVITIES:
Principal payments for assets under capitalized lease obligations	(517)	(604)
Proceeds from sale of stock and exercise of stock options, net of expenses	1,640	6,305
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,123	5,701
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	324	100
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,928)	9,994
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484,492	80,770
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$422,564	$90,764

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash transactions:
Capital lease obligations to finance capital equipment	$–	$362
Accounts payable to finance capital expenditures	7,957	$–
Auction rate securities rights	5,248	–

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except for share data)

Note A — The Company and Summary of Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (SEC) rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is highly recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K, which is available on the Company’s website www.ovonic.com.

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

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. The only change to our significant accounting policies since June 30, 2008 has been the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”

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

Basic and Diluted Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options, warrants and convertible senior notes. The weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three and six months ended December 31, 2008 and 2007 are computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average number of shares outstanding:
For basic net loss per share	42,273,683	40,035,323	42,247,728	39,950,001
Dilutive effect of stock warrants	112,441	–	213,114	–
Dilutive effect of stock options	263,830	–	454,453	–
For diluted net loss per share	42,649,954	40,035,323	42,915,295	39,950,001
Net income (loss) from operations before income taxes	$14,456	$(5,375)	$27,174	$(12,935)
Income taxes	216	51	273	58
Net income (loss)	$14,240	$(5,426)	$26,901	$(12,993)

For 2008, the weighted average shares for both basic and diluted earnings per share do not include 3,444,975 shares issued in June 2008 pursuant to the share lending agreement executed in conjunction with the issuance of the convertible senior notes.

Securities of 218,142 and 77,376 for the three and six months ended December 31, 2008, respectively, were excluded from the earnings per share calculations as these securities would have been antidilutive regardless of the Company’s net income or loss. The convertible senior notes also would have been antidilutive regardless of the Company’s net income or loss.

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

Change in Accounting for Warranty Liability

During the quarter ended December 31, 2008, the Company updated its methodology for calculating its warranty liability. The updated methodology estimates warranty liability using a percentage based on historical claims and expected future claims. The effect of this change was to reduce net income for the three and six months ended December 31, 2008 by $1,145 and earnings per share by $.03.

Recent Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes this standard will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is a revision of SFAS 141. SFAS No. 141R changes the accounting for acquisitions. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of this standard will be determined if and when an acquisition occurs.

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP would require issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception. That accounting would not apply if the embedded conversion option must be accounted for separately as a derivative under SFAS No. 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption would not be permitted. The FSP APB 14-1 would be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. Assuming a market rate of 12% at issuance on our convertible senior notes, the implementation of FSP APB 14-1 would result in a reduction of our convertible senior notes of approximately $94,944, an increase in additional paid-in capital of approximately $102,770 and an increase in interest expense of approximately $3,680 and $7,470 for the three and six months ended December 31, 2008.

Emerging Issues Task Force (EITF) Issue 07-1, “Accounting for Collaborative Arrangements,” defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — The Company and Summary of Accounting Policies (Continued)

their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. The Company believes this standard will not have a significant impact on its financial statements.

In June 2008, the FASB approved EITF Issue 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance for determining whether an instrument is indexed to an entity’s own stock and thus meets the scope exception for derivative accounting under FAS 133. The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. If the instrument does not contain any contingent exercise provisions and the settlement amount is equal to the difference between the fair value of a fixed number of shares and a fixed monetary amount, then the instrument is not considered indexed to the entity’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company believes this standard will not have a significant impact on its financial statements.

EITF 08-6, “Equity Investment Accounting Considerations” was approved by the FASB in November 2008. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes this standard will not have a significant impact on its financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures regarding the transfer of financial assets and variable interest entities. The Company adopted the provisions of FSP FAS 140-4 and FIN 46(R)-8 during the second current quarter. The adoption of this standard did not have a significant impact on the Company’s financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B — Investments

Short-Term Investments

Short-term investments consist of corporate bonds and certificates of deposit which mature 91 days or more from the date of acquisition. The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2008
Corporate Bonds	$12,453	$–	$(1,250)	$11,203
June 30, 2008
Corporate Bonds	$15,156	$–	$(167)	$14,989

At December 31, 2008, the Company held a corporate bond issued by Lehman Brothers with a cost of $1,101 and an estimated fair value of $99. Because of the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company has recorded this decline in fair value as an other-than-temporary impairment.

The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2008		June 30, 2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$12,453	$11,203	$3,401	$3,396
Due after one year through five years	–	–	11,755	11,593
	$12,453	$11,203	$15,156	$14,989

Long-Term Investments

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2008
Auction Rate Certificates	$34,300	$–	$(5,540)	$28,760
Auction Rate Securities Rights	–	5,248	–	5,248
	$34,300	$5,248	$(5,540)	$34,008
June 30, 2008
Auction Rate Certificates	$34,300	$–	$(2,023)	$32,277

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B — Investments (Continued)

Auction Rate Certificates and Auction Rate Securities Rights

Auction Rate Certificates (ARCs) represent securities with fixed maturity dates the interest rates of which reset monthly. Our ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA.

The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARC. The weighted average interest rate on the ARCs was 2.62% at December 31, 2008.

The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction, or, in the absence of an active market for the ARCs, the default rate discussed above. Interest rates on the ARCs are capped between 12% and 18%.

At December 31, 2008, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note K – Fair Value Measurements for a description of the model). This valuation results in a loss of $5,540 as of December 31, 2008.

In October 2008, the Company agreed to an offer from UBS AG (UBS) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS. These Auction Rate Securities Rights (ARSR), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We have valued the ARSR using a present value model (see Note K – Fair Value Measurements for a description of the model). Using this model, we have determined the fair value of the ARSR to be $5,248 at December 31, 2008.

The ARSR also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, we have reclassified the ARCs as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The previously unrealized loss of $5,551 related to the ARCs has been reclassified from other comprehensive income to the statement of operations due to the reclassification of the ARCs as trading securities.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note C — Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar) are as follows:

	December 31,	June 30,
	2008	2008
Finished products	$6,221	$3,893
Work in process	21,427	15,414
Raw materials	16,395	12,030
	$44,043	$31,337

The above amounts include an allowance for obsolescence of $8,682 and $4,789 as of December 31, 2008 and June 30, 2008, respectively.

Note D — Variable Interest Entities

The Company has, as of December 31, 2008, three investments in variable interest entities (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (“CTV”), each having 50% interest in the joint venture; (ii) Ovonyx, Inc., a 39.3%-owned (or 30.3% on a fully diluted basis after giving effect for exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors; and (iii) United Solar Ovonic Jinneng Limited, a joint venture with Tianjin Investment Co. (“TJIC”) in which we have a 25% ownership interest.

Cobasys joint venture designs, develops, manufactures and sells advanced nickel metal hydride (“NiMH”) battery system solutions for transportation markets, including hybrid electric vehicles (“HEVs”), in addition to stationary back-up power supply systems for uninterruptible power supply, telecommunication and distributed generation requirements. Cobasys was formed in 2001 and we have been a partner in the joint venture since its formation. We contributed technology and intellectual property for our ownership interest in Cobasys.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D — Variable Interest Entities (Continued)

Ovonyx is commercializing our Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off. As part of this joint venture arrangement, we have licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of Ovonyx’ annual gross revenue as a royalty. We have been a partner in Ovonyx since its inception in 1999 and have made cash investments of $1,500 for our ownership interest. We do not have any involvement in the operations of Ovonyx, but two members of our management team are members of Ovonyx’ board of directors.

United Solar Ovonic Jinneng Limited, is an entity organized under the laws of the People’s Republic of China to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. At December 31, 2008, we have $1,000 recorded as our investment in United Solar Ovonic Jinneng Limited, which represents our initial investment in the joint venture. United Solar Ovonic Jinneng Limited was capitalized in the first quarter of our current fiscal year.

We do not consolidate any of the above entities as the Company is not the primary beneficiary of any of the above joint ventures. We do not absorb a majority of the joint ventures’ losses or receive a majority of the expected residual returns.

Our investments in Cobasys LLC and Ovonyx, Inc. have been written down to zero as our respective share of the losses of these entities exceeds our investment. With respect to United Solar Jinneng Limited, our maximum exposure to losses in these variable interest entities is limited to our recorded investment. We are currently in arbitration with CTV regarding funding for Cobasys, LLC (see Note N – Litigation).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note E — Liabilities

Warranty Liability

The following is a summary of the changes in the product warranty liability during the six months ended December 31, 2008 and 2007:

	Six Months Ended December 31,
	2008	2007
Liability at beginning of the period	$1,499	$1,325
Amounts accrued for as warranty costs	1,742	431
Warranty claims	(271)	(191)
Liability at end of period	$2,970	$1,565

Other Long-Term Liabilities

A summary of the Company’s other long-term liabilities is as follows:

	December 31,	June 30,
	2008	2008
Capital leases	$22,998	$23,508
Long-term retirement	2,220	2,316
Customer deposits	3,179	680
Deferred revenue	750	309
Deferred patent license fees	5,714	6,190
Other	804	935
	35,665	33,938
Less amounts included in current liabilities	2,811	2,650
Total Other Long-Term Liabilities	$32,854	$31,288

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note F — Derivative Financial Instruments

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

Note G — Convertible Senior Notes

In June 2008, the Company completed an offering of $316,250 of 3.00% convertible senior notes. Proceeds to the Company were $306,762, net of debt issuance costs of $9,488. An additional $1,258 of debt issuance costs were also incurred and paid directly by the Company. All debt issuance costs are being amortized over the life of the convertible senior notes using the interest method. Amortization expense for the three and six months ended December 31, 2008 was $551 and $1,101. Unamortized debt issuance costs were $9,629 at December 31, 2008.

Note H — Commitments and Contingencies

The Company enters into purchase commitments for capital equipment. As of December 31, 2008, the Company had purchase commitments of approximately $70,157 related to its previously announced goal of expanding United Solar’s manufacturing capacity to 1GW by 2012.

The Company presently intends to fund this additional expansion through existing funds and cash from operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I — Stock-Based Compensation

The Company has common stock reserved for issuance as follows:

	Number of Shares
	December 31, 2008	June 30, 2008
Stock options	1,539,012	1,692,968
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
Total reserved shares	1,944,222	2,098,178

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

The weighted average fair value of the options granted during the three months ended December 31, 2008 and 2007 and the six months ended December 31, 2008 and 2007 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Dividend Yield	0%	0%	0%	0%
Volatility %	69.48%	60.40%	61.77%	61.76%
Risk-Free Interest Rate	2.13%	3.91%	3.41%	4.24%
Expected Life	6.83 years	6.58 years	6.88 years	6.44 years

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I — Stock-Based Compensation (Continued)

Stock Options

A summary of the transactions during the six months ended December 31, 2008 with respect to the Company’s stock options follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at June 30, 2008	964,586	$ 21.24	$50,541
Granted	62,670	$ 75.17
Exercised	(94,566)	$ 12.74
Outstanding at September 30, 2008	932,690	$ 25.73	$31,531
Granted	600	$ 23.05
Exercised	(33,000)	$ 13.59
Forfeited	(3,500)	$ 31.75
Outstanding at December 31, 2008	896,790	$ 26.15	$3,705
Exercisable at June 30, 2008	801,110	$ 19.02	$43,753
Exercisable at December 31, 2008	716,054	$ 20.68	$3,246

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant date fair value per option granted and the total intrinsic value of stock options exercised during the three and six months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average grant date fair value per option granted	$15.18	$20.29	$46.75	$17.27
Total intrinsic value of stock options exercised	$1,553	$5,148	$6,629	$6,366

Restricted Stock Awards

Restricted stock awards (“RSAs”) consist of shares of common stock of ECD issued at a price of $0. Upon issuance, RSAs become outstanding and have voting rights. The shares

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I — Stock-Based Compensation (Continued)

issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. Information concerning RSAs awarded under the 2006 Stock Incentive Plan during the six months ended December 31, 2008 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2008	89,834	$31.49
Awarded	11,000	$70.98
Outstanding at September 30, 2008	100,834	$35.80
Awarded	12,500	$24.42
Forfeited	(2,348)	$29.82
Outstanding at December 31, 2008	110,986	$31.89

Restricted Stock Units

RSUs settle on a one-for-one basis in shares of ECD common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The fair value of the RSUs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the three and six months ended December 31, 2008 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2008	2,500	$73.64
Awarded	29,410	$76.74
Outstanding at September 30, 2008	31,910	$76.50
Awarded	154,311	$53.15
Forfeited	(1,720)	$62.34
Outstanding at December 31, 2008	184,501	$57.10

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J — Restructuring Charges

The restructuring charges are principally associated with management’s decision in fiscal 2007 to consolidate the photovoltaics and machine-building activities into United Solar and reduce costs in both the Ovonic Materials segment and Corporate Activities. The charges were primarily for severance and costs associated with the closing of facilities.

The following summarizes activity in the Company’s restructuring reserve through December 31, 2008.

	Employee- Related Expenses	Other Expenses	Total
Balance June 30, 2008	$1,086	$159	$1,245
Charges	238	197	435
Utilization or payment	(536)	(356)	(892)
December 31, 2008	$788	$–	$788

We do not plan on incurring additional restructuring costs for the remainder of fiscal 2009 under this plan.

Note K — Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for fair value and expands disclosures about financial instruments measured at fair value. Financial instruments held by the Company include investments classified as held for sale, derivatives, convertible debt and money market funds.

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

Note K — Fair Value Measurements (Continued)

If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement.

Whenever possible, we use quoted market prices to determine fair value. In the absence of quoted market prices, we use independent sources and data to determine fair value. At December 31, 2008, the fair value of corporate bonds, money market funds, senior convertible notes and foreign currency hedges was determined using quoted prices in active markets.

As described in Note B, our investments in auction rate certificates (ARCs) are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (FFELP). The resulting discount rates used in the valuation analyses ranged from 6.1% to 8.2% based on the ARC.

Since they are non-transferable and not traded on any exchange, the Company has elected to measure the Auction Rate Securities Rights (ARSR) using the fair value option permitted by SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” The ARSR represents a guarantee of the par value of the ARCs, and we have valued the ARSR using a present value model as permitted by SFAS No. 157, “Fair Value Measurements.” In valuing the ARSR, we calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 3.62%, which is a combination of the credit default swap rate risk of UBS (2.15%) and the rate on a U.S. Treasury interest rate swap (1.14%). The sum of those rates was increased by an additional 10% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSR are included in “Long-Term Investments” in the consolidated balance sheet (see Note B – Investments).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K — Fair Value Measurements (Continued)

At December 31, 2008, information regarding our assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
Auction rate certificates			$28,760	$28,760
Auction rate securities rights			5,248	5,248
Corporate bonds	$11,203			11,203
Money market funds	388,656			388,656
Senior convertible notes	157,334			157,334
Foreign currency hedges	132			132

 The following table presents the changes in Level 3 assets for the six months ended December 31, 2008:

	Auction Rate Certificates	Auction Rate Securities Rights
Balance at July 1, 2008	$32,277	$–
Gains (losses) included in investment loss	(3,517)	5,248
Balance at December 31, 2008	$28,760	$5,248

Note L — Business Segments

Effective April 1, 2007, we organized our business into two operating business segments, United Solar and Ovonic Materials. In addition to these two operating segments, there are certain Corporate Activities, including our investments in two of our joint ventures, Cobasys LLC and Ovonyx, Inc., which are not allocated to the above segments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L — Business Segments (Continued)

	United Solar Ovonic	Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
December 31, 2008	$99,643	$3,431	$33	$–	$103,107
December 31, 2007	51,720	4,570	376	(217)	56,449
Six months ended
December 31, 2008	$191,454	$7,310	$108	$–	$198,872
December 31, 2007	93,607	9,662	545	(324)	103,490
Income (Loss) from Operations
Three months ended
December 31, 2008	$22,260	$1,225	$(7,621)	$62	$15,926
December 31, 2007	2,084	399	(9,974)	34	(7,457)
Six months ended
December 31, 2008	$43,046	$1,479	$(14,949)	$121	$29,697
December 31, 2007	1,616	(301)	(18,807)	82	(17,410)

Sales to four customers represented approximately 52% of product sales in the United Solar segment for the three months ended December 31, 2008. For the three months ended December 31, 2007, sales to three customers accounted for approximately 56% of United Solar’s product sales. One customer accounted for approximately 15% of United Solar’s product sales for the six months ended December 31, 2008. Sales to two customers represented approximately 37% of sales for the six months ended December 31, 2007.

Note M — Income Taxes

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. As of December 31, 2008, the Company has no unrecognized tax benefits as defined in FIN 48.

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

Note M — Income Taxes (Continued)

Tax expense relates to our subsidiaries located in Mexico and Germany. Due to the availability of net operating losses in the U.S., no income tax expense is recorded for U.S. operations.

As of the end of the second quarter of fiscal year 2009, a full valuation allowance has been recorded against our net deferred tax assets of $129 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based upon our operating results for the preceding years, we determined that it was more likely than not that the deferred tax assets would not be realized.

In assessing whether or not the deferred tax assets are realizable in accordance with SFAS No. 109, the Company considers both positive and negative evidence using a more likely than not standard when measuring the need for a valuation allowance. In making such judgments, significant weight is given to evidence that can be objectively verified, including the ability to demonstrate recent cumulative profitability over the past several years. Future realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expected reversal of the deferred tax assets, including loss carryforwards. In addition, the expiration dates of tax attribute carryforwards need to be evaluated.

Although a full valuation allowance is recorded against our deferred tax assets, the amount of the deferred tax asset considered realizable could be significantly increased in the near term if the Company continues to generate positive pretax income. The Company will forecast its ability to generate sufficient positive pre-tax income based on the most objective information available, including our sales backlog, in order to assess whether it is more likely than not that the deferred tax assets will be realizable in the future.

Note N — Litigation

Cobasys. On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against us and OBC relating to Cobasys. CTV’s original arbitration claim asserted damages in the amount of $162 million and sought injunctive and other relief and alleged that we and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Operating Agreement. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that we and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. At a hearing on January 28-29, 2008, CTV requested that the arbitrator declare that we and OBC be obligated to fund our share of Cobasys’ necessary costs and expenses through capital contributions favored by CTV but opposed by OBC. The Company and OBC requested that the arbitrator declare that under the Operating Agreement neither Cobasys member is required to make any capital contribution absent a unanimously approved annual budget and an agreement by the members that a capital contribution must be made.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note N — Litigation (Continued)

We and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued our counterclaim. In our view, the Operating Agreement is clear that we and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) an annual budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved annual budget and operating plan, or otherwise then as approved by OBC. In our view, the Operating Agreement is also clear that we and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved an annual business plan and budget for 2008 or 2009, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008.  Cobasys management has not provided CTV and OBC with a forecast for 2009.  Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. While Cobasys has been receiving this funding support from its customer, Cobasys management has not sought any funding from the members of Cobasys. There is no assurance that this customer funding support will continue on these or other terms or otherwise be sufficient to permit Cobasys to continue as a going concern.

Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation of the sale. There is no assurance that the sale will be completed by February 16, 2009, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and six months ended December 31, 2008. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2008. All amounts are in thousands.

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Solar laminate sales represent more than 94% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.

The following key factors should be considered when reviewing our results for the periods discussed:

•

Our consolidated financial results are driven primarily by the performance of our United Solar segment. Our United Solar segment accounted for 97% and 96% of our total revenue in the three and six months ended December 31, 2008, respectively. Our United Solar segment generated operating income of $22,260 and $43,046 for the three and six months ended December 31, 2008, respectively. Given the expected growth of this segment (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar segment and subject to the risks of that business.

•

We are expanding our manufacturing capacity in our United Solar segment to meet growing demand. We added 60MW of nameplate capacity in the first half of fiscal 2009 (to bring our nameplate capacity to 178MW) and have selected a site that will continue our expansion to 420MW of nameplate capacity by 2010, moving toward our goal of 1GW by 2012. We intend to fund this expansion using cash flow from operations and the funds generated from the offering of our convertible notes and common stock, which was completed in fiscal 2008.

•

We are enhancing our revenues in our United Solar segment through a demand driven expansion strategy, which includes increasing our sales of solar laminates through long term agreements and focusing on customers and markets where our solar laminates have a competitive advantage, particularly the building-integrated photovoltaic (BIPV) market. We increased our product sales in our United Solar segment by 96% and 108% in the three and six month periods ended December 31, 2008 (as compared to the same periods in 2007). We are concentrating on the BIPV market, which we believe represents the most attractive opportunity for our solar laminates. The physical flexibility, durability and lightweight nature of our solar laminates makes them an attractive value proposition for the BIPV market, particularly commercial rooftop applications, where our solar laminates can be integrated with roofing materials and other building products. We believe the BIPV market, including commercial roof top applications, represents the most attractive opportunity for our solar laminates. Our strategy is to continue to increase our sales within this market.

•

We are improving the profitability of our United Solar segment by aggressively reducing the costs and improving the efficiency of our products, which is being partially offset by the impact of ramping our new manufacturing capacity. We increased our gross profit margin percentage in our United Solar segment by 83% for each of the three and six month periods ended December 31, 2008 (as compared to same periods in 2007) due to improvement in our operations resulting in higher throughput and yield as well as raw material cost reductions from supply chain expansion and volume purchasing. In addition, in fiscal 2008 we introduced a new solar laminate product with 6% greater power output than its predecessor. We believe that additional cost and efficiency improvements are achievable, and we have established a long range goal of raising our gross margin to greater than 40%. At the same time, our gross profit margins have been and will be impacted by the higher costs (including lower fixed cost absorption) associated with production volumes during ramp to full capacity at new facilities.

•

Recent global economic, capital markets and credit disruptions pose risks and present opportunities for our business segments.  The risks may include slower economic activity and investment in new construction projects that make use of our products.  While credit availability is not presently a limiting factor for our planned manufacturing operations and expansion, the current volatile credit markets are diminishing credit availability for some of our customers. Also, we conduct our business in U.S. dollars which may impact our foreign customers and suppliers as a result of changes in the currency exchange rates. These factors may adversely impact our existing or future take-or-pay agreements and require that we reallocate product shipments to other customers or pursue other remedies. Conversely, we are encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, such as our solar laminates.  Recent government support in this direction includes the solar investment tax credit initiatives enacted as part of the U.S. Emergency Economic Stabilization Act of 2008, including an 8-year extension of the 30%, uncapped investment tax credit for commercial and residential solar installations, and permitted utilities to benefit from these tax credits.   We also foresee increased opportunity to generate cost reductions in our operations as the economic slowdown affects raw material and labor prices.  We are actively managing these risks and opportunities as we continue to pursue our growth strategy.

•

We are commercializing our NiMH battery and Ovonic Unified Memory (OUM) technologies principally through unconsolidated joint ventures, and we account for our interests in these joint ventures under the accounting model based on the equity method of accounting. Our principal joint ventures – Cobasys and Ovonyx – were founded to further develop and commercialize technologies we pioneered. In each case, we participate in the business as equity holders but do not directly manage or have a controlling interest in the entity. We have not reported any earnings or losses from Cobasys because our share of Cobasys’ cumulative losses exceeds our investment. We do record royalties from Ovonyx representing 0.5% of their total revenues.

•

The members of Cobasys have agreed to explore strategic alternatives regarding Cobasys. In 2007, the members of Cobasys agreed to explore strategic alternatives regarding Cobasys. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on an annual budget and/or business plan for 2008 or 2009. On February 15, 2008 the parties entered into an interim settlement agreement providing for a suspension of the arbitration and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from a potential buyer. These sale negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement, if at all, or on terms favorable to us and OBC. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

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

In April 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, including consolidating the photovoltaics and machine-building activities into the United Solar segment and reducing costs in both the Ovonic Materials segment and in Corporate Activities. We have incurred total restructuring costs of $15,217 through December 31, 2008. We are continuing to evaluate our facilities infrastructure requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following table summarizes each of our business segment’s operating results (in thousands) for the three months ended December 31, 2008 and 2007, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2008	2007	2008	2007
United Solar Ovonic	$99,643	$51,720	$22,260	$2,084
Ovonic Materials	3,431	4,570	1,225	399
Corporate Activities	33	376	(7,621)	(9,974)
Consolidating entries	–	(217)	62	34
Consolidated	$103,107	$56,449	$15,926	$(7,457)

United Solar Ovonic Segment

	Three Months Ended December 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$97,316	$49,726
Revenues from product development agreements	2,327	1,994
TOTAL REVENUES	$99,643	$51,720
EXPENSES
Cost of product sales	$63,076	$40,203
Cost of revenues from product development agreements	1,887	1,187
Product development and research	1,139	909
Preproduction costs	1,831	2,279
Selling, general and administrative expenses	9,450	5,058
TOTAL EXPENSES	$77,383	$49,636
INCOME FROM OPERATIONS	$22,260	$2,084

Our United Solar Ovonic segment’s revenues increased $47,923 and operating income increased $20,176 in 2008 as compared to 2007, as we continued to rapidly expand our manufacturing capacity and product sales. United Solar Ovonic produced 34.0 megawatts (MWs) and shipped 32.5 MWs of solar laminates during the quarter ended December 31, 2008.

The increase in revenues in 2008 was primarily attributable to a significant volume increase in PV product sales ($46,063), enhanced by favorable product and price mix ($1,584) from the increased sales of 144W product.

Cost of product sales increased $22,873, of which approximately $29,271 was a direct result of the increased sales volume and increased non-conformance costs of $1,669. $1,145 was a result of a change in warranty accrual methodology, offset in part by $7,371 of favorable operating efficiencies. The combined effect of favorable mix and operating efficiencies resulted in an improvement of gross profit margins on product sales from 19.2% in 2007 to 35.2% in 2008. Margins were positively impacted by the faster ramp up of our operations at Greenville and Tijuana manufacturing facilities. Our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production at our new manufacturing facilities.

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

Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased as we neared completion on the expansions at our Greenville and Tijuana facilities. We will incur preproduction costs with each new manufacturing facility until we commence production and the majority of the employee training is complete. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 178MW per annum to an expected capacity exceeding 420MW by 2010, 720MW by 2011 and 1GW by 2012.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to increased employee wages and related benefits ($1,411), sales and marketing ($1,277), facility costs ($426) and support services ($1,176). As our sales continue to grow, selling, general and administrative expenses, particularly sales and marketing, are expected to increase as we develop the strategic infrastructure to achieve and support those sales.

Ovonic Materials Segment

	Three Months Ended December 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$671	$1,831
Royalties	1,543	1,492
Revenues from product development agreements	750	928
Other revenues	467	319
TOTAL REVENUES	$3,431	$4,570
EXPENSES
Cost of product sales	$609	$1,594
Cost of revenues from product development agreements	455	614
Product development and research	815	1,675
Selling, general and administrative expenses	327	288
TOTAL EXPENSES	$2,206	$4,171
INCOME FROM OPERATIONS	$1,225	$399

Our Ovonic Materials results improved due principally to the restructuring plan implemented in late fiscal 2007 that substantially reduced our product development expenses.

Product sales for our Ovonic Materials segment (representing sales of our high performance nickel hydroxide materials) decreased primarily as a result of decreased sales ($1,270) to our largest customer. The sales price is largely dependent upon the cost of the raw materials used to produce it. The price of nickel, a major component of our nickel hydroxide, was 63% less during the three months ended December 31, 2008 compared to the same period in 2007.

Combined product development and research expenses decreased substantially to $1,270 in 2008 from $2,289 in 2007, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007.

Corporate Activities

	Three Months Ended December 31,
	2008	2007
	(in thousands)
TOTAL REVENUES	$33	$376
EXPENSES
Selling, general and administrative expenses	$7,463	$7,795
Restructuring Costs	191	2,555
TOTAL EXPENSES	$7,654	$10,350
LOSS FROM OPERATIONS	$(7,621)	$(9,974)

Revenues in the Corporate Activities segment consist primarily of facilities and miscellaneous administrative and laboratory services provided to certain affiliates.

In fiscal 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007, and we incurred restructuring costs in fiscal 2008 in connection with this phase. As a result, restructuring charges decreased significantly ($2,364) during the three months ended December 31, 2008.

Other Income/Expense

We had other expense of $1,470 in 2008, as compared to other income of $2,082 in 2007, principally due to interest incurred on our convertible senior notes ($2,372).

Six Months ended December 31, 2008 Compared to Six Months ended December 31, 2007

The following table summarizes each of our segment’s operating results (in thousands) for the six months ended December 31, 2008 and 2007, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2008	2007	2008	2007
United Solar Ovonic	$191,454	$93,607	$43,046	$1,616
Ovonic Materials	7,310	9,662	1,479	(301)
Corporate Activities	108	545	(14,949)	(18,807)
Consolidating entries	–	(324)	121	82
Consolidated	$198,872	$103,490	$29,697	$(17,410)

United Solar Ovonic Segment

	Six Months Ended December 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$186,766	$89,596
Revenues from product development agreements	4,688	4,011
TOTAL REVENUES	$191,454	$93,607
EXPENSES
Cost of product sales	$122,665	$72,826
Cost of revenues from product development agreements	3,442	2,337
Product development and research	2,122	2,034
Preproduction costs	3,808	4,824
Selling, general and administrative expenses	16,371	9,970
TOTAL EXPENSES	$148,408	$91,991
INCOME FROM OPERATIONS	$43,046	$1,616

Our United Solar Ovonic segment’s revenues increased $97,847 and operating income increased $41,430 in 2008 as compared to 2007, as we continued to rapidly expand our manufacturing capacity and product sales.

The increase in revenues in 2008 was primarily attributable to a significant volume increase in PV product sales ($95,741), enhanced by favorable product and price mix ($2,299) from the increased sales of our 144W product. United Solar Ovonic produced 64.8 MWs and shipped 62.0 MWs of solar laminates during the quarter ended December 31, 2008.

Cost of product sales increased $49,839, of which approximately $61,477 was a direct result of the increased sales volume and increased non-conformance costs of $1,669. $1,145 was a result of a change in warranty accrual methodology, offset in part by $13,211 of favorable operating efficiencies ($14,880). The combined effect of favorable mix and operating efficiencies resulted in an improvement of gross profit margins on product sales from 18.7% in 2007 to 34.3% in 2008. Margins were positively impacted by the faster ramp up of our operations at Greenville and Tijuana manufacturing facilities. Our gross profit margins will be impacted by higher costs associated with production volumes as we ramp up production at our new manufacturing facilities.

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

Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased as we neared completion on the expansions at our Greenville ($485) and Tijuana, Mexico ($531) facilities. We will incur preproduction costs with each new manufacturing facility until we commence production and the majority of the employee training is complete. These costs are expected to be substantial as we continue to rapidly expand our manufacturing capacity from the current 178MW per annum to an expected capacity exceeding 420MW by 2010, 720MW by 2011 and 1GW by 2012.

Consistent with our sales growth, our operating, selling, general and administrative expenses increased due to increased employee wages and related benefits ($1,962), sales and marketing ($869), facility costs ($957) and support services ($2,089). We also disposed of manufacturing equipment no longer in use ($285). As our sales continue to grow, selling, general and administrative expenses, particularly sales and marketing, are expected to increase as we develop the strategic infrastructure to achieve and support those sales.

Ovonic Materials Segment

	Six Months Ended December 31,
	2008	2007
	(in thousands)
REVENUES
Product sales	$2,022	$4,446
Royalties	2,888	2,507
Revenues from product development agreements	1,660	1,788
Other revenues	740	921
TOTAL REVENUES	$7,310	$9,662
EXPENSES
Cost of product sales	$2,046	$4,163
Cost of revenues from product development agreements	1,082	1,191
Product development and research	2,021	4,012
Selling, general and administrative expenses	682	597
TOTAL EXPENSES	$5,831	$9,963
INCOME (LOSS) FROM OPERATIONS	$1,479	$(301)

Our Ovonic Materials results improved due principally to increased royalties and the restructuring plan implemented in late fiscal 2007 that substantially reduced our product development expenses.

Product sales for our Ovonic Materials segment (representing sales of our high performance nickel hydroxide materials) decreased primarily as a result of decreased sales ($2,407) to our largest customer. The sales price is largely dependent upon the cost of the raw materials used to produce it. The price of nickel, a major component of our nickel hydroxide, was 50% less during the six months ended December 31, 2008 compared to the same period in 2007.

Combined product development and research expenses decreased substantially to $3,103 in 2008 from $5,203 in 2007, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007.

Corporate Activities

	Six Months Ended December 31,
	2008	2007
	(in thousands)
TOTAL REVENUES	$108	$545
EXPENSES
Selling, general and administrative expenses	$14,622	$14,282
Restructuring Costs	435	5,070
TOTAL EXPENSES	$15,057	$19,352
LOSS FROM OPERATIONS	$(14,949)	$(18,807)

Revenues in the Corporate Activities segment consist primarily of facilities and miscellaneous administrative and laboratory services provided to certain affiliates.

In fiscal 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007, and we incurred restructuring costs in fiscal 2008 in connection with this phase. As a result, restructuring charges decreased significantly ($4,635) during the six months ended December 31, 2008.

Other Income/Expense

We had other expense of $2,523 in 2008, as compared to other income of $4,475 in 2007, due to interest incurred on our convertible senior notes ($4,744) and an increase in other nonoperating expense primarily due to the other-than-temporary impairment ($1,002) of Lehman Brothers bonds we hold.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures associated with expansion of our United Solar segment’s manufacturing capacity and support our working capital requirements. Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our June 2008 offering of convertible senior notes and common stock), cash flow from operations, and borrowing available under our credit facility. We believe that cash, cash equivalents, investments, cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for current operations and expansion for the foreseeable future.

As of December 31, 2008, we had $467,775 in cash, cash equivalents, and short-term and long-term investments consisting of Floating Rate Corporate Notes (“FRNs”), auction rate certificates (“ARCs”), auction rate securities rights (“ARSR”), corporate notes and money market funds. The FRNs and the corporate notes are classified as “available-for-sale.” The Company has $28,760 in ARCs classified as “trading securities” at December 31, 2008. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. We do not anticipate the need to access these funds in the short-term. The investments have maturities up to 12 months, except for the ARCs which have maturities from 26 to 38 years. At December 31, 2008, we had consolidated working capital of $478,706.

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part II, Item 1 – Legal Proceedings and Note N - Litigation.

Cash Flows

Net cash provided by our operating activities was $37,172 in 2008 compared to $6,438 in 2007. The significant improvement in our operating results, most importantly our United Solar segment, is the key factor in our increase in operating cash flows. We anticipate that operating cash flows in our United Solar segment will be impacted by changes in working capital resulting from our increasing accounts receivable, inventory and accounts payable balances as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $100,547 in 2008 as compared to $2,245 in the corresponding period in 2007. This increase was principally due to reduced sales of investments in 2008. There was an increase in capital spending ($103,247 in 2008 compared to $62,651 in 2007), principally associated with the expansion of our United Solar segment’s manufacturing capacity. We will continue to invest in the expansion of our facilities as we continue to rapidly expand our manufacturing capacity from the current 178MW to our goal of 1GW by 2012.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit is determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. At December 31, 2008, there were not any outstanding borrowings on the line of credit. The facilities also contain an aggregate $10 million sub-limit for standby letters of credit and there were approximately $1,728 of standby letters of credit outstanding at December 31, 2008.

Convertible Senior Notes

On June 24, 2008, we completed our offering of $316,250 of convertible senior notes. The notes bear interest at a rate of 3.00% per year, payable on June 15 and December 15 of each year, commencing on December 15, 2008. The notes mature on June 15, 2013. Holders of the notes may, under certain circumstances at their option, convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, shares of our common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of notes. The notes are also convertible on this basis at any time on or after March 15, 2013 and prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the notes.

Joint Ventures

Through September 2007, CTV funded Cobasys’ operations in exchange for a preferred interest in Cobasys for which it is entitled to a priority right of repayment in certain situations. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer, during which time Cobasys management has not sought any funding from the members of Cobasys. Further, Cobasys and its members have not agreed on a 2008 budget and/or business plan for 2008 or 2009. In 2007, CTV and OBC agreed to explore strategic alternatives regarding Cobasys, which resulted in us, OBC and CTV commencing negotiations for the sale of Cobasys with a potential buyer in early 2008. These negotiations have been ongoing, but we cannot assure that the proposed sale will be completed by the current deadline under our interim settlement agreement or on terms favorable to us and OBC, or if it will be completed at all. If the proposed sale is not completed, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

Contractual Obligations

The Company announced expansion plans to expand its manufacturing capacity from 118MW of nameplate capacity at June 30, 2008, to 420MW by the end of 2010, 720MW by the end of 2011 and to 1GW by the end of 2012. As of December 31, 2008, the Company had purchase commitments of approximately $70,157 for the previously announced expansion and for our planned Battle Creek facility. The Company presently intends to fund this additional expansion through existing funds and cash from operations.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. Since June 30, 2008 we have adopted SFAS No. 157 and SFAS No. 159. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Income Taxes

As of the end of the second quarter of fiscal year 2009, a full valuation allowance has been recorded against our net deferred tax assets of $129 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based upon our operating results for the preceding years, we determined that it was more likely than not that the deferred tax assets would not be realized.

In assessing whether or not the deferred tax assets are realizable in accordance with SFAS No. 109, the Company considers both positive and negative evidence using a more likely than not standard when measuring the need for a valuation allowance. In making such judgments, significant weight is given to evidence that can be objectively verified, including the ability to demonstrate recent cumulative profitability over the past several years. Future realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expected reversal of the deferred tax assets, including loss carryforwards. In addition, the expiration dates of tax attribute carryforwards need to be evaluated.

Although a full valuation allowance is recorded against our deferred tax assets, the amount of the deferred tax asset considered realizable could be significantly increased in the near term if the Company continues to generate positive pretax income. The Company will forecast its ability to generate sufficient positive pre-tax income based on the most objective information available, including our sales backlog, in order to assess whether it is more likely than not that the deferred tax assets will be realizable in the future.

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

Interest Rate Risk

Our holdings of financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $399,859 and $483,350 of these investments on December 31, 2008 and June 30, 2008, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would decrease or increase the value of our portfolio by approximately $93.

The Company invests in auction rate certificates (ARCs). Our ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program (FFELP). The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA. The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process.

Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. We do not anticipate the need to access these funds in the short-term. These funds will not be accessible until a successful auction occurs, the issuer redeems the ARC, a buyer is found outside the auction process or the securities mature. In October 2008, the Company agreed to an offer from UBS AG (UBS) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS.

Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 6.1% to 8.2% based on the ARC. At December 31, 2008, we held $28,760 of ARCs and have classified them as long term investments.

Our convertible senior notes are subject to interest rate and market price risk due to the convertible feature of the notes. Since the notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the notes. Conversely, as the fair market value of our common stock decreases, the fair market value of the notes will decrease as well. As interest rates rise, the fair market value of the notes will decrease and as interest rates fall, the fair market value of the notes will increase. At December 31, 2008, the estimated fair market value of our convertible senior notes was approximately $157,334. An increase in market interest rates of 1% would decrease the fair value of our convertible senior notes by approximately $6,999. A decrease of 1% would increase the fair value by approximately $5,534.

Foreign Exchange Risk

A significant portion of the equipment acquisitions necessary for our planned expansion are denominated in yen. We have entered into contracts for equipment purchases that are denominated in yen. In order to mitigate the risk associated with these transactions, we have entered in currency forward contracts to buy or sell yen at future dates. As of December 31, 2008, we have forward contracts to purchase approximately 1.7 billion yen. For the quarter ended December 31, 2008, an increase or a decrease in exchange rates of 1% would increase or decrease our capital equipment purchases by approximately $185. We are unable to predict the future exchange rates between the dollar and the yen and, therefore, we cannot estimate the impact on our future operating results.

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

Please see Note N to the accompanying unaudited financial statements for a summary of material pending litigation.

Item 1A.	Risk Factors

Recent global economic, capital markets and credit disruptions pose risks for our business segments.

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

Our ability to utilize our net operating loss carryforwards could be substantially limited if we experience an ownership change under the Internal Revenue Code, which may adversely affect on our results of operations and financial condition.

As a result of our past financial performance, we have significant operating loss carryforwards which expire from 2009 to 2028. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards in years after the ownership change. An “ownership change” for purposes of Section 382 of the Code generally refers to any change in ownership of more than 50% of the company’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning, directly or indirectly, 5% or more of the stock of a company or any change in ownership arising from a new issuance of the company’s stock.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between our greater than 5% stockholders, our ability to use our net operating loss carryforwards would be subject to the limitations of Section 382. Depending on the resulting limitations, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards may adversely affect our results of operations and financial condition.

Our Cobasys affiliate faces uncertain prospects and is the subject of a pending arbitration the outcome of which is uncertain but may expose us to material liability if not settled or resolved favorably.

Cobasys, our joint venture formed to commercialize our NiMH battery technology, has generated losses since its formation. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Cobasys management has not provided the members of Cobasys — OBC and CTV — with a current forecast for 2009. Nor have the members approved a 2008 or 2009 business plan and budget or been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests cumulating in excess of $168 million. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in our view violated the Cobasys Operating Agreement and applicable Michigan law. Since February 2008, Cobasys has received funding support from a customer in the form of a loan for capital equipment purchases and a price increase on products sold to the customer. There is no assurance that this customer funding support will continue on these or other terms, what the future funding requirements may be or that the support, if provided, will otherwise be sufficient to permit Cobasys to continue as a going concern.

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

However, prior to any ruling by the arbitrator on these competing claims, the parties suspended the arbitration pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to a third party. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation. There is no assurance that the sale will be completed by February 16, 2009, the current deadline, and, if not completed, that the parties will again extend the interim settlement agreement. If the sale of Cobasys does not close by that date and any of we, OBC or CTV determine not to further extend our interim settlement agreement, we, OBC or CTV could resume the arbitration and receive a ruling from the arbitrator. We cannot assure you that a sale will be timely consummated or consummated at all. If not timely consummated and the arbitration is resumed, we cannot assure you that we and OBC would prevail or otherwise avoid material liability.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 18, 2008. The following proposals were approved by the votes indicated:

(1)       To elect eight directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld
Joseph A. Avila	40,091,466	780,495
Alan E. Barton	40,104,753	767,208
Christopher P. Belden	40,107,799	764,162
Robert I. Frey	40,001,918	870,043
William J. Ketelhut	39,986,711	885,250
Mark D. Morelli	40,106,075	765,886
Stephen Rabinowitz	39,983,449	888,512
George A. Schreiber, Jr.	39,987,876	884,085

(2)      To ratify the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending June 30, 2009.

For	Against	Abstain
40,060,215	163,129	648,617

Item 6.	Exhibits
10.1	Form of Restricted Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
(Registrant)

Date: February 9, 2009	By:	/s/ Harry W. Zike
Harry W. Zike Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 9, 2009	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer