Form 10-Q
period 2009-03-31
ENERGY CONVERSION DEVICES INC
filed 2009-05-11
CIK 32878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.
Commission File Number: 1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)
DELAWARE		38-1749884
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2956 Waterview Drive, Rochester Hills, Michigan			48309
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code		(248) 293-0440

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

☑  Yes              ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes              ☐  No

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 8, 2009, there were 45,743,407 shares of ECD’s Common Stock outstanding.
Page 1 of 53 Pages

ENERGY CONVERSION DEVICES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 6.	Exhibits	52
SIGNATURES	53

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
REVENUES
Product sales	$60,190	$65,367	$248,978	$159,391
Royalties	1,477	1,537	4,365	4,044
Revenues from product development agreements	3,967	2,691	10,316	8,490
Other revenues	372	387	1,220	1,548
TOTAL REVENUES	66,006	69,982	264,879	173,473
EXPENSES
Cost of product sales	42,693	45,296	167,284	122,109
Cost of revenues from product development agreements	2,451	1,863	6,974	5,391
Product development and research	2,424	1,653	6,568	7,699
Preproduction costs	1,325	751	5,133	5,575
Selling, general and administrative	12,314	12,461	43,742	37,080
Loss on disposal of assets	677	—	1,086	—
Restructuring charges	139	2,386	574	7,457
TOTAL EXPENSES	62,023	64,410	231,361	185,311
INCOME (LOSS) FROM OPERATIONS	3,983	5,572	33,518	(11,838)
OTHER (EXPENSE) INCOME
Interest income	712	1,508	4,783	6,037
Interest expense	(2,268)	(66)	(7,860)	(66)
Other nonoperating expense (net)	(552)	(3)	(1,392)	(57)
TOTAL OTHER (EXPENSE) INCOME	(2,108)	1,439	(4,469)	5,914
NET INCOME (LOSS) BEFORE INCOME TAXES	1,875	7,011	29,049	(5,924)
Income Taxes	549	37	822	95
NET INCOME (LOSS)	$1,326	$6,974	$28,227	$(6,019)
Basic Net Income (Loss) Per Share	$.03	$.17	$.67	$(.15)
Diluted Net Income (Loss) Per Share	$.03	$.17	$.66	$(.15)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash, including cash equivalents of $244,877 at March 31, 2009 and $468,361 at June 30, 2008	$260,176	$484,492
Short-term investments	79,667	14,989
Accounts receivable (net)	61,609	53,525
Inventories	66,274	31,337
Assets held for sale	1,358	1,539
Other	6,258	4,130
TOTAL CURRENT ASSETS	475,342	590,012
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	84,321	58,913
Machinery and other equipment	340,210	253,424
Assets under capitalized leases	26,518	26,822
	451,049	339,159
Less accumulated depreciation and amortization	(81,897)	(60,877)
NET DEPRECIABLE ASSETS	369,152	278,282
Land	1,526	1,157
Construction in progress	223,159	124,680
TOTAL PROPERTY, PLANT AND EQUIPMENT	593,837	404,119
LONG-TERM INVESTMENTS	34,079	32,277
OTHER ASSETS	14,281	15,559
TOTAL ASSETS	$1,117,539	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,586	$39,017
Salaries, wages and amounts withheld from employees	2,554	3,160
Amounts due under incentive plans	—	6,747
Restructuring reserve	410	831
Deferred revenues	27	309
Other liabilities	2,506	2,039
TOTAL CURRENT LIABILITIES	93,083	52,103
CONVERTIBLE SENIOR NOTES	316,250	316,250
LONG-TERM RESTRUCTURING RESERVE	361	414
OTHER LONG-TERM LIABILITIES	31,468	31,288
TOTAL LIABILITIES	441,162	400,055
COMMITMENTS AND CONTINGENCIES (NOTE H)	—	—
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.01 per share:
Authorized – 100,000,000 shares at March 31, 2009 and at June 30, 2008
Issued and outstanding – 45,754,652 shares at March 31, 2009 and 45,575,554 shares at June 30, 2008	458	456
Additional paid-in capital	976,308	969,421
Treasury stock	(700)	(700)
Accumulated deficit	(296,938)	(325,165)
Accumulated other comprehensive loss	(2,751)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	676,377	641,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,539	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$28,227	$(6,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,632	15,059
Provision for slow moving and obsolete inventory	6,616	1,793
Stock-based compensation	4,885	1,506
Other-than-temporary impairment of investment	969	—
Other	7,567	1,206
Changes in working capital:
Accounts receivable	(13,084)	(8,398)
Inventories	(41,674)	4,667
Other assets	(125)	(1,632)
Accounts payable and accrued expenses	17,584	5,689
Restructuring reserve	(594)	(1,374)
Deferred revenues	(282)	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,721	12,480
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(193,508)	(88,768)
Purchases of investments	(68,357)	(67,909)
Proceeds from sales of investments	2,700	115,038
Proceeds from maturities of investments	—	22,591
Proceeds from sales of property, plant and equipment	—	392
NET CASH USED IN INVESTING ACTIVITIES	(259,165)	(18,656)
FINANCING ACTIVITIES:
Principal payments for assets under capitalized lease obligations	(787)	(878)
Proceeds from sale of stock and exercise of stock options, net of expenses	1,966	7,039
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,179	6,161
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(65)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(224,316)	(80)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484,492	80,770
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260,176	$80,690

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash transactions:
Capital lease obligations to finance capital equipment	$—	$362
Accounts payable to finance capital expenditures	$23,135	$—
Auction rate securities rights	$3,964	$—

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except for share and per share data)

Note A – The Company and Summary of Accounting Policies

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

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to our Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. The only change to our significant accounting policies since June 30, 2008 has been the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” and FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.”

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

Basic and Diluted Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The Company uses the treasury stock method to calculate diluted earnings per share. Potential dilution exists from stock options, warrants and convertible senior notes. The weighted average number of shares outstanding and basic and diluted net income (loss) per share for the three and nine months ended March 31, 2009 and 2008 are computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average number of shares outstanding:
For basic net income (loss) per share	42,303,307	40,317,300	42,265,769	40,099,639
Dilutive effect of stock warrants	—	55,582	173,668	—
Dilutive effect of stock options	89,078	346,464	381,086	—
For diluted net income (loss) per share	42,392,385	40,719,346	42,820,523	40,099,639
Net income (loss) from operations before income taxes	$1,875	$7,011	$29,049	$(5,924)
Income taxes	549	37	822	95
Net income (loss)	$1,326	$6,974	$28,227	$(6,019)

For 2009, the weighted average shares for both basic and diluted earnings per share do not include 3,444,975 shares issued in June 2008 pursuant to the share lending agreement executed in conjunction with the issuance of the convertible senior notes.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A – The Company and Summary of Accounting Policies (Continued)

Securities of 404,650 and 112,558 for the three and nine months ended March 31, 2009, respectively, were excluded from the earnings per share calculations as these securities would have been antidilutive regardless of the Company’s net income or loss. The convertible senior notes also would have been antidilutive regardless of the Company’s net income or loss.

Due to the Company’s net losses in 2008, the weighted average shares of potential dilutive securities of 529,806 for the nine months ended March 31, 2008 were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Additionally, securities of 93,295 and 48,709 for the three and nine months ended March 31, 2008, respectively, were excluded from the 2008 calculations, as these securities would have been antidilutive regardless of the Company’s net income or loss.

Change in Accounting for Warranty Liability

During the quarter ended December 31, 2008, the Company updated its methodology for calculating its warranty liability. The updated methodology estimates warranty liability using a percentage based on historical claims and expected future claims. The effect of this change was to reduce net income for the nine months ended March 31, 2009 by $592 and earnings per share by $.01.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, (SFAS No. 133)” was issued in March 2008. The standard requires enhanced disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS No. 161 during the third quarter of the current fiscal year. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP requires issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception. That accounting does not apply if the embedded conversion option must be accounted for separately as a derivative under SFAS No. 133. Convertible preferred shares accounted for in equity or temporary equity are not subject to the FSP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. When effective, FSP APB 14-1 will be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented will be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. Assuming a market rate of 9.7% at issuance on our Convertible Senior Notes, the implementation of FSP APB 14-1 would result in a reduction of our Convertible Senior Notes of approximately $70,881, an increase in additional paid-in capital of approximately $80,717 and an increase in interest expense of approximately $3,060 and $9,420 for the three and nine months ended March 31, 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A – The Company and Summary of Accounting Policies (Continued)

In December 2007, the FASB approved Emerging Issues Task Force (EITF) Issue 07-1, “Accounting for Collaborative Arrangements,” which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. The Company believes this standard will not have a significant impact on its financial statements.

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

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. An entity is also required to disclose the methods and assumptions used in estimating fair value. FSP FAS 107-1 and APB 28-1 is effective for annual and interim periods ending after June 15, 2009. The Company believes this standard will not have a significant impact on its financial statements.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, was approved by the FASB in April 2009 and provides guidance on determining the fair value of a financial instrument when the volume and level of activity for an asset or liability have significantly decreased. If it is determined that the activity for an asset or liability has

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A – The Company and Summary of Accounting Policies (Continued)

significantly decreased, the quoted market price may not be fair value and the entity must perform additional analysis to determine fair value. This analysis may include the use of valuation techniques other than quoted market prices. If it is determined that a transaction for an asset or liability was not orderly, an entity should place little weight on that transaction when determining fair value. FSP FAS 157-4 is effective for annual and interim periods ending after June 15, 2009. The Company believes this standard will not have a significant impact on its financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, modifies the accounting for other-than-temporary impairments of debt securities. If the fair value of a debt security is below its amortized cost and the entity intends to sell the security or it is more likely than not that the entity will sell the security before recovery of the costs basis, an other-than-temporary impairment exists. The entire impairment is recognized in earnings. If it is more likely than not that the entity will not sell the security before recovery of the costs basis but it is probable the entity will be unable to collect all amounts due under the contractual terms of the security, an other-than-temporary impairment exists. The amount of the impairment related to credit losses is recognized in earnings with the amount of the impairment due to other factors recognized in other comprehensive income. FSP FAS 115- and FAS 124-2 is effective for annual and interim periods ending after June 15, 2009. The Company believes this standard will not have a significant impact on its financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B – Investments

Short-Term Investments

Short-term investments consist of corporate bonds and certificates of deposit which mature 91 days or more from the date of acquisition. The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
March 31, 2009
Corporate Bonds	$26,442	$—	$(1,118)	$25,324
U.S. Government Securities	54,366	—	(23)	54,343
	$80,808	$—	$(1,141)	$79,667
June 30, 2008
Corporate Bonds	$15,156	$—	$(167)	$14,989

At March 31, 2009, the Company held a corporate bond issued by Lehman Brothers with a cost of $1,101 and an estimated fair value of $132. Because of the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company has recorded this decline in fair value as an other-than-temporary impairment.

The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	March 31, 2009		June 30, 2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in less than one year	$80,808	$79,667	$3,401	$3,396
Due after one year through five years	—	—	11,755	11,593
	$80,808	$79,667	$15,156	$14,989

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B – Investments (Continued)

Long-Term Investments

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
March 31, 2009
Auction Rate Certificates	$34,300	$—	$(4,185)	$30,115
Auction Rate Securities Rights	—	3,964	—	3,964
	$34,300	$3,964	$(4,185)	$34,079
June 30, 2008
Auction Rate Certificates	$34,300	$—	$(2,023)	$32,277

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

The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARC. The weighted average interest rate on the ARCs was 2.56% at March 31, 2009.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B – Investments (Continued)

At March 31, 2009, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note K – Fair Value Measurements for a description of the model). This valuation results in a loss of $4,185 as of March 31, 2009.

In October 2008, the Company agreed to an offer from UBS AG (UBS) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents all of our ARCs). These Auction Rate Securities Rights (ARSR), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We have valued the ARSR using a present value model (see Note K – Fair Value Measurements for a description of the model). Using this model, we have determined the fair value of the ARSR to be $3,964 at March 31, 2009.

The ARSR also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, we have reclassified the ARCs as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the quarter ended December 31, 2008, the previously unrealized loss of $5,551 related to the ARCs has been reclassified from other comprehensive income to “other nonoperating (expense) income (net)” in the statement of operations due to the reclassification of the ARCs as trading securities.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note C – Inventories

Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost (first in, first out) or market. Cost elements included in inventory are materials, direct labor and manufacturing overhead.

Inventories (substantially all for United Solar) are as follows:

	March 31,	June 30,
	2009	2008
Finished products	$27,369	$3,893
Work in process	23,013	15,414
Raw materials	15,892	12,030
	$66,274	$31,337

The above amounts include an allowance for obsolescence of $11,405 and $4,789 as of March 31, 2009 and June 30, 2008, respectively.

Note D – Variable Interest Entities

The Company has three investments in variable interest entities (i) Cobasys LLC, a joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC, (“CTV”), each having 50% interest in the joint venture; (ii) Ovonyx, Inc., a 39.3%-owned (or 31.3% on a fully diluted basis after giving effect for exercise of stock options and warrants) corporation with Mr. Tyler Lowrey, Intel Capital, and other investors; and (iii) United Solar Ovonic Jinneng Limited, a joint venture with Tianjin Investment Co. (“TJIC”) in which we have a 25% ownership interest.

Cobasys designs, develops, manufactures and sells advanced nickel metal hydride (“NiMH”) battery system solutions for transportation markets, including hybrid electric vehicles (“HEVs”), in addition to stationary back-up power supply systems for uninterruptible power supply, telecommunication and distributed generation requirements. Cobasys was formed in 2001 and we have been a member in the joint venture since its formation. We contributed technology and intellectual property for our ownership interest in Cobasys.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D – Variable Interest Entities (Continued)

Ovonyx is commercializing our Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off. As part of this joint venture arrangement, we have licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of Ovonyx’ annual gross revenue as a royalty. We have been a member in Ovonyx since its inception in 1999 and have made cash investments of $1,500 for our ownership interest. We do not have any involvement in the operations of Ovonyx, but two members of our management team are members of Ovonyx’ board of directors.

United Solar Ovonic Jinneng Limited is an entity organized under the laws of the People’s Republic of China to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. At March 31, 2009, we have $984 recorded as our investment in United Solar Ovonic Jinneng Limited, which represents our initial investment in the joint venture. United Solar Ovonic Jinneng Limited was capitalized in the first quarter of our current fiscal year.

We do not consolidate any of the above entities as the Company is not the primary beneficiary of any of the above joint ventures. We do not absorb a majority of the joint ventures’ losses or receive a majority of the expected residual returns.

Our investments in Cobasys LLC and Ovonyx, Inc. have been written down to zero as our respective share of the losses of these entities exceeds our investment. With respect to Ovonyx and United Solar Jinneng Limited, our maximum exposure to losses in these variable interest entities is limited to our recorded investment. We are currently in arbitration with CTV regarding funding for Cobasys, LLC (see Note N – Litigation).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note E – Liabilities

Warranty Liability

The following is a summary of the changes in the product warranty liability during the nine months ended March 31, 2009 and 2008:

	Nine Months Ended March 31,
	2009	2008
Liability at beginning of the period	$1,499	$1,325
Amounts accrued for as warranty costs	2,845	344
Warranty claims	(496)	(176)
Liability at end of period	$3,848	$1,493

Other Long-Term Liabilities

A summary of the Company’s other long-term liabilities is as follows:

	March 31,	June 30,
	2009	2008
Capital leases	$22,719	$23,508
Long-term retirement	2,171	2,316
Customer deposits	2,270	680
Deferred revenue	337	309
Deferred patent license fees	5,476	6,190
Other	882	935
	33,855	33,938
Less amounts included in current liabilities	2,387	2,650
Total Other Long-Term Liabilities	$31,468	$31,288

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note F – Derivative Financial Instruments

Our primary exposure to foreign currency risk is forecasted transactions denominated in yen. The Company periodically enters into forward contracts to mitigate the risks associated with changes in exchange rates between the dollar and the yen. Our sole exposure to foreign currency changes is for commitments to purchase equipment from a supplier located in Japan. We use forward contracts exclusively to hedge forecasted transactions. We do not use forward contracts for speculative purposes.

At March 31, 2009, we had one forward contract with a fair value of ($60) recorded in other current liabilities. We recognize the effective portion of the changes in fair value of forward contracts as a component of accumulated other comprehensive income (loss). At March 31, 2009, the ineffective portion recorded in other comprehensive income (loss) was ($59). The ineffective portion is recorded in earnings as a component of “other nonoperating income (expense)”. For the three and nine months ended March 31, 2009, we had recorded losses of $431 and $526, respectively. This contract was settled on April 30, 2009.

Note G – Convertible Senior Notes

In June 2008, the Company completed an offering of $316,250 of 3.00% convertible senior notes. Proceeds to the Company were $306,762, net of debt issuance costs of $9,488. An additional $1,258 of debt issuance costs were also incurred and paid directly by the Company. All debt issuance costs are being amortized over the life of the convertible senior notes using the interest method. Amortization expense for the three and nine months ended March 31, 2009 was $508 and $1,610. Unamortized debt issuance costs were $9,120 at March 31, 2009.

Note H – Commitments and Contingencies

The Company enters into purchase commitments for capital equipment. As of March 31, 2009, the Company had purchase commitments of approximately $105,678 related to its previously announced goal of expanding United Solar’s manufacturing capacity.

The Company presently intends to fund this additional expansion through existing funds and cash from operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I – Stock-Based Compensation

The Company has common stock reserved for issuance as follows:

	Number of Shares
	March 31, 2009	June 30, 2008
Stock options	1,508,304	1,692,968
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210
Total reserved shares	1,913,514	2,098,178

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

The weighted average fair value of the options granted during the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Dividend Yield	0%	0%	0%	0%
Volatility %	70.43%	60.49%	63.43%	61.65%
Risk-Free Interest Rate	1.71%	3.04%	3.09%	4.14%
Expected Life	7.33 years	6.59 years	6.97 years	6.45 years

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I – Stock-Based Compensation (Continued)

Stock Options

A summary of the transactions during the nine months ended March 31, 2009 with respect to the Company’s stock options follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at June 30, 2008	964,586	$21.24	$50,541
Granted	63,270	$74.68
Exercised	(127,566)	$12.96
Forfeited	(3,340)	$32.77
Expired	(160)	$10.40
Outstanding at December 31, 2008	896,790	$26.15	$3,705
Granted	15,000	$23.77
Exercised	(30,600)	$10.68
Forfeited	(2,676)	$44.39
Outstanding at March 31, 2009	878,514	$26.59	$285
Exercisable at June 30, 2008	801,110	$19.02	$43,753
Exercisable at March 31, 2009	694,854	$21.31	$285

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant date fair value per option granted and the total intrinsic value of stock options exercised during the three and nine months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average grant date fair value per option granted	$16.14	$15.48	$40.88	$17.12
Total intrinsic value of stock options exercised	$487	$231	$7,116	$6,597

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I – Stock-Based Compensation (Continued)

Restricted Stock Awards

Restricted stock awards (“RSAs”) consist of shares of common stock of ECD issued at a price of $0. Upon issuance, RSAs become outstanding and have voting rights. The shares issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. Information concerning RSAs awarded under the 2006 Stock Incentive Plan during the three and nine months ended March 31, 2009 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2008	89,834	$31.49
Awarded	23,500	$46.21
Released from restriction	(2,348)	$29.82
Outstanding at December 31, 2008	110,986	$34.64
Awarded	3,000	$18.38
Cancelled	(5,568)	$35.92
Released from restriction	(5,000)	$21.93
Outstanding at March 31, 2009	103,418	$34.72

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I – Stock-Based Compensation (Continued)

Restricted Stock Units

RSUs settle on a one-for-one basis in shares of ECD common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The fair value of the RSUs is determined on the date of grant based on the market price of ECD’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the three and nine months ended March 31, 2009 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2008	2,500	$73.64
Awarded	183,721	$56.92
Forfeited	(1,720)	$62.34
Outstanding at December 31, 2008	184,501	$57.10
Awarded	19,104	$23.01
Outstanding at March 31, 2009	203,605	$53.90

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J – Restructuring Charges

In fiscal 2007, management decided to consolidate the photovoltaic and machine-building activities into United Solar and reduce costs in both the Ovonic Materials segment and Corporate Activities. The charges were primarily for severance and costs associated with the closing of facilities. In March 2009, the Company announced plans to consolidate certain production capabilities into one plant, which will result in annual cost savings. Charges for this consolidation will be for severance and relocation of equipment.

The following summarizes activity in the Company’s restructuring reserve through March 31, 2009.

	Employee- Related Expenses	Other Expenses	Total
Balance June 30, 2008	$1,086	$159	$1,245
Charges	377	197	574
Utilization or payment	(692)	(356)	(1,048)
March 31, 2009	$771	$—	$771

We plan on incurring additional restructuring costs of $3,000 to $4,000 for the remainder of fiscal 2009 under the plan announced in March 2009.

Note K – Fair Value Measurements

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

Note K – Fair Value Measurements (Continued)

If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement.

Whenever possible, we use quoted market prices to determine fair value. In the absence of quoted market prices, we use independent sources and data to determine fair value. At March 31, 2009, the fair value of corporate bonds, money market funds, senior convertible notes and foreign currency hedges was determined using quoted prices in active markets. The fair value of assets held for sale was determined using independent appraisers.

As described in Note B, our investments in auction rate certificates (ARCs) are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (FFELP). The resulting discount rates used in the valuation analyses ranged from 3.3% to 6.8% based on the ARC.

Since they are non-transferable and not traded on any exchange, the Company has elected to measure the Auction Rate Securities Rights (ARSR) using the fair value option permitted by SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” The ARSR represents a guarantee of the par value of the ARCs, and we have valued the ARSR using a present value model as permitted by SFAS No. 157. In valuing the ARSR, we calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 4.33%, which is a combination of the credit default swap rate risk of UBS (2.75%) and the rate on a U.S. Treasury interest rate swap (1.19%). The sum of those rates was increased by an additional 10% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSR are included in “Long-Term Investments” in the consolidated balance sheet (see Note B – Investments).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K – Fair Value Measurements (Continued)

At March 31, 2009, information regarding our assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
Auction rate certificates			$30,115	$30,115
Auction rate securities rights			3,964	3,964
Assets held for sale		$1,358		1,358
Corporate bonds	$25,324			25,324
U.S. Government securities	54,343			54,343
Money market funds	244,877			244,877
Senior convertible notes	176,784			176,784
Foreign currency hedges	60			60

The following table presents the changes in Level 3 assets for the nine months ended March 31, 2009:

	Auction Rate Certificates	Auction Rate Securities Rights
Balance at July 1, 2008	$32,277	$—
Gains (losses) included in investment loss	(2,162)	3,964
Balance at March 31, 2009	$30,115	$3,964

Note L – Business Segments

Effective April 1, 2007, we organized our business into two operating business segments, United Solar and Ovonic Materials. In addition to these two operating segments, there are certain Corporate Activities, including our investments in two of our joint ventures, Cobasys LLC and Ovonyx, Inc., which are not allocated to the above segments.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L – Business Segments (Continued)

United Solar Ovonic		Ovonic Materials	Corporate Activities	Consolidating Entries	Consolidated
Revenues
Three months ended
March 31, 2009	$63,006	$2,948	$52	$—	$66,006
March 31, 2008	66,736	3,178	253	(185)	69,982
Nine months ended
March 31, 2009	$254,461	$10,258	$160	$—	$264,879
March 31, 2008	160,343	12,840	797	(507)	173,473
Income (Loss) from Operations
Three months ended
March 31, 2009	$8,504	$948	$(5,531)	$62	$3,983
March 31, 2008	13,735	940	(9,175)	72	5,572
Nine months ended
March 31, 2009	$51,551	$2,427	$(20,642)	$182	$33,518
March 31, 2008	15,352	639	(27,983)	154	(11,838)

Sales to two customers represented approximately 40% of product sales in the United Solar segment for the three months ended March 31, 2009. For the three months ended March 31, 2008, sales to two customers accounted for approximately 40% of United Solar’s product sales. Two customers accounted for approximately 25% of United Solar’s product sales for the nine months ended March 31, 2009. Sales to two customers represented approximately 35% of sales for the nine months ended March 31, 2008.

Note M – Income Taxes

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty for Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. As of March 31, 2009, the Company has no unrecognized tax benefits as defined in FIN 48.

The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1994 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M – Income Taxes (Continued)

Tax expense relates to U.S. operations and our subsidiaries located in Mexico and Germany. Due to the availability of net operating losses in the U.S., no income tax expense is recorded for U.S. operations, except for alternative minimum tax (“AMT”) and state income taxes. The AMT is creditable against future regular taxable income and the related deferred tax benefit for this asset is fully reserved for and included in our valuation allowance.

As of the end of the third quarter of fiscal year 2009, a full valuation allowance has been recorded against our net deferred tax assets of $117,000 (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based upon our operating results for the preceding years, we determined that it was more likely than not that the deferred tax assets would not be realized.

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

Note N – Litigation

Cobasys. On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against the Company and OBC relating to Cobasys. CTV’s original arbitration claim asserted damages in the amount of $162,000 and sought injunctive and other relief and alleged that the Company and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Operating Agreement. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that the Company and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. At a hearing on January 28-29, 2008, CTV requested that the arbitrator declare that the Company and OBC be obligated to fund our share of Cobasys’ necessary costs and expenses through capital contributions favored by CTV but opposed by OBC. The Company and OBC requested that the arbitrator declare that under

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note N – Litigation (Continued)

the Operating Agreement neither Cobasys member is required to make any capital contribution absent a unanimously approved annual budget and an agreement by the members that a capital contribution must be made.

The Company and OBC dispute and have been vigorously defending the claims asserted by CTV and have pursued counterclaims against CTV. In our view, the Operating Agreement is clear that the Company and OBC have no present obligation to provide funding to Cobasys; OBC is not in default of the Operating Agreement; any future funding obligation would arise only upon unanimous approval by Cobasys’ members, OBC and CTV, of (i) an annual budget and operating plan for Cobasys, and (ii) agreed capital contributions by the members; and CTV has no right unilaterally to provide funding or to authorize spending by Cobasys without an approved annual budget and operating plan, or otherwise then as approved by OBC. In our view, the Operating Agreement is also clear that the Company and OBC have not dishonored CTV’s preferred interests; OBC has an unqualified right to refuse to sell its interests in Cobasys on terms that it does not consider appropriate; and OBC may determine in its discretion whether to approve any sale of Cobasys or sale of CTV’s interests in Cobasys.

The members of Cobasys have not approved an annual business plan and budget for 2008 or 2009, and CTV and OBC have not been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. Cobasys had losses of approximately $74,000 and obtained funding of approximately $84,000 in 2007, and in January 2008 Cobasys management forecast losses of approximately $82,000-$86,000 and funding requirements of approximately $92,000-$94,000 for 2008. Cobasys management has not provided CTV and OBC with a forecast for 2009. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in OBC’s view violated the Operating Agreement and applicable Michigan law. Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among the Company, OBC and CTV in order to pursue the potential sale of Cobasys to its largest customer, General Motors Corporation (GM). Also since February 2008, Cobasys received funding support from GM in the form of a loan for capital equipment purchases and a price increase on products sold to GM. While Cobasys has been receiving this funding support, Cobasys management has not sought any funding from the members of Cobasys. Sale negotiations have been ongoing during which the parties to the arbitration have repeatedly amended the interim settlement agreement to extend the deadline for timely consummation of the sale.

On July 30, 2008 Mercedes Benz US International, Inc. (MBUSI) filed suit against Cobasys, CTV and OBC in the Federal District Court for the Northern District of Alabama (Western Division) alleging that Cobasys had an agreement to produce batteries for a luxury hybrid SUV being developed by MBUSI, that the members made misrepresentations and interfered with that agreement, and seeking unspecified damages and preliminary injunctions (i) to prevent the sale of Cobasys’ assets or rights or the discontinuance of Cobasys’ operations as

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

Note N – Litigation (Continued)

a going concern, and (ii) to enforce Cobasys’ alleged obligation to supply batteries at the alleged agreed purchase price. MBUSI dismissed the claims against the members without prejudice after CTV and OBC provided assurance that the proposed transaction with GM was not an asset sale, but rather a sale of the Cobasys membership interests that would permit Cobasys to continue as a going concern. MBUSI persisted in claims against Cobasys while seeking a supply agreement with GM in anticipation of the closing. The members facilitated negotiations between GM and MBUSI including by (i) commencing a mediation with Cobasys, MBUSI and GM, and (ii) entering into a confidential Settlement Agreement term sheet that would result in dismissal of MBUSI’s claims provided that GM and MBUSI could reach agreement on satisfactory terms for Cobasys to supply an agreed quantity of batteries to MBUSI following GM’s purchase of Cobasys. On February 20, 2009 GM informed the court and the parties that it was reconsidering whether to purchase Cobasys. A hearing on MBUSI’s motion for a preliminary injunction occurred on February 24-25, 2009. On March 31, 2009 the court denied MBUSI’s motion for a preliminary injunction. On April 29, 2009 MBUSI amended its complaint to refile the claims that it had previously asserted against the members. OBC believes that MBUSI’s claims against OBC are without merit and OBC is preparing a vigorous defense.

On March 24, 2009 GM informed the members that, given GM’s current situation, it will not be proceeding with the purchase of Cobasys. GM also has reduced its funding support to Cobasys. GM, Cobasys and the members are in discussions regarding a possible agreement pursuant to which (i) GM would agree to purchase a limited number of batteries and related components to be supplied by Cobasys and extend the maturity of the capital equipment loan, and (ii) the parties would execute mutual releases of all Cobasys related claims, except claims that might arise under the agreement. Negotiations are continuing, but there is no assurance that an agreement will be reached. The members have approved Cobasys’ retention of bankruptcy counsel and a restructuring advisor to advise on bankruptcy-related alternatives. Meanwhile, the members are in active discussions with multiple other potential buyers, while also considering alternative, non-bankruptcy solutions.

The Interim Settlement Agreement expressly contemplates that the parties will devote their efforts to complete the GM sale transaction. However, since GM informed the members that it will not be proceeding with the purchase of Cobasys, the parties have amended the Interim Settlement Agreement three times for the purpose of extending the suspension of the arbitration. The current amendment expires on May 15, 2009. As a result of these developments, CTV, OBC and the Company are in discussions regarding an Amended and Restated Settlement Agreement that would provide for the parties to jointly dismiss the arbitration with prejudice and execute mutual releases upon either the completion of a Cobasys sale or a Cobasys bankruptcy proceeding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and nine months ended March 31, 2009. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report and the Company’s filed Annual Report on Form 10-K for the year ended June 30, 2008. All amounts are in thousands.

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Solar laminate sales represent more than 95% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.

The following key factors should be considered when reviewing our results for the periods discussed:

•

Our consolidated financial results are driven primarily by the performance of our United Solar segment. Our United Solar segment accounted for approximately 95% and 96% of our total revenue in the three and nine months ended March 31, 2009. Our United Solar segment generated operating income of $8,504 and $51,551 for the three and nine months ended March 31, 2009, respectively. Given the expected growth of this segment (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar segment and subject to the risks of that business.

•

Global economic, capital markets and credit disruptions have significantly impacted current market conditions in the solar market and created uncertainty, but we believe that growth opportunities will resume beginning in calendar year 2010. We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global financial constraints are impacting the funding of solar projects that otherwise have strong strategic rationale and/or financial returns. These macroeconomic conditions are adversely impacting our customers, including some customers with take-or-pay agreements, and as a result our revenues. We are working with our customers to preserve relationships and maximize long term value by, among other things, reallocating product shipments to other customers and pursuing other remedies, as appropriate on a case by case basis. We also continue to be encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, such as our solar laminates. Recent government support in this direction includes renewable energy spending and incentive programs included in the American Recovery and Reinvestment Act, and the solar investment tax credit initiatives enacted as part of the U.S. Emergency Economic Stabilization Act of 2008, including an 8-year extension of the 30%, uncapped investment tax credit for commercial and residential solar installations, and permitting utilities to benefit from these tax credits. Pending energy legislation would also adopt a national renewable portfolio standard. We believe that these programs will begin gaining substantial traction in the second half of calendar year 2009, and will provide meaningful stimulus for US growth beginning in calendar year 2010.

•

Consistent with our demand driven expansion strategy, we are pausing our manufacturing capacity expansion in our United Solar segment to respond to existing uncertainties in the market. We presently have 178MW of nameplate capacity and recently announced that we are taking actions to delay further manufacturing capacity expansion until market demand and visibility improves. We have delayed expansion at our Greenville facility and planned Battle Creek facility, which will reduce our capital expenditures and allow us to preserve and, in strategic situations, redeploy our capital in other areas. When market conditions and visibility improves, we believe that we can quickly re-initiate our manufacturing capacity expansion, as a result of the operational improvements we have made with respect to the construction and ramp of new facilities. We do not presently believe that we will expand to 300MW of nameplate capacity by 2010 and have not concluded regarding our previously-announced plan to expand to 1GW by 2012.

•

We are adjusting our production plans in our United Solar segment and reducing costs to respond to near-term market conditions and improve our overall competitiveness. During the third quarter, we implemented actions, including a temporary production hiatus that reduced third quarter production and a consolidation of certain production operations from our Auburn Hills 1 facility into our newer Auburn Hills 2 facility that will reduce the combined production capacity from these facilities until the project is completed in Fall 2009. This consolidation, which will lower overall costs and improve manufacturing efficiencies, is part of an overall program to reduce costs. Other activities focus on improvement in our operations to generate higher throughput and yield, reductions in administrative costs, and raw material cost reductions. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. At the same time, we intend to continue to invest strategically in our business, for example to bolster our sales and marketing functions and to add technical competencies related to application engineering and structured finance. We expect that these activities will improve our competitiveness and margins, both in the near-and long-term.

•

We are enhancing our revenues in our United Solar segment through a demand driven expansion strategy, which includes focusing on customers and markets where our solar laminates have a competitive advantage, particularly the rooftop market. As indicated above, there have been disruptions in the solar markets caused by global macro economic conditions. At the same time, competition within the solar market is increasing primarily as a result of declines in the pricing of polysilicon, a key raw material in traditional, rigid PV modules. We believe that polysilicon prices will continue to decline. We are continuing to concentrate on the rooftop market, particularly the building-integrated photovoltaic (BIPV) market, which we believe represents the most attractive opportunity for our solar laminates. The physical flexibility, durability and lightweight nature of our solar laminates makes them an attractive value proposition for the BIPV market, particularly commercial rooftop applications, where our solar laminates can be integrated with roofing materials and other building products. Our strategy is to increase our sales in the rooftop market, which includes developing new channels for rooftop applications, such as the utilities channel, and designing new rooftop applications, such as residential applications. We are also developing new applications that leverage the unique characteristics of our laminates, such as landfill covers.

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

•

The members of Cobasys are continuing to explore strategic alternatives regarding Cobasys, including a potential sale or bankruptcy restructuring. In 2007, the members of Cobasys agreed to explore strategic alternatives regarding Cobasys. At the same time, as previously reported, certain disputes relating to Cobasys are the subject of pending arbitration, and Cobasys and its members have not agreed on an annual budget and/or business plan for 2008 or 2009. From February 2008 through March 2009 the parties operated under an interim settlement agreement providing for a suspension of the arbitration and a requirement of the parties to use their commercially reasonable best efforts to negotiate definitive agreements for the sale of Cobasys based on a non-binding proposal received from its largest customer, GM. Recently GM informed the members that it will not proceed with the purchase of Cobasys. GM, Cobasys and the members are in discussions regarding an agreement to wind down the GM customer relationship. There is no assurance that an agreement will be reached. The members have approved Cobasys’ retention of bankruptcy counsel and a restructuring advisor to advise on bankruptcy-related alternatives. Meanwhile, the members are in active discussions with multiple other potential buyers, while also considering alternative, non-bankruptcy solutions. As a result of these developments, CTV, OBC and the Company are in discussions regarding an Amended and Restated Settlement Agreement that would provide for the parties to jointly dismiss the arbitration with prejudice and execute mutual releases upon either the completion of a Cobasys sale or a Cobasys bankruptcy proceeding. These activities are ongoing, but the ultimate outcome remains uncertain. If a solution is not found, without an agreed budget and business plan and resolution of pending disputes subject to the arbitration between us and OBC and CTV, Cobasys may not be able to continue as a going concern. See Part II, Item 1 – Legal Proceedings and Item 1A – Risk Factors.

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

Key Indicators of Financial Condition and Operating Performance. In evaluating our business, we use product sales, gross profit, net income, earnings per share, operating income, cash flow from operations and other key performance metrics. We also use production, measured in megawatts (“MW”) per annum, and gross margins on product sales as key performance metrics for our United Solar segment, particularly in connection with the manufacturing expansion in this segment.

In March 2009, we began implementing an organizational restructuring to consolidate certain production operations from our Auburn Hills 1 facility into our newer Auburn Hills 2 facility that will reduce the combined production capacity from these facilities until the project is completed in Fall 2009. This consolidation, which will lower overall costs and improve manufacturing efficiencies, is part of an overall program to reduce costs. We have incurred total restructuring costs of $139 through March 31, 2009 as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We are continuing to evaluate our facilities infrastructure requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes each of our business segment’s operating results (in thousands) for the three months ended March 31, 2009 and 2008, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2009	2008	2009	2008
United Solar Ovonic	$63,006	$66,736	$8,504	$13,735
Ovonic Materials	2,948	3,178	948	940
Corporate Activities	52	253	(5,531)	(9,175)
Consolidating entries	—	(185)	62	72
Consolidated	$66,006	$69,982	$3,983	$5,572

United Solar Ovonic Segment

	Three Months Ended March 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$59,654	$64,941
Revenues from product development agreements	3,352	1,795
TOTAL REVENUES	$63,006	$66,736
EXPENSES
Cost of product sales	$42,246	$45,021
Cost of revenues from product development agreements	1,992	1,254
Product development and research	1,592	689
Preproduction costs	1,325	751
Selling, general and administrative expenses	6,531	5,286
Loss on disposal of assets	677	—
Restructuring charges	139	—
TOTAL EXPENSES	$54,502	$53,001
INCOME FROM OPERATIONS	$8,504	$13,735

Our United Solar Ovonic segment’s revenues decreased $3,730 and operating income decreased $5,231 in 2009 as compared to 2008. United Solar Ovonic produced 33.3 and 21.6 megawatts (MWs) of solar laminates during the quarters ended March 31, 2009 and 2008, respectively.

The decrease in revenues in 2009 was attributable to decreased sales volumes ($3,349) and unfavorable product and price mix ($1,938) offset in part by increased revenues from product development agreements ($1,557).

Cost of product sales decreased $2,775, of which approximately $3,763 was a direct result of favorable operating efficiencies and $1,071 from the reversal of amounts accrued under the annual incentive plan. The decreases in cost of product sales were partially offset by $2,059 of unallocated overhead caused by the production hiatus.

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

We will incur preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) with each new manufacturing facility until we commence production and the majority of the employee training is complete. These costs are expected to be substantial as we continue to expand our manufacturing capacity from the current 178MW per annum.

Our selling, general and administrative expenses increased due to increased support services ($2,161) and an increase to the allowance for doubtful accounts receivable ($1,501). Those increases were offset in part by the reversal of amounts accrued under the annual incentive plan ($1,552). We expect selling, general and administrative expenses to increase as we continue to enhance our demand-creation activities and develop the strategic infrastructure to achieve and support those activities.

Ovonic Materials Segment

	Three Months Ended March 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$537	$425
Royalties	1,477	1,537
Revenues from product development agreements	615	896
Other revenues	319	320
TOTAL REVENUES	$2,948	$3,178
EXPENSES
Cost of product sales	$509	$356
Cost of revenues from product development agreements	459	609
Product development and research	833	964
Selling, general and administrative expenses	199	309
TOTAL EXPENSES	$2,000	$2,238
INCOME FROM OPERATIONS	$948	$940

Product sales for our Ovonic Materials segment represent sales of our high performance nickel hydroxide materials. Although sales volumes increased from 2008 to 2009, product sales did not increase at a comparable rate. The sales price is largely dependent upon the cost of the raw materials used to produce it. The price of nickel, a major component of our nickel hydroxide, was 64% lower during the three months ended March 31, 2009 compared to the same period in 2008.

Combined product development and research expenses decreased substantially to $1,292 in 2009 from $1,573 in 2008, reflecting the savings associated with the restructuring plan initiated in late fiscal 2007 and reduced unfunded product development.

Corporate Activities

	Three Months Ended March 31,
	2009	2008
	(in thousands)
TOTAL REVENUES	$52	$253
EXPENSES
Selling, general and administrative expenses	$5,583	$7,042
Restructuring costs	—	2,386
TOTAL EXPENSES	$5,583	$9,428
LOSS FROM OPERATIONS	$(5,531)	$(9,175)

Revenues in the Corporate Activities segment consist primarily of facilities and miscellaneous administrative and laboratory services provided to certain affiliates.

In fiscal 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007, and we incurred restructuring costs in fiscal 2008 in connection with this phase. As a result, restructuring charges significantly decreased ($2,386) during the three months ended March 31, 2009. Selling, general and administrative expenses decreased as a result of the reversal of amounts accrued under the annual incentive plan ($964).

Other Income/Expense

We had other expense of $2,108 in 2009, as compared to other income of $1,439 in 2008, principally due to interest incurred on our convertible senior notes ($2,372) and decreased interest income due to lower prevailing interest rates.

Nine Months ended March 31, 2009 Compared to Nine Months ended March 31, 2008

The following table summarizes each of our segment’s operating results (in thousands) for the nine months ended March 31, 2009 and 2008, together with the revenue and expenses related to Corporate Activities that are not allocated to the business segments during these periods:

	Revenues		Income (Loss) from Operations
	2009	2008	2009	2008
United Solar Ovonic	$254,461	$160,343	$51,551	$15,352
Ovonic Materials	10,258	12,840	2,427	639
Corporate Activities	160	797	(20,642)	(27,983)
Consolidating entries	—	(507)	182	154
Consolidated	$264,879	$173,473	$33,518	$(11,838)

United Solar Ovonic Segment

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$246,419	$154,538
Revenues from product development agreements	8,042	5,805
TOTAL REVENUES	$254,461	$160,343
EXPENSES
Cost of product sales	$164,911	$117,846
Cost of revenues from product development agreements	5,434	3,591
Product development and research	3,714	2,723
Preproduction costs	5,133	5,574
Selling, general and administrative expenses	22,655	15,257
Loss on disposal of assets	924	—
Restructuring charges	139	—
TOTAL EXPENSES	$202,910	$144,991
INCOME FROM OPERATIONS	$51,551	$15,352

Our United Solar Ovonic segment’s revenues increased $94,118 and operating income increased $36,199 in 2009 as compared to 2008, as we continued to rapidly expand our manufacturing capacity and product sales.

The increase in revenues in 2009 was primarily attributable to a significant volume increase in PV product sales ($92,659), offset by unfavorable product and price mix ($778). United Solar Ovonic produced 98.1 and 47.4 MWs of solar laminates during the nine months ended March 31, 2009 and 2008, respectively.

Cost of product sales increased $47,065, of which approximately $55,252 was a direct result of the increased sales volume and $2,059 was the result of unallocated overhead caused by the production hiatus. These increases were partially offset by $6,128 of favorable operating efficiencies. The effect of operating efficiencies resulted in an improvement of gross profit margins on product sales from 23.7% in 2008 to 33.1% in 2009.

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

Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased as we neared completion on the expansions at our Greenville and Tijuana, Mexico facilities. We will incur preproduction costs with each new manufacturing facility until we commence production and the majority of the employee training is complete. These costs are expected to be substantial as we continue to expand our manufacturing capacity from the current 178MW per annum.

Consistent with our sales growth, our selling, general and administrative expenses increased due to increased support services ($4,251), sales and marketing ($2,135) and an increase in the allowance for doubtful accounts receivable ($2,361). We expect selling, general and administrative expenses to increase as we continue to enhance our demand-creation activities and develop the strategic infrastructure to achieve and support those activities.

Ovonic Materials Segment

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$2,559	$4,872
Royalties	4,365	4,044
Revenues from product development agreements	2,274	2,684
Other revenues	1,060	1,240
TOTAL REVENUES	$10,258	$12,840
EXPENSES
Cost of product sales	$2,555	$4,519
Cost of revenues from product development agreements	1,540	1,801
Product development and research	2,854	4,975
Selling, general and administrative expenses	882	906
TOTAL EXPENSES	$7,831	$12,201
INCOME FROM OPERATIONS	$2,427	$639

Our Ovonic Materials results improved due principally to increased royalties and the restructuring plan implemented in late fiscal 2007 that substantially reduced our product development expenses.

Product sales for our Ovonic Materials segment (representing sales of our high performance nickel hydroxide materials) decreased primarily as a result of decreased sales ($2,300) to our largest customer. The sales price is largely dependent upon the cost of the raw materials used to produce it. The price of nickel, a major component of our nickel hydroxide, was 54% lower during the nine months ended March 31, 2009 compared to the same period in 2008.

Combined product development and research expenses decreased substantially to $4,394 in 2009 from $6,776 in 2008, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007.

Corporate Activities

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
TOTAL REVENUES	$160	$797
EXPENSES
Selling, general and administrative expenses	$20,205	$21,323
Loss on disposal of assets	162	—
Restructuring costs	435	7,457
TOTAL EXPENSES	$20,802	$28,780
LOSS FROM OPERATIONS	$(20,642)	$(27,983)

Revenues in the Corporate Activities segment consist primarily of facilities and miscellaneous administrative and laboratory services provided to certain affiliates.

In fiscal 2007, we began implementing an organizational restructuring to consolidate and realign our business activities and reduce costs, principally in the Ovonic Materials segment and in Corporate Activities. The initial phase of this plan was substantially completed during fiscal 2007, and we incurred restructuring costs in fiscal 2008 in connection with this phase. As a result, restructuring charges decreased significantly ($7,022) during the nine months ended March 31, 2009.

Other Income/Expense

We had other expense of $4,469 in 2009, as compared to other income of $5,914 in 2008, due to interest incurred on our convertible senior notes ($7,116) and an increase in other nonoperating expense primarily due to the other-than-temporary impairment ($969) of Lehman Brothers bonds we hold.

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

As of March 31, 2009, we had $373,922 in cash, cash equivalents, and short-term and long-term investments consisting of Floating Rate Corporate Notes (“FRNs”), auction rate certificates (“ARCs”), auction rate securities rights (“ARSR”), corporate notes, U.S. Government securities and money market funds. The FRNs, the corporate notes and the U.S. Government securities are classified as “available-for-sale.” The Company has $30,115 in ARCs classified as “trading securities” at March 31, 2009. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. We do not anticipate the need to access these funds in the short-term. The investments have maturities up to 12 months, except for the ARCs which have maturities from 26 to 38 years. At March 31, 2009, we had consolidated working capital of $382,259.

An adverse ruling in the pending Cobasys arbitration could adversely affect our liquidity position, while a successful completion of a strategic transaction involving Cobasys could favorably affect our liquidity position. See Part II, Item 1 – Legal Proceedings and Note N - Litigation.

Cash Flows

Net cash provided by our operating activities was $33,721 in 2009 compared to $12,480 in 2008. The significant improvement in our operating results, most importantly our United Solar segment, is the key factor in our increase in operating cash flows. We anticipate that operating cash flows in our United Solar segment will be impacted by changes in working capital resulting from our increasing accounts receivable, inventory and accounts payable balances as we continue to expand our manufacturing and sales activities.

Net cash used in investing activities was $259,165 in 2009 as compared to $18,656 in the corresponding period in 2008. This increase was due to reduced sales and maturities of investments in 2008 ($2,700 in 2009 compared to $137,629 in 2008) and an increase in capital spending ($193,508 in 2009 compared to $88,768 in 2008), principally associated with the expansion of our United Solar segment’s manufacturing capacity. We will continue to invest in the expansion of our facilities as we continue to rapidly expand our manufacturing capacity from the current 178MW.

For details of our cash flows, see the Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Short-term Borrowings

On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30 million revolving line of credit to finance domestic activities and a separate $25 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit is determined by reference to a borrowing base comprised of domestic inventory and receivables and foreign inventory and receivables, respectively. At March 31, 2009, there were not any outstanding borrowings on the line of credit. The facilities also contain an aggregate

$10 million sub-limit for standby letters of credit and there were approximately $1,728 of standby letters of credit outstanding at March 31, 2009.

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

Contractual Obligations

The Company announced expansion plans to expand its manufacturing capacity from 118MW of nameplate capacity at June 30, 2008. As of March 31, 2009, the Company had purchase commitments of approximately $105,678 for the previously announced expansion and for our planned Battle Creek facility. The Company presently intends to fund this additional expansion through existing funds and cash from operations.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note A, “The Company and Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements for the year ended June 30, 2008 as reported in our Annual Report on Form 10-K. Since June 30, 2008 we have adopted SFAS No. 157, SFAS No. 159, SFAS No. 161 and FSP FAS 140-4 and FIN 46(R)-8. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Income Taxes

As of the end of the second quarter of fiscal year 2009, a full valuation allowance has been recorded against our net deferred tax assets of $117,000 (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based upon our operating results for the preceding years, we determined that it was more likely than not that the deferred tax assets would not be realized.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in Item 1A, “Risk Factors,” of this report and in our Annual Report on Form 10-K for fiscal year ended June 30, 2008, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

Our holdings of financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $324,544 and $483,350 of these investments on March 31, 2009 and June 30, 2008, respectively. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would decrease or increase the value of our portfolio by approximately $432 and $268, respectively.

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

Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 3.3% to 6.8% based on the ARC. At March 31, 2009, we held $30,115 of ARCs and have classified them as long term investments.

Our convertible senior notes are subject to interest rate and market price risk due to the convertible feature of the notes. Since the notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the notes. Conversely, as the fair market value of our common stock decreases, the fair market value of the notes will decrease as well. As interest rates rise, the fair market value of the notes will decrease and as interest rates fall, the fair market value of the notes will increase. At March 31, 2009, the estimated fair market value of our Convertible Senior Notes was approximately $176,784. An increase in market interest rates of 1% would decrease the fair value of our Convertible Senior Notes by approximately $4,428. A decrease of 1% would increase the fair value by approximately $3,384.

Foreign Exchange Risk

A significant portion of the equipment acquisitions necessary for our planned expansion are denominated in yen. We have entered into contracts for equipment purchases that are denominated in yen. In order to mitigate the risk associated with these transactions, we have entered in currency forward contracts to buy or sell yen at future dates. As of March 31, 2009, we have forward contracts to purchase approximately 295.8 million yen. At March 31, 2009, an increase or a decrease in exchange rates of 1% would increase or decrease our capital equipment purchases by approximately $30. We are unable to predict the future exchange rates between the dollar and the yen and, therefore, we cannot estimate the impact on our future operating results.

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

The continuing global economic, capital markets and credit disruptions pose risks for our business segments.

The risks include slower economic activity and investment in new construction projects that make use of our products. These factors, particularly decreased credit availability, have reduced demand for solar products, including our solar laminates. While credit availability is not presently a limiting factor for our planned manufacturing operations and expansion, the current volatile credit markets have diminished credit availability for some of our customers.

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

The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future core products, namely solar laminates, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Our competitors include Sharp Corporation, Q-Cells AG, Evergreen Solar, Inc., Kyocera Corporation, Sanyo Electric Co., Ltd., SunPower Corp., Mitsubishi Electric Corporation and Suntech Power Holdings Co., Ltd., all of which currently manufacture predominantly crystalline or polycrystalline silicon solar modules, and First Solar, Inc., which currently manufactures thin film, cadmium telluride solar energy laminates on glass substrates. In addition, the price of polysilicon, a key raw material for polycrystalline silicon solar modules, has decreased substantially over the last several months thereby enhancing the competitiveness of these modules as compared to other solutions, including our solar laminates.

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

Our customers increasingly need financing to purchase our products, which exposes us to additional business and credit risks.

Availability and cost of financing are significant factors that affect demand for our products. Developers and owners of solar facilities typically require project financing before initiating a solar installation. Roofing contractors and other solar integrators must obtain working capital financing to carry inventory of our products and maintain their operations. Historically most of our customers have arranged their own financing without assistance from us, but with the illiquidity of current financing markets some of our customers have sought various forms of credit support from us. From time to time we may provide credit support to certain customers through open account sales or extended payment terms. Due to our size and capital constraints, we are not able to satisfy all credit requests by our customers. These credit support transactions expose us to credit risk, including the risk of default by customers.  In addition, if we are unable to provide credit to our customers, or otherwise induce third parties to satisfy customer credit demands, we could lose sales and be unable to sustain our future business plan.

Our Cobasys affiliate faces uncertain prospects and is a defendant in pending litigation with an affiliate of Daimler and the subject of a pending arbitration with an affiliate of Chevron the outcome of which is uncertain but may expose us to material liability if not settled or resolved favorably.

Cobasys, our joint venture formed to commercialize our NiMH battery technology, has generated losses since its formation. Cobasys had losses of approximately $74 million and obtained funding of approximately $84 million in 2007, and in January 2008 Cobasys management forecast losses of approximately $82-86 million and funding requirements of approximately $92-94 million for 2008. Cobasys management has not provided the members of Cobasys – OBC and CTV – with a current forecast for 2009. Nor have the members approved a 2008 or 2009 business plan and budget or been able to agree on a solution to Cobasys’ business issues or whether Cobasys should continue as a going concern if it cannot be sold in the near future. From February 2008 through March 2009 Cobasys received funding support from GM, its largest customer and potential purchaser, in the form of a loan for capital equipment purchases and a price increase on products sold to GM. In March 2009 GM informed CTV and OBC that it would not purchase Cobasys and GM began to curtail its funding support.

Cobasys is also a defendant in pending litigation initiated by MBUSI alleging that Cobasys is in breach of an agreement to produce batteries for MBUSI. MBUSI also claims that the members made misrepresentations and interfered with that alleged agreement. There is no assurance that Cobasys or the members will prevail in defending against the claims asserted by MBUSI or settling on satisfactory terms. If Cobasys does not prevail or settle on satisfactory terms it may not be able to continue as a going concern and the members’ efforts to sell Cobasys may be frustrated. If OBC does not prevail or settle on satisfactory terms it may be subject to material liability.

The members have approved Cobasys’ retention of bankruptcy counsel and a restructuring advisor to advise on bankruptcy-related alternatives. Meanwhile, the members are in active discussions with multiple other potential buyers, while also considering alternative, non-bankruptcy solutions. There is no assurance that Cobasys’ existing customer funding support will continue, what the future funding requirements may be or that the support, if provided, will otherwise be sufficient to permit Cobasys to continue as a going concern.

On September 10, 2007, CTV issued a notice of dispute and filed claims in arbitration against us and OBC relating to Cobasys. CTV’s original arbitration claim asserted damages in the amount of $162 million and sought injunctive and other relief and alleged that we and OBC breached and anticipatorily repudiated obligations to provide certain funding to Cobasys under the Operating Agreement. CTV subsequently filed a supplemental notice of dispute amending its claims to assert that we and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. Until September 2007, CTV historically funded Cobasys’ loss-generating operations through the purchase of preferred interests cumulating in excess of $168 million. From October 2007 through January 2008, CTV declined to purchase preferred interests and funded Cobasys in a manner that in our view violated the Cobasys Operating Agreement and applicable Michigan law. Since February 15, 2008 the arbitration has been suspended pursuant to an interim settlement agreement among us, OBC and CTV in order to pursue the potential sale of Cobasys to GM.  Since GM informed the members that it will not be proceeding with the purchase of Cobasys, the parties have amended the Interim Settlement Agreement three times for the purpose of extending the suspension of the arbitration. The parties are in discussions regarding an Amended and Restated Settlement Agreement that would provide for the parties to jointly dismiss the arbitration with prejudice and execute mutual releases upon either the completion of a Cobasys sale or a Cobasys bankruptcy proceeding. There is no assurance that Cobasys will be sold or that a bankruptcy proceeding will be commenced and concluded or that the arbitration will be dismissed with prejudice. If a sale or bankruptcy proceeding is not timely completed and the arbitration is resumed, we cannot assure you that we and OBC would prevail or otherwise avoid material liability.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

ENERGY CONVERSION DEVICES, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ Harry W. Zike
Harry W. Zike Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2009	By:	/s/ Mark D. Morelli
Mark D. Morelli President and Chief Executive Officer