Form 10-K
period 2009-06-30
ENERGY CONVERSION DEVICES INC
filed 2009-08-27
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
Registrant’s telephone number, including area code: (248) 293-0440
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☑ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	☐ Yes	☐ No
     As of December 31, 2008, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $1.1 billion based on the closing price as reported on the NASDAQ Global Select Market.
     As of August 20, 2009, there were 45,744,167 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement to be filed within 120 days of June 30, 2009 for the 2009 Annual Meeting of Stockholders.

ENERGY CONVERSION DEVICES, INC. and SUBSIDARIES
FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2009

PART I
Energy Conversion Devices, Inc. and Subsidiaries
Item 1: Business
     In this Report, we use the terms “Company,” “ECD,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, to refer to Energy Conversion Devices, Inc. and its consolidated subsidiaries. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”
Overview
     We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Our solar laminates have unique characteristics that differentiate them from conventional crystalline solar modules, including physical flexibility, light weight, high durability and ease of installation. These characteristics make our products particularly suitable for rooftop and building integrated photovoltaic (“BIPV”) applications, which are our target markets. We manufacture our solar laminates using a proprietary process and technology that we developed through nearly 30 years of research. Solar laminate sales represent more than 92% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.
Our Business Segments
     We operate our business in two business segments: United Solar Ovonic and Ovonic Materials. Financial information regarding each segment is available in Note 19, “Business Segments,” of the Notes to our Consolidated Financial Statements.
United Solar Ovonic
     Our United Solar Ovonic segment designs, manufactures and sells PV laminates that generate clean, renewable energy by converting sunlight into electricity. This business, which we conduct through our wholly owned subsidiary, United Solar Ovonic LLC (“USO”), is based principally on our pioneering technologies for thin-film amorphous silicon PV laminates and roll-to-roll manufacturing. In addition, subsequent to June 30, 2009, we completed the acquisition of Solar Integrated Technologies, Inc. (“SIT”), which will expand our sales activities to include design, development and installation of rooftop and BIPV systems and applications, as well as enhance our field engineering and technical support activities.
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
     We sell our PV laminates principally for commercial and industrial roofing applications. We believe we have a strategic competitive advantage because our PV laminates are readily adaptable for integration into various roofing materials. We sell most of our laminates to commercial roofing materials manufacturers, builders and building contractors, and solar power installers/integrators who incorporate our PV laminates into their products for commercial sale and then handle all aspects of the consumer relationship, including marketing, sales and service. We have developed similar relationships with residential roofing material manufacturers, who are developing applications to sell our laminates through their distributions and installation channels for the residential market. The adaptability of our lightweight, flexible PV laminates also presents opportunities for sales to developers of certain ground mount and other PV applications. In addition, as a consequence of our SIT acquisition in August 2009, we now have the capacity to sell and service complete rooftop and BIPV systems to end-user customers.
     We presently have 150MW of nameplate manufacturing capacity. We have an additional 28MW of nameplate manufacturing capacity attributable to our Auburn Hills 1 facility, which is offline as we consolidate certain of the production operations from this facility into our newer Auburn Hills 2 facility. This consolidation, which will lower overall costs and improve manufacturing efficiencies, is part of an overall program to reduce costs.
     We manufacture our PV laminates using our proprietary vacuum deposition and large-scale, roll-to-roll manufacturing processes to deposit amorphous silicon as a thin film on a large roll of stainless steel. We have designed, developed and manufactured the automated production equipment based on these proprietary process technologies. We believe our manufacturing process and product design create significant barriers to entry for competitors who may seek to produce products similar to our own. We also believe that consolidating our PV equipment design and manufacturing activities with our PV laminate manufacturing activities allows us to more effectively improve our manufacturing efficiency and reduce capital costs.
     Our PV sales compete with companies that currently manufacture and distribute products based on well-established technologies for electricity generation, as well as companies that currently manufacture and distribute products based on alternative energy generation technologies, such as solar and wind. Our principal competitors in the solar market include Sharp Corporation, Q-Cells AG, Evergreen Solar, Inc., Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”), SunPower Corp., Mitsubishi Electric Corporation, Yingli Solar, Trina Solar Limited, and Suntech Power Holdings Co., Ltd., all of which manufacture predominantly crystalline or polycrystalline silicon PV modules, and First Solar, Inc., which manufactures thin film, cadmium telluride PV modules on glass substrates. The competitiveness of alternative energy generation products in general, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets. SIT also competes with numerous developers, contractors and installers of PV systems principally for rooftop applications.
     We enter into long-term supply agreements, some of which are “take-or-pay” agreements (that require the customer to purchase a specified minimum amount of our products) with our customers. As of June 30, 2009, our backlog of anticipated product sales for fiscal years 2010 through 2016 was $1.6 billion (including sales to SIT, which we have since acquired, of $506.7 million). As of June 30, 2008, our backlog of anticipated product sales was approximately $1.5 billion. The Company’s estimate of anticipated product sales may be impacted by various assumptions, including anticipated price reductions, currency exchange rates, and overall customer demand. Anticipated product sales include future firm commitments under take-or-pay agreements, confirmed orders from customers as of June 30, 2009 and government contracts. For a discussion of the risks associated with our backlog and customer demand more generally, see Item 1A — Risk Factors.

     Our strategic customers include EDF En Developpement, Solardis-Soprasolar, Alwitra Flachdach Systeme GmbH, Advanced Green Technologies, Inc. (a unit of Advanced Roofing, Inc.), Marcegaglia Taranto S.p.A., Derbigum Suisse Sarl, and Centrosolar AG. Sales to EDF En Developpement represented 13% and 6%, respectively, of our product sales in this segment for fiscal years 2009 and 2008. Sales to Advanced Green Technologies represented 8% and 12%, respectively, of our product sales in this segment for fiscal years 2009 and 2008. Sales to SIT, which we recently acquired, represented 10% and 23%, respectively, of our product sales in this segment for fiscal years 2009 and 2008. For information about our revenues by geographic region, see Note 19 “Business Segments,” to our Notes to the Consolidated Financial Statements. For additional information concerning SIT, see Note 21 “Subsequent Events”, to our Notes to Consolidated Financial Statements.
     Our long-term research and development strategy involves reducing production costs, improving light-to-electricity conversion efficiency and identifying new commercial applications for our products. We seek to offset our research and development costs with third-party funding, including product development agreements and government funding. For example, in July 2007, we entered into a three-year cooperative agreement in which we will receive approximately $19 million from the Department of Energy under an innovative program, the Solar America Initiative, to increase the efficiency of our photovoltaic products, lower material costs and develop innovative installation methods in order to reduce overall system costs.
     The key raw materials used in our United Solar Ovonic segment business are: stainless steel, high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane, and polymer materials. We believe that we have adequate sources for the supply of key raw materials and components for our PV laminate manufacturing needs. We have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. We are actively managing our direct material costs through purchasing strategies, product design and operating improvements.
     Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan, and has manufacturing facilities in Auburn Hills and Greenville, Michigan and Tijuana, Mexico. We maintain sales offices in France, Germany, Italy, Spain, and the United States. Additionally, we have established a joint venture, United Solar Ovonic Jinneng Limited, which is organized under the laws of the People’s Republic of China, to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. We presently own 25% of the joint venture, with the option to increase our ownership to 51% in certain circumstances, and Tianjin Jinneng Investment Co. owns the remainder of the joint venture. The joint venture is expected to commence operations in the second quarter of fiscal year 2010.
Ovonic Materials
     Our Ovonic Materials segment invents, designs and develops materials and products based on our pioneering materials science technology. We seek to commercialize this technology internally and through third-party relationships, such as licenses and joint ventures. We are presently commercializing our NiMH materials and consumer battery technology through this segment. We are also engaged in pre-commercialization activities for our emerging technologies, the funding of which we seek to offset with royalties and licensing revenues and third-party funding, including product development agreements and government funding.

NiMH Batteries
     NiMH batteries are rechargeable energy storage solutions offering high power and energy, long cycle life and maintenance-free operation. They are adaptable to a broad range of consumer, transportation and stationary applications. Products utilizing our NiMH battery technology compete with lead-acid, nickel-cadmium and lithium battery technologies. NiMH batteries produce high energy and power for their weight and volume, do not contain any environmentally hazardous substances, have excellent durability and abuse tolerance, have a long cycle life, and provide excellent cost benefits.
     We commercialize our NiMH battery technology principally through third-party licensing arrangements with NiMH battery manufacturers throughout the world. We also sell proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries. We conduct our NiMH battery technology licensing and materials manufacturing activities through our consolidated subsidiary Ovonic Battery Company, Inc., in which we have a 91.4% equity interest and the balance is owned by Honda Motor Company, Ltd. (3.2%), Sanoh Industrial Co., Ltd. (3.2%) and Sanyo (2.2%). Subsequent to June 30, 2009, we completed the sale of our interest in Cobasys LLC, our former joint venture through which we also commercialized our NiMH battery technology. See Note 21 “Subsequent Events”, to our Notes to Consolidated Financial Statements.
Licensing
     We have licensed our NiMH battery technology to NiMH battery manufacturers, principally for consumer and transportation applications, on a royalty-bearing, nonexclusive basis. We are presently receiving royalties from manufacturers who are currently producing NiMH batteries using our technology.
     Royalties from Sanyo for consumer and transportation applications represented 36% and 24%, respectively, of our revenues in this segment for fiscal years 2009 and 2008.
Materials Manufacturing
     We produce proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries, which we sell to licensees of our NiMH battery technology. Our positive electrode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. Sales to Gold Peak Industries (Holdings) Limited represented 100% and 96%, respectively, of our NiMH materials product sales in this segment and 18% and 34%, respectively, of our total revenues in this segment for fiscal years 2009 and 2008. We conduct our manufacturing operations at an automated facility in Troy, Michigan.
     The key raw materials used in our nickel hydroxide business are primarily nickel and cobalt. All of the raw materials used are generally readily available from numerous sources, but interruptions in production or delivery of key raw materials could have an adverse impact on our manufacturing operations in this segment. Prices for these raw materials fluctuate in the normal course of business due to supply and demand. Our product pricing formula to our customers is based on the raw material price.
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

Ovonic Solid Hydrogen Storage Technologies
     Hydrogen is a clean and efficient fuel source that yields more energy per unit of weight than any other combustible fuel, and we are developing a practical approach to storing hydrogen in a solid metal matrix at low pressures using a family of efficient metal hydrides. Our solid hydrogen storage solutions have several advantages over conventional gaseous and liquid storage solutions, including improved volumetric density and greater safety due to our technology’s low-pressure refilling and storage capabilities. We are presently manufacturing and selling pre-production volumes of portable hydrogen canisters in our Rochester Hills, Michigan facility.
Ovonic Metal Hydride Fuel Cell Technologies
     Fuel cells are environmentally-clean power generators in which hydrogen and oxygen are combined to produce electricity, with water and heat as the only byproducts. Our Ovonic metal hydride fuel cell technology is a proprietary approach which provides a lower-cost solution in comparison to conventional proton exchange membrane (“PEM”) fuel cells, which require expensive platinum catalysts. As part of our development activities, we have demonstrated high power fuel stacks utilizing our metal hydride fuel cell technology that meet the power ratings of certain commercially-available fuel cells for the stationary market at a fraction of the cost.
Ovonic Biofuel Reformation Technologies
     Hydrogen is a widely used industrial gas. Our Ovonic reformation technology produces high-purity hydrogen in a safe process from multiple renewable biofuel and biomass sources at far lower operating temperatures than commercial processes and without the generation of carbon dioxide gas. Our proprietary process has the potential to dramatically reduce distributed hydrogen cost by eliminating high transportation costs. We are presently seeking funding as we move from laboratory-scale development to pilot scale production.
Ovonyx
     Our Ovonyx joint venture is commercializing our proprietary Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off, including cell phones, PDAs, digital cameras and microelectronics. OUM, which is also known in the semiconductor industry as phase-change random access memory (PRAM and PC-RAM), offers several advantages over conventional nonvolatile memory, including significantly faster write time, greater scalability, lower power utilization and longer life, and is compatible with existing complementary metal-oxide-semiconductor (“CMOS”) manufacturing processes.
     We own 39.3% (or 30.7% on a fully diluted basis after giving effect to the exercise of stock options and warrants) of the common stock of Ovonyx. As part of this joint venture arrangement, we have contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of Ovonyx’s annual gross revenue as a royalty.
     Ovonyx has entered into royalty-bearing, nonexclusive license agreements with Intel Corporation, Samsung Electronics Co., Ltd., Elpida Memory, Inc., STMicroelectronics N.V., BAE Systems, Hynix Semiconductor, Inc., and Numonyx B.V., to produce OUM products. Under most of these agreements,

Ovonyx is also participating in joint development programs to assist in the commercialization of OUM phase-change memory products.
Our Technology and Intellectual Property
     The principal markets in which we compete — the alternative energy generation, energy storage and information technology markets — are characterized by rapid change and competition driven by technological and product performance advantages, as well as cost. We have driven some of this activity through our pioneering and proprietary materials, product and production process technologies. At the same time, we are actively engaged in product design and development to commercialize and improve our materials, products and production processes.
Research and Development Expenditures
     Our research and development expenditures are reflected as cost of revenues from product development agreements and product development and research expenses in our Consolidated Statements of Operations. We seek to offset our research and development costs with third-party funding, including joint ventures, product development agreements and government funding.
Patents and Intellectual Property
     We maintain an extensive patent portfolio presently consisting of approximately 270 U.S. patents and over 300 foreign counterparts to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our business segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our business segments.
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
     We believe that we have derived a key business and technological advantage through our research and development activities by continuously inventing new technologies and improving our existing materials, products and production processes. However, even as we successfully pursue these research and development activities, some of our technologies, particularly in the alternative energy generation and energy storage markets, presently face commercial barriers as compared to well-established conventional technologies, including infrastructural barriers, customer transition costs and higher manufacturing costs associated with present production volumes. The competitiveness of products based on our technologies in these areas is typically enhanced by external factors, including rising energy costs, concerns regarding energy security and governmental incentives at the consumer level. Our long-term goal is to compete directly in energy markets without subsidies.
Our Employees
     As of June 30, 2009, we employed approximately 1,800 people, approximately 1,100 of whom are located in the United States.
Available Information
     Our website address is www.ovonic.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct, charters for the committees of our Board of Directors and other information related to the Company. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A: Risk Factors
The continuing global economic, capital markets and credit disruptions pose risks for our business segments.
     The continuing global economic, capital markets and credit disruptions pose risks for our business segments. These risks include slower economic activity and investment in construction projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products, including our solar laminates and for the solar development and installation services of SIT. Further, these conditions have caused some of our customers to be unable to fully comply with the terms of their agreements to purchase our solar laminates.
     Continued decreases in credit availability as well as continued economic instability may adversely impact our existing or future business and require that we reallocate product shipments from customers who are unable to satisfy their contractual obligations to other customers or pursue other remedies, including contract renegotiation.
The decline in polysilicon prices, and the increase in the global capacity of PV products, is causing downward pressure on the prices of our products, resulting in lower revenues and earnings.
     Polysilicon, a key raw material for traditional glass panel PV products, is readily available to solar cell and module manufacturers after several years of short supply and prices have been falling rapidly. These price reductions are resulting in price reductions of solar cells and modules that compete with our laminates. While we believe our laminates have unique characteristics that make them attractive for a variety of applications, particularly BIPV installations, the market price decline of competitive products is resulting in downward pressure on our pricing that negatively impacts our revenues and earnings.
We have instituted demand creation initiatives that are extending our business model and subjecting us to additional business and financial risks.

     We have instituted demand creation initiatives in our United Solar Ovonic segment to stimulate demand for our products. Certain of these initiatives, such as offering project financing and acquiring SIT, extend our existing business model in this segment from principally manufacturing and selling laminates through our channel partners to include development, design, installation, maintenance, financing and ownership of PV projects. As a result, these initiatives will expose us to additional business risks, such as credit risks (project financing) and project construction and performance risks (SIT acquisition), which may be significant. Some of these initiatives, such as project financing, are capital intensive, and there can be no assurances that our existing capital resources will be sufficient to meaningfully stimulate demand. Additionally, certain of these initiatives will require us to redeploy our capital resources from other initiatives, such as our manufacturing capacity expansion, which may impair our ability to pursue these other initiatives and realize their benefits. Further, there can be no assurance that these initiatives will successfully stimulate demand for our products.
In response to market conditions, we have instituted capital expenditure and cost reduction initiatives that are impacting our financial performance and our cash resources and will continue to do so in the future.
     We have instituted a number of cost reduction initiatives to improve our cost structure and preserve capital in response to market conditions. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. In addition, in response to market conditions, we temporarily suspended our manufacturing capacity expansion in our United Solar Ovonic segment and reduced our production in this segment. We recognized under-absorption of overhead costs resulting from our production adjustments and may recognize similar costs in the future if we do not operate our facilities at production capacity. If our production levels and related cash flows remain at reduced levels we may be required to record an impairment to our plant and equipment, which could have a material adverse effect on our financial position and results of operations. Furthermore, there can be no assurance that market demand will align with our present manufacturing capacity and, as a result, our business could be materially adversely affected.
Volatility in customer demand in the solar industry could affect future levels of sales and profitability and limit our ability to predict such levels; if we are unable to balance our production levels with customer demand, our business and financial results will be materially adversely impacted.
     In June 2008, in order to meet increasing demand for our products, we announced the active expansion of our production capacity and the commencement of a plan to reach 1GW of annual production capacity by 2012. In March of 2009, we announced that we were slowing the pace of our “demand-driven” production and expansion plan to better reflect the present impact of credit availability on project flow in the global pipeline for photovoltaics. In connection with this announcement we have delayed expansion at our Greenville facility and Battle Creek facility, which will reduce our capital expenditures and allow us to preserve and, in strategic situations, redeploy our capital in other areas. When market conditions and visibility improves, we believe that we can quickly re-initiate our manufacturing capacity expansion, as a result of the operational improvements we have made with respect to the construction and ramp of new facilities. In the meantime, however, we will have to ensure that we balance our production levels with demand for our products.
     Historically, we have maintained moderate lead times, which has enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products. As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.
We have acquired SIT to extend our business model and enhance our competitiveness, but we face integration and other related risks arising from this acquisition that could expose us to liability or cause us not to achieve these benefits.
     We have begun the process of integrating SIT into our business, which we expect will require significant resources until completed in the second half of fiscal year 2010. However, we may not be able to integrate SIT successfully into our existing business and could incur or assume unknown or contingent liabilities as a result of this acquisition or fail to realize the expected improvements in our engineering and technical capabilities or responsiveness to market opportunities. We also may incur acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets as a result of this acquisition. We also may lose some laminate sales from customers who choose to withdraw business from us because they perceive SIT to be a competitor. If any of these possibilities occur, our business could be materially adversely affected.
We face intense competition from other companies producing solar energy and other renewable energy products.
     The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future core products, namely solar laminates, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. In addition, many of our competitors manufacture predominantly crystalline or polycrystalline silicon solar modules which are currently sold at lower cost than our solar laminates.
     We may also face competition from new entrants to the solar energy market, including those that offer more advanced technological solutions or that have greater financial resources. A significant number of our competitors are developing or currently producing products based on more advanced solar energy technologies, including amorphous silicon, string ribbon, copper indium gallium (di)selenide, and nano technologies, which may eventually offer cost and technology advantages over the technologies currently used by us. A widespread adoption of any of these technologies could result in a rapid decline in our position in the solar energy market and our revenue if we fail to adopt such technologies or develop new technologies. Furthermore, the entire solar energy industry also faces competition from conventional energy (for example a decline in base grid electricity prices), and non-solar renewable energy providers. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.
     Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing because of their economies of scale and their ability to purchase raw materials at lower prices. As a result, those competitors may have stronger bargaining power with their suppliers and may have an advantage over us in negotiating favorable pricing, as well as securing supplies in times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks, balance of system capabilities, and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.
Our customers increasingly need financing to purchase our products, which exposes us to additional business and credit risks.
     Availability and cost of financing are significant factors that affect demand for our products. Developers and owners of solar facilities typically require project financing before initiating a solar installation. Roofing contractors and other solar integrators must obtain working capital financing to carry inventory of our products and maintain their operations. Historically most of our customers have arranged their own financing without assistance from us, but with the illiquidity of current financing markets some of our customers have sought various forms of credit support from us. From time to time we may provide credit support to certain customers through open account sales or extended payment terms. Due to our size and capital constraints, we are not able to satisfy all credit requests by our customers. These credit support transactions expose us to credit risk, including the risk of default by customers. In addition, if we are unable to provide credit to our customers, or otherwise induce third parties to satisfy customer credit demands, we could lose sales and be unable to achieve our future business plan.
We have a history of losses and our future profitability is uncertain; the failure to maintain sustainable profitability could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Since our inception, we have incurred significant net losses. Principally as a result of ongoing operating losses, we had an accumulated deficit of $312.7 million as of June 30, 2009. However, we generated net income of $12.5 million for the year ended June 30, 2009, and our goal is to operate our business in such a way that such profitability is sustainable over the long term. Nonetheless, we may be unable to sustain or increase our profitability in the future, which in turn could materially and adversely impact our ability to repay our debt and could materially decrease the market value of our common stock (and as a result, the value of our convertible senior notes). We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:
•	continuously improve our manufacturing operations, whether domestically or internationally;

•	service our debt obligations;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement our demand creation initiatives, which may include project financing and strategic acquisitions;

•	implement internal systems and infrastructure to support our growth; and

•	retain key members of management, retain other personnel and hire additional personnel.

     We do not know whether our revenue will grow at all or grow rapidly enough to absorb these costs and our limited operating history under our current business strategy and new management team makes it difficult to assess the extent of these expenses or their impact on our operating results. If we fail to sustain profitability, our business, results of operations, financial condition and cash flows could be materially adversely affected.
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
     We have a PV laminate manufacturing facility in Tijuana, Mexico, and have established a joint venture in Tianjin, China, to manufacture PV laminates. Also, a portion of our expenses are denominated in currencies other than U.S. dollars. International operations and transactions are subject to certain risks inherent in doing business abroad, including:
•	the potential that we may be forced to forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities;

•	difficult and expensive compliance with the commercial and legal requirements of international markets;

•	difficulty in interpreting and enforcing contracts governed by foreign law, which may be subject to multiple, conflicting and changing laws, regulations and tax systems;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, currency exchange controls, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar laminates and reduce our market share in some countries;

•	being subjected to additional withholding taxes or other tax on our foreign income or tariffs and other restrictions on foreign trade and investment, including currency exchange controls;

•	being subjected to fluctuations in exchange rates which may affect product demand and our profitability in U.S. dollars to the extent the price of our solar laminates and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	limitations on dividends or restrictions against repatriation of earnings;

•	difficulty in recruiting and retaining individuals skilled in international business operations; and

•	increased costs associated with maintaining international marketing efforts.
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
     We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, and environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual countries and states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.
We receive a significant portion of our revenues from a small number of customers.
     We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 46%, 50% and 40% of our total revenue for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Any loss or material reduction in sales to any of our top customers would be difficult to recoup from other customers and could have an adverse effect on our sales, results of operations, financial condition and cash flows.
The reduction or elimination of government incentives related to solar power could cause our revenues to decline.
     Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain, France, Greece, China and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar laminates and lower our revenue.
We must continue to develop and market new and innovative products and there can be no assurance that such efforts will be successful.
     Our financial performance depends in part on our ability to enhance our existing solar laminates, develop new and innovative products and product applications, reduce our costs of producing solar laminates, and adopt or develop new technologies that continue to differentiate our products from those of our competitors. The continued demand for our solar laminates is premised in part on the features of our solar laminates that distinguish them from the solar laminates of our competitors and the resulting unique product applications. These features include physical flexibility, the ability of our laminates to be integrated with roofing materials, light weight, superior resistance to wind lift, durability, no roof penetration and ease of installation. There are companies using similar or competitive technologies that have introduced or announced plans to introduce solar laminates incorporating some or all of these features. In addition, all solar laminates compete based on efficiency and significant advances in the efficiency of the solar laminates of our competitors also could provide them with a competitive advantage. If we fail to enhance our existing solar laminates, develop new and innovative products and product applications, or adopt or develop new technologies that continue to differentiate our products from those of our competitors, our business, financial condition and results of operations could be adversely affected.
The expansion of our business into new markets, such as residential, may increase our exposure to certain risks, including class action claims.
     We are developing new applications of our solar technology, including solar laminates to be integrated into residential roofing materials. Our new solar technology applications may not gain market acceptance and we may not otherwise be successful in entering new markets, including the market for residential applications. Moreover, entry into new markets may increase our exposure to certain risks that we currently face or expose us to new risks. For example, the residential construction market for solar energy systems is exposed to different risks than the commercial construction markets, including more acute seasonality, sensitivity to interest rates, and other macroeconomic conditions, as well as aesthetics and enhanced legal exposure. In particular, new home developments can result in class action litigation when one or more homes in a development experience problems with roofing or power systems. If we enter the residential market and experience product failures that create property damage or personal injury, we may be exposed to greater liability of a different nature than with respect to product failures in commercial building applications.
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

     We actively manage our raw materials and other supply costs through purchasing strategies, product design and operating improvements; however our management may not always be effective, which could adversely impact our supply chain and financial condition. Some of our suppliers may be unable to supply our demand for raw materials and components. In such event, we may be unable to identify new suppliers or qualify their products for use in our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers also may be less suited for our technology and yield solar laminates with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar laminates manufactured with the raw materials from our current suppliers. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar laminates or increase our manufacturing cost.
Significant warranty and product liability claims could adversely affect our business and results of operations.
     We may be subject to warranty and product liability claims in the event that our solar laminates or PV systems fail to perform as expected or if a failure of our solar laminates or PV systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar laminates and PV systems are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, because the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. As a result of our acquisition of SIT, we may be subject to warranty and product liability claims associated with the manufacture, sale and installation of products by SIT before the acquisition. Moreover, we may not have adequate resources in the event of a successful claim against us.
     Our current standard product warranty for our solar laminates ranges from 20-25 years. We believe our warranty periods are competitive with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we test our solar power products for reliability and durability, we cannot ensure that we effectively simulate the 20-25 year warranty period. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our financial results.
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
     Except in the instance of specific events involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions, our outstanding convertible debt is not convertible until March 15, 2013. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. Since we cannot predict the future trading price of our common stock, we cannot estimate the number of shares that will be issued at the time of conversion and the effect of those shares on the trading price of the common stock or the effect on earnings per share.
If we lose key personnel or are unable to attract and retain qualified personnel to maintain and expand our business, financial condition, results of operations and prospects could be adversely affected.
     Our success is highly dependent on the continued services of the senior management team and of a limited number of skilled managers, scientists and technicians. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.
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
We are subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals that may expose us to liability and other compliance risks.
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
     The operation of our manufacturing facilities entails the use and handling of potentially harmful substances, including toxic and explosive gases that pose inherent risks of environmental damage or personal injury. Although we believe that we are in material compliance with environmental regulations, rules and regulations, there can be no assurance that we will not incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances into the environment. We may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these facilities in the event of a release of hazardous substances into the environment by our operations.
     For example, our manufacturing process involves the controlled storage and use of silane and germane gases, both of which are toxic and combustible. Although we have rigorous safety procedures for handling these materials, the risk of accidental injury from such hazardous materials cannot be completely eliminated. If we have an accident at one of our facilities involving a release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations.
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
     As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us due to the restrictions imposed by the credit facility. In addition, the failure to comply with these covenants could result in a default, which could permit the lenders and debt holders to accelerate such debt.
Our ability to utilize our net operating loss carryforwards could be substantially limited if we experience an ownership change under the Internal Revenue Code, which may adversely affect our results of operations and financial condition.
     As a result of our past financial performance, we have significant operating loss and research and development credit carryforwards which expire from 2010 to 2027. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards in years after the ownership change. An “ownership change” for purposes of Section 382 of the Code generally refers to any change in ownership of more than 50% of the company’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning, directly or indirectly, 5% or more of the stock of a company or any change in ownership arising from a new issuance of the company’s stock.
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
     Together with our subsidiaries, we have a significant amount of debt and debt service requirements. As of June 30, 2009, we have approximately $316.3 million of outstanding debt. This level of debt and related debt service could have significant consequences on our future operations, including:
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
     Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations, liquidity and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debt and other obligations.

Item 1B: Unresolved Staff Comments
     None.
Item 2: Properties
     Our corporate headquarters is located in Rochester Hills, Michigan. We currently lease our headquarters, together with adjacent facilities in Rochester Hills, which we use principally for our Ovonic Materials segment and for our corporate activities. These facilities, including our headquarters, provide an aggregate of approximately 160,000 square feet for technical and administrative uses, and are supplemented by an aggregate of approximately 10,000 square feet of additional leased facilities in Troy, Michigan, for research and development and manufacturing purposes.
     Our United Solar Ovonic segment’s headquarters is located in Auburn Hills, Michigan; we lease sales offices in San Diego, California; Villafranca, Italy; Paris, France; Madrid, Spain; and Frankfurt/Main, Germany. We lease two manufacturing facilities in Auburn Hills for this segment: one of these facilities (approximately 167,000 square feet) also contains the segment’s headquarters; the other facility (approximately 172,000 square feet) became operational in December 2006. We also lease an approximately 42,000 square feet facility in Troy, which houses our research and development and a 320,000 square feet facility in Tijuana, Mexico, which principally assembles PV laminates for PV cells produced at our Greenville, Michigan, plant.
     We own two manufacturing facilities in Greenville, Michigan. Each is approximately 280,000 square feet. We own approximately 25 acres of land in Battle Creek, Michigan upon which we have started the construction of a building for our manufacturing expansion, which we have paused in the third quarter of fiscal year 2009 until market conditions improve.
     SIT, which we recently acquired, has its global headquarters in Los Angeles, California; its European headquarters in Mainz, Germany; a manufacturing facility in Los Angeles, California; and a roofing operation facility in Los Angeles, California. All of these facilities are leased.
Item 3: Legal Proceedings
     We are involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, liquidity, consolidated financial position or results of operations.
     On September 10, 2007, Chevron Technologies Ventures LLC (“CTV”) issued a notice of dispute and filed claims in arbitration (the “CTV Arbitration”) seeking damages and injunctive and other relief and alleging that Energy Conversion Devices, Inc. (“ECD”) and Ovonic Battery Company, Inc. (“OBC”) had breached and anticipatorily repudiated obligations under the Amended and Restated Operating Agreement dated as of December 2, 2004 among ECD, OBC and CTV (the “Operating Agreement”) to provide certain funding to Cobasys LLC (“Cobasys”). CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. ECD and OBC denied CTV’s allegations and filed a counterclaim, seeking damages and injunctive and other relief on the ground that CTV had acted unilaterally and in violation of the Operating

Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement. The arbitrator held a hearing in January 2008 on our and OBC’s application for partial judgment on the pleadings seeking to dismiss CTV’s initial and amended claims and CTV’s request for declaratory relief, seeking an order declaring that OBC and ECD must meet their alleged funding obligations and not block a sale of Cobasys by dishonoring CTV’s preferred interest.
     On July 30, 2008 Mercedes-Benz U.S. International, Inc. (“MBUSI”) filed a complaint and motion for preliminary injunction (the “MBUSI Lawsuit”) against Cobasys, CTV and OBC in the Federal District Court for the Northern District of Alabama alleging that Cobasys breached a contract for production of nickel metal hydride battery packs and that CTV and OBC intentionally interfered with MBUSI’s business relations through actions in their capacities as owners of Cobasys. MBUSI subsequently amended its complaint to add a claim of conspiracy against Cobasys, CTV and OBC arising from the same conduct alleged in the initial complaint.
     On June 26, 2009, in connection with an agreement for OBC and CTV to sell their interests in Cobasys to a third party, (1) ECD, OBC, and CTV entered into a Second Interim Settlement Agreement temporarily suspending the CTV Arbitration and providing for the dismissal of the CTV Arbitration, and the execution of a settlement agreement and release among the parties, upon the consummation of such sale, and (2) Cobasys, ECD, OBC, CTV and MBUSI entered into a Settlement Agreement and Mutual Release temporarily suspending the lawsuit and providing for the dismissal of the lawsuit upon the consummation of such sale. The sale was consummated on July 13, 2009, and the CTV Arbitration and MBUSI Lawsuit were each dismissed, with prejudice, on July 13, 2009. ECD, OBC, and CTV also entered into a Settlement Agreement and Release as of July 13, 2009.
Item 4: Submission of Matters to a Vote of Security Holders
     Not applicable

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “ENER.” As of August 20, 2009, there were 1,556 holders of record of our common stock.
     The following table sets forth the range of high and low closing prices for our common stock as reported by The Nasdaq Global Select Market, Inc. for each period indicated:

	For the year ended June 30,
	2009		2008
	High	Low	High	Low
	(in dollars per share)
First Quarter (July — September)	$79.38	$53.05	$36.00	$22.26
Second Quarter (October — December)	61.77	18.50	36.45	22.90
Third Quarter (January — March)	29.38	13.23	34.28	20.47
Fourth Quarter (April — June)	20.51	13.37	83.33	29.55
Dividends
     We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.
Stock Repurchases
     During the year ended June 30, 2008, the Company repurchased 11,245 shares of common stock from the Company’s Chief Executive Officer for payment of tax withholdings upon the vesting of restricted stock awards.
Stock Price Performance Graph
     The following graph compares the cumulative 5-year total return provided shareholders on Energy Conversion Devices, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Clean Edge Green Energy index. The Company’s previous industry comparison, the NASDAQ Clean Edge Index (CLEN) no longer exists therefore we have transitioned to the NASDAQ Clean Edge Green Energy Index (CELS). Data for the NASDAQ Composite and the NASDAQ Clean Edge Green Energy Index assume market cap weighting and reinvestment of dividends over a five-year period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 30, 2004 and its relative performance is tracked through June 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Energy Conversion Devices, Inc., The NASDAQ Composite Index
And The NASDAQ Clean Edge Green Energy Index

	6/30/2004	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009
Energy Conversion Devices, Inc.	100.00	198.76	323.53	273.71	654.00	125.67
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
NASDAQ Clean Edge Green Energy	100.00	102.23	119.43	160.46	190.56	103.36

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6: Selected Financial Data
     Set forth below is certain financial information derived from the Company’s audited consolidated financial statements.

	Year Ended June 30,
	2009		2008		2007		2006	2005

	(in thousands, except per share data)
Consolidated Statements of Operations
Total Revenues	$316,293		$255,861		$113,567		$102,419	$156,570

Net income (loss) from continuing operations before discontinued operations and extraordinary item	12,456	(1)	3,853	(1)	(25,231	)(1)	(18,910)	49,462
Discontinued operations, net of tax benefit	—		—		—		314	(1,393)
Extraordinary item, net of tax	—		—		—		—	2,263

Net income (loss)	$12,456	(1)	$3,853	(1)	$(25,231	)(1)	$(18,596)	$50,332

Basic earnings (loss) per share
Continuing operations	$0.29		$0.10		$(0.64)		$(0.58)	$1.80
Discontinued operations	—		—		—		0.01	(0.05)
Extraordinary item	—		—		—		—	0.08

	$0.29		$0.10		$(0.64)		$(0.57)	$1.83

Diluted earnings (loss) per share
Continuing operations	$0.29		$0.09		$(0.64)		$(0.58)	$1.67
Discontinued operations	—		—		—		0.01	(0.05)
Extraordinary item	—		—		—		—	0.08

	$0.29		$0.09		$(0.64)		$(0.57)	$1.70

Consolidated Balance Sheets
Total Assets	$1,069,178		$1,041,967		$600,679		$596,342	$198,063
Long-Term Obligations	337,662		342,055		25,796		25,594	10,204

(1)	Includes restructuring charges of $2.2 million, $9.4 million and $5.4 million in 2009, 2008 and 2007, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2009. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes appearing elsewhere in this report.
Overview
     We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates, that generate clean, renewable energy by converting sunlight into electricity. Solar laminate sales represent more than 92% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology, sell high performance nickel hydroxide used in NiMH batteries, and receive funds for product development agreements under government sponsored programs.
     The following key factors should be considered when reviewing our results for the periods discussed:
•	Our consolidated financial results are driven primarily by the performance of our United Solar Ovonic segment. Our United Solar Ovonic segment accounted for 96% and 94% of our total revenue in the fiscal years ended June 30, 2009 and 2008, respectively. Our United Solar Ovonic segment generated operating income of $44.5 million and $31.6 million in the fiscal years ended June 30, 2009 and 2008, respectively. Given the expected growth of this segment (as discussed below) relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•	Global economic, capital markets and credit disruptions have significantly impacted current market conditions in the solar market and created uncertainty, but we believe that growth opportunities will resume in calendar year 2010. We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global financial constraints are impacting the funding of solar projects that otherwise have strong strategic rationale and/or financial returns. These macroeconomic conditions are adversely impacting our customers, including some customers (who are unable to fully comply) with take-or-pay agreements, and, as a result, our revenues and net income are likewise adversely impacted. We are working with our customers to preserve relationships and maximize long-term value by, among other things, reallocating product shipments to other customers and pursuing other remedies (including contract renegotiations), as appropriate on a case-by-case basis. We also continue to be encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, such as our solar laminates. Recent government support in this direction includes renewable energy spending and incentive programs included in the American Recovery and Reinvestment Act, and the solar investment tax credit initiatives enacted as part of the U.S. Emergency Economic Stabilization Act of 2008, including an 8-year extension of the 30%, uncapped investment tax credit for commercial and residential solar installations, and permitting utilities to benefit from these tax credits. Pending energy legislation would also adopt a national renewable portfolio standard. We believe that these programs will provide meaningful stimulus for U.S. growth in calendar year 2010.

•	We are adjusting our production in our United Solar Ovonic segment and reducing costs to respond to near-term market conditions and improve our overall competitiveness. In June 2008, in order to meet increasing demand for our products, we announced the active expansion of our production capacity and the commencement of a plan to reach 1GW of annual production capacity by 2012. In March of 2009, we announced that we were slowing the pace of our “demand-driven” production and expansion plan to better reflect the present impact of credit availability on project flow in the global pipeline for photovoltaics. In connection with this announcement, we have implemented actions, including temporary production hiatuses and a consolidation of certain production operations from our Auburn Hills 1 facility into our newer Auburn Hills 2 facility. This consolidation, which will lower overall costs and improve manufacturing efficiencies, is part of an overall program to reduce costs. Other activities focus on improvement in our operations to generate higher throughput and yield, reductions in administrative costs, and raw material cost reductions. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We have also recognized under-absorption of fixed overhead costs, and associated period costs, resulting from our production adjustments and may recognize similar costs and/or asset impairments in the future if we do not operate our facilities at productive capacity. At the same time, we intend to continue to invest strategically in our business, for example to bolster our sales and marketing functions and to add technical competencies related to application engineering and structured finance. Additionally, in July 2009, we approved a project to upgrade our deposition process, materials and equipment in our Auburn Hills 1 facility. The project will utilize existing equipment in Auburn Hills as well as equipment from our other facilities and will require an additional investment. This action temporarily reduces our production capacity in this facility until the project is completed. We expect that these activities will improve our competitiveness and margins, both in the near-and long-term.

•	We are enhancing our revenues in our United Solar Ovonic segment through a demand creation strategy, which includes focusing on customers and markets where our solar laminates have a competitive advantage, particularly the rooftop market. As indicated above, there have been disruptions in the solar markets caused by global macro economic conditions. At the same time, competition within the solar market is increasing primarily as a result of sharp declines in the pricing of polysilicon, a key raw material in traditional, rigid PV modules. We are continuing to concentrate on the rooftop market, particularly the BIPV market, which we believe represents the most attractive opportunity for our solar laminates. The physical flexibility, durability and lightweight nature of our solar laminates makes them an attractive value proposition for the BIPV market, particularly commercial rooftop applications, where our solar laminates can be integrated with roofing materials and other building products. Our strategy is to increase our sales in the rooftop market, which includes developing new channels for rooftop applications, such as the utilities channel, and designing new rooftop applications, such as residential applications. We are also developing new applications that leverage the unique characteristics of our laminates, such as landfill covers.

•	We are strategically deploying our capital resources to implement our demand creation strategy in our United Solar Ovonic segment and enhance our business model. As described below, we have paused our manufacturing capacity expansion, upon which we had previously principally focused our capital resources, in response to weakened market conditions. We are now utilizing our capital resources to, among other things, offer financing to encourage and support the installation of systems utilizing our laminates, and make strategic acquisitions, like the recent acquisition of SIT (as described below). We expect to strategically deploy our capital resources to improve our capabilities, enhance our competitiveness, and opportunistically develop demand under current market conditions. These activities may impact the adequacy of our existing capital resources in re-starting our manufacturing capacity expansion when market conditions improve.

•	Subsequent to June 30, 2009, we have acquired and are integrating Solar Integrated Technologies, Inc. to extend our value proposition and improve our overall competitiveness as part of our demand creation and operational excellence initiatives. SIT is a global leader in designing, developing, bonding, installing and servicing rooftop PV systems, and has significant field experience with our laminates. SIT’s core competencies in rooftop solar are expected to improve our engineering and technical capabilities to better support our channel partners in Europe and the U.S. and to provide a platform for directly participating in the growing U.S. market. SIT’s expertise is also expected to enhance our applications activities to improve our responsiveness to market opportunities and reduce overall systems costs for rooftop installations of our laminates. We have begun the process of integrating SIT into our business, which we expect will require significant resources until completed in the second half of fiscal year 2010.

•	We are pausing our manufacturing capacity expansion in our United Solar Ovonic segment to respond to existing uncertainties in the market consistent with our demand driven expansion strategy. We presently have 150MW of nameplate capacity and are delaying further manufacturing capacity expansion until market demand and visibility improves. We have delayed expansion at our Greenville facility and planned Battle Creek facility, which will reduce or defer our capital expenditures and allow us to preserve and, in strategic situations, redeploy our capital in other areas (as described above). When market conditions and visibility improves, we believe that we have the operational capabilities to quickly re-initiate our manufacturing capacity expansion, as a result of the improvements we have made with respect to the construction and ramp of new facilities. We do not presently believe that we will expand to 300MW of nameplate capacity by 2010 or 1GW by 2012.

•	We are profitably operating our Ovonic Materials segment and are continuing to realize value from our technology portfolio. We have developed proprietary technologies in our Ovonic Materials segment that we believe have value, including technologies for NiMH batteries, solid hydrogen storage, metal hydride fuel cells, and biofuel reformation. The development activities for these technologies have been substantially balanced with external sources of revenues, such as royalties and development agreements (principally government contracts), to align our development commercialization efforts at sustainable levels. We are continually evaluating commercialization opportunities and strategic alternatives to maximize value for these technologies, which may include licenses, joint ventures, and sales. We completed the disposition of our Cobasys joint venture interest, but retained certain technology and royalty rights.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production, measured in megawatts (“MW”) per annum, and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment.

     In March 2009, we implemented an organizational restructuring to consolidate certain production operations from our Auburn Hills 1 facility into our newer Auburn Hills 2 facility which reduced the combined production capacity from these facilities. This consolidation, which lowered overall costs and improved manufacturing efficiencies, is part of an overall program to reduce costs. Additionally, we have realigned our workforce based on our demand creation strategy and will recognize improved efficiencies as a result. We have incurred total restructuring costs of $1.7 million through June 30, 2009 as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We are continuing to evaluate our facilities infrastructure and personnel requirements based on our consolidated and realigned business activities to identify additional cost savings opportunities and may undertake additional restructuring activities, and record additional restructuring charges, as a result.
Results of Operations
     The following table summarizes each of our business segment’s operating results for the last three fiscal years ended June 30, together with the revenue and expenses related to Corporate and Other that are not allocated to the business segments during these periods:

	Revenues			Operating Income (Loss)
			(in thousands)
	2009	2008	2007	2009	2008	2007
United Solar Ovonic	$302,758	$239,398	$98,363	$44,537	$31,644	$1,962
Ovonic Materials	13,317	16,066	14,635	3,912	899	(13,706)
Corporate and Other(1)	218	397	569	(27,763)	(36,604)	(30,758)

Consolidated	$316,293	$255,861	$113,567	$20,686	$(4,061)	$(42,502)

(1)	Revenues consist primarily of services, facilities and miscellaneous administrative and laboratory and machine shop services provided to certain non-consolidated affiliates; expenses primarily include corporate operations, including facilities, human resources, legal, governance, finance, information technology, business development, purchasing and restructuring. The operating income (loss) for 2009, 2008 and 2007 includes restructuring costs associated with the Company’s restructuring plan.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
United Solar Ovonic Segment

	Year Ended June 30,
	2009	2008
	(in thousands)
REVENUES
Product sales	$292,402	$231,519
Revenues from product development agreements	10,356	7,879

TOTAL REVENUES	302,758	239,398

EXPENSES
Cost of product sales	205,957	169,015
Cost of revenues from product development agreements	7,414	4,938
Product development and research	5,412	3,650
Preproduction costs	5,409	6,920
Selling, general and administrative	31,397	21,935
Loss on disposal of property, plant and equipment	979	1,296
Restructuring charges	1,653	—

TOTAL EXPENSES	258,221	207,754

OPERATING INCOME	$44,537	$31,644

     Our United Solar Ovonic segment’s revenues increased $63.4 million due to growth in international sales of $101.4 million, primarily the western European country markets, reduced by declines in the U.S. market of $38.0 million. Operating income also increased $12.9 million in 2009 as compared to 2008, principally as a result of expanding our manufacturing capacity from 118MW at the end of 2008 to 150MW at the end of 2009 and increasing our product sales by 32% in the first half of fiscal year 2009 versus the second half of 2008. These increases were offset in part by production furloughs, under-absorption of factory overhead costs, and product sales decreases of 43% in the second half of fiscal year 2009 compared to the first half of the fiscal year.
     The increase in total revenues in 2009 was primarily attributable to an increase in PV product sales of $67.2 million, the impact of which was partially offset by a price declines and product mix of $6.3 million. The cost of product sales increased $36.9 million reflecting higher product sales volume, and the operating costs associated with the expansion of our production capacity in our Greenville, Michigan facility in the first half of fiscal year 2009.
     The cost of product sales increased in 2009 primarily due to the previously mentioned sales volume increase, which resulted in $46.0 million of additional cost, as well as increased inventory reserves of $5.0 million, higher warranty costs of $5.3 million and associated period costs of $8.2 million, caused by the under-absorption of fixed overhead costs resulting from our declines of sales and production in the second half of fiscal 2009. These additional costs were offset in part by lower raw material costs and improved efficiencies in our manufacturing processes, which in total amounted to $27.6 million resulting in increased margins on product sales from 27.0% in 2008 to 29.6% in 2009.

     Combined cost of revenues from product development agreements and product development and research expenses increased by $4.2 million in 2009. This additional cost was partially offset by increased revenues from product development agreements of $2.5 million. Our combined product development and research expenses are principally funded by government programs under contracts from the U.S. Air Force and the Department of Energy’s Solar America Initiative. The revenue remaining on each contract at the end of fiscal year 2009 was $8.5 million and $10.3 million, respectively. We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.
     Although we expanded our nameplate capacity in the first half of fiscal 2009 from 118MW to 150MW with the addition of 60MW of nameplate capacity in our Greenville, Michigan facility, preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased $1.5 million as, in the second half of fiscal 2009, we paused the continued expansion of our Michigan and Tijuana, Mexico facilities.
     Our selling, general and administrative expenses increased due to increased support services of $4.8 million, sales and marketing of $1.9 million and an increase in the allowance for doubtful accounts receivable of $2.8 million. We expect selling, general and administrative expenses to increase as we continue to enhance our demand creation activities and develop the strategic infrastructure to achieve and support those activities.
     The loss on disposal of property, plant and equipment represents the write-off of obsolete equipment that is no longer used in the production process.
     The restructuring costs in fiscal year 2009 reflect severance and equipment relocation costs associated with the consolidation of certain production operations from Auburn Hills 1 facility to the newer Auburn Hills 2 facility. The restructuring was completed in fiscal year 2009.

Ovonic Materials Segment

	Year Ended June 30,
	2009	2008
	(in thousands)
REVENUES
Product sales	$2,590	$5,690
Royalties	6,355	5,306
Revenues from product development agreements	3,053	3,560
License and other revenues	1,319	1,510

TOTAL REVENUES	13,317	16,066

EXPENSES
Cost of product sales	2,581	5,374
Cost of revenues from product development agreements	2,093	2,318
Product development and research	3,574	6,256
Selling, general and administrative expenses	1,157	1,219

TOTAL EXPENSES	9,405	15,167

OPERATING INCOME	$3,912	$899

     Our Ovonic Materials segment’s operating income increased in fiscal year 2009 as compared to fiscal year 2008, primarily as a result of increased transportation royalties, savings associated with our previous restructuring which was recorded in Corporate and Other, and additional cost-reduction activities, which have reduced our product development and research expenses.
     Product sales, representing sales of our high performance nickel hydroxide materials, decreased in 2009 as compared to 2008 due to reduced nickel prices and decreased volume from our principal customer.
     Royalties increased in 2009 compared to 2008, as indicated below, resulting primarily from increased royalties for our NiMH battery technology for transportation applications.

	Year Ended June 30,
	2009	2008
	(in thousands)
Royalties
Transportation — NiMH Battery	$3,304	$2,086
Consumer — NiMH Battery	2,779	2,985
Ovonyx	40	64
Other	232	171

Total Royalties	$6,355	$5,306

     Revenues from license agreements, included in “License and other revenues” above, consist primarily of $1.0 million recognized annually from a $10.0 million payment received in a July 2004 settlement of certain patent infringement disputes (see Note 8 “Investment in Affiliates,” of the Notes to our Consolidated Financial Statements).

     Combined cost of revenues from product development agreements and product development and research expenses decreased to $5.7 million in 2009 from $8.6 million in 2008, reflecting the savings associated with restructuring and additional cost-reduction activities. Revenues from product development agreements decreased as we completed certain contracts in fiscal year 2009.
Corporate and Other

	Year Ended June 30,
	2009	2008
	(in thousands)
TOTAL REVENUES	$218	$397
EXPENSES
Selling, general and administrative	26,096	27,605
Net loss on disposal of property, plant and equipment	1,307	—
Restructuring charges	578	9,396

TOTAL EXPENSES	27,981	37,001

OPERATING LOSS	$(27,763)	$(36,604)

     Revenues in Corporate and Other consist primarily of facilities and miscellaneous administrative and laboratory services provided to certain non-consolidated affiliates.
     Selling, general and administrative expenses consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance. The reduction in selling, general and administrative expenses in fiscal 2009 was primarily due to lower salaries, wages and related expenses, lower supplies and professional fees, offset by stock and option award amortization.
     Net loss on disposal of property, plant and equipment increased in fiscal year 2009 to $1.3 million. We were unable to sell certain assets previously classified as assets held for sale and determined these assets no longer met the criteria for classification as assets held for sale. As a result, we reclassified these assets as held and used and recognized a loss of $1.3 million.
     The decline in restructuring charges in fiscal year 2009 as compared to fiscal year 2008 is primarily due to lower severance and facility related costs associated with our earlier business realignment activities. Most of the restructuring (which began in fiscal 2007) was completed during fiscal 2008. As a result, restructuring charges decreased by $8.8 million during the year ended June 20, 2009.
Other Income (Expense)
     Other income (expense) was $(6.8) million in fiscal 2009 compared to $8.1 million in fiscal year 2008. The change was principally due to increased interest expense reflecting a full year’s interest on our convertible senior notes of $10.7 million, a reduction in the level of investments and lower interest rates in fiscal 2009 (which reduced interest income by $1.8 million), foreign currency losses of $0.5 million, investment losses of $1.1 million reduced by insurance proceeds of $0.8 million in fiscal 2009.
     In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 significantly impacts the accounting for our convertible debt by requiring us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. FSP APB 14-1 will result in significantly higher non-cash interest expense on our convertible debt. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008 (effective July 1, 2009 for the Company), and retrospective application will be required for all periods presented.
Income Taxes
     Income tax expense was $1.5 million for fiscal year 2009 compared to $0.2 million in fiscal year 2008. The increase in tax expense is primarily related to taxes incurred for alternative minimum tax in the U.S. of $0.9 million, state taxes in the U.S. of $0.3 million and an increase in foreign income taxes in Germany and Mexico.
Year Ended June 30, 2008 Compared to Year Ended June 30, 2007
United Solar Ovonic Segment

	Year Ended June 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$231,519	$91,182
Revenues from product development agreements	7,879	7,174
License and other operating revenues	—	7

TOTAL REVENUES	239,398	98,363

EXPENSES
Cost of product sales	169,015	75,096
Cost of revenues from product development agreements	4,938	2,922
Product development and research	3,650	3,737
Preproduction costs	6,920	3,614
Selling, general and administrative	21,935	10,713
Loss on disposal of property, plant and equipment	1,296	319

TOTAL EXPENSES	207,754	96,401

OPERATING INCOME	$31,644	$1,962

     Our United Solar Ovonic segment’s revenues increased $141.0 million and operating income increased $29.7 million in 2008 as compared to 2007 as we continued to rapidly expand our manufacturing capacity and product sales.
     The increase in revenues in 2008 was primarily attributable to a significant increase in PV product sales of $140.3 million, partially offset by product and price mix of $7.5 million. The cost of product sales increased by $93.9 million, reflecting this higher product sales volume, including the operating costs for our expanded production capacity.

     Margins on product sales increased from 17.6% in 2007 to 27.0% in 2008 due to lower labor costs, and raw material costs and improved efficiencies in our manufacturing processes, offset in part by product and price mix as described above. Margins at our Greenville and Tijuana manufacturing facilities were positively impacted by the faster ramp of our operations at these two facilities. As we expand our manufacturing capacity, our gross profit margins will be impacted by higher costs associated with production volumes as we ramp production to full capacity at our new manufacturing facilities.
     Combined product development and research expenses increased by $1.9 million in 2008, partially offset by $0.7 million of increased revenues from product development agreements. Substantially all of our combined product development and research expenses are funded by government programs under contracts from the U.S. Air Force and the Department of Energy’s Solar America Initiative. We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.
     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) increased as we continued to expand our Michigan facilities by $1.0 million and Tijuana, Mexico facilities by $2.3 million. We will incur preproduction costs with each new manufacturing facility until we commence production.
     Consistent with our sales growth, our selling, general and administrative expenses increased due to increased Michigan wages and related costs of $3.3 million, increased costs in Europe of $2.2 million, increased depreciation expense of $0.8 million and incentive costs of $4.6 million. As our sales continue to grow, operating, selling, general and administrative expenses, particularly sales and marketing, are expected to increase as we develop the infrastructure to achieve and support those sales.
     The loss on disposal of property, plant and equipment represents the recognition of impairment charges in 2008 and 2007 for equipment that is no longer used in the production process.

Ovonic Materials Segment

	Year Ended June 30,
	2008	2007
	(in thousands)
REVENUES
Product sales	$5,690	$4,832
Royalties	5,306	3,323
Revenues from product development agreements	3,560	4,780
License and other revenues	1,510	1,700

TOTAL REVENUES	16,066	14,635

EXPENSES
Cost of product sales	5,374	4,666
Cost of revenues from product development agreements	2,318	4,782
Product development and research	6,256	16,008
Selling, general and administrative	1,219	2,885

TOTAL EXPENSES	15,167	28,341

OPERATING INCOME (LOSS)	$899	$(13,706)

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

	Year Ended June 30,
	2008	2007
	(in thousands)
Royalties
Transportation — NiMH Battery	$2,086	$1,515
Consumer — NiMH Battery	2,985	1,688
Ovonyx	64	51
Other	171	69

Total Royalties	$5,306	$3,323

     Revenues from license agreements, included in “License and other revenues” above, consist primarily of $1.0 million recognized annually from a $10.0 million payment received in a July 2004 settlement of certain patent infringement disputes (see Note 8 “Investments in Affiliates,” of the Notes to our Consolidated Financial Statements).

     Combined product development and research expenses decreased substantially to $8.6 million in 2008 from $20.8 million in 2007, reflecting primarily the savings associated with the restructuring plan initiated in late fiscal 2007. Revenues from product development agreements decreased as we completed certain contracts in fiscal 2008.
     Selling, general and administrative expenses decreased in 2008 primarily due to the savings in patent costs of $1.5 million associated with the restructuring plan initiated in late fiscal 2007.
Corporate and Other

	Year Ended June 30,
	2008	2007
	(in thousands)
TOTAL REVENUES	$397	$569
EXPENSES
Selling, general and administrative	27,605	25,942
Restructuring costs	9,396	5,385

TOTAL EXPENSES	37,001	31,327

OPERATING LOSS	$(36,604)	$(30,758)

     Revenues provided to certain affiliates consist primarily of facilities and miscellaneous administrative and laboratory and machine shop services.
     Selling, general and administrative expenses, which consist of corporate operations, including human resources, legal, finance, information technology, business development, purchasing and corporate governance, increased in 2008 due to higher legal fees of $2.9 million and incentive costs of $2.2 million, partially offset by reduced labor and related costs of $1.8 million due to the restructuring plan initiated in late fiscal 2007.
     In 2007, the Company recorded a $0.8 million reduction in product warranty accrued expenses in connection with the Rare Earth Ovonic joint venture.
     Restructuring costs increased in 2008, due principally to severance costs of $4.9 million incurred in connection with the aforementioned restructuring plan.
Other Income (Expense)
     Other income (expense) decreased to $8.1 million in 2008 from $17.3 million in 2007, due to lower interest rates on our investments and an overall lower level of investments in 2008, offset in part by insurance proceeds of $1.7 million for business interruptions at one of our facilities.
Income Taxes
     Income tax expense for 2008 represents taxes paid by the Company in Mexico and Germany.

Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments (which principally represent the proceeds from our June 2008 offering of convertible debt and common stock), cash flows from operations, and borrowing available under our credit facility. We believe that cash, cash equivalents and investments and cash flows from operations and borrowing under our credit facility will be sufficient to meet our liquidity needs for our current operations. At June 30, 2009, we had consolidated working capital of $390.4 million.
     As of June 30, 2009, we had $301.6 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, U.S. Government agency notes, auction rate certificates (“ARCs”), and auction rate securities rights. The investments have maturities up to 12 months, except for the ARCs which have maturities from 24 to 36 years. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These auction rate securities rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. At June 30, 2009, we classified the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
     Our valuations of ARCs and ARSRs are based on unobservable inputs for which there is little or no market data and therefore require us to develop our own assumptions. For additional information about our judgments and assumption underlying our fair value measurements and details about the methodology and inputs used see Note 17 “Fair Value Measurements” to our Notes to the Consolidated Financial Statements and information about the sensitivity of our measurements in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Cash Flows
Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
     Net cash provided by our operating activities was $11.1 million in 2009 compared to $28.5 million in 2008. The operating cash flows in our United Solar Ovonic segment are being negatively impacted by the change in working capital as we expand sales activities, extend payment terms to certain customers, develop project financing capabilities for new projects and fund our inventory and accounts receivable growth. We anticipate that future accounts receivable and saleable inventory balances will fluctuate as we continue to balance our manufacturing and sales activities until market conditions improve. We expect project inventory and related investment to increase as we close project financing deals.
     Net cash used in investing activities was $440.5 million in 2009 as compared to $41.7 million in the corresponding period in 2008. This increase was principally due to increased purchases of investments and increased capital spending principally associated with expenditures for the expansion of our United Solar Ovonic segment’s manufacturing capacity during the first half of fiscal 2009. Because of adverse market conditions, we significantly curtailed our production capacity and expansion plans in the third quarter of fiscal year 2009. Until market conditions improve, we will continue to curb capital expenditures for expansion. However, we will continue to invest in capital equipment provided the investment results in reducing our cost structure.

     Net cash provided by our financing activities was $0.9 million in 2009 compared to $417.2 million in 2008, primarily as a result of proceeds from the June 2008 convertible debt and equity offerings.
Year Ended June 30, 2008 Compared to Year Ended June 30, 2007
     Net cash provided by our operating activities was $28.5 million in 2008 compared to net cash used in operating activities of $21.8 million in 2007. The operating cash flows in our United Solar Ovonic segment are being negatively impacted by the change in working capital as we expand sales and production.
     Net cash used in investing activities was $41.7 million in 2008 as compared to $73.2 million in the corresponding period in 2007. This decrease was principally due to reduced purchases of investments in 2008. There was a decrease in capital spending ($117.3 million in 2008 compared to $187.0 million in 2007), principally associated with the timing of the expenditures for the expansion of our United Solar Ovonic segment’s manufacturing capacity.
     Net cash provided by our financing activities was $417.2 million in 2008 compared to $11.0 million in 2007, primarily as a result of proceeds from the June 2008 convertible debt and equity offerings.
Short-term Borrowings
     On February 4, 2008, our subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation entered into Secured Credit Facility Agreements consisting of a $30.0 million revolving line of credit to finance domestic activities and a separate $25.0 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic and foreign inventory and receivables, respectively. At June 30, 2009, there were no outstanding borrowings on the line of credit. The credit facilities also contain an aggregate $10.0 million sub-limit for standby letters of credit and there were approximately $1.7 million of standby letters of credit outstanding at June 30, 2009.
Convertible Senior Notes
     On June 24, 2008, we completed an offering of $316.3 million of Convertible Senior Notes (“Notes”). The Notes bear interest at a rate of 3.0% per year, payable on June 15 and December 15 of each year, commencing on December 15, 2008. If the Notes are not converted, they will mature on June 15, 2013. The Notes are only convertible prior to March 13, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the notes.

Off Balance Sheet Arrangements
     Our off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to 9 years. We incurred lease expense of $4.7 million, $5.0 million and $3.1 million for the years ended June 30, 2009, 2008 and 2007, respectively.
Contractual Obligations
     The Company previously announced expansion plans to expand its manufacturing capacity. As of June 30, 2009, the Company had purchase commitments of approximately $59.0 million for its announced expansion (of which advance payments of $19.8 million have been made), and the Company intends to fund this additional expansion through existing funds and cash generated from operations. The Company has significantly curtailed its expansion plans until market conditions improve. Discussion with vendors on the purchase commitments continue; to date, the Company has not incurred any significant cost from these purchase commitments.
     The Company, in the ordinary course of business, enters into purchase commitments for certain raw materials. The Company also enters into purchase commitments for capital equipment, including subcontracts for the purchase of components for the new solar manufacturing equipment being installed in Greenville, Michigan and Tijuana, Mexico.
     Our contractual obligations include the following maturities (in thousands):

	Payments Due by Period
	(in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Convertible senior notes, including interest	$358,944	$9,488	$18,975	$330,481	$—
Capital lease obligations, including interest	41,072	3,106	6,251	6,382	25,333
Operating leases	27,063	4,418	6,318	5,780	10,547
Purchase obligations	82,889	81,647	1,242	—	—

Total	$509,968	$98,659	$32,786	$342,643	$35,880

     We anticipate capital expenditures to be approximately $60.9 million during fiscal year 2010.
Significant Accounting Policies and Critical Accounting Estimates
     Our significant accounting policies are more fully described in Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to our Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

     We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.
Inventory Reserves
     We evaluate the recoverability of our inventory based upon assumptions about anticipated customer demand and future market conditions. The key factors we consider when estimating our inventory reserve include historical sales, anticipated demand, expected sales price, market trends, product obsolescence, the effect new products might have on the sale of existing products and other factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Inventory reserves were $12.9 million and $4.8 million at June 30, 2009 and 2008, respectively.
Warranty Reserve
     We generally provide a 20-25 year product warranty on power output on all solar product sales. We estimate our warranty liability based on past experience of claims and claims paid as well as our engineering and laboratory tests of our product under different conditions and then apply that knowledge to the installed base of solar product sales. At June 30, 2009 and 2008, the Company had recorded a liability for future warranty claims of approximately $5.9 million and $1.5 million, respectively.
Allowance for Uncollectible Accounts
     The Company maintains an allowance for uncollectible accounts and considers a number of factors, when estimating the allowance including the length of time trade accounts receivable are past due, existing collateral or other security that can be obtained, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and its knowledge of the customer and the customer’s business. The allowance for doubtful accounts was $4.5 million and $0.8 million at June 30, 2009 and 2008, respectively.
Government Contracts, Reserves and Liabilities
     The Company had a reserve for losses on government contracts of $1.8 million and $1.9 million at June 30, 2009 and 2008, respectively. Our reserves and liabilities for government contracts reflect estimated obligations as a result of audits of certain government contracts by the Defense Contract Audit Agency. See Note 9 “Liabilities,” of the Notes to our Consolidated Financial Statements.
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
     At June 30, 2009, the Company had net operating loss carryforwards of $281.0 million expiring in 2012 through 2027 and an alternative minimum tax credit carryforward of $2.2 million, which does not expire. Additionally, the Company had R&D credit carryforwards of $0.8 million expiring in 2010 through 2028.
     At June 30, 2009 and 2008, a full valuation allowance has been recorded for all of the above tax benefits. The Company has historically reserved its net deferred tax assets (“DTA”), which are mainly comprised of net operating losses (“NOL”) that resulted in prior years, basis differences in intangible assets, and other temporary differences. In assessing whether or not the deferred tax assets are realizable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”), significant weight is given to evidence, both positive and negative, that can be objectively verified. Currently, a three-year historical cumulative pre-tax accounting income test is widely used to assess the probability of a future DTA recognition including the ability to demonstrate recent cumulative profitability over the past several years. The Company has had a long history of numerous consecutive losses, and as of June 30, 2009, the Company has a three-year cumulative pre-tax loss. In addition, other factors that the Company considered in its analysis include:
•	The continuing global economic, capital markets and credit disruptions resulting in reduced industry demand for solar products,

•	Continued uncertainty in the overall economy,

•	Changes within the sales pipeline
     After consideration of both the positive and negative evidence, the Company has retained a full valuation allowance on its DTA in accordance with SFAS 109.
Share-Based Compensation
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
Impact of Recent Accounting Pronouncements
     See Note 1, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to our Consolidated Financial Statements for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

Forward-Looking Statements
     This Annual Report on Form 10-K includes “forward-looking statements” that involve risks and uncertainties. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Item 1A “Risk Factors.” Factors you should consider that could cause these differences are:
•	the worldwide credit markets including sufficiency and availability of credit financing for solar projects and for our customers;

•	the impact of the current lack of credit financing capacity on our customer’s ability to meet their obligations to ECD and its subsidiaries;

•	the worldwide demand for electricity and the market for renewable energy, including solar energy;

•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

•	government subsidies and policies supporting renewable energy, including solar energy; our expenses, sources of sales and international sales and operations;

•	future pricing of, and demand for, our solar laminates;

•	the performance, features, costs, and benefits of our solar laminates and plans for the enhancement of solar laminates;

•	our ability to maintain high standards of quality in our product;

•	the supply and price of components and raw materials;

•	our ability to expand our manufacturing capacity in a timely and cost-effective manner;

•	our ability to retain our current key executives, integrate new key executives and attract and retain other skilled managerial, engineering and sales marketing personnel;

•	the viability of our intellectual property and our continued investment in research and development;

•	payments and other obligations resulting from the unfavorable resolution of legal proceedings;

•	changes in, or the failure to comply with, government regulations and environmental, health and safety requirements;

•	interest rate fluctuations and both our and our end-users’ ability to secure financing on commercially reasonable terms or at all; and

•	general economic and business conditions, including those influenced by international and geopolitical events.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $290.6 million of these investments as of June 30, 2009. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase (decrease) of 1% would increase (decrease) the value of our portfolio by approximately $0.4 million and $(1.0) million, as of June 30, 2009, respectively.
     The Company invests in ARCs. Our ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program (FFELP). The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA. The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process.
     Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. These funds will not be accessible until a successful auction occurs, the issuer redeems the ARC, a buyer is found outside the auction process or the securities mature. In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These ARSRs, which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. At June 30, 2009 the Company classified the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
     Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 3.1% to 6.4% based on the ARC. At June 30, 2009, we held $30.2 million of ARCs and have included them in short term investments on our Consolidated Balance Sheets.
     Our Notes are subject to interest rate and market price risk due to the convertible feature of the Notes. Since the Notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the Notes. Conversely, as the fair market value of our common stock decreases, the fair market value of the Notes will decrease as well. As interest rates rise, the fair market value of the Notes will decrease and as interest rates fall, the fair market value of the Notes will increase. At June 30, 2009, the estimated fair market value of our Notes was approximately $195.1 million. An increase or decrease in market interest rates of 1% would increase or decrease the fair value of our Notes by approximately $2.0 million.
Foreign Exchange Risk
     A portion of the equipment acquisitions necessary for our planned expansion are denominated in Yen. We have entered into contracts for equipment purchases of approximately 160 million Yen ($1.7 million USD). For the year ended June 30, 2009, an increase or a decrease in exchange rates of 1% would increase or decrease our capital equipment purchases by an insignificant amount.
     Also, we conduct our business in U.S. Dollars which may impact our foreign customers and suppliers as a result in changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require we reallocate product shipments or pursue other remedies.

Item 8: Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Conversion Devices, Inc.
We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the table of contents under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Conversion Devices, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Southfield, Michigan
August 26, 2009

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended June 30,
	2009	2008	2007
REVENUES
Product sales	$294,992	$237,191	$96,014
Royalties	6,355	5,306	3,323
Revenues from product development agreements	13,409	11,440	11,934
License and other revenues	1,537	1,924	2,296

TOTAL REVENUES	316,293	255,861	113,567
EXPENSES
Cost of product sales	208,285	174,075	81,241
Cost of revenues from product development agreements	9,507	7,257	7,684
Product development and research	8,986	9,906	19,745
Preproduction costs	5,409	6,920	3,614
Selling, general and administrative	58,902	51,252	38,082
Net loss on disposal of property, plant and equipment	2,287	1,116	318
Restructuring charges	2,231	9,396	5,385

TOTAL EXPENSES	295,607	259,922	156,069

OPERATING INCOME (LOSS)	20,686	(4,061)	(42,502)
OTHER INCOME (EXPENSE)
Interest income	5,226	7,019	17,542
Interest expense	(10,863)	(165)	(2)
Other nonoperating income (expense), net	(1,118)	1,216	(269)

TOTAL OTHER INCOME (EXPENSE)	(6,755)	8,070	17,271

Net Income (Loss) before Income Taxes	13,931	4,009	(25,231)
Income Taxes	1,475	156	—

Net Income (Loss)	$12,456	$3,853	$(25,231)

Earnings (Loss) Per Share	$0.29	$0.10	$(0.64)

Diluted Earnings (Loss) Per Share	$0.29	$0.09	$(0.64)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$56,379	$484,492
Short-term investments	245,182	14,989
Accounts receivable, net	69,382	53,525
Inventories, net	74,266	31,337
Assets held for sale	—	1,539
Other current assets	4,897	4,130

Total Current Assets	450,106	590,012

Property, Plant and Equipment, net	605,742	404,119

Long-Term Investments	—	32,277

Other Assets	13,330	15,559

Total Assets	$1,069,178	$1,041,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$52,244	$39,017
Salaries, wages and amounts withheld from employees	3,243	3,160
Amounts due under incentive plans	694	6,747
Current maturities of capital leases	1,013	1,087
Other	2,493	2,092

Total Current Liabilities	59,687	52,103

Long-Term Liabilities:
Convertible senior notes	316,250	316,250
Capital lease obligations	21,412	22,468
Other liabilities	9,701	9,234

Total Long-Term Liabilities	347,363	347,952

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 45,754,652 and 45,575,554 issued in 2009 and 2008, respectively	458	456
Additional paid-in capital	976,575	969,421
Treasury stock	(700)	(700)
Accumulated deficit	(312,709)	(325,165)
Accumulated other comprehensive loss, net	(1,496)	(2,100)

Total Stockholders’ Equity	662,128	641,912

Total Liabilities and Stockholders’ Equity	$1,069,178	$1,041,967

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$12,456	$3,853	$(25,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,515	21,917	12,170
Provision for slow-moving and obsolete inventory	8,111	2,920	1,348
Allowance for doubtful accounts	3,692	868	10
Share-based compensation	5,273	2,010	1,763
Warranty expense	5,680	391	(292)
Other-than-temporary impairment of investment	1,002	—	—
Loss (gain) on sale of property, plant and equipment	2,287	1,116	504
Other	(597)	1,649	(700)
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	(21,068)	(17,815)	(8,590)
Inventories	(51,165)	4,662	(17,165)
Other assets	3,799	(1,168)	(2,371)
Accounts payable and accrued expenses	14,661	4,004	12,914
Accrued incentive plan	(6,053)	6,204	543
Restructuring reserve	(574)	(2,301)	3,523
Other liabilities	70	200	(240)

Net cash provided by (used in) operating activities	11,089	28,510	(21,814)

Cash flows from investing activities:
Purchases of property, plant and equipment	(242,257)	(117,335)	(186,989)
Investment in joint ventures	(1,000)	—	(200)
Purchases of investments	(203,355)	(62,250)	(423,033)
Proceeds from maturities of investments	3,400	22,591	248,180
Proceeds from sale of investments	2,750	115,038	288,828
Proceeds from sale of property, plant and equipment	—	288	1

Net cash used in investing activities	(440,462)	(41,668)	(73,213)

Cash flows from financing activities:
Proceeds from convertible senior notes	—	306,762	—
Payments for deferred financing costs	—	(1,258)	—
Proceeds from common stock issuance	—	98,998	—
Principal payments under capitalized lease obligations	(1,054)	(1,144)	(850)
Increase in long-term customer deposits	—	680	—
Decrease in restricted investments	—	(273)	—
Proceeds from sale of stock and share-based compensation, net of expenses	1,966	13,482	11,866

Net cash provided by financing activities	912	417,247	11,016

Effect of exchange rate changes on cash and cash equivalents	348	(367)	(181)
Net (decrease) increase in cash and cash equivalents	(428,113)	403,722	(84,192)
Cash and cash equivalents at beginning of period	484,492	80,770	164,962

Cash and cash equivalents at end of period	$56,379	$484,492	$80,770

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock			Treasury Stock			Accumulated
	Number		Additional	Number			Other	Total
	of		Paid In	of		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity

Balance at June 30, 2006	39,059	$391	$840,539	—	$—	$(303,787)	$(121)	$537,022
Net loss	—	—	—	—	—	(25,231)	—	(25,231)
Unrealized gain on investments, net	—	—	—	—	—	—	57	57
Foreign currency translation gains, net	—	—	—	—	—	—	31	31

Comprehensive loss	—	—	—	—	—	—	—	(25,143)
Share-based compensation expense, net of shares issued	738	7	13,628	—	—	—	—	13,635
Stock expenses	—	—	(6)	—	—	—	—	(6)

Balance at June 30, 2007	39,797	398	854,161	—	—	(329,018)	(33)	525,508
Net income	—	—	—	—	—	3,853	—	3,853
Unrealized losses on investments, net	—	—	—	—	—	—	(2,210)	(2,210)
Foreign currency translation gains, net	—	—	—	—	—	—	77	77
Unrealized gains on derivative instruments	—	—	—	—	—	—	66	66

Comprehensive income	—	—	—	—	—	—	—	1,786
Share-based compensation expense, net of shares issued	873	9	16,311	—	—	—	—	16,320
Stock repurchases	—	—	—	(11)	(700)	—	—	(700)
Equity offering (net of expenses $6.2 million)	4,905	49	98,949	—	—	—	—	98,998

Balance at June 30, 2008	45,575	456	969,421	(11)	(700)	(325,165)	(2,100)	641,912
Net income	—	—	—	—	—	12,456	—	12,456
Unrealized gain on investments, net	—	—	—	—	—	—	2,292	2,292
Foreign currency translation losses, net	—	—	—	—	—	—	(1,622)	(1,622)
Unrealized losses on derivative instruments	—	—	—	—	—	—	(66)	(66)

Comprehensive income	—	—	—	—	—	—	—	13,060
Share-based compensation expense, net of shares issued	180	2	7,168	—	—	—	—	7,170
Equity offering expenses	—	—	(14)	—	—	—	—	(14)

Balance at June 30, 2009	45,755	$458	$976,575	(11)	$(700)	$(312,709)	$(1,496)	$662,128

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
     Energy Conversion Devices, Inc. (the “Company” or “ECD”), through its subsidiaries, commercializes materials, products and production processes for the alternative energy generation (primarily solar energy), energy storage and information technology markets.
Basis of Presentation
     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company and the accounts of the Company’s subsidiaries in which it holds a controlling financial or management interest.
     The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively referred to as “United Solar”), and its 91.4%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the “Company”). No minority interest related to Ovonic Battery is recorded in the consolidated financial statements due to accumulated losses in excess of the minority investment and the lack of additional funding requirement by the minority stockholders. All significant intercompany balances and transactions have been eliminated in consolidation.
     The Company has ownership interests in three joint ventures as discussed in Note 8 — Investment in Affiliates. One of the joint ventures was sold subsequent to June 30, 2009; see Note 21 — Subsequent Events. The Company applies the equity method of accounting for investments in voting stock which give it the ability to exercise significant influence over operating and financial policies of the investee. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. However, each investment in voting stock is analyzed to determine if other factors are present, such as representation on the investee’s board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency, which may indicate the Company’s ability to exercise significant influence absent a voting stock ownership greater than 20%.
Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from those estimates.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation
     Assets and liabilities of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated at the average exchange rates during the period. Translation gains or losses are included in Accumulated Other Comprehensive Loss in the Stockholders’ Equity section of the Consolidated Balance Sheets and separately as a component of Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are included as a component of Other nonoperating income (expense), net in the Consolidated Statements of Operations. The Company recognized a net foreign exchange transaction loss of $0.6 million for the year ended June 30, 2009, and insignificant losses for the years ended June 30, 2008 and 2007, respectively.
Product Sales
     The Company recognizes revenue from product sales when evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.
     The Company requires a written agreement to establish evidence of an arrangement. The written agreement defines the selling price and other material terms, including those that may have an impact on revenue, for example rebates and discounts (if applicable). The agreements generally take the form of a take-or-pay or supply agreement, or a purchase order.
     The Company determines product delivery based on the stated shipping terms in the agreement and on the International Chamber of Commerce Official Rules for the Interpretation of Trade Terms (Incoterms 2000). The Company primarily sells solar products under Incoterms 2000 ex-works terms, meaning the right of possession and risk of loss are transferred to the buyer when the Company places the products at the disposal of the buyer. For these sales, the Company affirmatively notifies the buyer that the goods are available for the buyer’s disposal at the named place of delivery, at which point the Company recognizes the sale. The remainder of the Company’s products are sold under free on board (“FOB”) shipping point terms, meaning ownership and risk of loss are transferred to the buyer when the products are placed with the buyer’s carrier, at which point title transfers to the buyer and the Company recognizes the sale.
     The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured. Customer acceptance, return policies, post shipment obligations, warranties, credits and discounts, rebates, price protection and similar privileges have not resulted in uncertainty that impacts revenue recognition. Sales agreements include ordinary course of business commercial terms for return of non-conforming goods (which have not historically been significant). Certain agreements include credits, discounts, rebates or price protection that have not historically been significant and have not required establishment of an accrual. The agreements do not include significant post shipping obligations. The product sales agreements include a standard warranty, and the Company records a warranty reserve based upon the Company’s past experience and estimate of future warranty claims.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Nonoperating Income (Expense)
     Other nonoperating income (expense) consists of amortization of deferred gains, rental income, net losses on sales and valuations of investments, insurance settlements, and other miscellaneous income and expenses.
Cash and Cash Equivalents
     Cash and cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition. The Company had cash equivalents of $45.4 million and $468.4 million at June 30, 2009 and 2008, respectively. During fiscal year 2009, certain cash amounts were used to purchase short term investments. See Note 4 — Investments for further information.
Investments
     Investments with a maturity of greater than three months to one year from date of acquisition are classified as short-term investments. Investments with maturities beyond one year may be classified as

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
short-term if the Company reasonably expects the investment to be realized in cash, sold or consumed during one year. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as other comprehensive income as a separate component of shareholders’ equity. Trading securities are carried at fair value, with unrealized holding gains and losses included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations.
Accounts Receivable
     Trade accounts receivable are stated net of allowance for uncollectible accounts. When determining the allowance for uncollectible accounts, the Company evaluates the overall composition of the accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, existing collateral or other security that can be obtained, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and our knowledge of the customer and the customer’s business.
Inventories
     Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost or market. The Company’s cost is primarily determined on a first-in, first-out basis. Cost elements included in inventory are materials, direct labor and manufacturing overhead. If the Company determines that its inventories have become obsolete or are otherwise not saleable, the Company will record a reserve for such loss. Unabsorbed fixed costs are calculated based on a formula of factory nameplate capacity and are expensed as component of cost of sales in the period incurred.
Property, Plant, and Equipment
     All property, plant and equipment are recorded at cost. Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the individual assets as follows:

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
     Assets under capitalized leases are amortized over the term of the lease, usually three to 20 years.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Expenditures for maintenance and repairs are expensed as incurred. Expenditures for enhancements or major renewals are capitalized and are depreciated over their estimated useful lives. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the ledgers and the resulting gain or loss is separately disclosed and is included in operating income (loss).
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying value of the long-lived assets held for use whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Upon the identification of an event indicating potential impairment, the Company compares the carrying value of its long-lived assets with the estimated undiscounted cash flows or fair value associated with these assets. If the carrying value of the long-lived assets is more than the estimated undiscounted cash flows or fair value, then an impairment loss is recorded. The impairment review is generally triggered when events such as a significant industry downturn, product discontinuance, facility closures, product dispositions, or technological obsolescence occur.
Capitalized Interest
     The Company capitalizes interest costs consistent with SFAS No. 34, “Capitalization of Interest Costs.” Interest is capitalized during active construction periods of equipment. During the years ended June 30, 2009, 2008 and 2007, the Company incurred total interest costs of $14.4 million, $2.9 million and $2.1 million, respectively, of which $3.5 million, $2.7 million and $2.1 million, respectively, were capitalized as part of the new solar cell manufacturing equipment currently under construction.
Warranty Reserve
     The Company generally provides a 20-25 year product warranty on power output on all solar product sales. When the Company recognizes revenue for product sales, it accrues a liability for the estimated costs of meeting its warranty obligations for those products. The Company estimates its warranty liability based on past experience of specific individual claims and claims paid as well as the Company’s engineering and laboratory tests of its product under different conditions. The Company then applies that knowledge to calculate a probable experience factor which is then applied to the installed base of solar product sales.
Income Taxes
     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The Company records net deferred tax assets to the extent it believes that the realization of such assets is more likely than not to occur. In making such determination, the Company considers all

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes or goodwill to the extent that the valuation allowance was established in purchase accounting.
Derivative Instruments
     The Company primarily enters into derivative financial instruments to manage its foreign currency risks. The Company accounts for these instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) which requires companies to recognize derivatives as either assets or liabilities in the balance sheet at fair value. For derivative instruments that qualify as a hedge, the effective portion of changes in the fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portion of the change in fair value is recognized in current earnings.
Recent Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the sole source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (effective September 30, 2009 for the Company). The Company does not believe that the adoption of SFAS 168 will have a material effect on its consolidated financial statements.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), and (“SFAS 167”). SFAS 167 amends FIN 46(R) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009 (effective July 1, 2010 for the Company). The Company is currently evaluating the requirements of SFAS 167 and has not yet determined the impact on its consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In June 2009, the FASB approved EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs and amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, EITF 09-1 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. EITF 09-1 is effective for fiscal years beginning after December 15, 2009, (effective July 1, 2010 for the Company) and retrospective application is required for all periods presented. The Company is currently evaluating the requirements of EITF 09-1 and has not yet determined the impact on its consolidated financial statements.
     In November 2008, the FASB approved EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited (effective July 1, 2009 for the Company). The Company does not believe that EITF 08-6 will have a material effect on its consolidated financial statements.
     In June 2008, the FASB approved EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under SFAS 133. The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that EITF 07-5 will have a material effect on its consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on its consolidated financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP requires issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception-the accounting does not apply if the embedded conversion option must be accounted for separately as a derivative under SFAS 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP is effective for financial statements issued for fiscal years beginning after

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 15, 2008 and interim periods within those fiscal years (effective July 1, 2009 for the Company). When effective, FSP APB 14-1 will be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. Assuming a market interest rate of 9.9% at issuance on the Company’s Convertible Senior Notes, the implementation of FSP APB 14-1 would result in a reduction of the Company’s Convertible Senior Notes of approximately $69.5 million, an increase in additional paid-in capital of approximately $83.1 million, an increase in deferred tax liabilities and corresponding decrease in the valuation allowance of $29.9 million and an increase in gross interest expense of approximately $14.4 million for the year ended June 30, 2010.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). An entity may not apply SFAS 141(R) before that date. The impact of this Statement will be determined if and when an acquisition occurs.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
     In December 2007, the FASB ratified a consensus opinion reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF Issue 07-1”) which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that the adoption of EITF Issue 07-1 will have a material effect on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
     In June 2009, the Company adopted SFAS No. 165, “Subsequent Events,” (“SFAS 165”) to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, “Subsequent Events.” SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”) to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. If the fair value of a debt security is below its amortized cost and the entity intends to sell the security or it is more likely than not that the entity will sell the security before recovery of the cost basis, an other-than-temporary impairment exists. The entire impairment is recognized in earnings. If it is more likely than not that the entity will not sell the security before recovery of the cost basis but it is probable the entity will be unable to collect all amounts due under the contractual terms of the security, an other-than-temporary impairment exists. The amount of the impairment related to credit losses is recognized in earnings with the amount of the impairment due to other factors recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for annual and interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 in June 2009 and it did not have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of public entities. An entity is required to disclose the methods and assumptions used in estimating fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 in June 2009 and it did not have a material effect on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and Hedging Activities”, as amended and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 during the third quarter of the current fiscal year and it did not have a material effect on its consolidated financial statements.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosures regarding the transfer of financial assets and variable interest entities. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated financial statements.
     In July 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value and establishes a framework for measuring fair value. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) which amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). In October, 2008 the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which applies to financial assets subject to the fair value accounting requirements of SFAS 157 and clarifies the application of SFAS 157’s valuation requirements to a financial asset in a market that is not active. FSP FAS 157-3 was effective upon issuance, including for prior periods if financial statements had not yet been issued. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement date under current market conditions. If it is determined that the activity for an asset or liability has significantly decreased, the quoted market price may not be fair value and the entity must perform additional analysis to determine fair value. This analysis may include the use of valuation techniques other than quoted market prices. If it is determined that a transaction for an asset or liability was not orderly, an entity should place little weight on that transaction when determining fair value. FSP FAS 157-4 is effective for annual and interim periods ending after June 15, 2009 and must be applied prospectively. On July 1, 2008 the Company adopted the provisions of SFAS 157 and related FSP’s as it applies to financial assets and liabilities, and it did not have a material effect on its consolidated financial statements.
Note 2 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following table reconciles the numerator and denominator to calculate basic and diluted earnings (loss) per share:

	Net Income		Earnings
	(Loss)	Shares	(Loss) Per
	(Numerator)	(Denominator)	Share
	(in thousands, except per share amounts)
Year Ended June 30, 2009
Basic earnings per share	$12,456	42,277	$0.29
Effect of dilutive securities:
Stock warrants	—	133	—
Stock options	—	301	—

Diluted earnings per share	$12,456	42,711	$0.29

Year Ended June 30, 2008
Basic earnings per share	$3,853	40,231	$0.10
Effect of dilutive securities:
Stock warrants	—	127	—
Stock options	—	780	(0.01)

Diluted earnings per share	$3,853	41,138	$0.09

Year Ended June 30, 2007
Basic and diluted loss per share	$(25,231)	39,389	$(0.64)

     As part of the agreement for the Convertible Senior Notes (“Notes”) issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes.
     The underwriter received all proceeds from any sale of shares pursuant to the share lending agreement. The underwriter provided the Company collateral equal to the par value of the common stock. The shares must be returned to the Company no later than the maturity date of the Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. However, because the shares must be returned to the Company, the shares are not considered outstanding for purposes of calculating earnings per share.
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. (See Note 12 — Long-Term Debt for additional information.) During the years ended June 30, 2009 and 2008, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
Share-based payment arrangements	160	—	1,140

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$11,605	$2,842	$2,125
Cash paid for income taxes	809	65	—
Decrease in accounts payable for capital expenditures	4,439	—	—
Non-cash transactions:
Auction rate securities rights	3,938	—	—
Capital lease obligations incurred to finance capital equipment	—	362	245
Depreciation allocated to construction in progress	—	—	326
Note 4 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2009
Corporate bonds	$23,047	$—	$(1,037)	$22,010
U.S. Government securities	188,902	148	(10)	189,040
Auction rate certificates	34,250	—	(4,056)	30,194
Auction rate securities rights	—	3,938	—	3,938

	$246,199	$4,086	$(5,103)	$245,182

June 30, 2008
Corporate bonds	$15,156	$—	$(167)	$14,989

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	June 30,
	2009		2008
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
	(in thousands)
Due in less than one year	$211,949	$211,050	$3,401	$3,396
Due after one year through five years	34,250	34,132	11,755	11,593

	$246,199	$245,182	$15,156	$14,989

     The corporate bonds and U.S. government securities are classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2009, the Company held a corporate bond issued by Lehman Brothers with a cost of $1.1 million and an estimated fair value of $0.2 million. Because of the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company has recorded this decline in fair value as an other-than-temporary impairment, included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations.
     Auction Rate Certificates (“ARCs”) represent securities with fixed maturity dates the interest rates of which reset monthly. The Company’s ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of the Company’s initial investment and through the date of this filing, all of the Company’s ARCs are rated as AAA.
     The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARCs. The weighted average interest rate on the ARCs was 0.5% at June 30, 2009.
     The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction, or, in the absence of an active market for the ARCs, the default rate discussed above. Interest rates on the ARCs are capped between 12% and 18%.
     At June 30, 2009, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note 17 — Fair Value Measurements for a description of the model). This valuation resulted in an unrealized loss of $4.1 million and $2.0 million as of June 30, 2009 and 2008, respectively.
     In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s entire portfolio of ARCs). These Auction Rate Securities Rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company has valued the ARSRs using a present value model (see Note 17 — Fair Value Measurements for a description of the model). Using this model, the Company has determined the fair value of the ARSRs to be $3.9 million at June 30, 2009.
     The ARSRs also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, the Company has reclassified the entire portfolio of ARCs as “trading securities.” During the quarter ended December 31, 2008, the previously unrealized loss of $5.6 million related to the ARCs has been reclassified from other comprehensive income to “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations due to the reclassification of the ARCs as trading securities. At June 30, 2009 the Company classified the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
Long-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s long-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2008
Auction rate certificates	$34,300	$—	$(2,023)	$32,277

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Accounts Receivable
     Accounts Receivable consisted of the following:

	June 30,
	2009	2008
	(in thousands)
Billed
Trade	$65,313	$44,970
Related parties	271	345
Other	160	3,305

Subtotal	65,744	48,620
Unbilled
Royalties under license agreements	4,372	3,044
Government contracts	2,174	1,604
Government grants	593	439
Related parties	37	77
Other	943	566

Subtotal	8,119	5,730
Less allowance for uncollectible accounts	(4,481)	(825)

	$69,382	$53,525

     Unbilled receivables represent amounts for goods sold or services performed for the end customer that have not been invoiced as of the balance sheet date. Royalties under license agreements represent current estimated royalties earned but not yet received under long-term license agreements (up to 20 years). Amounts due under government contracts represent current estimated earnings not yet received under long-term government contracts (3-5 years). Amounts due under government grants represent current estimated earnings not yet received under long-term government grants which span several years. Other unbilled receivables represent interest and insurance claim receivables. All unbilled receivables are billed and received within twelve months of the balance sheet date.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Inventories
     Inventories consisted of the following:

	June 30,
	2009	2008
	(in thousands)
Finished products	$41,167	$3,893
Work in process	19,247	15,414
Raw materials	13,852	12,030

	$74,266	$31,337

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of an allowance for slow moving and obsolescence of $12.9 million and $4.8 million as of June 30, 2009 and 2008, respectively.
Note 7 — Property, Plant and Equipment, Net
     Property, plant and equipment consisted of the following:

	June 30,
	2009	2008
	(in thousands)
Machinery and equipment	$345,330	$253,424
Machinery and equipment — under capital leases	339	922
Buildings and improvements	85,015	58,914
Buildings and improvements — under capital leases	25,900	25,900
Land	1,526	1,157
Construction in progress	245,271	124,679

Subtotal	703,381	464,996
Less accumulated depreciation and amortization	(97,639)	(60,877)

Total	$605,742	$404,119

     Accumulated amortization on assets under capital leases as of June 30, 2009 and 2008 was $8.2 million and $7.0 million respectively.
     At June 30, 2009, the Company had $245.3 million in construction in progress, of which approximately $242.6 million was for its expansion projects in Greenville and Battle Creek, Michigan, and the facility expansion in Tijuana, Mexico. In May 2009, the Company suspended a significant portion of its expansion plans and, as a result, suspended capitalizing interest on these projects. The Company anticipates resuming the expansion of these facilities in future years. At June 30, 2009, the Company performed an analysis and determined that the assets were not impaired. The remaining balance of the construction in progress, of approximately $2.7 million, is for active projects within the Company’s on-going operations (non-expansion).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Investments in Affiliates
Ovonyx, Inc.
     Ovonyx, Inc. (“Ovonyx”) was formed in 1999 as a joint venture between the Company, Mr. Tyler Lowrey, Intel Capital, and other investors giving the Company 39.3% ownership (or 30.7% on a fully diluted basis after giving effect for exercise of stock options and warrants). Ovonyx was formed to commercialize the Company’s Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off. As part of this joint venture arrangement, the Company has licensed all OUM technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. The Company has made cash investments of $1.5 million for the ownership interest. The Company initially applied the equity method of accounting for its investment in Ovonyx. The Company discontinued applying the equity method of accounting as the Company had written down its investment to zero as its respective share of the losses of this joint venture exceeded its investment and the Company has not guaranteed any obligations or committed to provide financial support to Ovonyx.
     In addition to its equity interest, the Company also receives 0.5% of the Ovonyx annual gross revenues which it recognizes as royalty revenue. Royalty revenue was insignificant for the years ended June 30, 2009, 2008 and 2007, respectively.
     The Company recorded non-royalty revenue from Ovonyx of $0.2 million, $0.3 million and $0.7 million, respectively, for the years ended June 30, 2009, 2008 and 2007 representing services provided to this joint venture.
United Solar Ovonic Jinneng Limited
     United Solar Ovonic Jinneng Limited (“USO Jinneng” or the “entity”) was formed in September 2008 as a joint venture between United Solar Ovonic LLC (“USO”) and Tianjin Jinneng Investment Co. (“TJIC”) and gave the Company a 25% equity interest. The entity was organized under the laws of the People’s Republic of China (“PRC”) to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. TJIC owns the other 75% equity interest and has the right to appoint a majority of the entity’s board of directors. Profits and losses of the joint venture will be allocated based on the parties’ respective ownership percentages. The Company’s equity interest can be increased up to 51% if sales of 10MW of PV modules in the PRC for a full fiscal year are achieved. Such an increase would also require additional capital contributions and loan guarantees. The Company has not decided if they will increase their ownership percentage. Currently the Company has no additional funding requirements under the agreement. During the year ended June 30, 2009, the Company made initial cash investments totaling $1.0 million to the joint venture and provided $1.5 million in value in the form of royalty-free license technology for which no investment was recorded. The joint venture is in start-up mode and production is expected to commence the second quarter of fiscal year 2010. The company applies the equity method of accounting for this investment and recognized an insignificant equity loss during the year ended June 30, 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobasys, LLC
     Cobasys LLC (“Cobasys”) was formed in 2001 as a 50/50 joint venture between Ovonic Battery and a subsidiary of Chevron Corporation, Chevron Technology Ventures LLC (“CTV”). See Note 21 - Subsequent Events for further information concerning the sale of Cobasys. Cobasys was formed to design, develop, manufacture and sell advanced nickel metal hydride (“NiMH”) battery system solutions for transportation markets, including hybrid electric vehicles (“HEVs”), in addition to stationary back-up power supply systems for uninterruptible power supply, telecommunication and distributed generation requirements. The Company contributed technology and intellectual property for its ownership interest in Cobasys. The Company initially applied the equity method of accounting for its investment in Cobasys. The Company has discontinued applying the equity method of accounting as the Company has written down its investment to zero as its respective share of the losses of this joint venture exceeded its investment and the Company has not guaranteed any obligations or committed to provide financial support to Cobasys.
     In addition, in accordance with FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”), the Company has determined that its investment in Cobasys meets the definition of a variable interest entity. The Company has further determined it is not the primary beneficiary or obligor of Cobasys, since it does not absorb a majority of the joint ventures’ losses or receive a majority of the expected residual returns; and as a result Cobasys should not be consolidated.
     The Company recognized $1.0 million as revenue from license agreements in each of the years ended June 30, 2009, 2008 and 2007 in connection with the amortization of a license fee received in July 2004 from Panasonic EV Energy Co., Ltd. as part of a settlement of a patent infringement dispute.
     The Company recorded revenue from Cobasys of $0.3 million, $0.5 million and $0.8 million for the years ended June 30, 2009, 2008 and 2007, respectively, for services performed on behalf of Cobasys (primarily for advanced product development testing and other services).
Note 9 — Liabilities
Warranty Liability
     The following is a summary of the changes in the product warranty liability during the years ended June 30, 2009, and 2008:

	Year ended June 30,
	2009	2008
	(in thousands)
Liability at beginning of the period	$1,499	$1,325
Amounts accrued for as warranty costs	5,680	391
Warranty claims	(1,262)	(217)

Liability at end of the period	$5,917	$1,499

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The warranty liability is included in “Accounts payable and accrued expenses” in the Company’s Consolidated Balance Sheets.
Government Contracts, Reserves and Liabilities
     The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s contracts, specifically its indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA challenged the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In May 2009, the Company received a preliminary determination letter from Department of Energy (“DOE”) on certain of these matters. Based on this determination, and an unrelated contract close-out, in June 2009, the Company reduced its reserve by $0.1 million. The Company has a reserve of $1.8 million and $1.9 million at June 30, 2009 and 2008, respectively for its estimated obligation as a result of this audit and is included in “Accounts payable and accrued expenses” in the Company’s Consolidated Balance Sheets.
Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	June 30,
	2009	2008
	(in thousands)
Long-term retirement	$1,894	$1,976
Customer deposits	1,940	680
Deferred patent license fees	4,286	5,238
Deferred revenue and royalties	321	321
Rent payable	884	533
Other	376	486

	$9,701	$9,234

Long-Term Retirement
     Pursuant to agreements between the Company and two former employees, the Company is obligated to pay the former employees periodic payments for the remainder of their lives. The total amount of payments due is based on the periodic payments and their life expectancy applying mortality tables in effect at the time of their retirement. The liability is then discounted to a present value using an AA-rated bond that most closely represents the remaining life expectancy of the former employees.
Note 10 — Employee Benefit Plans
     The Company has a qualified 401(k) Plan for substantially all U.S. employees of the Company. The Company contributions are voluntary and established as a percentage of each participant’s salary up to a certain amount per employee. The Company matches participants’ contributions at a rate of 100% of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the first 3% of the participant’s compensation and 50% of the next 2% of the participant’s compensation. The Company’s matching contributions to the 401(k) Plan were $1.6 million, $1.2 million and $1.3 million for the years ended June 30, 2009, 2008 and 2007, respectively.
Note 11 — Derivative and Hedging Activities
     The Company’s primary exposure to foreign currency risk is forecasted transactions denominated in Yen. The Company periodically enters into forward contracts to mitigate the risks associated with changes in exchange rates between the dollar and Yen. The Company’s sole exposure to foreign currency changes is for commitments to purchase equipment from a supplier located in Japan. The Company uses forward contracts exclusively to hedge forecasted transactions. The Company does not use forward contracts for speculative purposes.
     The Company accounts for derivative financial instruments in accordance SFAS 133. Under SFAS 133, the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
     In June 2008, the Company entered into several forward contracts to mitigate the risks associated with changes in exchange rates between the dollar and the Yen. During fiscal year 2009 the Company settled all of its forward contracts and has no forward contracts as of June 30, 2009. In addition, during the fiscal year 2009 the Company reclassified approximately $0.6 million from accumulated other comprehensive income into earnings representing the ineffectiveness.
     The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheet in other current assets as of June 30, 2008 was not significant. The amount of hedge ineffectiveness for June 30, 2008 as recorded in the Company’s Consolidated Statement of Operations as a component of other nonoperating income (expense) was not significant.
Note 12 — Long-Term Debt
Lines of Credit
     Effective February 2008, ECD, as Loan Guarantor, and United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively, the “Borrowers”), entered into a new secured credit facility, with an aggregate commitment of up to $55.0 million, pursuant to a Credit Agreement and a Fast Track Export Loan Agreement with JPMorgan Chase Bank, N.A. The new credit facility is comprised of two separate lines of credit, a $30.0 million line (the “Asset Based Revolver”) and a $25.0 million line (the “Ex-Im Revolver”). Both lines are secured by inventory and receivables of the Borrowers.
     The Company has two borrowing options — Alternate Base Rate borrowings and Eurodollar Rate borrowings. Interest on Alternate Base Rate advances is incurred at the prime rate less 1.00% and is payable monthly. Eurodollar advances are charged interest at LIBOR plus 1.25%. Eurodollar Rate advances pay interest upon repayment of the related borrowing. The interest rate on both Alternate Base Rate and Eurodollar borrowings automatically resets upon changes in the Company’s liquidity.
     The credit facility has, among others, a financial covenant which requires the company to maintain a minimum liquidity of $10.0 million at all times. Liquidity is defined as the sum of (a) cash (b) the market

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing availability under the facility. The Company was in compliance with this and all other covenants at June 30, 2009.
     At June 30, 2009, there were no amounts outstanding on this credit facility. Letters of credit totaling $1.7 million had been issued against the facility as of June 30, 2009. Any amounts advanced under this credit facility are payable upon the expiration of the agreement in February 2013.
Convertible Senior Notes
     In June 2008, the Company completed an offering of $316.3 million of Convertible Senior Notes. The Notes bear interest at a rate of 3.0% per year, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2008. If the Notes are not converted, they will mature on June 15, 2013. Proceeds to the Company were $306.8 million, net of debt issuance costs of $9.5 million. An additional $1.3 million of issuance costs were also incurred and paid directly by the Company. All debt issuance costs are being amortized over the life of the Notes using the interest method. Amortization expense for the year ended June 30, 2009 was $2.1 million and not significant for the year ended June 30, 2008.
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period.
     As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes. The underwriter received all proceeds from any sale of shares pursuant to the share lending agreement. The underwriter provided ECD collateral equal to the par value of the common stock. The shares must be returned to ECD no later than the maturity date of the Convertible Senior Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The aggregate maturities of long-term debt and capital lease obligations by year as of June 30, 2009 were as follows:

	Long-Term	Capital Lease
Year	Debt	Obligations	Total
	(in thousands)
2010	$—	$1,013	$1,013
2011	—	1,116	1,116
2012	—	1,278	1,278
2013	316,250	1,411	317,661
2014	—	1,647	1,647
Thereafter	—	15,960	15,960

Total	$316,250	$22,425	$338,675

Note 13 — Commitments and Contingencies
Operating Leases
     The Company has operating lease agreements, principally for office and research facilities and equipment. These leases have terms ranging from a month-to-month basis to 9 years and, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2009, 2008 and 2007 was approximately $4.7 million, $5.0 million and $3.1 million, respectively.
     Future minimum payments on obligations under noncancellable operating leases expiring in each of the five years subsequent to June 30, 2009 are as follows:

(in thousands)

2010	$4,418
2011	3,475
2012	2,843
2013	2,885
2014	2,895
Thereafter	10,547

Total	$27,063

     The Company also enters into purchase commitments for capital equipment. As of June 30, 2009, the Company had purchase commitments of approximately $59.0 million related to its previously announced goal of expanding United Solar’s manufacturing capacity. The Company has significantly curtailed its future expansion plans until the market recovers and demand for its product returns. The Company intends to fund this additional expansion through existing funds and cash from operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Royalties, Nonrefundable Advance Royalties and License Agreements
     The Company has business agreements with third parties and with related parties for which royalties and revenues are included in the Consolidated Statements of Operations.
     The Company deferred recognition of revenue in the amount of $0.2 million relating to nonrefundable advance royalty payments for both fiscal years ended June 30, 2009 and 2008.
     Fiscal years 2009, 2008 and 2007 included license fees of approximately $1.0 million resulting from the amortization over 10.5 years of the $10.0 million payment received in July 2004 in connection with a settlement of a patent infringement dispute with Panasonic EV Energy Co., Ltd. There were also new license agreements in 2009 and 2008, principally with new licensees in China.
Note 15 — Restructuring Charges
     In fiscal year 2007, management decided to consolidate the photovoltaic and machine-building activities into United Solar Ovonic and reduce costs in both the Ovonic Materials segment and Corporate and Other. Charges for this consolidation were primarily for severance and costs associated with the closing of facilities. All charges are included in “Restructuring charges” in the Company’s Consolidated Statements of Operations.
     In March 2009, the Company implemented an organizational restructuring to consolidate certain production operations from its Auburn Hills 1 facility into its newer Auburn Hills 2 facility which reduced the combined production capacity from these facilities. This consolidation, which lowered overall costs and improved manufacturing efficiencies, is part of an overall program to reduce costs. Additionally, the Company has realigned its workforce and will recognize improved efficiencies as a result. Charges for this consolidation were for severance and relocation of equipment. All charges are included in “Restructuring charges” in the Company’s Consolidated Statements of Operations. The Company has incurred total restructuring costs of $1.7 million through June 30, 2009 as a result of certain of these activities and may incur additional restructuring expenses as the Company pursues further cost reduction activities in the future. The project was substantially completed during fiscal year 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following summarizes activity in the Company’s restructuring reserve through June 30, 2009 and 2008.

	Employee-Related
	Expenses	Other Expenses	Total
	(in thousands)
Balance July 1, 2007	$2,884	$747	$3,631
Charges	4,179	5,217	9,396
Utilization or payment	(5,977)	(5,805)	(11,782)

Balance June 30, 2008	$1,086	$159	$1,245
Charges	986	1,245	2,231
Utilization or payment	(1,232)	(1,404)	(2,636)

Balance June 30, 2009	$840	$—	$840

     In addition, during the fiscal year ended June 30, 2009, the Company was unable to sell certain assets previously classified as assets held for sale and determined these assets no longer met the criteria for classification as an asset held for sale. As a result, the Company reclassified these assets as held and used and recognized a loss of $1.3 million, which was recorded in “Net loss on disposal of property, plant and equipment” in the Company’s Consolidated Statements of Operations.
Note 16 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the years ended June 30, 2009, 2008, and 2007 was $5.3 million, $2.0 million, and $1.8 million, respectively.
     In November 2006, shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) pursuant to which 1.0 million shares are reserved for grants. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock (RSAs) and the redemption of restricted stock units (RSUs). The 2006 Plan authorizes the grant of stock options, including nonqualified and incentive options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units to officers, other employees, nonemployee directors, consultants, advisors, independent contractors and agents of the Company and its subsidiaries. The Compensation Committee of the Board of Directors will determine the period during which an option may be exercised and the terms relating to the exercise or cancellation of an option upon a termination of employment or service, but no option shall fully vest in less than four years, with no more than 40% vesting in the first year following the award, no more than a total of 60% of the option vesting by the end of the second year following the award and no more than a total of 80% of the option vesting by the end of the third year following the award. Each option will be exercisable for no more than 10 years after its date of grant, except that an incentive option granted to a participant owning more than 10% of the Company’s voting shares will be exercisable for no more than five years after its date of grant.
     The Company has Common Stock authorized for future issuance as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares
	June 30, 2009	June 30, 2008
Stock options	1,508,204	1,692,968
Warrants	400,000	400,000
Convertible Investment Certificates	5,210	5,210

Total authorized shares	1,913,414	2,098,178

Stock Options
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
     The weighted-average fair value of the options granted during the years ended June 30, 2009, 2008 and 2007 are estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Estimated fair value	$35.43	$19.19	$22.03
Assumptions
Dividend Yield	0%	0%	0%
Volatility %	65.04%	61.40%	67.89%
Risk-Free Interest Rate	2.95%	4.02%	4.62%
Expected Life	7.03 years	6.47 years	6.63 years

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the transactions during the fiscal years 2009, 2008 and 2007 with respect to the Company’s stock options, including the Stock Option Agreement between Robert C. Stempel and the Company is as follows:

			Aggregate Intrinsic
		Weighted-Average	Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2006	1,649,263	$18.00	$30,658
Granted	15,000	32.90
Exercised	(501,623)	16.91	13,730
Expired	(1,500)	11.98
Forfeited	(14,300)	26.40

Outstanding at June 30, 2007	1,146,840	18.58	14,525
Granted	149,000	31.19
Exercised	(328,644)	16.30	13,844
Expired	(1,410)	35.13
Forfeited	(1,200)	50.16

Outstanding at June 30, 2008	964,586	21.24	50,541
Granted	94,870	56.00
Exercised	(158,166)	12.52	6,817
Expired	(3,190)	23.63
Forfeited	(3,596)	54.14

Outstanding at June 30, 2009	894,504	26.33	$387

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below sets forth stock options exercisable during the three years ended June 30, 2009, 2008 and 2007:

		Weighted-		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value(1)	in Years
	(in thousands)
Exercisable at June 30, 2007	1,039	$17.96	$13,547	3.96

Exercisable at June 30, 2008	801	19.02	43,751	3.84

Exercisable at June 30, 2009	709	21.85	376	3.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of June 30, 2009, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.25 years.
Restricted Stock Awards
     Restricted stock awards (“RSAs”) consist of shares of common stock the Company issued at a price of $0. Upon issuance, RSAs become outstanding and have voting rights. The shares issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. In June 2008, 30,000 shares of restricted stock awards issued to the Company’s CEO became fully vested in accordance with the terms and conditions of this award. This accelerated vesting resulted in an additional expense of $0.6 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSAs awarded under the 2006 Stock Incentive Plan during the year ended June 30, 2009, 2008 and 2007 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at June 30, 2006	—	$—
Awarded	23,352	35.92
Vested	—	—

Nonvested at June 30, 2007	23,352	35.92
Awarded	99,266	28.88
Vested	—	—
Released from restriction	(32,784)	26.76

Nonvested at June 30, 2008	89,834	31.49
Awarded	26,500	43.03
Vested	—	—
Forfeited	(5,568)	35.92
Released from restriction	(13,348)	33.46

Nonvested at June 30, 2009	97,418	34.10

     As of June 30, 2009, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.03 years.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the year ended June 30, 2009, 2008 and 2007 are as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2007	—
Awarded	2,500	$73.64
Vested	—	—

Nonvested at June 30, 2008	2,500	73.64
Awarded	208,428	52.70
Vested	(760)	76.74
Forfeited	(5,700)	60.49

Nonvested at June 30, 2009	204,468	52.63

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of June 30, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.39 years. The total fair value of shares vested during the years ended June 30, 2009 was insignificant.
Warrants
     As of June 30, 2009 and 2008, the Company had outstanding warrants for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share.
Note 17 — Fair Value Measurements
     Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a framework for fair value and expands disclosures about financial instruments measured at fair value. Financial instruments held by the Company include, corporate bonds, U.S. government securities, and money market funds.
     SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs consist of market data obtained from independent sources while unobservable inputs reflect the Company’s own market assumptions. These inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Valuations based on quoted prices in markets that are not active, quoted prices for similar assets or liabilities or all other inputs that are observable

•	Level 3 — Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions
     If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement.
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At June 30, 2009, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $195.1 million as of June 30, 2009 using level 1 inputs.
     As described in Note 4 “Investments”, the Company’s investments in auction rate certificates (“ARCs”) are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (FFELP). The resulting discount rates used in the valuation analyses ranged from 3.1% to 6.4% based on the ARCs.
     Since the Auction Rate Securities Rights (“ARSRs”) are non-transferable and not traded on any exchange, the Company has elected to measure them using the fair value option permitted by SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” The ARSRs represents a guarantee of the par value of the ARCs, and the Company has valued the ARSRs using a present value model as permitted by SFAS 157. In valuing the ARSRs, the Company calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 2.96%, which is a combination of the credit default swap rate risk of UBS at 1.84% and the rate on a U.S. Treasury interest rate swap of 0.85%. The sum of those rates was increased by an additional 10% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSRs are included in “Long-Term Investments” in the Company’s Consolidated Balance Sheets. (See Note 4 — “Investments” for additional information).
     At June 30, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates			$30,194	$30,194
Auction rate securities rights			3,938	3,938
Investments in corporate bonds	$22,010			22,010
Investments in U.S. government securities	189,040			189,040
Investments in money market funds	45,411			45,411
     The following table presents the changes in Level 3 assets for the year ended June 30, 2009:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at July 1, 2008	$32,277	$—
Redeemed by UBS	(50)	—
Net (loss) gain included in investment	(2,033)	3,938

Balance at June 30, 2009	$30,194	$3,938

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Income Taxes
     On July 1, 2008, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty for Income Taxes — an interpretation of FASB Statement No. 109.” (“FIN 48”) FIN 48 prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in tax returns. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain tax positions. The cumulative effect of implementing FIN 48 as of July 1, 2007 was zero. As of June 30, 2009, the Company has no unrecognized tax benefits as defined in FIN 48.
     The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1994 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.
     The Company’s income taxes for the year are as follows:

	June 30, 2009	June 30, 2008
	(in thousands)
Federal Income Tax	$858	$—
State Income Tax	266	—
Foreign Income Tax	351	156

Total Income Taxes	$1,475	$156
     Tax expense relates to U.S. operations and its subsidiaries located in Mexico and Germany. Due to the availability of net operating losses in the U.S., no income tax expense is recorded for U.S. operations, except for alternative minimum tax (“AMT”) and state income taxes. The AMT is creditable against future regular taxable income and the related deferred tax benefit for this asset is fully reserved for and included in the Company’s valuation allowance.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2009	2008
	(in thousands)
Deferred tax asset:
Basis difference in intangibles	$10,464	$11,510
NOL carryforwards	95,539	112,592
R&D credit carryforwards	812	170
AMT credit carryforwards	2,222	1,363
All other	24,654	8,870

	133,691	134,505

Deferred tax liability:
Basis and depreciation differences of property	(2,424)	(5,462)
All other	(732)	(286)

Net deferred tax asset	130,535	128,757
Valuation allowance	(130,535)	(128,757)

Net deferred tax asset	$—	$—

     The Company’s valuation allowance increased by $1.8 million and decreased $0.8 million in fiscal year 2009 and 2008, respectively. The changes in the valuation allowance are mainly due to the addition of AMT and R&D tax credits, as well as certain state deferred taxes. In addition, R&D expenditures were capitalized for income tax purposes in order to utilize net operating losses prior to their expiration.
     Included in the net operating loss deferred tax asset above is approximately $24.0 million of deferred tax asset attributable to excess stock option deductions. Due to a provision within SFAS No. 123(R) “Share-Based Payment” concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce current taxes payable.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At June 30, 2009, the Company’s remaining net tax operating loss carryforwards and tax credit carryforwards expire as follows:

	Net Tax Operating	R&D Credit
	Loss Carryforward	Carryforward
	(in thousands)
2010	—	15
2011	—	40
2012	16,742	14
2013	19,272	29
2014	—	42
2015	—	—
2016	—	—
2017	—	—
2018	—	—
2019	8,212	—
2020	10,170	—
2021	4,674	—
2022	22,599	—
2023	36,846	—
2024	67,627	—
2025	—	—
2026	46,979	—
2027	47,877	—
2028	—	672

Total	$280,998	$812

     In addition, the Company has $2.2 million in Alternative Minimum Tax Credit carryforwards that do not expire.
     As of the end of fiscal 2009, a full valuation allowance has been recorded against the Company’s net deferred tax assets of $130.5 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between 2012 and 2027, and basis differences in intangible assets recognized for tax purposes and not book purposes). Based upon the Company’s operating results for the preceding years and most recent quarter, the Company determined that it was more likely than not that the deferred tax assets would not be realized.
     In assessing whether or not the deferred tax assets are realizable in accordance with SFAS 109 "Accounting for Income Taxes", the Company considers both positive and negative evidence using a more likely than not standard when measuring the need for a valuation allowance. In making such judgments, significant weight is given to evidence that can be objectively verified, including the ability to demonstrate recent cumulative profitability over the past several years. Future realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expected reversal of the deferred tax assets, including loss carryforwards. In addition, the expiration dates of tax attribute carryforwards need to be evaluated.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Although a full valuation allowance is recorded against the Company’s deferred tax assets, the amount of the deferred tax asset considered realizable could be significantly increased in the near term if the Company continues to generate positive pretax income. The Company will forecast its ability to generate sufficient positive pre-tax income based on the most objective information available, including current market conditions for the Company’s product and the Company’s sales backlog, in order to assess whether it is more likely than not that the deferred tax assets will be realizable in the future.
Note 19 — Business Segments
     Effective April 1, 2007, the Company organized its business into two operating business segments, United Solar Ovonic and Ovonic Materials, the basis for each are based on differences in products and services.
•	United Solar Ovonic — designs, manufactures and sells photovoltaic (“PV”) laminates that generate clean, renewable energy by converting sunlight into electricity.

•	Ovonic Materials — invents, designs, develops and licenses materials and products based on the Company’s pioneering materials science technology. This segment also commercializes the Company’s NiMH materials and consumer battery technology.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table lists the Company’s segment information and reconciliation to the Company’s consolidated financial statement amounts. The grouping “Corporate and Other” below does not meet the definition of an operation segment as it contains the Company’s headquarter costs, consolidating entries, and the Company’s investments in two joint ventures, Cobasys LLC and Ovonyx, Inc., which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
		(in thousands)
Year Ended June 30, 2009
Revenues	$302,758	$13,317	$218	$316,293
Depreciation and amortization	32,467	296	752	33,515
Operating income (loss)	44,537	3,912	(27,763)	20,686

Year Ended June 30, 2008
Revenues	239,398	16,066	397	255,861
Depreciation and amortization	20,862	330	725	21,917
Operating income (loss)	31,644	899	(36,604)	(4,061)

Year Ended June 30, 2007
Revenues	98,363	14,635	569	113,567
Depreciation and amortization	10,007	1,478	685	12,170
Operating income (loss)	1,962	(13,706)	(30,758)	(42,502)

As of June 30, 2009
Capital expenditures	242,094	—	163	242,257
Total assets	784,755	6,329	278,094	1,069,178

As of June 30, 2008
Capital expenditures	116,743	—	592	117,335
Total assets	552,618	8,469	480,880	1,041,967

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenues by country based on the invoicing location of the customer:

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
United States	$82,564	$119,424	$52,531
France	69,282	32,661	381
Italy	66,859	25,758	12,893
Germany	60,254	39,012	32,407
Switzerland	16,704	—	—
South Korea	6,410	17,646	103
Japan	6,244	5,396	3,824
Hong Kong	3,364	6,087	3,663
China	406	1,693	1,889
Other Countries	4,206	8,184	5,876

	$316,293	$255,861	$113,567

     The Company’s property, plant and equipment, net of accumulated depreciation, is located principally in the United States as of June 30, 2009, 2008 and 2007.
     The following table presents major customers as a percentage of total Company revenues:

		Year Ended June 30,
Significant Customer	Business Segment	2009	2008	2007
EDF En Developpement	United Solar Ovonic	12%	*	—%
Solar Integrated Technologies**	United Solar Ovonic	*	21%	*
Advanced Green Technologies	United Solar Ovonic	*	11%	—%

*	denotes less than 10% during the period

**	acquired by the Company subsequent to June 30, 2009
Note 20 — Litigation
Cobasys
     On September 10, 2007, Chevron Technologies Ventures, LLC (“CTV”) issued a notice of dispute and filed claims in arbitration (the “CTV Arbitration”) seeking damages and injunctive and other relief and alleging that Energy Conversion Devices, Inc. (“ECD”) and Ovonic Battery Company, Inc. (“OBC”) had breached and anticipatorily repudiated obligations under the Amended and Restated Operating Agreement dated as of December 2, 2004 among ECD, OBC and CTV (the “Operating Agreement”) to provide certain funding to Cobasys LLC (“Cobasys”). CTV subsequently filed a supplemental notice of dispute amending its claims to assert that ECD and OBC had dishonored CTV’s preferred interest in Cobasys and that OBC had breached its obligation to use diligent efforts to approve a 2008 annual budget for Cobasys. ECD and OBC denied CTV’s allegations and filed a counterclaim, seeking damages and

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
injunctive and other relief on the ground that CTV had acted unilaterally and in violation of the Operating Agreement and applicable Michigan law in regard to the funding and spending provisions of the Agreement. The arbitrator held a hearing in January 2008 on our and OBC’s application for partial judgment on the pleadings seeking to dismiss CTV’s initial and amended claims and CTV’s request for declaratory relief, seeking an order declaring that OBC and ECD must meet their alleged funding obligations and not block a sale of Cobasys by dishonoring CTV’s preferred interest.
     On July 30, 2008 Mercedes-Benz U.S. International, Inc. (“MBUSI”) filed a complaint and motion for preliminary injunction (the “MBUSI Lawsuit”) against Cobasys, CTV and OBC in the Federal District Court for the Northern District of Alabama alleging that Cobasys breached a contract for production of nickel metal hydride battery packs and that CTV and OBC intentionally interfered with MBUSI’s business relations through actions in their capacities as owners of Cobasys. MBUSI subsequently amended its complaint to add a claim of conspiracy against Cobasys, CTV and OBC arising from the same conduct alleged in the initial complaint.
     On June 26, 2009, in connection with an agreement for OBC and CTV to sell their interests in Cobasys to a third party, (1) ECD, OBC, and CTV entered into a Second Interim Settlement Agreement temporarily suspending the CTV Arbitration and providing for the dismissal of the CTV Arbitration, and the execution of a settlement agreement and release among the parties, upon the consummation of such sale, and (2) Cobasys, ECD, OBC, CTV and MBUSI entered into a Settlement Agreement and Mutual Release temporarily suspending the lawsuit and providing for the dismissal of the lawsuit upon the consummation of such sale. The sale was consummated on July 13, 2009, and the CTV Arbitration and MBUSI Lawsuit were each dismissed, with prejudice, on July 13, 2009. ECD, OBC, and CTV also entered into a Settlement Agreement and Release as of July 13, 2009.
     International Acquisitions Services, Inc. (“IAS”), Innovative Transportation Systems AG (“ITS”) and Neville Chamberlain filed suit against Energy Conversion Devices, Inc. (“ECD”) in Nassau County, New York on October 11, 2007, claiming, among other things, that ECD made fraudulent statements relating to the supply of battery products to ITS, an entity created to manufacture and sell an electric delivery vehicle known as the InnoVan. Chamberlain, a sophisticated investor, invested in ITS through IAS. ECD also invested in ITS. The IAS matter was resolved in June 2008 with a payment of $0.9 million made to IAS. This payment was funded equally by ECD, Chevron and General Motors.
     Other than the information provided above, the Company is involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.
Note 21 — Subsequent Events
     The Company has performed an evaluation of subsequent events through August 27, 2009, which is the date the Company’s financial statements were issued. No material subsequent events, other than the items disclosed below, have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of Solar Integrated Technologies
     On July 21, 2009, the Company and Solar Integrated Technologies, Inc. (“SIT”), a significant customer to the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), effective August 19, 2009, under which SIT was merged with and into a subsidiary of the Company, resulting in SIT as the surviving entity and wholly owned subsidiary of the Company, all subject to the terms and conditions set forth in the Merger Agreement (the “Merger”). Under the terms of the Merger, the Company acquired all of SIT’s outstanding shares by paying 6.75 pence in cash (or approximately $0.11) for each share of SIT for an aggregate of $11.2 million and assuming the cash and third party debt of SIT which net to approximately $5.1 million.
     SIT designs, manufactures and installs building-integrated photovoltaic roofing systems for non-residential customers. The Merger is an important element of the Company’s future growth plan as it transitions from manufacturing and selling a product to a company that provides complete solar solutions and value-added services. The Merger also strengthens and diversifies the Company’s business.
     The initial accounting for the business combination is not yet completed because the closing of the transaction was affective August 19, 2009. Therefore, the acquisition date fair values of the assets acquired and liabilities assumed have not yet been determined.
Cobasys
     On July 13, 2009, OBC and CTV completed a sale of 100% of the membership interests in Cobasys to SB LiMotive Co. Ltd. for $1. In connection with the sale of Cobasys, the Amended and Restated Operating Agreement dated July 2, 2004 was terminated effective as of the transaction date. Termination of the Operating Agreement was effectuated by a Termination Agreement dated as of the transaction date. This transaction coincides with settlement of a pending lawsuit against Cobasys filed in August 2008 by MBUSI. In connection with settling the lawsuit, OBC paid MBUSI $1.1 million from the $1.3 million in royalties distributed to it by Cobasys and entered into a mutual release with MBUSI of all Cobasys-related claims. In addition, Cobasys restructured its intellectual property licenses with the Company and OBC so that OBC has royalty-free, exclusive rights to the technology for defined non-transportation uses and Cobasys has royalty-free exclusive rights for defined transportation uses.
     In connection with these transactions, OBC, CTV and the Company settled and jointly dismissed their pending arbitration without any finding of financial liability. These parties entered into mutual releases and agreed to the terms of the Cobasys sale transaction. In July 2009, the Company recorded the $1.3 million received in connection with this settlement as a Distribution from a Joint Venture and the $1.1 million paid to MBUSI as Selling, General and Administrative Expenses.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
		(in thousands, except for per-share amounts)
Year ended June 30, 2009
Revenues	$95,765	$103,107	$66,006	$51,415	$316,293
Operating income (loss)	13,772	15,926	3,983	(12,995)	20,686
Net income (loss)	12,661	14,240	1,326	(15,771)	12,456
Basic net income (loss) per share	0.30	0.34	0.03	(0.37)	0.29
Diluted net income (loss) per share	0.29	0.33	0.03	(0.37)	0.29
Year ended June 30, 2008
Revenues	47,042	56,449	69,982	82,388	255,861
Operating (loss) income	(9,953)	(7,457)	5,572	7,777	(4,061)
Net income (loss)	(7,567)	(5,426)	6,974	9,872	3,853
Basic net income (loss) per share	(0.19)	(0.14)	0.17	0.24	0.10
Diluted net income (loss) per share	(0.19)	(0.14)	0.17	0.24	0.09

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A:	Controls and Procedures
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management determined that, as of June 30, 2009, the Company maintained effective internal control over financial reporting.
     The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Grant Thornton LLP, our independent public accounting firm, as stated in their report which appears herein.

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
We have audited Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Energy Conversion Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows and financial statement schedule for each of the three years in the period ended June 30, 2009 and our report dated August 26, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Southfield, Michigan
August 26, 2009

Item 9B:	Other Information
     Not applicable.

PART III
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III is omitted from this Report on Form 10-K and is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 17, 2009 (the “2009 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 10:	Directors, Executive Officers and Corporate Governance
     The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2009 Proxy Statement is incorporated herein by reference.
     The information regarding our Audit Committee, including the members of our Audit Committee and audit committee financial experts, set forth in the section entitled “Corporate Governance and Board Matters” contained in our 2009 Proxy Statement is incorporated herein by reference.
     The charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Finance Committee are available in the “Investor Relations — Corporate Governance” section of our website at www.ovonic.com and are available to any stockholder upon request to the Corporate Secretary. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
     We have adopted a Code of Business Conduct that applies to all employees, including our chief executive officer and chief financial officer, and directors. A copy of the Code of Business Conduct is available in the “Investor Relations — Corporate Governance” section of our website at www.ovonic.com.

Item 11:	Executive Compensation
     The information required to be furnished pursuant to this Item will be included under “Compensation of Directors,” “Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Tables,” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item concerning equity compensation plan information will be included under “Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.
     The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be included under “Security Ownership of Management and Certain Beneficial Owners” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence
     The information concerning certain relationships and related transactions will be included under “Transactions with Related Persons” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services
     The information required by this Item will be included under “Independent Registered Public Accounting Firm Fees” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements
Report of Independent Registered Accounting Firm	47
Consolidated Statements of Operations	48
Consolidated Balance Sheets	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	51

2. Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	103
Other financial statements and financial statement schedules are omitted (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.
3.	Exhibits (including those incorporated by reference):

Reference
3.1	Restated Certificate of Incorporation filed September 29, 1967	(a)

3.2	Certificate of Amendment to Certificate of Incorporation filed March 25, 1999 extending voting rights of the Company’s Class A Common Stock, increasing the authorized capital stock of the Company’s Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock	(b)

3.3	Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000	(c)

3.4	Certificate of Amendment to Certificate of Incorporation filed December 8, 2006, increasing the number of authorized shares from 50,000,000 to 100,000,000	(d)

3.5	Amended and Restated Certificate of Incorporation filed January 8, 2008	(e)

3.6	Bylaws in effect as of October 11, 2007	(f)

4.1	Form of Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee	(g)

Reference
4.2	Form of First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	(g)

4.3	Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee	(h)

4.4	First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	(h)

10.1	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan	(i)

10.2	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan	(j)

10.3	Restricted Stock Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel	(k)

10.4	Amended and Restated Operating Agreement of Cobasys LLC dated as of December 2, 2004 by and between ChevronTexaco Technology Ventures LLC and Ovonic Battery Company, Inc.	(l)

10.5	Energy Conversion Devices, Inc. 2006 Stock Incentive Plan	(m)

10.6	Energy Conversion Devices, Inc. Executive Severance Plan effective July 24, 2007	(n)

10.7	Form of Severance Plan Participation Agreement	(o)

10.8	Energy Conversion Devices, Inc. Annual Incentive Plan	(p)

10.9	Form of Stock Option Agreement	(q)

10.10	Form of Restricted Stock Agreement	(r)

10.11	Offer Letter dated July 25, 2007 between Energy Conversion Devices, Inc. and Mark D. Morelli	(s)

10.12	Letter Agreement dated August 23, 2007 among Stanford R. Ovshinsky, Energy Conversion Devices, Inc. and Ovonic Battery Company	(t)

10.13	Letter Agreement dated August 31, 2007 between Robert C. Stempel and Energy Conversion Devices, Inc.	(u)

10.14	Revised Separation Agreement with executive officer effective December 31, 2007	(v)

Reference
10.15	Revised Separation Agreement with executive officer effective March 31, 2008	(w)

10.16	Share Lending Agreement dated as of June 18, 2008 among Energy Conversion Devices, Inc. and Credit Suisse International and Credit Suisse Securities (USA) LLC	(g)

10.17	Form of Restricted Stock Unit	(x)

10.18	Offer Letter dated July 16, 2008 between Energy Conversion Devices, Inc. and Harry W. Zike	(y)

10.19	Revised Separation Agreement with Executive Officer effective August 31, 2008 (portions of the agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2)	(z)

10.20	Amendment No. 1 to 2006 Stock Incentive Plan	(aa)

10.21	Form of Performance Share Award Agreement pursuant to the Energy Conversion Devices, Inc. 2006 Stock Incentive Plan, as amended	(bb)

10.22	Amended Executive Severance Plan	(cc)

10.23	Form of Restricted Stock Unit Award Agreement	(dd)

10.24	Termination Agreement dated as of July 13, 2009 by and among Ovonic Battery Company, Inc., Energy Conversion Devices, Inc. and Chevron Technology Ventures LLC	(ee)

10.25	Agreement and Plan of Merger entered into by Energy Conversion Devices, Inc. and Solar Integrated Technologies dated July 21, 2009

21.1	List of all direct and indirect subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibit List

(a)	Filed as Exhibit 2-A to the Company’s Form 8-A and incorporated herein by reference.

(b)	Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

(c)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(d)	Filed with the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.

(e)	Filed with the Company’s Proxy Statement dated October 29, 2007 and incorporated herein by reference.

(f)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference.

(g)	Filed as Exhibits 4.1, 4.2 and 10.18 to the Company’s Current Report on Form 8-K dated June 19, 2008 and incorporated herein by reference.

(h)	Filed as Exhibits 4.3 and 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008

(i)	Filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(j)	Filed as Exhibit A to the Company’s Proxy Notice and Statement dated January 19, 2001 and incorporated herein by reference.

(k)	Filed as Exhibits B, C and D, respectively, to the Company’s Proxy Notice and Statement dated February 23, 1999 and incorporated herein by reference.

(l)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.

(m)	Filed as Exhibit A to the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.

(n)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(o)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(p)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(q)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(r)	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(s)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2007 and incorporated herein by reference.

(t)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2007 and incorporated herein by reference.

(u)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2007 and incorporated herein by reference.

(v)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(w)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(x)	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(y)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2008 and incorporated herein by reference.

(z)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference

(aa)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(bb)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(cc)	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(dd)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference

(ee)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2009 and incorporated herein by reference.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
	(in thousands)
June 30, 2009
Allowance for uncollectible accounts	825	3,692	—	(36)	4,481
Reserve for losses on government contracts	1,851	—	—	(90)	1,761
Reserve for inventory obsolescence	4,790	8,111	—	—	12,901
Reserve for warranty	1,499	5,680	—	(1,262)	5,917
Valuation allowance for deferred taxes	128,757	4,934	—	(3,156)	130,535

June 30, 2008
Allowance for uncollectible accounts	538	868	6	(587)	825
Reserve for losses on government contracts	1,899	158	—	(206)	1,851
Reserve for inventory obsolescence	1,870	3,059	—	(139)	4,790
Reserve for warranty	1,325	391	—	(217)	1,499
Valuation allowance for deferred taxes	129,571	4,934	—	(5,748)	128,757

June 30, 2007
Allowance for uncollectible accounts	691	10	57	(220)	538
Reserve for losses on government contracts	2,343	134	—	(578)	1,899
Reserve for inventory obsolescence	1,164	1,348	—	(642)	1,870
Reserve for warranty	1,835	(292)	—	(218)	1,325
Valuation allowance for deferred taxes	112,674	22,398	—	(5,501)	129,571

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
August 27, 2009	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer

/s/ Mark D. Morelli Mark D. Morelli	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2009

/s/ Harry W. Zike Harry W. Zike	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2009

/s/ Joseph A. Avila Joseph A. Avila	Director	August 27, 2009

/s/ Alan E. Barton Alan E. Barton	Director	August 27, 2009

/s/ Christopher P. Belden Christopher P. Belden	Director	August 27, 2009

/s/ Robert I. Frey Robert I. Frey	Director	August 27, 2009

/s/ William J. Ketelhut William J. Ketelhut	Director	August 27, 2009

/s/ Stephen Rabinowitz Stephen Rabinowitz	Director	August 27, 2009

/s/ George A. Schreiber, Jr. George A. Schreiber, Jr.	Director	August 27, 2009