Form 10-Q
period 2009-09-30
ENERGY CONVERSION DEVICES INC
filed 2009-11-09
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
     As of November 5, 2009, there were 45,744,167 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008(1)
Revenues
Product and project sales	$36,710	$90,801
Royalties	1,959	1,344
Revenues from product development agreements	3,991	3,271
License and other revenues	284	349

Total Revenues	42,944	95,765
Expenses
Cost of product and project sales	27,833	60,979
Cost of revenues from product development agreements	3,281	2,181
Product development and research	2,245	2,190
Preproduction costs	10	1,977
Selling, general and administrative	16,202	14,150
Net loss on disposal of property, plant and equipment	974	284
Restructuring charges	677	244

Total Expenses	51,222	82,005

Operating (Loss) Income	(8,278)	13,760
Other Income (Expense)
Interest income	292	2,604
Interest expense	(6,963)	(3,564)
Distribution from joint venture	1,309	—
Other nonoperating income (expense), net	885	(926)

Total Other Income (Expense)	(4,477)	(1,886)

Net (Loss) Income before Income Taxes	(12,755)	11,874
Income tax (benefit) expense	(915)	57

Net (Loss) Income	(11,840)	11,817
Net Loss Attributable to Noncontrolling Interest	(74)	—

Net (Loss) Income Attributable to ECD Shareholders	$(11,766)	$11,817

(Loss) Earnings Per Share	$(0.28)	$0.28

Diluted (Loss) Earnings Per Share	$(0.28)	$0.27

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

		June 30,
	September 30, 2009	2009(1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,407	$56,379
Short-term investments	201,015	245,182
Accounts receivable, net	54,912	69,382
Inventories, net	128,497	74,266
Other current assets	7,910	4,897

Total Current Assets	446,741	450,106

Property, Plant and Equipment, net	614,617	614,330

Other Assets:
Restricted cash	1,563	—
Goodwill	30,523	—
Intangible assets, net	2,659	—
Lease receivable, net	11,656	—
Other assets	11,758	11,661

Total Other Assets	58,159	11,661

Total Assets	$1,119,517	$1,076,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$45,025	$50,238
Warranty liability	40,299	5,917
Convertible notes	8,000	—
Other current liabilities	4,453	3,506

Total Current Liabilities	97,777	59,661

Long-Term Liabilities:
Convertible senior notes	251,573	247,974
Capital lease obligations	21,154	21,412
Other liabilities	22,754	9,701

Total Long-Term Liabilities	295,481	279,087

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 45,755,412 and 45,754,652 issued at September 30, 2009 and June 30,2009, respectively	458	458
Additional paid-in capital	1,056,756	1,055,705
Treasury stock	(700)	(700)
Accumulated deficit	(328,384)	(316,618)
Accumulated other comprehensive loss, net	(1,797)	(1,496)

Total ECD stockholders’ equity	726,333	737,349
Accumulated deficit — noncontrolling interest	(74)	—

Total Stockholders’ Equity	726,259	737,349

Total Liabilities and Stockholders’ Equity	$1,119,517	$1,076,097

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008(1)
Cash flows from operating activities:
Net (loss) income	$(11,840)	$11,817
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,892	6,981
Amortization of debt discount and deferred financing fees	3,908	3,601
Share-based compensation	1,051	1,478
Other-than-temporary impairment of investment	—	964
Loss on sale of property, plant and equipment	974	284
Other	—	46
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	8,924	(9,784)
Inventories	(29,880)	(3,127)
Other assets	446	(1,956)
Accounts payable and accrued expenses	(7,442)	13,744
Other liabilities	(954)	2,484

Net cash (used in) provided by operating activities	(25,921)	26,532

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(12,157)	(46,909)
Acquisition of business, net of cash acquired	(2,088)	—
Investment in joint ventures	—	(1,000)
Proceeds from maturities of investments	34,069	2,700
Proceeds from sale of investments	9,771	—

Net cash provided by (used in) investing activities	29,595	(45,209)

Cash flows from financing activities:
Principal payments under capitalized lease obligations	(174)	(256)
Repayment of revolving credit facility	(5,705)	—
Proceeds from sale of stock and share-based compensation, net of expenses	—	1,191

Net cash (used in) provided by financing activities	(5,879)	935

Effect of exchange rate changes on cash and cash equivalents	233	268
Net decrease in cash and cash equivalents	(1,972)	(17,474)
Cash and cash equivalents at beginning of period	56,379	484,492

Cash and cash equivalents at end of period	$54,407	$467,018

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
     Energy Conversion Devices, Inc. (the “Company” or “ECD”), through its subsidiaries, commercializes materials, products and production processes for the alternative energy generation (primarily solar energy), energy storage and information technology markets.
     On August 19, 2009, the Company acquired 100% of the outstanding shares of Solar Integrated Technologies, Inc. (“SIT”), a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The results of SIT’s operations have been included in the Company’s Consolidated Financial Statements beginning August 19, 2009.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”).
     The consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiaries in which it holds a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s share of earnings or losses of nonconsolidated affiliates are included in our consolidated operating results using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliate.
     The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the Company’s financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.
Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from those estimates.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during active construction periods of equipment. During the three months ended September 30, 2009 and 2008, the Company incurred total interest costs of $7.1 million and $6.7 million, respectively, of which $0.1 million and $3.1 million, respectively, were capitalized.
General
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and have not changed materially as of the date of this Report with the exception of the following:
     In connection with the SIT acquisition on August 19, 2009, the following accounting policies were adopted by the Company for the quarter ended September 30, 2009.
Revenue Recognition — Installed Solar Systems and Traditional Roofing
     The Company accounts for installed solar systems and traditional roofing projects using the percentage of completion method. Under this method, revenue arising from installed solar systems and traditional roofing projects is recognized as work is performed based on the percentage of incurred costs to estimate total forecasted costs at completion utilizing the most recent estimates of forecasted costs. The Company records a receivable for costs and estimated earnings in excess of billings and a liability for billings in excess of costs incurred.
     For smaller projects of shorter durations, generally three months or less, the Company records revenue under the completed contract method when the project is complete.
Restricted Cash
     As part of the SIT acquisition, the Company assumed restricted cash. In connection with the structured financing arrangement with GE Commercial Finance Energy Financial Services (“GE EFS”), a unit of General Electric Capital Corporation, SIT was required to deposit a portion of the proceeds from the borrowings with GE EFS. If necessary, GE EFS may use such amount to offset any shortfall in payments required from SIT under the structured finance arrangement. In addition, payments received from customers under sales-type lease agreements are deposited directly into a restricted bank account. Amounts deposited in the restricted bank account are used to fund the debt owed under the structured finance arrangements with GE EFS. Upon termination of the structured finance arrangement any remaining amounts in the restricted cash account will be transferred to the Company.
Warranty Reserve — Installed Solar Systems
     The Company generally provides a 20-year roof membrane warranty, a 20-year power warranty and a 10-year warranty on inverters. In addition, the Company generally provides a 20-year product warranty on its building integrated photovoltaic (“BIPV”) product. Reserves for warranty costs are recognized at the date of sale of the relevant products, at management’s best estimate of the expenditure required to settle the liability, taking into account the specific arrangements of the transaction and past experience.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements Not Yet Adopted
     The Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) amended Topic 810 “Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE), by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE only was required when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009 (effective July 1, 2010 for the Company). The Company is currently evaluating the requirements of ASC 810 and has not yet determined the impact on its consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, ASU 2009-15 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. ASU 2009-15 is effective for all arrangements outstanding as of the fiscal year beginning on or after December 15, 2009, (effective July 1, 2010 for the Company) and retrospective application is required for all periods presented. In addition, ASU 2009-15 is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company is currently evaluating the requirements of ASU 2009-15 and has not yet determined the impact on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. Upon adoption of the guidance the delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 (effective July 1, 2010 for the Company). The Company is currently evaluating the requirements of ASU 2009-13 and has not yet determined the impact on its consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). The update provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of Topic 820. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance of the ASU (effective October 1, 2009 for the Company). The Company does not believe that the adoption of ASU 2009-05 will have a material effect on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
     On July 1, 2009 the Company adopted the provisions of FASB ASC 323, “Investments — Equity Method and Joint Ventures” (“ASC 323”). ASC 323 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 323 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009 the Company adopted the provisions of FASB ASC Subtopic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40), which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under FASB ASC 815, “Derivatives and Hedging.” The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have a material effect on the Company’s consolidated financial statements.
     On July 1, 2009 the Company adopted the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The adoption of ASC 260 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009 the Company adopted the provisions of FASB ASC 805, “Business Combinations,” (“ASC 805”) which retains the fundamental requirements in that the acquisition method of accounting (which previously was called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 retains the guidance for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting period beginning on or after December 15, 2008. The Company applied the provisions of ASC 805 when it acquired SIT on August 19, 2009.
     On July 1, 2009 the Company adopted the provisions of FASB ASC 808, “Collaborative Arrangements,” (“ASC 808”) which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. ASC 808 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of ASC 808 did not have a material effect on the Company’s consolidated financial statements.
     On July 1, 2009, the Company adopted the provisions of FASB ASC 810, “Consolidation,” (“ASC 810”) specifically related to the noncontrolling interest in a subsidiary which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810 are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented.
     On July 1, 2009, the Company adopted the provisions of FASB ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), which requires issuers of convertible debt securities within its scope to recognize both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. ASC 470-20 also requires an accretion of the resulting debt discount over the expected life of the convertible debt. ASC 470-20 is required to be applied retrospectively to prior periods, and accordingly, financial statements for the prior periods have been adjusted to reflect its adoption.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statement of Operations for the
	Three Months Ended September 30, 2008
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Cost of product and project sales	$60,967	$12	$60,979
Total expenses	81,993	12	82,005
Operating income	13,772	(12)	13,760
Interest expense	(2,732)	(832)	(3,564)
Total other (expense) income	(1,054)	(832)	(1,886)
Net income before income taxes	12,718	(844)	11,874
Net income	12,661	(844)	11,817
Earnings (loss) per share	0.30	(0.02)	0.28
Diluted earnings (loss) per share	0.29	(0.02)	0.27

	Consolidated Balance Sheets as of June 30, 2009
	As Previously
	Reported(1)	ASC 470-20	As Reported
		(in thousands)

Property, plant and equipment, net	$605,742	$8,588	$614,330
Other assets	13,330	(1,669)	11,661
Total assets	1,069,178	6,919	1,076,097
Accounts payable and accrued expenses	50,264	(26)	50,238
Total current liabilities	59,687	(26)	59,661
Convertible senior notes	316,250	(68,276)	247,974
Total long-term liabilities	347,363	(68,276)	279,087
Additional paid-in capital	976,575	79,130	1,055,705
Accumulated deficit	(312,709)	(3,909)	(316,618)
Total stockholders’ equity	662,128	75,221	737,349
Total liabilities and stockholders’ equity	1,069,178	6,919	1,076,097

(1)	The balance as previously reported for “Accounts payable and accrued expenses” above also includes (in thousands) “Salaries, wages and amounts withheld from employees” of $3,243, “Amounts due under incentive plans” of $694 and excludes “Warranty liability” of $5,917.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows for the
	Three Months Ended September 30, 2008
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net income	$12,661	$(844)	$11,817
Depreciation and amortization	6,969	12	6,981
Amortization of debt discount and deferred financing fees	—	3,601	3,601
Other assets	813	(2,769)	(1,956)

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

	Net Income		Earnings
	(Loss)	Shares	(Loss) Per
	(Numerator)	(Denominator)	Share
	(in thousands, except per share amounts)
Three Months Ended September 30, 2009
Basic and diluted loss per share	$(11,766)	42,299	$(0.28)

Three Months Ended September 30, 2008
Basic earnings per share	$11,817	42,222	$0.28
Effect of dilutive securities:
Stock warrants	—	261	—
Stock options	—	569	(0.01)

Diluted earnings per share	$11,817	43,052	$0.27

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three months ended September 30, 2009 and 2008, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Share-based payment arrangements	1,311	72
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$680	$598
Cash paid for income taxes	6	—
Decrease in accounts payable for capital expenditures	3,845	—
Non-cash transactions:
Capital lease obligations incurred to finance capital equipment	50	—

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Acquisition
     On August 19, 2009 the Company acquired 100% of the outstanding common shares of SIT, a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The acquisition is an important element of the Company’s future growth plan as it transitions from manufacturing and selling a product to a company that provides complete solar solutions project implementation and value-added services. The Company expects to enhance its downstream presence by combining its strengths as a product innovator with the proven installation expertise and global footprint of SIT. The acquisition also strengthens and diversifies the Company’s business.
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Condensed Consolidated Statement of Operations. The Company incurred $3.0 million of acquisition-related costs during the quarter which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statement of Operations.
Purchase Price Allocation
     The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)
Cash	$9,180
Accounts receivable	9,962
Inventory	24,031
Other current assets	2,372
Long-term receivables	11,769
Property, plant and equipment	1,951
Other long term assets	2,010
Identifiable intangible assets	2,780
Goodwill	30,523
Warranty liability	(33,693)
Current liabilities	(27,293)
Long-term liabilities	(21,913)

Total net assets acquired	$11,679

     The fair value of the accounts receivable acquired was $10.0 million. The gross contractual amount due is $10.0 million, of which an insignificant amount is expected to be uncollectible. In addition, sales-type lease receivables with a fair value of $12.7 million were acquired. The gross contractual amount due is $18.8 million. A liability of $33.7 million has been recognized for estimated warranty claims on products sold by SIT. The purchase price allocation is provisional pending receipt of the final valuations of inventory and the warranty liability.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statement of Operations had the acquisition date been July 1, 2009 or July 1, 2008 are as follows:

	Three Months Ended
	September 30,
	2009	2008
Pro Forma Information	(in thousands)
Revenues	$47,838	$104,750
Net (loss) income	(15,433)	3,781
(Loss) earnings per share	(0.36)	0.09
Diluted (loss) earnings per share	(0.36)	0.09
     The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, along with intercompany elimination entries. This pro forma information is not necessarily indicative of future operating results.
Goodwill
     The goodwill of approximately $30.5 million arising from the SIT acquisition consists largely of the synergies and economies of scale from combining the operations of the Company and SIT. All of the goodwill has been allocated to the Company’s United Solar Ovonic Segment. It is estimated that none of the goodwill recognized will be deductible for income tax purposes.
Intangibles
     In conjunction with the SIT acquisition, intangible assets of $2.8 million were recorded including trade name intangible assets with an indefinite life of $1.1 million. The Company determined the fair value of these intangible assets at the time of the acquisition with the assistance of an independent third-party valuation firm. As part of the valuation, an estimated useful life for intangible assets was determined.
     Intangible assets, net consisted of the following:

	September 30, 2009
		Accumulated
	Gross Value	Amortization	Net Value	Useful life
		(in thousands)
Customer contracts	$870	$(72)	$798	1.5 years
Proprietary processes	500	(22)	478	2 - 9 years
Order backlog	290	(26)	264	1.4 years

Total	$1,660	$(120)	$1,540

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Amortization expense was $0.1 million for the three months ended September 30, 2009. Amortization expense by year is estimated to be as follows:

Fiscal Year	(in thousands)
2010	$722
2011	651
2012	40
2013	21
2014	21
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
September 30, 2009
Corporate bonds	$7,250	$—	$(1,015)	$6,235
U.S. Government securities	160,642	137	(1)	160,778
Auction rate certificates	34,100	—	(4,086)	30,014
Auction rate securities rights	—	3,988	—	3,988

	$201,992	$4,125	$(5,102)	$201,015

June 30, 2009
Corporate bonds	$23,047	$—	$(1,037)	$22,010
U.S. Government securities	188,902	148	(10)	189,040
Auction rate certificates	34,250	—	(4,056)	30,194
Auction rate securities rights	—	3,938	—	3,938

	$246,199	$4,086	$(5,103)	$245,182

     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	September 30, 2009		June 30, 2009
	Amortized Cost	Market value	Amortized Cost	Market Value
		(in thousands)
Due in less than one year	$167,892	$171,001	$211,949	$211,050
Due after one year through five years	34,100	30,014	34,250	34,132

	$201,992	$201,015	$246,199	$245,182

     The corporate bonds and U.S. government securities are classified as “available-for-sale.” Due to the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded the decline in fair value as an other-than-temporary impairment, included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations for the three month period ended September 30, 2008.
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
     The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARCs. The weighted average interest rate on the ARCs was 0.4% at September 30, 2009.
     The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction, or, in the absence of an active market for the ARCs, the default rate discussed above. Interest rates on the ARCs are capped between 12% and 18%.
     At September 30, 2009, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note 13 — Fair Value Measurements for a description of the model). This valuation resulted in an unrealized loss of $4.1 million at both periods ending September 30, 2009 and June 30, 2009.
     In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents the Company’s entire portfolio of ARCs). These Auction Rate Securities Rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company has valued the ARSRs using a present value model (see Note 13 — Fair Value Measurements for a description of the model). Using this model, the Company has determined the fair value of the ARSRs to be $4.0 million at September 30, 2009.
     The ARSRs also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, the Company has reclassified the entire portfolio of ARCs as “trading securities.” At September 30, 2009 the Company classified the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
Note 6 - Sales-Type Lease Receivables
     In conjunction with the SIT acquisition, the Company acquired sales-type lease receivables. In 2005 and 2006 SIT entered into Energy Services Agreements (“ESAs”) whereby customers agreed to pay SIT, on a monthly basis over a 20-year period, for the electricity generated from the BIPV roofing systems installed on their buildings. The customers pay for the energy produced by solar systems at a rate specified in each contract. SIT recorded a lease receivable to reflect the future stream of energy services payments from customers over the 20-year period.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Sales-type lease receivables consisted of the following:

September 30, 2009
(in thousands)
Total minimum lease payments receivable	$18,699
Less: Unearned income	(6,086)

Net investment in sales-type leases	$12,613

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of September 30, 2009 are as follows:

Fiscal Year	(in thousands)
2010	$663
2011	994
2012	1,013
2013	1,034
2014	1,054
Thereafter	13,941

$18,699

Note 7 - Inventories
     Inventories consisted of the following:

	September 30,	June 30,
	2009	2009
	(in thousands)
Finished products	$96,249	$41,167
Work in process	18,668	19,247
Raw materials	13,580	13,852

	$128,497	$74,266

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $9.2 million and $12.9 million as of September 30, 2009 and June 30, 2009, respectively. During the three months ended September 30, 2009, the Company wrote off fully reserved inventory by reducing the work in process and corresponding inventory reserve balances by $6.1 million. A $3.3 million inventory reserve was assumed during the SIT acquisition. Included in finished products inventory is $7.2 million of inventory under contract for a project as of September 30, 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

	September 30,	June 30,
	2009	2009
	(in thousands)
Liability at beginning of the period	$5,917	$1,499
Liability assumed in SIT acquisition	33,693	—
Warranty expense	1,077	5,680
Warranty claims	(388)	(1,262)

Liability at end of the period	$40,299	$5,917

Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	September 30,	June 30,
	2009	2009
	(in thousands)
Structured financing	$13,510	$—
Long-term retirement	1,842	1,894
Customer deposits	1,360	1,940
Deferred patent license fees	4,048	4,286
Deferred revenue and royalties	321	321
Rent payable	944	884
Other	729	376

	$22,754	$9,701

Note 9 - Long-Term Debt
Convertible Senior Notes
     In June 2008, the Company completed an offering of $316.3 million of Convertible Senior Notes (“Notes”). The Notes bear interest at a rate of 3.0% per year, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2008. If the Notes are not converted, they will mature on June 15, 2013.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period.
     The Company adopted the provisions of ASC 470-20 on July 1, 2009, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). The Company estimated that the effective interest rate at the time of the offering for similar debt without the conversion feature was 9.9%. The effective interest rate for both the three month periods ended September 30, 2009 and 2008 was 10.4%. At September 30, 2009 and June 30, 2009, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.
     The net carrying amount of the Notes is as follows:

	September 30,	June 30,
	2009	2009
	(in thousands)
Outstanding principal	$316,250	$316,250
Less: unamortized discount	64,677	68,276

Net carrying amount	$251,573	$247,974

The gross interest expense recognized is as follows:

	September 30,	September 30,
	2009	2008
	(in thousands)
Contractual interest	$2,372	$2,346
Amortization of the discount	3,599	3,389
Amortization of debt issue costs	309	212

Gross interest expense recognized	$6,280	$5,947

Structured Financing
     In conjunction with the SIT acquisition, the Company assumed a structured financing liability. In April 2005, SIT, through a subsidiary, entered into a Master Purchase and Lease Agreement and related agreements with a subsidiary of GE EFS, a unit of General Electric Capital Corporation, to provide structured financing for the installation of its BIPV projects on certain buildings owned by certain qualified customers. The structured financing liability has a 20-year term and bears interest at varying rates from 0.6% to 3.1%, with quarterly principal and interest payments.
Convertible Notes
     In conjunction with the SIT acquisition, the Company assumed SIT’s outstanding 6.5% convertible notes due November 1, 2010. The principal balance of $8.0 million was subsequently repaid in October 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Commitments and Contingencies
     The Company is subject to certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.
Note 11 — Restructuring Charges
     The Company incurred $0.7 million in restructuring charges during the three month period ended September 30, 2009, of which $0.2 million related to machine move costs from our Auburn Hills 1 to Auburn Hills 2 facility and $0.5 million related to employee severance as a result of the SIT acquisition in August 2009. The Company implemented an organizational restructuring in conjunction with the SIT acquisition, which consolidated certain departmental functions within the organization. Charges for this consolidation were for employee severance. The Company estimates that it will incur total employee termination costs of $1.7 million. The affected employees are required to render service until they are terminated. Therefore, the expense is recognized ratably over the employees’ future service periods. All restructuring charges are included in the United Solar Ovonic Segment. This restructuring is expected to be completed during the second half of fiscal year 2010.
     A summary of the Company’s restructuring liability is as follows:

Employee-Related
Expenses
(in thousands)
Balance June 30, 2009	$840
Liability assumed in SIT acquisition	122
Charges	525
Utilization or payment	(474)

Balance September 30, 2009	$1,013

Note 12 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three month periods ended September 30, 2009 and 2008 was $1.1 million and $1.5 million, respectively.
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
     The weighted-average fair value of the options granted during the three month period ended September 30, 2009 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated fair value	$10.02
Assumptions
Dividend Yield	0%
Volatility %	73.53%
Risk-Free Interest Rate	3.14%
Expected Life	7.33 years
     A summary of the transactions during the three months ended September 30, 2009 with respect to the Company’s stock options is as follows:

			Aggregate Intrinsic
		Weighted-Average	Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2009	894,504	$26.33	$387
Granted	16,500	14.05
Exercised	—	—	—
Expired	(12,100)	42.33
Forfeited	(397)	76.74

Outstanding at September 30, 2009	898,507	25.87	112

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth stock options exercisable:

		Weighted-		Weighted-Average
		Average	Aggregate Intrinsic	Contractual Life
		Exercise	Value(1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at September 30, 2009	727,320	$22.62	$112	3.58

Exercisable at June 30, 2009	709,074	21.85	376	3.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of September 30, 2009, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan, as applicable. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the three month period ended September 30, 2009 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2009	204,468	$52.63
Awarded	13,000	11.71
Vested	—	—
Forfeited	(2,482)	41.09

Nonvested at September 30, 2009	214,986	50.32

     As of September 30, 2009, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of shares vested during the three month period ended September 30, 2009 was insignificant.
Offer to Exchange RSUs
     On September 30, 2009 the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis. If the terms of the exchange are accepted, eligible participants will exchange existing RSUs which are subject to certain performance conditions, for new RSUs, which are not subject to any performance or market conditions. Newly issued RSUs will become fully vested on the third anniversary of award assuming continued employment with the Company.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Fair Value Measurements
     Financial instruments held by the Company include corporate bonds, U.S. government securities, and money market funds. The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on observable and unobservable inputs.
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At September 30, 2009, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets.
     As described in Note 5 “Investments,” the Company’s investments in ARCs are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (“FFELP”). The resulting discount rates used in the valuation analyses ranged from 2.6% to 6.0% based on the ARCs.
     Since the ARSRs are non-transferable and not traded on any exchange, the Company has elected to measure them using the fair value option. The ARSRs represents a guarantee of the par value of the ARCs, and the Company has valued the ARSRs using a present value model. In valuing the ARSRs, the Company calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 2.43%, which is a combination of the credit default swap rate risk of UBS at 1.58% and the rate on a U.S. Treasury interest rate swap of 0.63%. The sum of those rates was increased by an additional 10% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARSRs are included in “Short-term investments” in the Company’s Consolidated Balance Sheets. (See Note 5 — “Investments” for additional information).
     At September 30, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates			$30,014	$30,014
Auction rate securities rights			3,988	3,988
Investments in corporate bonds	$6,235			6,235
Investments in U.S. government securities	160,778			160,778
Investments in money market funds	41,140			41,140
     At June 30, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates			$30,194	$30,194
Auction rate securities rights			3,938	3,938
Investments in corporate bonds	$22,010			22,010
Investments in U.S. government securities	189,040			189,040
Investments in money market funds	45,411			45,411
     The following table presents the changes in Level 3 assets for the three month period September 30, 2009:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2009	$30,194	$3,938
Redeemed by UBS	(150)	—
Net (loss) gain included in investment	(30)	50

Balance at September 30, 2009	$30,014	$3,988

Note 14 — Income Taxes
     The net tax benefit of $0.9 million primarily relates to the Company’s U.S. operations which recorded certain federal refundable research and development tax credits totaling $1.0 million during the three month period ended September 30, 2009.
     As of the end of the first quarter of fiscal year 2010, the Company has recorded a net deferred tax liability of $0.4 million relating to indefinite-lived intangible assets resulting from the Company’s acquisition of SIT. This deferred tax liability cannot be offset by the Company’s tax assets with definite or finite reversal or carryforward periods.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has also acquired net operating losses (“NOLs”) of approximately $61.2 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service (“IRS”). The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its net deferred tax assets of $147.0 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more than likely than not that the deferred tax assets would not be realized.
Note 15 — Tax Benefits Preservation Plan
     On September 30, 2009, the Company’s Board of Directors adopted a tax benefits preservation plan to preserve its ability to fully use certain tax assets, including its substantial net operating loss carryforwards, which could be substantially limited if the Company experiences an “ownership change,” as defined by Section 382 of the Internal Revenue Code. As part of the plan, on September 30, 2009, the Board of Directors declared a dividend of one common stock purchase right (a “Right”) for each outstanding share of common stock held of record as of the close of business on October 15, 2009. Shares of common stock issued after that date also will receive Rights.
     The Rights will be triggered if any person or group (subject to certain exceptions specified in the tax benefits preservation plan) acquires 4.9% or more of the outstanding shares of the Company’s common stock, thereby becoming an “Acquiring Person” for purposes of the tax benefits preservation plan. If triggered, each Right entitles the holder (other than the Acquiring Person or any transferee of shares of the Company’s stock held by the Acquiring Person) to purchase shares of common stock at a 50 percent discount to the then market price of the Company’s common stock, and the Rights owned by the Acquiring Person (or any transferee of the Acquiring Person) become void. Alternatively, if the Rights are triggered, the Company’s Board of Directors may decide to exchange all or part of the exercised Rights (other than those held by the Acquiring Person or any transferee of the Acquiring Person) for shares of common stock.
     The Company’s Board of Directors has the discretion to exempt any acquisition of common stock from the provisions of the tax benefits preservation plan. The plan may be terminated by the Board of Directors at any time prior to the share purchase rights being triggered. Further, unlike a traditional shareholder rights plan that typically endures for ten years, the tax benefits preservation plan will expire prior to the end of its ten-year term if the Board of Directors determines that the tax benefits preservation plan is no longer needed to preserve the Company’s ability to fully use its tax benefits due to the repeal of Section 382 of the Internal Revenue Code, or that it cannot carry forward any more of its tax benefits.
Note 16 — Business Segments
     The Company currently classifies its business into two operating segments, United Solar Ovonic and Ovonic Materials. The Company is currently evaluating its organizational structure and segment

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classification for the newly-acquired SIT business. The Company is presently including the SIT business in its United Solar Ovonic segment.
     The following table lists the Company’s segment information and reconciliation to the Company’s consolidated financial statement amounts. The grouping “Corporate and Other” below does not meet the definition of an operating segment as it contains the Company’s headquarter costs, consolidating entries, and the Company’s investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	United Solar Ovonic	Ovonic Materials	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2009
Revenues	$39,520	$3,405	$19	$42,944
Operating income (loss)	(1,714)	1,605	(8,169)	(8,278)

Three Months Ended September 30, 2008
Revenues	91,811	3,879	75	95,765
Operating income (loss)	20,774	254	(7,268)	13,760
Note 17 — Litigation
     On July 13, 2009, Ovonic Battery Company (“OBC”), a 91.4%-owned subsidiary of the Company, and Chevron Technology Ventures LLC (“CTV”) completed a sale of 100% of the membership interests in Cobasys to SB LiMotive Co. Ltd. for $1. In connection with the sale of Cobasys, the Amended and Restated Operating Agreement dated July 2, 2004 was terminated effective as of the transaction date. Termination of the Operating Agreement was effectuated by a Termination Agreement dated as of the transaction date. This transaction coincides with settlement of a pending lawsuit against Cobasys filed in August 2008 by Mercedes-Benz U.S. International, Inc. (“MBUSI”). In connection with settling the lawsuit, OBC paid MBUSI $1.1 million from the $1.3 million in royalties distributed to it by Cobasys and entered into a mutual release with MBUSI of all Cobasys-related claims. In addition, Cobasys restructured its intellectual property licenses with the Company and OBC so that OBC has royalty-free, exclusive rights to the technology for defined non-transportation uses and Cobasys has royalty-free exclusive rights for defined transportation uses.
     In connection with these transactions, OBC, CTV and the Company settled and jointly dismissed their pending arbitration without any finding of financial liability. These parties entered into mutual releases and agreed to the terms of the Cobasys sale transaction. In July 2009, the Company recorded the $1.3 million received in connection with this settlement as a “Distribution from joint venture” and the $1.1 million paid to MBUSI as “Selling, general and administrative” expenses.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-month period ended September 30, 2009. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
Overview
     We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries, and receive funds for product development agreements under government sponsored programs.
     In August 2009, we acquired Solar Integrated Technologies, Inc. (“SIT”), a company that manufactures, designs, and installs building integrated PV systems for commercial rooftops. As a result of this acquisition, we are transitioning our business from manufacturing and selling our PV products to add capabilities to provide complete solar solutions and value-added services. We are presently including our newly-acquired SIT business in our United Solar Ovonic segment.
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

Results of Operations
United Solar Ovonic Segment

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
REVENUES
Product and project sales	$36,103	$89,450
Revenues from product development agreements	3,417	2,361

TOTAL REVENUES	39,520	91,811

EXPENSES
Cost of product and project sales	27,321	59,601
Cost of revenues from product development agreements	2,880	1,555
Product development and research	1,526	984
Preproduction costs	10	1,977
Selling, general and administrative	7,862	6,636
Loss on disposal of property, plant and equipment	974	284
Restructuring charges	661	—

TOTAL EXPENSES	41,234	71,037

OPERATING (LOSS) INCOME	$(1,714)	$20,774

     Total revenues for the three months ended September 30, 2009 were $39.5 million, a decrease of $52.3 million or 57%, compared to the same period in 2008. The decrease in total revenue was due to a reduced product sales volume of $47.3 million and reduced pricing of $9.7 million, offset by increased revenues from product development agreements of $1.0 million and incremental revenues of $3.7 million associated with our newly-acquired SIT business.
     Cost of product sales for the three months ended September 30, 2009 was $27.3 million, a decrease of $32.3 million or 54%, compared to the same period in 2008. The decrease was primarily due to reduced sales volume, which resulted in $31.9 million of reduced costs. Additional reductions, primarily related to lower raw material costs and improved efficiencies in our manufacturing processes, amounted to $4.5 million. These reductions were offset by $4.1 million of costs attributable to sales in our newly-acquired SIT business.
     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended September 30, 2009 was $4.4 million, an increase of $1.8 million or 74%, compared to the same period in 2008. The increase was primarily due to higher product development and research expenses of $0.5 million, and $1.3 million in increased costs of revenues from product development agreements, which were principally funded by the government programs under contract from the U.S. Air Force and the Department of Energy’s Solar America Initiative.
     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the three months ended September 30, 2009, compared to the same period in 2008, primarily because we paused the expansion of our Michigan and Tijuana, Mexico facilities.

     Selling, general and administrative expenses for the three months ended September 30, 2009 were $7.9 million, an increase of $1.2 million or 18%, compared to the same period in 2008. The increase was primarily due to increased support services of $1.0 million and incremental costs of $2.8 million associated with our newly-acquired SIT business, partially offset by a decrease in the allowance for doubtful accounts receivable of $2.5 million.
     The loss on disposal of property, plant and equipment for the three months ended September 30, 2009 was $1.0 million, an increase of $0.7 million, compared to the same period in 2008. The increase was primarily due to disposals of equipment as part of the upgrade to our deposition process in our Auburn Hills 1 facility.
     During the three months ended September 30, 2009, we incurred restructuring charges related to the severance of certain SIT employees of $0.5 million and $0.2 million for equipment relocation costs associated with the consolidation of certain production operations from our Auburn Hills 1 facility to our newer Auburn Hills 2 facility.
Ovonic Materials Segment

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
REVENUES
Product sales	$607	$1,351
Royalties	1,959	1,345
Revenues from product development agreements	574	910
License and other revenues	265	273

TOTAL REVENUES	3,405	3,879

EXPENSES
Cost of product sales	512	1,437
Cost of revenues from product development agreements	400	627
Product development and research	720	1,206
Selling, general and administrative expenses	168	355

TOTAL EXPENSES	1,800	3,625

OPERATING INCOME	$1,605	$254

     Total revenues for the three months ended September 30, 2009 were $3.4 million, a decrease of $0.5 million or 12%, compared to the same period in 2008. The decrease in total revenues was primarily due to decreased product sales of high performance nickel hydroxide materials of $0.7 million, decreased revenue from product development agreements of $0.3 million, partially offset by increased license and royalty revenue of $0.6 million.
     Cost of product sales for the three months ended September 30, 2009 was $0.5 million, a decrease of $0.9 million or 64%, compared to the same period in 2008. The decrease was primarily due to decreased sales of high performance nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $1.1 million, a decrease of $0.7 million or 39%, compared to the same period in 2008. The decrease was due to reduced research and development expenses.

Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $8.2 million for the three months ended September 30, 2009, an increase of $1.0 million or 14%, compared to the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $1.1 million associated with the settlement of the Mercedes-Benz U.S. International, Inc. litigation in July 2009 and, $1.3 million of incremental costs associated with the newly-acquired SIT business. During the three month period ended September 30, 2008, $1.4 million of employee severance expenses were included in selling, general and administrative expenses.
Other Income (Expense)
     Other expense was $4.5 million for the three months ended September 30, 2009 compared to $1.9 million in the same period in 2008. The $2.6 million increase was principally due to $3.4 million of increased net interest expense which is related to the reduced level of capitalized interest, a $2.3 million reduction in interest income due to lower level of investments in the current period, offset by a $1.3 million distribution from our previously owned Cobasys joint venture, $1.2 million of reduced levels of investment losses realized in the current period and incremental foreign currency transaction gains of $0.7 million associated with our newly-acquired SIT business.
Income Taxes
     Income tax benefit was $0.9 million for the three months ended September 30, 2009 compared to $0.1 million income tax expense in the same period in 2008. The decrease in tax expense is primarily related to $1.0 million of refundable research and development tax credits recognized during the three months ended September 2009.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments, and borrowing available under our credit facility. We believe that cash, cash equivalents and investments and borrowing under our credit facility will be sufficient to meet our liquidity needs for our current operations. At September 30, 2009, we had consolidated net working capital of $349.0 million.
     As of September 30, 2009, we had $255.4 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, U.S. Government agency notes, auction rate certificates (“ARCs”), and auction rate securities rights. The investments have maturities up to 12 months, except for the ARCs which have maturities from 24 to 36 years. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These auction rate securities rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We currently classify the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
     Our valuations of ARCs and ARSRs are based on unobservable inputs for which there is little or no market data and therefore require us to develop our own assumptions. For additional information about our judgments and assumptions underlying our fair value measurements and details about the methodology and inputs used see Note 13 “Fair Value Measurements” to our Notes to the Consolidated Financial Statements and information about the sensitivity of our measurements in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
Cash Flows
     Net cash (used in) provided by operating activities decreased $52.4 million to $(25.9) million for the three months ended September 30, 2009 from $26.5 million for the three months ended September 30, 2008. This decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $22.2 million and by $30.2 million additional cash used for changes in net working capital, specifically due to increased inventory levels offset by a reduction in accounts receivable and payables.
     Net cash provided by (used in) investing activities increased $74.8 million to $29.6 million for the three months ended September 30, 2009 from $(45.2) million for the three months ended September 30, 2008. This increase was principally due to reduced capital expenditures of $34.8 million and increased proceeds from maturities and sales of our investments of $41.1 million.
     Net cash (used in) provided by financing activities decreased $6.8 million to $(5.9) million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2009. This decrease was principally due to the $5.7 million repayment of the revolving credit facility assumed by the Company during the SIT acquisition.
Short-term Borrowings
     We maintain a $30.0 million revolving line of credit to finance domestic activities and a separate $25.0 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic and foreign inventory and receivables, respectively. At September 30, 2009, there were no outstanding borrowings on the line of credit. The credit facilities also contain an aggregate $10.0 million sub-limit for standby letters of credit and there were approximately $4.2 million of standby letters of credit outstanding at September 30, 2009.
Convertible Senior Notes
     Our Convertible Senior Notes (“Notes”) bear interest at a rate of 3.0% per year, payable on June 15 and December 15 of each year. If the Notes are not converted, they will mature on June 15, 2013. The Notes are only convertible prior to March 13, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the notes.

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
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in Item 1A “Risk Factors,” of this report and in our Annual Report on Form 10-K for fiscal year ended June 30, 2009, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
     There may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $208.2 million of these investments as of September 30, 2009. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $0.5 million as of September 30, 2009.

     The Company’s investments in ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program (“FFELP”). The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, all of our ARCs are rated as AAA. The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process.
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
     Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 2.6% to 6.0% based on the ARC. At September 30, 2009, we held $30.0 million of ARCs and have included them in short term investments on our Consolidated Balance Sheets.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in U.S. Dollars. For the quarter ended September 30, 2009, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.3 million.
     We recognized a foreign currency transaction gain of $0.7 million for the three month period ended September 30, 2009 and an insignificant amount for the three month period ended September 30, 2008.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of management, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon this evaluation, we have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
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
Item 1A: Risk Factors
     There were no material changes from the risk factors previously disclosed in “Item 1A: Risk Factors,” included in our Annual Report on Form 10-K for the year ended June 30, 2009.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5: Other Information
     Not applicable.
Item 6: Exhibits

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

ENERGY CONVERSION DEVICES, INC.
Dated: November 9, 2009	By:	/S/ Harry W. Zike
Harry W. Zike
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 9, 2009	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer