Form 10-Q
period 2009-12-31
ENERGY CONVERSION DEVICES INC
filed 2010-02-09
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
☑           ☐
 Yes          No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐           ☐
 Yes          No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐           ☑
 Yes          No
     As of February 4, 2010, there were 45,747,971 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008 (1)	2009	2008 (1)
Revenues
Product and project sales	$47,195	$97,987	$83,905	$188,788
Royalties	2,254	1,543	4,213	2,888
Revenues from product development agreements	3,007	3,077	6,998	6,348
License and other revenues	456	500	740	848

Total Revenues	52,912	103,107	95,856	198,872
Expenses
Cost of product and project sales	58,381	63,649	86,214	124,628
Cost of revenues from product development agreements	2,394	2,342	5,675	4,523
Product development and research	3,130	1,954	5,375	4,144
Preproduction costs	—	1,831	10	3,808
Selling, general and administrative	17,220	17,277	33,422	31,428
Net loss (gain) on disposal of property, plant and equipment	291	(38)	1,265	246
Impairment loss	1,253	—	1,253	—
Restructuring charges	2,445	191	3,122	435

Total Expenses	85,114	87,206	136,336	169,212

Operating (Loss) Income	(32,202)	15,901	(40,480)	29,660
Other Income (Expense)
Interest income	264	1,467	556	4,071
Interest expense	(6,837)	(4,030)	(13,800)	(7,594)
Distribution from joint venture	—	—	1,309	—
Other nonoperating expense, net	(981)	(77)	(76)	(1,002)

Total Other Income (Expense)	(7,554)	(2,640)	(12,011)	(4,525)

(Loss) Income before Income Taxes and Equity Loss	(39,756)	13,261	(52,491)	25,135
Income tax (benefit) expense	(985)	216	(1,900)	273

(Loss) Income before Equity Loss	(38,771)	13,045	(50,591)	24,862
Equity loss	(313)	—	(333)	—

Net (Loss) Income	(39,084)	13,045	(50,924)	24,862
Net Loss Attributable to Noncontrolling Interest	(79)	—	(153)	—

Net (Loss) Income Attributable to ECD Shareholders	$(39,005)	$13,045	$(50,771)	$24,862

(Loss) Earnings Per Share, Attributable to ECD Shareholders	$(0.92)	$0.31	$(1.20)	$0.59

Diluted (Loss) Earnings Per Share, Attributable to ECD Shareholders	$(0.92)	$0.31	$(1.20)	$0.58

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2009	2009 (1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,656	$56,379
Short-term investments	114,388	245,182
Accounts receivable, net	59,823	69,382
Inventories, net	120,824	74,266
Other current assets	8,367	4,897

Total Current Assets	394,058	450,106

Property, Plant and Equipment, net	613,310	614,330

Other Assets:
Restricted cash	1,738	—
Goodwill	35,371	—
Intangible assets, net	2,176	—
Lease receivable, net	11,438	—
Other assets	12,234	11,661

Total Other Assets	62,957	11,661

Total Assets	$1,070,325	$1,076,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$34,348	$50,238
Current portion of warranty liability	12,070	5,917
Other current liabilities	6,621	3,506

Total Current Liabilities	53,039	59,661

Long-Term Liabilities:
Convertible senior notes	255,172	247,974
Capital lease obligations	20,878	21,412
Warranty liability	31,072	—
Other liabilities	21,913	9,701

Total Long-Term Liabilities	329,035	279,087

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 45,755,412 and 45,754,652 issued at December 31, 2009 and June 30,2009, respectively	458	458
Additional paid-in capital	1,057,971	1,055,705
Treasury stock	(700)	(700)
Accumulated deficit	(367,389)	(316,618)
Accumulated other comprehensive loss, net	(1,936)	(1,496)

Total ECD stockholders’ equity	688,404	737,349
Accumulated deficit — noncontrolling interest	(153)	—

Total Stockholders’ Equity	688,251	737,349

Total Liabilities and Stockholders’ Equity	$1,070,325	$1,076,097

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended December 31,
	2009	2008 (1)
Cash flows from operating activities:
Net (loss) income	$(50,924)	$24,862
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,300	15,035
Amortization of debt discount and deferred financing fees	7,815	7,244
Share-based compensation	2,266	3,475
Other-than-temporary impairment of investment	—	1,002
Net loss on disposal of property, plant and equipment	1,265	420
Impairment loss	1,253	—
Equity loss	333	—
Other	—	4,212
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	4,632	(18,928)
Inventories	(22,430)	(12,798)
Other assets	(1,773)	(2,176)
Accounts payable and accrued expenses	(21,348)	15,161
Other liabilities	502	(337)

Net cash (used in) provided by operating activities	(60,109)	37,172

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,759)	(103,247)
Acquisition of business, net of cash acquired	(2,088)	—
Proceeds from maturities of investments	120,119	2,700
Proceeds from sale of investments	9,921	—

Net cash provided by (used in) investing activities	109,193	(100,547)

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(734)	(517)
Repayment of revolving credit facility	(5,705)	—
Repayment of convertible notes	(8,000)	—
Proceeds from sale of stock and share-based compensation, net of expenses	—	1,640

Net cash (used in) provided by financing activities	(14,439)	1,123

Effect of exchange rate changes on cash and cash equivalents	(368)	324
Net increase (decrease) in cash and cash equivalents	34,277	(61,928)
Cash and cash equivalents at beginning of period	56,379	484,492

Cash and cash equivalents at end of period	$90,656	$422,564

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
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
     On August 19, 2009, the Company acquired 100% of the outstanding common shares of Solar Integrated Technologies, Inc. (“SIT”), a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The results of SIT’s operations have been included in the Company’s Consolidated Financial Statements beginning August 19, 2009.
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
     The Company has performed an evaluation of subsequent events through February 9, 2010, which is the date the Company’s financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during active construction periods of equipment. During the three months ended December 31, 2009 and 2008, the Company incurred total interest costs of $6.9 million and $6.7 million, respectively, of which $0.1 million and $2.7 million, respectively, were capitalized. During the six months ended December 31, 2009 and 2008, the Company incurred total interest costs of $14.0 million and $13.4 million, respectively, of which $0.2 million and $5.8 million, respectively, were capitalized.
General
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and have not changed materially as of the date of this Report with the exception of the following:
     In connection with the SIT acquisition on August 19, 2009, the following accounting policies were adopted by the Company.
Revenue Recognition — Installed Solar Systems and Traditional Roofing
     The Company accounts for installed solar systems and traditional roofing projects using the percentage of completion method. Under this method, revenue arising from installed solar systems and traditional roofing projects is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs at completion utilizing the most recent estimates of forecasted costs. The Company records a receivable for costs and estimated earnings in excess of billings and a liability for billings in excess of costs incurred.
     For smaller projects of shorter durations, generally three months or less, the Company records revenue under the completed contract method when the project is complete.
Restricted Cash
     As part of the SIT acquisition, the Company acquired restricted cash. In connection with the structured financing arrangement with GE Commercial Finance Energy Financial Services (“GE EFS”), a business unit of General Electric Capital Corporation, SIT was required to deposit a portion of the proceeds from the borrowings with GE EFS. If necessary, GE EFS may use such amount to offset any shortfall in payments required from SIT under the structured finance arrangement. In addition, payments received from customers under sales-type lease agreements are deposited directly into a restricted bank account. Amounts deposited in the restricted bank account are used to fund the debt owed under the structured finance arrangements with GE EFS. Upon termination of the structured finance arrangement any remaining amounts in the restricted cash account will be transferred to the Company.
Warranty Reserve — Installed Solar Systems
     The Company generally provides a 20-year roof membrane warranty, a 20-year power warranty and a 10-year warranty on inverters. In addition, the Company generally provides a 20-year product warranty on its building integrated photovoltaic (“BIPV”) product. Reserves for warranty costs are recognized at

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
     In October 2009, the Company adopted the provisions of FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). The update provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of Topic 820. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance of the ASU. The adoption of ASU 2009-05 did not have any impact on the Company’s consolidated financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statement of Operations for the
	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008
	As			As
	Previously	ASC	As	Previously	ASC	As
	Reported	470-20	Reported	Reported	470-20	Reported
			(in thousands)
Cost of product and project sales	$63,624	$25	$63,649	$124,591	$37	$124,628
Total expenses	87,181	25	87,206	169,175	37	169,212
Operating income	15,926	(25)	15,901	29,697	(37)	29,660
Interest expense	(2,860)	(1,170)	(4,030)	(5,592)	(2,002)	(7,594)
Total other expense	(1,470)	(1,170)	(2,640)	(2,523)	(2,002)	(4,525)
Net income before income taxes	14,456	(1,195)	13,261	27,174	(2,039)	25,135
Net income	14,240	(1,195)	13,045	26,901	(2,039)	24,862
Earnings per share	0.34	(0.03)	0.31	0.64	(0.05)	0.59
Diluted earnings per share	0.33	(0.02)	0.31	0.63	(0.05)	0.58

	Consolidated Balance Sheets as of June 30, 2009
	As Previously
	Reported (1)	ASC 470-20	As Reported
		(in thousands)
Property, plant and equipment, net	$605,742	$8,588	$614,330
Other assets	13,330	(1,669)	11,661
Total assets	1,069,178	6,919	1,076,097
Accounts payable and accrued expenses	50,264	(26)	50,238
Total current liabilities	59,687	(26)	59,661
Convertible senior notes	316,250	(68,276)	247,974
Total long-term liabilities	347,363	(68,276)	279,087
Additional paid-in capital	976,575	79,130	1,055,705
Accumulated deficit	(312,709)	(3,909)	(316,618)
Total stockholders’ equity	662,128	75,221	737,349
Total liabilities and stockholders’ equity	1,069,178	6,919	1,076,097

(1)	The balance as previously reported for “Accounts payable and accrued expenses” above also includes (in thousands) “Salaries, wages and amounts withheld from employees” of $3,243, “Amounts due under incentive plans” of $694 and excludes “Warranty liability” of $5,917.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows for the
	Six Months Ended December 31, 2008
	As
	Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net income	$26,901	$(2,039)	$24,862
Depreciation and amortization	14,998	37	15,035
Amortization of debt discount and deferred financing fees	—	7,244	7,244
Other assets	3,066	(5,242)	(2,176)
Note 2 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share attributable to ECD shareholders is computed by dividing the net income (loss) attributable to ECD shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share attributable to ECD shareholders reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) attributable to ECD shareholders. The following table reconciles the numerator and denominator to calculate basic and diluted earnings (loss) per share attributable to ECD shareholders:

	Three Months Ended December 31,
	2009			2008
	Net Income			Net Income
	(Loss)			(Loss)
	Attributable to ECD Shareholders	Shares	Per Share	Attributable to ECD Shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
	(in thousands, except per share amounts)
Basic	$(39,005)	42,299	$(0.92)	$13,045	42,274	$0.31
Effect of dilutive securities:
Stock warrants	—	—	—	—	112	—
Stock options	—	—	—	—	264	—

Diluted	$(39,005)	42,299	$(0.92)	$13,045	42,650	$0.31

	Six Months Ended December 31,
	2009			2008
	Net Income			Net Income
	(Loss)			(Loss)
	Attributable to ECD Shareholders	Shares	Per Share	Attributable to ECD Shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
	(in thousands, except per share amounts)
Basic	$(50,771)	42,299	$(1.20)	$24,862	42,248	$0.59
Effect of dilutive securities:
Stock warrants	—	—	—	—	213
Stock options	—	—	—	—	454	(0.01)

Diluted	$(50,771)	42,299	$(1.20)	$24,862	42,915	$0.58

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three months ended December 31, 2009 and 2008, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)
Share-based payment arrangements	1,303	218	1,307	77

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	December 31,
	2009	2008
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$6,058	$—
Cash paid for income taxes	153	—
Decrease in accounts payable for capital expenditures	1,676	7,957
Non-cash transactions:
Auction rate securities rights	30	5,248
Note 4 - Acquisition
     On August 19, 2009 the Company acquired 100% of the outstanding common shares of SIT, a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The acquisition is an important element of the Company’s future growth plan as it transitions from manufacturing and selling a product to a company that provides complete solar solutions, project implementation and value-added services. The Company expects to enhance its downstream presence by combining its strengths as a product innovator with the proven installation expertise and global footprint of SIT. The acquisition also strengthens and diversifies the Company’s business.
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statement of Operations. The Company incurred $3.0 million of acquisition-related costs during the six month period ended December 31, 2009 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statement of Operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation
     The following table summarizes the final amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)
Cash	$9,180
Accounts receivable	9,962
Inventory	24,031
Other current assets	2,372
Long-term receivables	11,769
Property, plant and equipment	1,951
Other long term assets	2,010
Identifiable intangible assets	2,780
Goodwill	35,378
Warranty liability	(38,548)
Current liabilities	(27,293)
Long-term liabilities	(21,913)

Total net assets acquired	$11,679

     The fair value of the accounts receivable acquired was $10.0 million. The gross contractual amount due is $10.0 million, of which an insignificant amount is expected to be uncollectible. In addition, sales-type lease receivables with a fair value of $12.7 million were acquired. The gross contractual amount due is $18.8 million. A liability of $38.5 million has been recognized for estimated warranty claims on products sold by SIT.
     In the first quarter of fiscal year 2010, the Company completed a preliminary allocation of the purchase price for the SIT acquisition. During the second quarter of fiscal year 2010, the Company finalized its allocation and adjusted the fair value of the warranty liability by $4.9 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statement of Operations had the acquisition date been July 1, 2009 or July 1, 2008 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
		(in thousands)
Actual Amounts
Revenues	$11,817	N/A	$15,568	N/A
Net loss attributable to ECD shareholders	(11,055)	N/A	(14,269)	N/A

Pro Forma Information
Revenues	$52,912	$128,078	$100,750	$232,828
Net (loss) income attributable to ECD shareholders	(39,005)	9,263	(54,438)	13,044
(Loss) earnings per share	(0.92)	0.22	(1.29)	0.31
Diluted (loss) earnings per share	(0.92)	0.22	(1.29)	0.30
     The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, along with intercompany elimination entries. This pro forma information is not necessarily indicative of future operating results.
Goodwill
     The goodwill of approximately $35.4 million arising from the SIT acquisition consists largely of the synergies and economies of scale from combining the operations of the Company and SIT. All of the goodwill has been allocated to the Company’s United Solar Ovonic Segment. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. The changes in goodwill are as follows:

(in thousands)
Balance at September 30, 2009	$30,523
SIT acquisition adjustment	4,855
Foreign currency impact	(7)

Balance at December 31, 2009	$35,371

Intangible Assets
     In conjunction with the SIT acquisition, intangible assets with a fair value of $2.8 million were recorded including trade name intangible assets with an indefinite life of $1.1 million. During the three months ended December 31, 2009, the Company announced a restructuring plan to better align operating expenses with near-term revenue expectations. In conjunction with this plan the Company recognized an impairment loss of $0.2 million for proprietary processes which will no longer be utilized.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Intangible assets, net consisted of the following:

	December 31, 2009
		Accumulated
	Gross Value	Amortization	Net Value	Useful life
		(in thousands)
Customer contracts	$874	$(214)	$660	1.5 years
Proprietary processes	190	(8)	182	2 - 9 years
Order backlog	292	(78)	214	1.4 years

Total	$1,356	$(300)	$1,056

     Certain intangible assets are held by the Company’s foreign subsidiaries and are therefore subject to foreign currency fluctuations. Amortization expense was $0.2 million and $0.3 million for the three and six months ended December 31, 2009. Amortization expense by year is estimated to be as follows:

Fiscal Year	(in thousands)
2010	$404
2011	496
2012	21
2013	21
2014	21
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2009
Corporate bonds	$1,100	$—	$(1,002)	$98
U.S. Government securities	80,364	63	—	80,427
Auction rate certificates	33,950	—	(4,055)	29,895
Auction rate securities rights	—	3,968	—	3,968

	$115,414	$4,031	$(5,057)	$114,388

June 30, 2009
Corporate bonds	$23,047	$—	$(1,037)	$22,010
U.S. Government securities	188,902	148	(10)	189,040
Auction rate certificates	34,250	—	(4,056)	30,194
Auction rate securities rights	—	3,938	—	3,938

	$246,199	$4,086	$(5,103)	$245,182

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2009		June 30, 2009
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
		(in thousands)
Due in less than one year	$81,464	$84,493	$211,949	$211,050
Due after one year through five years	33,950	29,895	34,250	34,132

	$115,414	$114,388	$246,199	$245,182

     The corporate bonds and U.S. government securities are classified as “available-for-sale.” Due to the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company recorded the decline in fair value as an other-than-temporary impairment, included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations for the six month period ended December 31, 2008.
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
     The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARCs. The weighted average interest rate on the ARCs was 1.7% at December 31, 2009.
     The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction, or, in the absence of an active market for the ARCs, the default rate discussed above. Interest rates on the ARCs are capped between 12% and 18%.
     At December 31, 2009, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note 13 — Fair Value Measurements for a description of the model). This valuation resulted in an unrealized loss of $4.1 million at both periods ending December 31, 2009 and June 30, 2009.
     In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents the Company’s entire portfolio of ARCs). These Auction Rate Securities Rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company has valued the ARSRs using a present value model (see Note 13 — Fair Value Measurements for a description of the model). Using this model, the Company has determined the fair value of the ARSRs to be $4.0 million at December 31, 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The ARSRs also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, the Company has classified the entire portfolio of ARCs as “trading securities” in short-term investments based upon its intention to exercise its right to sell the ARCs to UBS.
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
     Sales-type lease receivables consisted of the following:

December 31, 2009
(in thousands)
Total minimum lease payments receivable	$18,480
Less: Unearned income	(6,086)

Net investment in sales-type leases	$12,394

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of December 31, 2009 are as follows:

Fiscal Year	(in thousands)
2010	$495
2011	994
2012	1,013
2013	1,034
2014	1,054
Thereafter	13,890

$18,480

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Inventories
     Inventories consisted of the following:

	December 31,	June 30,
	2009	2009
	(in thousands)
Finished products	$86,393	$41,167
Work in process	18,635	19,247
Raw materials	15,796	13,852

	$120,824	$74,266

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $15.4 million and $12.9 million as of December 31, 2009 and June 30, 2009, respectively. During the first quarter of fiscal year 2010, the Company wrote off fully reserved inventory by reducing the work in process and corresponding inventory reserve balances by $6.1 million. A $3.3 million inventory reserve was assumed during the SIT acquisition. Included in finished products inventory is $5.6 million of inventory under contract for a project as of December 31, 2009.
Note 8 - Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

(in thousands)
Liability at June 30, 2009	$5,917
Liability assumed in SIT acquisition	38,548
Warranty expense	1,236
Warranty claims	(2,449)
Foreign currency impact	(110)

Liability at December 31, 2009	$43,142

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	December 31,	June 30,
	2009	2009
	(in thousands)
Structured financing	$13,258	$—
Long-term retirement	1,783	1,894
Customer deposits	1,030	1,940
Deferred patent license fees	3,810	4,286
Deferred revenue and royalties	321	321
Rent payable	1,014	884
Other	697	376

	$21,913	$9,701

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
     The Company adopted the provisions of ASC 470-20 on July 1, 2009, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). The Company estimated that the effective interest rate at the time of the offering for similar debt without the conversion feature was 9.9%. The effective interest rate for both the three and six month periods ended December 31, 2009 and 2008 was 10.4%. At December 31, 2009 and June 30, 2009, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The net carrying amount of the Notes is as follows:

	December 31, 2009	June 30, 2009
	(in thousands)
Outstanding principal	$316,250	$316,250
Less: unamortized discount	61,078	68,276

Net carrying amount	$255,172	$247,974

     The gross interest expense recognized is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
		(in thousands)
Contractual interest	$2,372	$2,371	$4,744	$4,717
Amortization of discount	3,598	3,388	7,197	6,777
Amortization of debt issue costs	309	254	618	466

Gross interest expense recognized	$6,279	$6,013	$12,559	$11,960

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Restructuring Charges
     The Company implemented an organizational restructuring in conjunction with the SIT acquisition in August 2009 and consolidated certain departmental functions within the organization. In December 2009 the Company incurred additional restructuring charges to better align operating expenses with near-term revenue expectations. The Company estimates that it will incur total restructuring costs of $5.2 million, which includes employee severance costs of $3.7 million and exit costs of $1.5 million. The restructuring is expected to be completed in fiscal year 2010. The Company incurred $3.1 million of restructuring charges during the six month period ended December 31, 2009, of which $2.9 million related to employee severance and $0.2 million related to equipment relocation costs. The restructuring charges are included in the United Solar Ovonic segment. In connection with the restructuring activities the Company recognized an impairment loss of $1.3 million of which $1.1 million related to equipment and $0.2 million related to intangible assets which will no longer be utilized.
     A summary of the Company’s restructuring liability is as follows:

Employee-Related Expenses
(in thousands)
Balance June 30, 2009	$840
Liability assumed in SIT acquisition	122
Charges	2,914
Utilization or payment	(916)

Balance December 31, 2009	$2,960

Note 12 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three month periods ended December 31, 2009 and 2008 was $1.2 million and $2.0 million, respectively. Total share-based compensation expense for the six month periods ended December 31, 2009 and 2008 was $2.3 million and $3.5 million, respectively.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted-average fair value of the options granted during the three month period ended December 31, 2009 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated fair value	$10.02
Assumptions
Dividend Yield	0%
Volatility %	73.53%
Risk-Free Interest Rate	3.14%
Expected Life	7.33 years
     A summary of the transactions during the six months ended December 31, 2009 with respect to the Company’s stock options is as follows:

			Aggregate
		Weighted-Average	Intrinsic Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2009	894,504	$26.33	$387
Granted	16,500	14.05
Exercised	—	—	—
Expired	(16,720)	40.03
Forfeited	(397)	76.74

Outstanding at December 31, 2009	893,887	25.83	16

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
The table below sets forth stock options exercisable:

		Weighted-		Weighted-Average
		Average	Aggregate Intrinsic	Contractual Life
		Exercise	Value(1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at December 31, 2009	740,850	$22.81	$16	3.25

Exercisable at June 30, 2009	709,074	21.85	376	3.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of December 31, 2009, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Information concerning RSAs awarded under the 2006 Stock Incentive Plan during the six month period ended December 31, 2009 is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested at June 30, 2009	97,418	34.10
Awarded	—	—
Vested	—	—
Forfeited	—	—
Released from restriction	(2,500)	33.37

Nonvested at December 31, 2009	94,918	34.12

     As of December 31, 2009, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan, as applicable. On September 30, 2009 the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis.The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the six month period ended December 31, 2009 is as follows:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Nonvested at June 30, 2009	204,468	$52.63
Awarded	283,794	10.95
Vested	—	—
Forfeited	(5,213)	44.24
Exchanged	(95,234)	52.36
Released from restriction	(3,804)	10.57

Nonvested at December 31, 2009	384,011	22.49

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At December 31, 2009, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $202.4 million as of December 31, 2009 using level 1 inputs.
     As described in Note 5 “Investments,” the Company’s investments in ARCs are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (“FFELP”). The resulting discount rates used in the valuation analyses ranged from 2.5% to 5.9% based on the ARCs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Since the ARSRs are non-transferable and not traded on any exchange, the Company has elected to measure them using the fair value option. The ARSRs represents a guarantee of the par value of the ARCs, and the Company has valued the ARSRs using a present value model. In valuing the ARSRs, the Company calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 2.2%, which is a combination of the credit default swap rate risk of UBS at 1.2% and the rate on a U.S. Treasury interest rate swap of 0.7%. The sum of those rates was increased by an additional 10.0% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSRs are included in “Short-term investments” in the Company’s Consolidated Balance Sheets. (See Note 5 — “Investments” for additional information).
     At December 31, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Auction rate certificates			$29,895	$29,895
Auction rate securities rights			3,968	3,968
Investments in corporate bonds	$98			98
Investments in U.S. government securities	80,427			80,427
Investments in money market funds	66,372			66,372
     At June 30, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Auction rate certificates			$30,194	$30,194
Auction rate securities rights			3,938	3,938
Investments in corporate bonds	$22,010			22,010
Investments in U.S. government securities	189,040			189,040
Investments in money market funds	45,411			45,411
     The following table presents the changes in Level 3 assets for the six month period December 31, 2009:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2009	$30,194	$3,938
Redeemed by UBS	(300)	—
Net gain included in investment	1	30

Balance at December 31, 2009	$29,895	$3,968

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Income Taxes
     The net tax benefit of $1.9 million for the six months ended December 31, 2009 primarily relates to the Company’s U.S. operations which recorded certain federal refundable research and development tax credits and deferred tax assets relating to the current year net operating loss, which will be carried back to claim a refund of previously paid taxes totaling $1.1 million during the three month period ended December 31, 2009.
     At December 31, 2009, the Company has recorded a net deferred tax asset of $1.1 million resulting from the release of valuation allowance on the realizable portion of its net deferred tax assets and a deferred tax liability of $0.4 million relating to indefinite-lived intangible assets resulting from the Company’s acquisition of SIT. This deferred tax liability cannot be offset by the Company’s tax assets with definite or finite reversal or carryforward periods.
     Included within the Company’s net operating losses (“NOLs”) of $396.6 million, are acquired NOLs of approximately $61.2 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service (“IRS”). The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its remaining net deferred tax assets of $163.0 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2028, and basis differences in intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more than likely than not that the deferred tax assets would not be realized.
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
Note 16 — Business Segments
     The Company has two operating segments, United Solar Ovonic and Ovonic Materials. The Company includes the newly-acquired SIT business in its United Solar Ovonic segment.
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

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
		(in thousands)
Three Months Ended December 31, 2009
Revenues	$48,979	$3,878	$55	$52,912
Operating (loss) income	(28,329)	1,620	(5,493)	(32,202)

Three Months Ended December 31, 2008
Revenues	99,643	3,431	33	103,107
Operating income (loss)	22,235	1,225	(7,559)	15,901

Six Months Ended December 31, 2009
Revenues	88,499	7,283	74	95,856
Operating (loss) income	(30,043)	3,225	(13,662)	(40,480)

Six Months Ended December 31, 2008
Revenues	191,454	7,310	108	198,872
Operating income (loss)	43,009	1,479	(14,828)	29,660
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and six-month periods ended December 31, 2009. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
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
     In August 2009, we acquired Solar Integrated Technologies, Inc. (“SIT”), a company that manufactures, designs, and installs building integrated PV systems for commercial rooftops. As a result of this acquisition, we are transitioning our business from manufacturing and selling our PV products to a Company that provides complete solar solutions, project implementation and value-added services. Our newly-acquired SIT business is included in our United Solar Ovonic segment. See “Item 1A: Risk Factors,” for additional information.
     We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global financial constraints are impacting the funding of solar projects that otherwise have strong strategic rationale and/or financial returns. We are expanding our business model to facilitate solar projects utilizing our solar laminates. Under our traditional business model in which we would sell our products to building materials companies, we would enter into long-term supply agreements, some of which were “take-or-pay” agreements (that require the customer to purchase a specified minimum amount of our products) with our customers. Our backlog of anticipated product sales for fiscal years 2010 through 2016, which primarily reflected this business model, was approximately $1.6 billion at June 30, 2009, and $750 million at December 31, 2009. The decrease is primarily attributable to our acquisition of SIT, which accounted for approximately $500 million of the June 30, 2009 backlog, together with product sales during the six-month period ended December 31, 2009, and certain contract renegotiations, including conversion of certain take-or-pay agreements to supply contracts, some of which do not have firm annual purchase obligations, as we work with our customers to preserve relationships and maximize long-term value. The Company’s estimate of anticipated product sales may be impacted by various assumptions, including anticipated price reductions, currency exchange rates, and overall customer demand. Anticipated product sales include future firm commitments under take-or-pay agreements, confirmed orders from customers and government contracts.
     We continue to adjust our production in our United Solar Ovonic segment and reduce costs to respond to near-term market conditions and improve our overall competitiveness. We have implemented actions, including temporary production hiatuses and a consolidation of certain departmental functions within the organization, to lower our overall costs. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We have also recognized under-absorption of overhead costs, and associated period costs, resulting from our production adjustments and may recognize similar costs in the future if we do not sustainably operate our facilities at productive capacity. Furthermore, continued declines in our operating results due to a further or prolonged deterioration of market conditions could result in the recognition of asset and/or goodwill impairment losses in the future.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production and shipments, measured in megawatts (“MW”) per annum, and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment.
Results of Operations
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
United Solar Ovonic Segment

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
REVENUES
Product and project sales	$46,274	$97,316
Revenues from product development agreements	2,573	2,327
License and other revenues	132	—

TOTAL REVENUES	48,979	99,643

EXPENSES
Cost of product and project sales	57,584	63,101
Cost of revenues from product development agreements	2,086	1,887
Product development and research	2,292	1,139
Preproduction costs	—	1,831
Selling, general and administrative	11,412	9,488
Loss (gain) on disposal of property, plant and equipment	293	(38)
Impairment loss	1,253	—
Restructuring charges	2,388	—

TOTAL EXPENSES	77,308	77,408

OPERATING (LOSS) INCOME	$(28,329)	$22,235

     Total revenues for the three months ended December 31, 2009 were $49.0 million, a decrease of $50.7 million or 51%, compared to the same period in 2008. The decrease in total revenues was due to $50.4 million decrease in sales volume and a $12.1 million decline in pricing. This decrease is offset by incremental revenues of $11.8 million associated with our newly-ac quired SIT business.
     Cost of product and project sales for the three months ended December 31, 2009 was $57.6 million, a decrease of $5.5 million or 9%, compared to the same period in 2008. The decrease was primarily due to reduced sales volume which resulted in $25.9 million in reduced costs and $2.2 million in reduced warranty costs, offset by unabsorbed overhead costs of $6.7 million as a result of reduced production volume and $0.5 million in additional inventory reserves. In addition, there were incremental costs of

$15.4 million attributable to sales in our newly-acquired SIT business which included the write-off of certain inventory of $2.5 million and $0.7 million in unabsorbed overhead costs.
     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended December 31, 2009 was $4.4 million, an increase of $1.4 million or 45%, compared to the same period in 2008. The increase was primarily due to $1.2 million increase in product development and research expenses for our PowerTilt and PowerBond products. The additional increase of $0.2 million was due to increased research and development activities funded by the U.S. Air Force and the Department of Energy’s Solar America Initiative.
     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the three months ended December 31, 2009, compared to the same period in 2008, primarily because we paused the expansion of our Michigan and Mexico facilities.
     Selling, general and administrative expenses for the three months ended December 31, 2009 were $11.4 million, an increase of $1.9 million or 20%, compared to the same period in 2008. The increase was primarily due to incremental costs of $3.7 million associated with the newly-acquired SIT business and increased marketing and support services of $0.7 million, offset by reduced incentive costs of $1.2 million and a reduction of the allowance for uncollectible accounts reserve of $1.3 million.
     The loss on disposal of property, plant and equipment for the three months ended December 31, 2009 was $0.3 million, an increase of $0.3 million, compared to the same period in 2008. The increase was primarily due to disposals of equipment at our Greenville and Auburn Hills, Michigan facilities.
     During the three months ended December 31, 2009, we incurred impairment losses of $1.3 million related to the December 2009 restructuring plan, of which $1.1 million was related to equipment and $0.2 million related to intangible assets which will no longer be utilized.
     During the three months ended December 31, 2009, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $2.4 million of charges were for employee severance. See Note 11 — Restructuring Charges for additional information.

Ovonic Materials Segment

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$921	$671
Royalties	2,254	1,543
Revenues from product development agreements	434	750
License and other revenues	269	467

TOTAL REVENUES	3,878	3,431

EXPENSES
Cost of product sales	797	609
Cost of revenues from product development agreements	308	455
Product development and research	838	815
Selling, general and administrative expenses	315	327

TOTAL EXPENSES	2,258	2,206

OPERATING INCOME	$1,620	$1,225

     Total revenues for the three months ended December 31, 2009 were $3.9 million, an increase of $0.4 million or 13%, compared to the same period in 2008. The increase in total revenues was primarily due to increased vehicle nickel metal hydride battery royalties of $0.7 million and increased sales of nickel hydroxide of $0.2 million. These increases were partially offset by decreased revenues for product development agreements of $0.3 million, due to an increased proportion of cost-share programs versus full-cost reimbursement programs, and decreased license and other revenues of $0.2 million, due to a one-time nickel metal hydride battery license fee received in the second quarter of fiscal year 2009.
     Cost of product sales for the three months ended December 31, 2009 was $0.8 million, an increase of $0.2 million or 31%, compared to the same period in 2008. The increase was primarily due to increased sales of nickel hydroxide resulting from increased demand from our main nickel hydroxide customer.
     Combined cost of revenues from product development agreements and product development and research expenses were $1.1 million, a decrease of $0.1 million or 10%, compared to the same period in 2008. The decrease was due to reduced research and development expenses.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $5.5 million for the three months ended December 31, 2009, a decrease of $2.0 million or 26%, compared to the same period in 2008. The decrease in selling, general and administrative expenses was primarily due to reduced incentive costs of $1.4 million and other cost reductions of $0.6 million.
Other Income (Expense)
     Other expense was $7.6 million for the three months ended December 31, 2009 compared to $2.6 million in the same period in 2008. The $5.0 million increase was principally due to reduced interest income of $1.2 million due to lower levels of investments in the period, increased interest expense of $2.8 million which is related to a reduced level of capitalized interest, and incremental foreign currency transaction losses of $0.8 million associated with our newly-acquired SIT business.
Income Taxes
     Income tax benefit was $1.0 million for the three months ended December 31, 2009 compared to $0.2 million income tax expense in the same period in 2008. The decrease in income taxes relates to the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.
Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
United Solar Ovonic Segment

	Six Months Ended
	December 31,
	2009	2008
	(in thousands)
REVENUES
Product and project sales	$82,377	$186,766
Revenues from product development agreements	5,990	4,688
License and other revenues	132	—

TOTAL REVENUES	88,499	191,454

EXPENSES
Cost of product and project sales	84,905	122,702
Cost of revenues from product development agreements	4,966	3,442
Product development and research	3,818	2,122
Preproduction costs	10	3,808
Selling, general and administrative	19,274	16,125
Loss on disposal of property, plant and equipment	1,267	246
Impairment loss	1,253	—
Restructuring charges	3,049	—

TOTAL EXPENSES	118,542	148,445

OPERATING (LOSS) INCOME	$(30,043)	$43,009

     Total revenues for the six months ended December 31, 2009 were $88.5 million, a decrease of $103.0 million or 54%, compared to the same period in 2008. The decrease in total revenues was due to a $99.1 million decrease in product sales and a $19.5 million decrease in pricing, offset by incremental revenues from our newly-acquired SIT business of $15.6 million.
     Cost of product and project sales for the six months ended December 31, 2009 was $84.9 million, a decrease of $37.8 million or 31%, compared to the same period in 2008. The decrease was primarily due to reduced sales volume of $58.4 million, $4.8 million reduced costs of manufacturing due to improved efficiencies and $1.4 million of reduced warranty costs, offset by unabsorbed overhead costs of $7.4 million as a result of reduced production volume. In addition, there were incremental costs of $19.6 million of costs attributable to sales in our newly-acquired SIT business which included the write-off of certain inventory of $2.5 million and $1.0 million in unabsorbed overhead costs.

     The combined cost of revenues from product development agreements and product development and research expenses for the six months ended December 31, 2009 was $8.8 million, an increase of $3.2 million or 58%, compared to the same period in 2008. The increase was primarily due to a $1.7 million in product development and research expenses for our new PowerTilt and PowerBond products. The additional increase of $1.5 million was due to increased research and development activities funded by the U.S. Air Force and the Department of Energy’s Solar America Initiative.
     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the six months ended December 31, 2009, compared to the same period in 2008, primarily because we paused the expansion of our Michigan and Mexico facilities.
     Selling, general and administrative expenses for the six months ended December 31, 2009 were $19.3 million, an increase of $3.1 million or 20%, compared to the same period in 2008. The increase was primarily due to additional expenses from the newly-acquired SIT business of $6.4 million and $0.5 million in overall savings from ongoing cost cutting initiatives, offset by the reduction of the allowance for uncollectible accounts reserve of $3.8 million.
     The loss on disposal of property, plant and equipment for the six months ended December 31, 2009 was $1.3 million, an increase of $1.0 million, compared to the same period in 2008. The increase was primarily due to disposals of equipment at our Greenville and Auburn Hills, Michigan facilities, and disposal of equipment as part of the upgrade to our deposition process in our Auburn Hills 1 facility.
     During the six months ended December 31, 2009, we incurred impairment losses of $1.3 million related to the December 2009 restructuring plan, of which $1.1 million was related to equipment and $0.2 million related to intangible assets which will no longer be utilized.
     During the six months ended December 31, 2009, we incurred restructuring charges related to the severance of certain employees of $2.8 million and $0.2 million for equipment relocation costs associated with the consolidation of certain production operations from our Auburn Hills 1 facility. See Note 11 – Restructuring Charges for additional information.

Ovonic Materials Segment

	Six Months Ended
	December 31,
	2009	2008
	(in thousands)
REVENUES
Product sales	$1,528	$2,022
Royalties	4,213	2,888
Revenues from product development agreements	1,008	1,660
License and other revenues	534	740

TOTAL REVENUES	7,283	7,310

EXPENSES
Cost of product sales	1,309	2,046
Cost of revenues from product development agreements	708	1,082
Product development and research	1,558	2,021
Selling, general and administrative expenses	483	682

TOTAL EXPENSES	4,058	5,831

OPERATING INCOME	$3,225	$1,479

     Total revenues for the six months ended December 31, 2009 were $7.3 million and were comparable to total revenues for the same period in 2008. Royalty revenues increased by $1.3 million, primarily due to increased royalties for vehicle nickel metal hydride batteries. This increase was offset by decreased product sales of $0.5 million, decreased revenues from product development agreements of $0.7 million, and decreased license and other revenues of $0.2 million. Decreased product sales were due to decreased sales of nickel hydroxide to our main nickel hydroxide customer. Decreased revenues from product development agreements were due to an increased proportion of cost-share development agreements versus full-cost reimbursement programs. Decreased license fee and other revenue resulted from a nickel metal hydride battery license fee that was received in 2008 but was not recurring.
     Cost of product sales for the six months ended December 31, 2009 was $1.3 million, a decrease of $0.7 million or 36%, compared to the same period in 2008. The decrease was primarily due to decreased sales of nickel hydroxide to our main nickel hydroxide customer and increased margin on sales of nickel hydroxide.
     Combined cost of revenues from product development agreements and product development and research expenses were $2.3 million, a decrease of $0.8 million or 27%, compared to the same period in 2008. The decrease was due to reduced research and development expenses.
     Cost of selling, general and administrative expenses for the six months ended December 31, 2009 were $0.5 million, a decrease of $0.2 million or 29%, compared to the same period in 2008. The decrease was primarily due to decreased outside consulting services.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $13.7 million for the six months ended December 31, 2009, a decrease of $0.9 million or 7%, compared to the same period in 2008. The decrease in selling, general and administrative expenses was primarily due to severance costs of $1.4 million in 2008, partially offset by other costs of $0.5 million in 2009.
Other Income (Expense)
     Other expense was $12.0 million for the six months ended December 31, 2009 compared to $4.5 million in the same period in 2008. The $7.5 million increase was principally due to reduced interest income of $3.5 million due to lower levels of investments in the period, increased interest expense of $6.2 million which is related to the reduced level of capitalized interest, offset by a $1.3 million distribution from our previously owned Cobasys joint venture and an other-than-temporary impairment of $1.0 million for our Lehman Bonds in 2008.
Income Taxes
     Income tax benefit was $1.9 million for the six months ended December 31, 2009 compared to $0.3 million income tax expense in the same period in 2008. The decrease in tax expense is primarily related to certain federal refundable research expenses and the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments, and borrowings available under our credit facility. We believe that cash, cash equivalents and investments and borrowings under our credit facility will be sufficient to meet our liquidity needs for our current operations. At December 31, 2009, we had consolidated net working capital of $341.0 million.
     As of December 31, 2009, we had $205.0 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, U.S. Government agency notes, auction rate certificates (“ARCs”), and auction rate securities rights. The investments have maturities up to 12 months, except for the ARCs which have maturities from 24 to 36 years. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These auction rate securities rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We currently classify the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
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
Cash Flows
     Net cash (used in) provided by operating activities decreased $97.3 million to $(60.1) million for the six months ended December 31, 2009 from $37.2 million for the six months ended December 31, 2008. This decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $76.0 million and by $21.3 million additional cash used for changes in net working capital, specifically due to increased inventory levels offset by reductions in accounts receivable and accounts payable.
     Net cash provided by (used in) investing activities increased $209.7 million to $109.2 million for the six months ended December 31, 2009 from $(100.5) million for the six months ended December 31, 2008. This increase was principally due to reduced capital expenditures of $84.5 million and increased proceeds from maturities and sales of our investments of $127.3 million.
     Net cash (used in) provided by financing activities decreased $15.5 million to $(14.4) million for the six months ended December 31, 2009 from $1.1 million for the six months ended December 31, 2008. This decrease was principally due to the $5.7 million repayment of the revolving credit facility and $8.0 million repayment of the convertible notes assumed by the Company as part of the SIT acquisition.
Short-term Borrowings
     We maintain a $30.0 million revolving line of credit to finance domestic activities and a separate $25.0 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic and foreign inventory and receivables, respectively. At December 31, 2009 there was $16.5 million of available financing under the agreement based on the borrowing formula. There were no outstanding borrowings on the line of credit. The credit facilities also contain an aggregate $10.0 million sub-limit for standby letters of credit and there were approximately $4.2 million of standby letters of credit outstanding at December 31, 2009.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $146.9 million of these investments as of December 31, 2009. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $0.1 million as of December 31, 2009.
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
     Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. These funds will not be accessible until a successful auction occurs, the issuer redeems the ARC, a buyer is found outside the auction process or the securities mature. In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These ARSRs, which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company classifies the ARCs as short-term investments based upon its intention to exercise its right to sell the ARCs to UBS.
     Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 2.5% to 5.9% based on the ARC. At December 31, 2009, we held $29.9 million of ARCs and have included them in short term investments on our Consolidated Balance Sheets.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in U.S. Dollars. For the quarter ended December 31, 2009, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.2 million.
     We recognized a foreign currency transaction loss of $0.8 million for the three month period ended December 31, 2009 and $0.1 million for the three month period ended December 31, 2008. We recognized a foreign currency transaction loss of $0.1 million for both of the six month periods ended December 31, 2009 and 2008.
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

PART II – OTHER INFORMATION

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
     There were no material changes from the risk factors previously disclosed in “Item 1A: Risk Factors,” included in our Annual Report on Form 10-K for the year ended June 30, 2009, except for the following:
We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.
     As a result of our acquisition of SIT in August 2009, we recorded approximately $35.4 million of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and approximately $2.8 million of other identifiable intangible assets, including customer contracts, proprietary processes and order backlog. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. In the event that we determine our goodwill or intangible assets are impaired, we may be required to record an impairment loss that could have a material adverse effect on our financial position and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3:	Defaults Upon Senior Securities
     Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on November 17, 2009. The following proposals were approved by the votes indicated:
     (1) To elect eight directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	Shares	Shares
	Voted For	Withheld
Joseph A. Avila	31,260,234	5,676,519
Alan E. Barton	31,268,377	5,668,376
Christopher P. Belden	31,315,724	5,621,029
Robert I. Frey	30,955,280	5,981,473
William J. Ketelhut	31,232,389	5,704,364
Mark D. Morelli	31,206,500	5,730,253
Stephen Rabinowitz	30,971,834	5,964,919
George A. Schreiber, Jr.	30,961,597	5,975,156
     (2) To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

	Shares
Shares	Voted	Shares
Voted For	Against	Abstained
36,023,471	542,839	370,443

Item 5:	Other Information
     Not applicable.

Item 6:	Exhibits

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
Dated: February 9, 2010	By:	/S/ Harry W. Zike
Harry W. Zike
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 9, 2010	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer