Form 10-Q
period 2010-03-31
ENERGY CONVERSION DEVICES INC
filed 2010-05-10
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1749884
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2956 Waterview Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 6, 2010, there were 45,762,991 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009(1)	2010	2009(1)
Revenues
Product and project sales	$65,076	$60,190	$148,981	$248,978
Royalties	1,919	1,477	6,132	4,365
Revenues from product development agreements	2,580	3,967	9,578	10,316
License and other revenues	2,831	372	3,571	1,220

Total Revenues	72,406	66,006	168,262	264,879
Expenses
Cost of product and project sales	68,982	42,719	155,196	167,347
Cost of revenues from product development agreements	1,949	2,451	7,624	6,974
Product development and research	3,442	2,424	8,817	6,568
Preproduction costs	72	1,325	82	5,133
Selling, general and administrative	16,730	12,314	50,152	43,742
Net loss on disposal of property, plant and equipment	31	677	1,296	1,086
Impairment loss	357,975	—	359,228	—
Restructuring charges	338	139	3,460	574

Total Expenses	449,519	62,049	585,855	231,424

Operating (Loss) Income	(377,113)	3,957	(417,593)	33,455
Other Income (Expense)
Interest income	404	712	960	4,783
Interest expense	(6,970)	(2,310)	(20,770)	(9,904)
Distribution from joint venture	—	—	1,309	—
Other nonoperating expense, net	(1,257)	(552)	(1,333)	(1,392)

Total Other Income (Expense)	(7,823)	(2,150)	(19,834)	(6,513)

(Loss) Income before Income Taxes and Equity Income (Loss)	(384,936)	1,807	(437,427)	26,942
Income tax (benefit) expense	(55)	549	(1,955)	822

(Loss) Income before Equity Income (Loss)	(384,881)	1,258	(435,472)	26,120
Equity income (loss)	148	—	(185)	—

Net (Loss) Income	(384,733)	1,258	(435,657)	26,120
Net Income (Loss) Attributable to Noncontrolling Interest	113	—	(40)	—

Net (Loss) Income Attributable to ECD Shareholders	$(384,846)	$1,258	$(435,617)	$26,120

(Loss) Earnings Per Share, Attributable to ECD Shareholders	$(9.10)	$0.03	$(10.30)	$0.62

Diluted (Loss) Earnings Per Share, Attributable to ECD Shareholders	$(9.10)	$0.03	$(10.30)	$0.61

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2010	2009(1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,244	$56,379
Short-term investments	127,242	245,182
Accounts receivable, net	67,472	69,382
Inventories, net	94,416	74,266
Other current assets	21,575	4,897

Total Current Assets	368,949	450,106

Property, Plant and Equipment, net	297,237	614,330

Other Assets:
Restricted cash	8,073	—
Lease receivable, net	11,316	—
Other assets	11,877	11,661

Total Other Assets	31,266	11,661

Total Assets	$697,452	$1,076,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$43,476	$50,238
Current portion of warranty liability	13,432	5,917
Other current liabilities	6,122	3,506

Total Current Liabilities	63,030	59,661

Long-Term Liabilities:
Convertible senior notes	258,944	247,974
Capital lease obligations	20,596	21,412
Warranty liability	28,633	—
Other liabilities	21,197	9,701

Total Long-Term Liabilities	329,370	279,087

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 45,774,386 and 45,754,652 issued at March 31, 2010 and June 30,2009, respectively	458	458
Additional paid-in capital	1,059,145	1,055,705
Treasury stock	(700)	(700)
Accumulated deficit	(752,235)	(316,618)
Accumulated other comprehensive loss, net	(1,576)	(1,496)

Total ECD stockholders’ equity	305,092	737,349
Accumulated deficit — noncontrolling interest	(40)	—

Total Stockholders’ Equity	305,052	737,349

Total Liabilities and Stockholders’ Equity	$697,452	$1,076,097

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2010	2009(1)
Cash flows from operating activities:
Net (loss) income	$(435,657)	$26,120
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment loss	359,228	—
Depreciation and amortization	27,302	23,695
Amortization of debt discount and deferred financing fees	11,927	10,958
Share-based compensation	3,440	4,885
Other-than-temporary impairment of investment	—	969
Net loss on disposal of property, plant and equipment	1,296	1,086
Equity loss	185	—
Other	—	6,482
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	(3,417)	(13,084)
Inventories	3,328	(35,058)
Other assets	(14,285)	(9,040)
Accounts payable and accrued expenses	(17,492)	17,584
Other liabilities	(579)	(876)

Net cash (used in) provided by operating activities	(64,724)	33,721

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,904)	(193,508)
Acquisition of business, net of cash acquired	(2,088)	—
Purchases of investments	(68,089)	(68,357)
Proceeds from maturities of investments	174,644	2,700
Proceeds from sale of investments	10,120	—
Increase in restricted cash	(6,510)	—

Net cash provided by (used in) investing activities	81,173	(259,165)

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(1,131)	(787)
Repayment of revolving credit facility	(5,705)	—
Repayment of convertible notes	(8,000)	—
Proceeds from sale of stock and share-based compensation, net of expenses	—	1,966

Net cash (used in) provided by financing activities	(14,836)	1,179

Effect of exchange rate changes on cash and cash equivalents	252	(51)
Net increase (decrease) in cash and cash equivalents	1,865	(224,316)
Cash and cash equivalents at beginning of period	56,379	484,492

Cash and cash equivalents at end of period	$58,244	$260,176

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
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
     The Company has performed an evaluation of subsequent events through the date the Company’s financial statements were issued. No material subsequent events have occurred that required recognition or disclosure in these financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the three months ended March 31, 2010 and 2009, the Company incurred total interest costs of $7.1 million and $6.8 million, respectively, of which $0.2 million and $4.5 million, respectively, were capitalized. During the nine months ended March 31, 2010 and 2009, the Company incurred total interest costs of $21.1 million and $20.1 million, respectively, of which $0.4 million and $10.2 million, respectively, were capitalized.
General
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and have not changed materially as of the date of this Report with the exception of the following:
Restricted Cash
     The Company’s secured credit facility requires the Company to maintain a minimum liquidity of $10.0 million at all times. Liquidity is defined as the sum of (a) cash (b) the market value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing available under the domestic portion of the facility. The net amount of cash required to achieve $10.0 million in liquidity is considered “Restricted cash” on the Company’s Consolidated Balance Sheets. In addition, the Company has posted cash collateral for certain foreign exchange transactions.
     In connection with the SIT acquisition on August 19, 2009, the following accounting policies were adopted by the Company.
Revenue Recognition – Installed Solar Systems and Traditional Roofing
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
Restricted Cash — SIT
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
Warranty Reserve – Installed Solar Systems
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. Upon adoption of the guidance the delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 (effective July 1, 2010 for the Company). The Company is currently evaluating the requirements of ASU 2009-13 and has not yet determined the impact on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
     In February 2010, the Company adopted the provisions of FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09’s amendment addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events. It requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 is effective on the date of issuance. The adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.
     In January 2010, the Company adopted the provisions of FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value” (ASU 2010-06). ASU 2010-06 adds new requirements for both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. Entities must disclose the amounts of, and reasons for, significant transfers between Level 1 and Level 2, as well as those into and out of Level 3, of the fair value hierarchy. Transfers into a level must be disclosed separately from transfers out of the level. Entities must also disclose and consistently follow their policy for when to recognize transfers into and out of the levels. ASU 2010-06 also amends the reconciliation of beginning and ending balances of Level 3 recurring fair value measurements. In periods after initial recognition an entity presents information about purchases, sales, issuances, and settlements for significant unobservable inputs (Level 3) on a gross basis rather than as a net number as previously required. For Level 2 and Level 3 measurements, an entity must disclose information about inputs and valuation techniques used in both recurring and nonrecurring fair value measurements. If a valuation technique changes an entity must disclose the change and the reason for it. In addition, fair value measurement disclosures must be presented by class of assets and liabilities. An entity must determine the appropriate classes requiring disclosure based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy, and the level of disaggregated information required by other U.S. GAAP for specific assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010 for the Company), except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years (effective July 1, 2011 for the Company). The adoption of ASU 2010-06 did not have any impact on the Company’s consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In October 2009, the Company adopted the provisions of FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). The update provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of Topic 820. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance of the ASU. The adoption of ASU 2009-05 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009 the Company adopted the provisions of FASB ASC 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). ASC 323 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 323 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009 the Company adopted the provisions of FASB ASC Subtopic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40), which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under FASB ASC 815, “Derivatives and Hedging.” The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have any impact on the Company’s consolidated financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statement of Operations for the
	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009
	As Previously			As Previously
	Reported	ASC 470-20	As Reported	Reported	ASC 470-20	As Reported
			(in thousands)
Cost of product and project sales	$42,693	$26	$42,719	$167,284	$63	$167,347
Total expenses	62,023	26	62,049	231,361	63	231,424
Operating income	3,983	(26)	3,957	33,518	(63)	33,455
Interest expense	(2,268)	(42)	(2,310)	(7,860)	(2,044)	(9,904)
Total other expense	(2,108)	(42)	(2,150)	(4,469)	(2,044)	(6,513)
Net income before income taxes	1,875	(68)	1,807	29,049	(2,107)	26,942
Net income	1,326	(68)	1,258	28,227	(2,107)	26,120
Earnings per share	0.03	—	0.03	0.67	(0.05)	0.62
Diluted earnings per share	0.03	—	0.03	0.66	(0.05)	0.61

	Consolidated Balance Sheets as of June 30, 2009
	As Previously
	Reported(1)	ASC 470-20	As Reported
		(in thousands)
Property, plant and equipment, net	$605,742	$8,588	$614,330
Other assets	13,330	(1,669)	11,661
Total assets	1,069,178	6,919	1,076,097
Accounts payable and accrued expenses	50,264	(26)	50,238
Total current liabilities	59,687	(26)	59,661
Convertible senior notes	316,250	(68,276)	247,974
Total long-term liabilities	347,363	(68,276)	279,087
Additional paid-in capital	976,575	79,130	1,055,705
Accumulated deficit	(312,709)	(3,909)	(316,618)
Total stockholders’ equity	662,128	75,221	737,349
Total liabilities and stockholders’ equity	1,069,178	6,919	1,076,097

(1)	The balance as previously reported for “Accounts payable and accrued expenses” above also includes (in thousands) “Salaries, wages and amounts withheld from employees” of $3,243, “Amounts due under incentive plans” of $694 and excludes “Warranty liability” of $5,917.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows for the
	Nine Months Ended March 31, 2009
	As
	Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net income	$28,227	$(2,107)	$26,120
Depreciation and amortization	23,632	63	23,695
Amortization of debt discount and deferred financing fees	—	10,958	10,958
Other assets	(125)	(8,915)	(9,040)
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

	Three Months Ended March 31,
	2010			2009
	Net Income			Net Income
	(Loss)			(Loss)
	Attributable			Attributable
	to ECD		Per	to ECD		Per
	Shareholders	Shares	Share	Shareholders	Shares	Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
			(in thousands, except per share amounts)
Basic	$(384,846)	42,307	$(9.10)	$1,258	42,303	$0.03
Effect of dilutive securities:
Stock warrants	—	—	—	—	—	—
Stock options	—	—	—	—	89	—

Diluted	$(384,846)	42,307	$(9.10)	$1,258	42,392	$0.03

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31,
	2010			2009
	Net Income			Net Income
	(Loss)			(Loss)
	Attributable			Attributable
	to ECD		Per	to ECD		Per
	Shareholders	Shares	Share	Shareholders	Shares	Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
			(in thousands, except per share amounts)
Basic	$(435,617)	42,307	$(10.30)	$26,120	42,266	$0.62
Effect of dilutive securities:
Stock warrants	—	—	—	—	174
Stock options	—	—	—	—	381	(0.01)

Diluted	$(435,617)	42,307	$(10.30)	$26,120	42,821	$0.61

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
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three months ended March 31, 2010 and 2009, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(in thousands)
Share-based payment arrangements	1,299	405	1,304	113
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended March 31,
	2010	2009
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$6,678	$—
Cash paid for income taxes	231	—
(Decrease) increase in accounts payable for capital expenditures	(3,120)	23,135
Non-cash transactions:
Auction rate securities rights	—	3,964
Note 4 — Acquisition
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
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statement of Operations. The Company incurred $3.0 million of acquisition-related costs during the nine month period ended March 31, 2010 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statement of Operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation
     The following table summarizes the final amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)
Cash	$9,180
Accounts receivable	9,962
Inventory	24,031
Other current assets	2,372
Long-term receivables	11,769
Property, plant and equipment	2,030
Other long term assets	2,010
Identifiable intangible assets	2,780
Goodwill	35,299
Warranty liability	(38,548)
Current liabilities	(27,293)
Long-term liabilities	(21,913)

Total net assets acquired	$11,679

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statement of Operations had the acquisition date been July 1, 2009 or July 1, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(in thousands)
Actual Amounts
Revenues	$12,186	N/A	$27,754	N/A
Net loss attributable to ECD shareholders	(39,741)	N/A	(54,010)	N/A

Pro Forma Information
Revenues	$72,406	$61,480	$173,156	$294,668
Net (loss) income attributable to ECD shareholders	(384,846)	(5,059)	(439,284)	7,984
(Loss) earnings per share	(9.10)	(0.12)	(10.38)	0.19
Diluted (loss) earnings per share	(9.10)	(0.12)	(10.38)	0.19
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

(in thousands)
Balance at September 30, 2009	$30,523
SIT acquisition adjustment	4,776
Foreign currency impact	54
Impairment loss	(35,353)

Balance at March 31, 2010	$—

     See Note 11 – Impairment Loss for additional information regarding the goodwill impairment.
Intangible Assets
     In conjunction with the SIT acquisition, intangible assets with a fair value of $2.8 million were recorded including trade name intangible assets with an indefinite life of $1.1 million. In December 2009, the Company announced a restructuring plan to better align operating expenses with near-term revenue expectations and recognized an impairment loss of $0.2 million for proprietary processes which will no longer be utilized.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Intangible assets, net consisted of the following:

	March 31, 2010
	Gross	Accumulated	Impairment
	Value	Amortization	Loss	Net Value
		(in thousands)
Customer contracts	$842	$(379)	$(463)	$—
Proprietary processes	190	(13)	(177)	—
Order backlog	276	(129)	(147)	—

Total	$1,308	$(521)	$(787)	$—

     Certain intangible assets are held by the Company’s foreign subsidiaries and are therefore subject to foreign currency fluctuations. Amortization expense was $0.2 million and $0.5 million for the three and nine months ended March 31, 2010.
     See Note 11 – Impairment Loss for additional information regarding the intangible asset impairment.
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2010
Corporate bonds	$58,615	$—	$(1,140)	$57,475
U.S. Government securities	36,118	8	(21)	36,105
Auction rate certificates	33,750	—	(4,141)	29,609
Auction rate securities rights	—	4,053	—	4,053

	$128,483	$4,061	$(5,302)	$127,242

June 30, 2009
Corporate bonds	$23,047	$—	$(1,037)	$22,010
U.S. Government securities	188,902	148	(10)	189,040
Auction rate certificates	34,250	—	(4,056)	30,194
Auction rate securities rights	—	3,938	—	3,938

	$246,199	$4,086	$(5,103)	$245,182

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	March 31, 2010		June 30, 2009
	Amortized Cost	Market value	Amortized Cost	Market Value
		(in thousands)
Due in less than one year	$39,067	$42,102	$211,949	$211,050
Due after one year through five years	89,416	85,140	34,250	34,132

	$128,483	$127,242	$246,199	$245,182

     The corporate bonds and U.S. government securities are classified as “available-for-sale.” Due to the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company recorded the decline in fair value as an other-than-temporary impairment, included in “Other nonoperating expense, net” in the Company’s Consolidated Statement of Operations for the nine month period ended March 31, 2009.
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
     The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARCs. The weighted average interest rate on the ARCs was 1.4% at March 31, 2010.
     The ARCs mature at various dates between December 2033 and December 2045. The ARCs bear interest at rates determined every 28 or 35 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction, or, in the absence of an active market for the ARCs, the default rate discussed above. Interest rates on the ARCs are capped between 12% and 18%.
     At March 31, 2010, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note 14 — Fair Value Measurements for a description of the model). This valuation resulted in an unrealized loss of $4.1 million at both periods ending March 31, 2010 and June 30, 2009.
     In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents the Company’s entire portfolio of ARCs). These Auction Rate Securities Rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company has valued the ARSRs using a present value model (see Note 14 — Fair Value Measurements for a description

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the model). Using this model, the Company has determined the fair value of the ARSRs to be $4.1 million at March 31, 2010.
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
     Sales-type lease receivables consisted of the following:

March 31, 2010
(in thousands)
Total minimum lease payments receivable	$18,350
Less: Unearned income	(6,078)

Net investment in sales-type leases	$12,272

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of March 31, 2010 are as follows:

Fiscal Year	(in thousands)
2010	$285
2011	994
2012	1,013
2013	1,034
2014	1,054
Thereafter	13,970

$18,350

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Inventories
     Inventories consisted of the following:

	March 31,	June 30,
	2010	2009
	(in thousands)
Finished products	$55,762	$41,167
Work in process	19,451	19,247
Raw materials	19,203	13,852

	$94,416	$74,266

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $13.5 million and $12.9 million as of March 31, 2010 and June 30, 2009, respectively. During the first quarter of fiscal year 2010, the Company wrote off fully reserved inventory by reducing the work in process and corresponding inventory reserve balances by $6.1 million. A $3.3 million inventory reserve was assumed during the SIT acquisition. Included in finished products inventory is $2.9 million of inventory under contract for a project as of March 31, 2010.
Note 8 - Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

(in thousands)
Liability at June 30, 2009	$5,917
Liability assumed in SIT acquisition	38,548
Warranty expense	2,510
Warranty claims	(4,188)
Foreign currency impact	(722)

Liability at March 31, 2010	$42,065

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	March 31,	June 30,
	2010	2009
	(in thousands)
Structured financing	$13,049	$—
Long-term retirement	1,728	1,894
Customer deposits	780	1,940
Deferred patent license fees	3,571	4,286
Deferred revenue and royalties	320	321
Rent payable	1,080	884
Other	669	376

	$21,197	$9,701

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
     The Company adopted the provisions of ASC 470-20 on July 1, 2009, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). The Company estimated that the effective interest rate at the time of the offering for similar debt without the conversion feature was 9.9%. The effective interest rate for both the three and nine month periods ended March 31, 2010 and 2009 was 10.4%. At March 31, 2010 and June 30, 2009, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The net carrying amount of the Notes is as follows:

	March 31,	June 30,
	2010	2009
	(in thousands)
Outstanding principal	$316,250	$316,250
Less: unamortized discount	57,306	68,276

Net carrying amount	$258,944	$247,974

     The gross interest expense recognized is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(in thousands)
Contractual interest	$2,372	$2,372	$7,116	$7,089
Amortization of discount	3,772	3,434	10,969	10,211
Amortization of debt issue costs	339	281	957	747

Gross interest expense recognized	$6,483	$6,087	$19,042	$18,047

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Impairment Loss
     The Company periodically evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The recoverability of goodwill is reviewed annually or more frequently if events or circumstances indicate a potential change in recoverability. Goodwill is tested for impairment at the reporting unit level. The Company determined its reporting unit to be the United Solar Ovonic segment, which includes SIT. If goodwill and another asset group (e.g. property, plant and equipment) of a reporting unit are tested for impairment at the same time, the other asset group shall be tested for impairment before goodwill.
     In connection with the December 2009 restructuring activities (see Note 12 — Restructuring Charges), the Company recognized an impairment loss of $1.3 million of which $1.1 million related to equipment and $0.2 million related to intangible assets which will no longer be utilized.
     Due to changing market conditions, losses incurred to-date and the increased near-term capacity anticipated from the Company’s technology roadmap developed during the third quarter, the Company concluded that the carrying values of its long-lived assets, including goodwill, may not be recoverable. Accordingly, the Company commenced with an impairment analysis of the long-lived assets included in its United Solar Ovonic segment as of March 31, 2010. The Company’s assessment utilized quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with the Company’s business plan; however, actual cash flows in the future may differ significantly from those previously forecasted.
     Based upon the results of the analysis, the Company recorded an impairment loss of $358.0 million. The impairment loss included a reduction in carrying value of the Company’s property, plant and equipment of $320.7 million, along with the full carrying value of the goodwill and intangible assets recorded in conjunction with the SIT acquisition, $35.4 million and $1.9 million, respectively.
Note 12 — Restructuring Charges
     The Company implemented an organizational restructuring in conjunction with the SIT acquisition in August 2009 and consolidated certain departmental functions within the organization. In December 2009 the Company incurred additional restructuring charges to better align operating expenses with near-term revenue expectations. The Company estimates that it will incur total restructuring costs of $3.7 million. The restructuring is expected to be completed in fiscal year 2010. The Company incurred $3.5 million of restructuring charges during the nine month period ended March 31, 2010, of which $3.3 million related to employee severance and $0.2 million related to equipment relocation costs. The restructuring charges are included in the United Solar Ovonic segment.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s restructuring liability is as follows:

Employee-Related Expenses
(in thousands)
Balance June 30, 2009	$840
Liability assumed in SIT acquisition	122
Charges	3,252
Utilization or payment	(1,767)

Balance March 31, 2010	$2,447

Note 13 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three month periods ended March 31, 2010 and 2009 was $1.2 million and $1.4 million, respectively. Total share-based compensation expense for the nine month periods ended March 31, 2010 and 2009 was $3.4 million and $4.9 million, respectively.
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
     The weighted-average fair value of the options granted during the three month period ended March 31, 2010 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated fair value	$10.02
Assumptions
Dividend Yield	0%
Volatility %	73.53%
Risk-Free Interest Rate	3.14%
Expected Life	7.33 years

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the transactions during the nine months ended March 31, 2010 with respect to the Company’s stock options is as follows:

			Aggregate Intrinsic
		Weighted-Average	Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2009	894,504	$26.33	$387
Granted	16,500	14.05
Exercised	—	—	—
Expired	(23,151)	38.50
Forfeited	(779)	76.74

Outstanding at March 31, 2010	887,074	25.74	—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
The table below sets forth stock options exercisable:

		Weighted-		Weighted-Average
		Average	Aggregate Intrinsic	Contractual Life
		Exercise	Value(1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at March 31, 2010	737,744	$22.79	$—	3.02

Exercisable at June 30, 2009	709,074	21.85	376	3.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of March 31, 2010, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSAs awarded under the Stock Incentive Plans during the nine month period ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at June 30, 2009	97,418	34.10
Awarded	13,290	9.58
Vested	—	—
Forfeited	(90)	9.58
Released from restriction	(3,500)	28.34

Nonvested at March 31, 2010	107,118	31.27

     As of March 31, 2010, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan, as applicable. On September 30, 2009 the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the nine month period ended March 31, 2010 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2009	204,468	$52.63
Awarded	284,529	11.20
Vested	—	—
Forfeited	(12,107)	29.42
Exchanged	(95,234)	52.36
Released from restriction	(5,774)	9.45

Nonvested at March 31, 2010	375,882	22.82

     As of March 31, 2010, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Fair Value Measurements
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At March 31, 2010, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $207.1 million as of March 31, 2010 using level 1 inputs.
     As described in Note 5 “Investments,” the Company’s investments in ARCs are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (“FFELP”). The resulting discount rates used in the valuation analyses ranged from 2.4% to 6.3% based on the ARCs.
     The ARSRs are non-transferable and not traded on any exchange, and the Company has elected to measure them using the fair value option. The ARSRs represent a guarantee of the par value of the ARCs, and the Company has valued the ARSRs using a present value model. In valuing the ARSRs, the Company calculated the present value of the difference between the par value of the ARCs and the current fair value

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the ARCs. The present value model utilized a discount rate of 2.2%, which is a combination of the credit default swap rate risk of UBS at 1.4% and the rate on a U.S. Treasury interest rate swap of 0.6%. The sum of those rates was increased by an additional 10.0% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSRs are included in “Short-term investments” in the Company’s Consolidated Balance Sheets. (See Note 5 — “Investments” for additional information).
     At March 31, 2010, information regarding the Company’s assets measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates			$29,609	$29,609
Auction rate securities rights			4,053	4,053
Investments in corporate bonds	$57,475			57,475
Investments in U.S. government securities	36,105			36,105
Investments in money market funds	49,014			49,014
     At June 30, 2009, information regarding the Company’s assets and liabilities measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates			$30,194	$30,194
Auction rate securities rights			3,938	3,938
Investments in corporate bonds	$22,010			22,010
Investments in U.S. government securities	189,040			189,040
Investments in money market funds	45,411			45,411
     The following table presents the changes in Level 3 assets for the nine month period March 31, 2010:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2009	$30,194	$3,938
Redeemed by UBS	(500)	—
Net (loss) gain included in investment	(85)	115

Balance at March 31, 2010	$29,609	$4,053

     In addition to the items that are measured at fair value on a recurring basis, the Company also measured certain assets at fair value on a nonrecurring basis. As a result of an impairment analysis, the Company recorded an impairment loss of $358.0 million to write its long-lived assets, including goodwill, down to fair value (See Note 11 — Impairment Loss for additional information). The Company has determined that these fair value measurements rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At March 31, 2010, information regarding the Company’s assets included in its United Solar Ovonic Segment that were measured at fair value on a nonrecurring basis is as follows:

Level 3
(in thousands)
Property, plant and equipment, net	$296,007
Goodwill	—
Intangible assets, net	—
Note 15 - Income Taxes
     The net tax benefit of $2.0 million for the nine months ended March 31, 2010 primarily relates to the Company’s U.S. operations which recorded certain federal refundable research and development tax credits of $1.1 million and deferred tax assets relating to the current year net operating loss, which will be carried back to claim a refund of previously paid taxes totaling $1.1 million.
     At March 31, 2010, the Company has recorded a net deferred tax asset of $1.1 million resulting from the release of valuation allowance on the realizable portion of its net deferred tax assets and a deferred tax liability of $0.4 million relating to indefinite-lived intangible assets resulting from the Company’s acquisition of SIT. This deferred tax liability cannot be offset by the Company’s tax assets with definite or finite reversal or carryforward periods.
     Included within the Company’s net operating losses (“NOLs”) of $425.0 million, are acquired NOLs of approximately $61.2 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service (“IRS”). The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its remaining net deferred tax assets of $284.7 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2029, and basis differences in intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more than likely than not that the deferred tax assets would not be realized.
Note 16 — Tax Benefits Preservation Plan
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 17 — Business Segments
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

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
	(in thousands)
Three Months Ended March 31, 2010
Revenues	$66,210	$6,143	$53	$72,406
Operating (loss) income	(375,452)	3,778	(5,439)	(377,113)

Three Months Ended March 31, 2009
Revenues	63,006	2,948	52	66,006
Operating income (loss)	8,478	948	(5,469)	3,957

Nine Months Ended March 31, 2010
Revenues	154,709	13,426	127	168,262
Operating (loss) income	(405,495)	7,003	(19,101)	(417,593)

Nine Months Ended March 31, 2009
Revenues	254,461	10,258	160	264,879
Operating income (loss)	51,488	2,427	(20,460)	33,455

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 - Litigation
     On July 13, 2009, Ovonic Battery Company (“OBC”), a majority-owned subsidiary of the Company, and Chevron Technology Ventures LLC (“CTV”) completed a sale of 100% of the membership interests in Cobasys to SB LiMotive Co. Ltd. for $1. In connection with the sale of Cobasys, the Amended and Restated Operating Agreement dated July 2, 2004 was terminated effective as of the transaction date. Termination of the Operating Agreement was effectuated by a Termination Agreement dated as of the transaction date. This transaction coincides with settlement of a pending lawsuit against Cobasys filed in August 2008 by Mercedes-Benz U.S. International, Inc. (“MBUSI”). In connection with settling the lawsuit, OBC paid MBUSI $1.1 million from the $1.3 million in royalties distributed to it by Cobasys and entered into a mutual release with MBUSI of all Cobasys-related claims. In addition, Cobasys restructured its intellectual property licenses with the Company and OBC so that OBC has royalty-free, exclusive rights to the technology for defined non-transportation uses and Cobasys has royalty-free exclusive rights for defined transportation uses.
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
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and nine-month periods ended March 31, 2010. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
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
     We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global financial constraints are impacting the funding of solar projects that otherwise have strong strategic rationale and/or financial returns. We are expanding our business model to facilitate solar projects utilizing our solar laminates. Under our traditional business model in which we would sell our products to building materials companies, we would enter into long-term supply agreements, some of which were “take-or-pay” agreements (that require the customer to purchase a specified minimum amount of our products) with our customers. Our backlog of anticipated product sales for fiscal years 2010 through 2016, which primarily reflected this business model, was approximately $1.6 billion at June 30, 2009, and $690.0 million at March 31, 2010. The decrease is primarily attributable to our acquisition of SIT, which accounted for approximately $500.0 million of the June 30, 2009 backlog, together with product sales during the nine-month period ended March 31, 2010, and certain contract renegotiations, including conversion of certain take-or-pay agreements to supply contracts, some of which do not have firm annual purchase obligations, as we work with our customers to preserve relationships and maximize long-term value. The Company’s estimate of anticipated product sales may be impacted by various assumptions, including anticipated price reductions, currency exchange rates, and overall customer demand. Anticipated product sales include future firm commitments under take-or-pay agreements, confirmed orders from customers and government contracts.

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
     Due to changing market conditions, losses incurred to-date and the increased near-term capacity anticipated from our technology roadmap developed during the third quarter, we concluded that the carrying values of our long-lived assets, including goodwill, may not be recoverable. Accordingly, we commenced with an impairment analysis of the long-lived assets included in our United Solar Ovonic segment as of March 31, 2010. Our assessment utilized quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with our business plan; however, actual cash flows in the future may differ significantly from those previously forecasted. Based upon the results of our analysis, we recorded an impairment loss of $358.0 million. The impairment loss included a reduction in carrying value of our property, plant and equipment of $320.7 million, along with the full carrying value of the goodwill and intangible assets recorded in conjunction with the SIT acquisition, $35.4 million and $1.9 million, respectively.
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

Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
United Solar Ovonic Segment

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
REVENUES
Product and project sales	$64,050	$59,654
Revenues from product development agreements	2,144	3,352
License and other revenues	16	—

TOTAL REVENUES	66,210	63,006

EXPENSES
Cost of product and project sales	68,119	42,272
Cost of revenues from product development agreements	1,627	1,992
Product development and research	2,603	1,592
Preproduction costs	72	1,325
Selling, general and administrative	10,923	6,531
Loss on disposal of property, plant and equipment	31	677
Impairment loss	357,975	—
Restructuring charges	312	139

TOTAL EXPENSES	441,662	54,528

OPERATING (LOSS) INCOME	$(375,452)	$8,478

     Total revenues for the three months ended March 31, 2010 were $66.2 million, an increase of $3.2 million or 5%, compared to the same period in 2009. This increase in total revenues included incremental revenues of $12.2 million associated with our newly-acquired SIT business, offset by a decrease in product sales of $7.8 million. The decrease in product sales of $7.8 million was comprised of an increase of $11.1 million due to higher sales volume offset by an $18.9 million decrease due to lower average selling prices.
     Cost of product and project sales for the three months ended March 31, 2010 was $68.1 million, an increase of $25.8 million or 61%, compared to the same period in 2009. The increase was primarily due to incremental costs of $10.8 million attributable to sales in our newly-acquired SIT business, unabsorbed overhead charges of $10.3 million relating to our slowdown in production, an increase of $8.3 million compared to the same period in 2009, and an increase of $8.1 million due to increased sales volume and changes in product mix.
     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended March 31, 2010 was $4.2 million, an increase of $0.6 million or 18%, compared to the same period in 2009. The increase was primarily due to a $1.0 million increase in product development expenses related to our new PowerTilt and PowerBond solar products, and a $0.4 million decrease in research and development activities funded by the U.S. Air Force and the Department of Energy’s Solar America Initiative.

     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the three months ended March 31, 2010, compared to the same period in 2009, primarily because we paused the expansion of our Michigan and Mexico facilities.
     Selling, general and administrative expenses for the three months ended March 31, 2010 were $10.9 million, an increase of $4.4 million or 67%, compared to the same period in 2009. The increase was primarily due to incremental costs of $2.6 million associated with the newly-acquired SIT business, and the $1.6 million expansion of our U.S. sales and marketing footprint.
     During the third quarter, changing market conditions caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we recorded an impairment loss of $358.0 million, which consisted of $320.7 million for property, plant and equipment, $35.4 million for goodwill and $1.9 million for intangible assets. See Note 11 “Impairment Loss” to our Notes to the Consolidated Financial Statements for additional information.
     During the three months ended March 31, 2010, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $0.3 million of charges were for employee severance. See Note 12 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.
Ovonic Materials Segment

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$1,026	$537
Royalties	1,919	1,477
Revenues from product development agreements	436	615
License and other revenues	2,762	319

TOTAL REVENUES	6,143	2,948

EXPENSES
Cost of product sales	863	509
Cost of revenues from product development agreements	322	459
Product development and research	839	833
Selling, general and administrative expenses	341	199

TOTAL EXPENSES	2,365	2,000

OPERATING INCOME	$3,778	$948

     Total revenues for the three months ended March 31, 2010 were $6.1 million, an increase of $3.2 million or 108%, compared to the same period in 2009. The increase in total revenues was primarily due to a consumer nickel metal hydride battery license fee of $2.5 million, increased nickel metal hydride battery royalties of $0.4 million and increased sales of nickel hydroxide of $0.5 million. These increases were partially offset by decreased revenues for product development agreements of $0.2 million, due to an increased proportion of cost-share programs versus full-cost reimbursement programs.

     Cost of product sales for the three months ended March 31, 2010 was $0.9 million, an increase of $0.4 million or 70%, compared to the same period in 2009. The increase was primarily due to increased sales of nickel hydroxide to our main nickel hydroxide customer.
     Combined cost of revenues from product development agreements and product development and research expenses were $1.2 million, a decrease of $0.1 million or 10%, compared to the same period in 2009. The decrease was due to reduced research and development expenses.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $5.5 million for the three months ended March 31, 2010 which were comparable to the same period in 2009.
Other Income (Expense)
     Other expense was $7.8 million for the three months ended March 31, 2010 compared to $2.2 million in the same period in 2009. The $5.6 million increase was principally due to increased interest expense of $4.7 million related to a reduced level of capitalized interest and incremental foreign currency transaction losses of $1.2 million associated with our newly-acquired SIT business offset by reduced costs of $0.3 million.
Income Taxes
     Income tax benefit was insignificant for the three months ended March 31, 2010 compared to $0.5 million income tax expense in the same period in 2009. The decrease in income taxes relates to the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
United Solar Ovonic Segment

	Nine Months Ended
	March 31,
	2010	2009
	(in thousands)
REVENUES
Product and project sales	$146,427	$246,419
Revenues from product development agreements	8,134	8,042
License and other revenues	148	—

TOTAL REVENUES	154,709	254,461

EXPENSES
Cost of product and project sales	153,024	164,974
Cost of revenues from product development agreements	6,593	5,434
Product development and research	6,421	3,714
Preproduction costs	82	5,133
Selling, general and administrative	30,197	22,655
Loss on disposal of property, plant and equipment	1,298	924
Impairment loss	359,228	—
Restructuring charges	3,361	139

TOTAL EXPENSES	560,204	202,973

OPERATING (LOSS) INCOME	$(405,495)	$51,488

     Total revenues for the nine months ended March 31, 2010 were $154.7 million, a decrease of $99.8 million or 39%, compared to the same period in 2009. The decrease in total revenues was primarily due to $127.6 million decrease in product sales, comprised of a decrease of $76.4 million due to lower sales volume and $51.2 million due to lower average selling prices, offset by incremental revenues from our newly-acquired SIT business of $27.8 million.
     Cost of product and project sales for the nine months ended March 31, 2010 was $153.0 million, a decrease of $12.0 million or 7%, compared to the same period in 2009. The decrease was primarily due to a decrease of $60.1 million comprised of decreased sales volume and change in product mix, and $0.4 million of decreased warranty costs, offset by increased unabsorbed overhead costs of $14.7 million and an increase of $3.4 million due to improved manufacturing efficiencies. In addition, there were incremental costs of $30.4 attributable to sales in our newly-acquired SIT business which included the write-off of certain inventory of $2.5 million and $1.0 million in unabsorbed overhead costs.
     The combined cost of revenues from product development agreements and product development and research expenses for the nine months ended March 31, 2010 was $13.0 million, an increase of $3.9 million or 42%, compared to the same period in 2009. The increase was primarily due to $2.7 million in increased product development expenses relating to our PowerTilt and PowerBond solar products, and $1.2 million in increased research and development activities funded by the U.S. Air Force and the Department of Energy’s Solar America Initiative.

     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the nine months ended March 31, 2010, compared to the same period in 2009, primarily because we paused the expansion of our Michigan and Mexico facilities.
     Selling, general and administrative expenses for the nine months ended March 31, 2010 were $30.2 million, an increase of $7.6 million or 33%, compared to the same period in 2009. The increase was primarily due to additional expenses from the newly-acquired SIT business of $9.0 million and an increase in sales and marketing expenses of $4.1 million offset by a $6.2 million decrease in the allowance for doubtful accounts.
     The loss on disposal of property, plant and equipment for the nine months ended March 31, 2010 was $1.3 million, an increase of $0.4 million, compared to the same period in 2009. The increase was primarily due to disposals of equipment at our Greenville and Auburn Hills, Michigan facilities, and disposal of equipment as part of the upgrade to our deposition process in our Auburn Hills 1 facility.
     During the nine months ended March 31, 2010, we incurred impairment losses of $1.3 million related to the December 2009 restructuring plan, of which $1.1 million was related to equipment and $0.2 million related to intangible assets which will no longer be utilized. During the third quarter, changing market conditions caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we recorded an additional impairment loss of $358.0 million, which consisted of $320.7 million for property, plant and equipment, $35.4 million for goodwill and $1.9 million for intangible assets. See Note 11 “Impairment Loss” to our Notes to the Consolidated Financial Statements for additional information.
     During the nine months ended March 31, 2010, we incurred restructuring charges related to the severance of certain employees of $3.2 million and $0.2 million for equipment relocation costs associated with the consolidation of certain production operations from our Auburn Hills 1 facility. See Note 12 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.
Ovonic Materials Segment

	Nine Months Ended
	March 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$2,554	$2,559
Royalties	6,132	4,365
Revenues from product development agreements	1,444	2,274
License and other revenues	3,296	1,060

TOTAL REVENUES	13,426	10,258

EXPENSES
Cost of product sales	2,172	2,555
Cost of revenues from product development agreements	1,030	1,540
Product development and research	2,397	2,854
Selling, general and administrative expenses	824	882

TOTAL EXPENSES	6,423	7,831

OPERATING INCOME	$7,003	$2,427

     Total revenues for the nine months ended March 31, 2010 were $13.4 million, an increase of $3.2 million or 31%, compared to the same period in 2009. License and other revenues increased by $2.2 million primarily due to a consumer nickel metal hydride battery license fee of $2.5 million. Royalty revenues increased by $1.8 million, primarily due to increased royalties for vehicle nickel metal hydride batteries. This increase was partially offset by decreased revenues from product development agreements of $0.8 million.
     Cost of product sales for the nine months ended March 31, 2010 was $2.2 million, a decrease of $0.4 million or 15%, compared to the same period in 2009. The decrease was primarily due to decreased sales of nickel hydroxide to our main nickel hydroxide customer and increased margin on sales of nickel hydroxide.
     Combined cost of revenues from product development agreements and product development and research expenses were $3.4 million, a decrease of $1.0 million or 22%, compared to the same period in 2009. The decrease was due to reduced research and development expenses.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $19.1 million for the nine months ended March 31, 2010, a decrease of $1.1 million or 5%, compared to the same period in 2009. The decrease in selling, general and administrative expenses was primarily due to severance costs of $1.4 million in 2009 partially offset by other costs of $0.3 million in 2010.
Other Income (Expense)
     Other expense was $19.8 million for the nine months ended March 31, 2010 compared to $6.5 million in the same period in 2009. The $13.3 million increase was principally due to reduced interest income of $3.8 million due to lower levels of investments in the period, increased interest expense of $10.9 million which is related to a reduced level of capitalized interest and incremental foreign currency transaction losses of $1.3 million associated with our newly-acquired SIT business, offset by a $1.3 million distribution from our previously owned Cobasys joint venture and other-than-temporary impairment of $1.0 million for our Lehman Bonds in fiscal 2009.
Income Taxes
     Income tax benefit was $2.0 million for the nine months ended March 31, 2010 compared to $0.8 million income tax expense in the same period in 2009. The decrease in tax expense is primarily related to certain federal refundable research expenses and the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments, and borrowings available under our credit facility. We believe that cash, cash equivalents and investments and borrowings under our credit facility will be sufficient to meet our liquidity needs for our current operations. At March 31, 2010, we had consolidated net working capital of $305.9 million.

     As of March 31, 2010, we had $185.5 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, U.S. Government agency notes, auction rate certificates (“ARCs”), and auction rate securities rights. The investments have maturities up to 12 months, except for the ARCs which have maturities from 24 to 36 years. Presently, there is an absence of auctions for ARCs. As a result, these investments are not currently liquid. In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These auction rate securities rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We currently classify the ARCs as short-term investments based upon management’s intention to exercise its right to sell the ARCs to UBS.
     Our valuations of ARCs and ARSRs are based on unobservable inputs for which there is little or no market data and therefore require us to develop our own assumptions. For additional information about our judgments and assumptions underlying our fair value measurements and details about the methodology and inputs used see Note 14 “Fair Value Measurements” to our Notes to the Consolidated Financial Statements and information about the sensitivity of our measurements in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
Cash Flows
     Net cash (used in) provided by operating activities decreased $98.4 million to $(64.7) million for the nine months ended March 31, 2010 from $33.7 million for the nine months ended March 31, 2009. This decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $106.4 million offset by $8.0 million cash used for changes in net working capital, specifically due to inventory, accounts receivable, and accounts payable.
     Net cash provided by (used in) investing activities increased $340.4 million to $81.2 million for the nine months ended March 31, 2010 from $(259.2) million for the nine months ended March 31, 2009. This increase was principally due to reduced capital expenditures of $166.6 million and increased proceeds from maturities and sales of our investments of $182.1 million.
     Net cash (used in) provided by financing activities decreased $16.0 million to $(14.8) million for the nine months ended March 31, 2010 from $1.2 million for the nine months ended March 31, 2009. This decrease was principally due to the $5.7 million repayment of the revolving credit facility and $8.0 million repayment of the convertible notes assumed by the Company as part of the SIT acquisition.
Short-term Borrowings
     We maintain a $30.0 million revolving line of credit to finance domestic activities and a separate $25.0 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined by reference to a borrowing base comprised of domestic and foreign inventory and receivables, respectively. At March 31, 2010 there was approximately $27.0 million of available financing under the agreement based on the borrowing formula. There were no outstanding borrowings on the line of credit. The credit facilities also contain an aggregate $10.0 million sub-limit for letters of credit, which count against the available financing described above and there were approximately $7.0 million of standby letters of credit outstanding at March 31, 2010.

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
Significant Accounting Policies and Critical Accounting Estimates
     Our significant accounting policies and critical accounting estimates are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In addition, new accounting policies adopted during the period are disclosed in Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” and new critical accounting estimates are disclosed in Note 11 “Impairment Loss” of the Notes to our Consolidated Financial Statements.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. The Company had $142.6 million of these investments as of March 31, 2010. It is the Company’s policy that investments (including cash equivalents) shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $0.9 million as of March 31, 2010.
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
     Our investments in ARCs are not valued using a market model due to the recent absence of auctions. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case the three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by FFELP. The resulting discount rates used in the valuation analyses ranged from 2.4% to 6.3% based on the ARC. At March 31, 2010, we held $29.6 million of ARCs and have included them in short term investments on our Consolidated Balance Sheets.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. For the quarter ended March 31, 2010, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.3 million.
     We recognized a foreign currency transaction loss of $1.3 million for the three month period ended March 31, 2010 and $0.5 million for the three month period ended March 31, 2009. We recognized a foreign currency transaction loss of $1.4 million for nine month period ended March 31, 2010 and $0.5 million for the nine month period ended March 31, 2009.
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

ENERGY CONVERSION DEVICES, INC.
Dated: May 10, 2010	By:	/S/ William C. Andrews
William C. Andrews
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2010	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer