Form 10-K
period 2010-06-30
ENERGY CONVERSION DEVICES INC
filed 2010-08-31
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 31, 2009, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $483.5 million based on the closing price as reported on the NASDAQ Global Select Market.
     As of August 25, 2010, there were 48,539,622 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement to be filed within 120 days of June 30, 2010 for the 2010 Annual Meeting of Stockholders.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2010

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
Overview
     We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Our solar laminates have unique characteristics that differentiate them from conventional crystalline solar modules, including physical flexibility, light weight, high durability and ease of installation. These characteristics make our products particularly suitable for rooftop and building integrated photovoltaic (“BIPV”) applications, which are our primary target markets. We manufacture our solar laminates using a proprietary process and technology that we developed through nearly 30 years of research. We are also expanding our portfolio of solutions in the low load-bearing building applied (“BAPV”) market. In addition, we develop and install solar PV systems on rooftops and in other applications to which our PV products are well suited. Solar sales represent over 90% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries.
Our Business Segments
     We operate our business in two segments: United Solar Ovonic and Ovonic Materials. Financial information regarding each segment is available in Note 24, “Business Segments,” to our Notes to the Consolidated Financial Statements.
United Solar Ovonic
     Our United Solar Ovonic segment designs, manufactures and sells PV laminates that generate clean, renewable energy by converting sunlight into electricity. This business, which we conduct through our wholly owned subsidiary, United Solar Ovonic LLC (“USO”), is based principally on our pioneering technologies for thin-film amorphous silicon PV laminates and roll-to-roll manufacturing. On August 19, 2009, we acquired 100% of the outstanding common shares of Solar Integrated Technologies, Inc. (“SIT”), which expanded our sales activities to include design, development and installation of rooftop BIPV systems and applications, as well as enhanced our field engineering and technical support activities. Through a combination of SIT and USO resources, we also develop specialized ground mount and rooftop PV projects, including projects that deploy our PV laminates.
     Our PV laminates possess several unique attributes that make them ideal for both rooftop and building integrated applications, including the ability to be integrated with roofing materials; qualify for special BIPV incentives; light weight; superior resistance to wind uplift; no roof penetration; high durability and impact resistance; and ease of installation. In addition, our products generate more electricity in real world conditions than many competing products, resulting in higher financial returns for our customers.
     We sell our PV laminates principally for commercial and industrial rooftop applications. We believe we have a strategic competitive advantage because our PV laminates are readily adaptable for integration into various roofing materials. We sell our laminates to commercial roofing materials manufacturers, builders and building contractors, and solar power installers/integrators who incorporate our PV laminates into their products for commercial sale and then handle all aspects of the consumer relationship, including marketing, sales and service. We have developed similar relationships with residential roofing material manufacturers, who are developing applications to sell our laminates through their distribution and installation channels for the residential market. We are also expanding our portfolio of solutions in the low load-bearing BAPV market through the introduction of new products such as PowerTilt, which offers a lightweight building-applied solution combined with slight tilt that provides greater energy output. In addition, we are developing multiple building integrated products to address the residential rooftop market opportunities in North America and Europe. For example, we have worked with market leader CertainTeed to develop and launch its EnerGen brand residential solar system that integrates our flexible PV laminates with traditional asphalt residential roofing shingles. The adaptability of our lightweight, flexible PV laminates also presents opportunities for sales to developers of certain ground mount and other PV applications. In addition, through SIT we now have the capability to sell complete rooftop PV systems directly to end-user customers.
     We manufacture our PV laminates using our proprietary vacuum deposition and large-scale, roll-to-roll manufacturing processes that deposit amorphous silicon as a thin film on a stainless steel substrate. We have designed, developed and manufactured the automated production equipment based on these proprietary process technologies. We believe our manufacturing process and product design create significant barriers to entry for competitors who may seek to produce products similar to our own. We also believe that consolidating our PV equipment design and manufacturing activities with our PV laminate manufacturing activities allows us to more effectively improve our manufacturing efficiency and reduce capital costs.
     Our PV sales compete with companies that currently manufacture and distribute products based on well-established technologies for electricity generation, as well as companies that currently manufacture and distribute products based on alternative energy generation technologies, such as solar and wind. Our principal competitors in the solar market include Sharp Corporation, Q-Cells AG, Evergreen Solar, Inc., Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”), SunPower Corp., Mitsubishi Electric Corporation, Yingli Solar, Trina Solar Limited, and Suntech Power Holdings Co., Ltd., all of which manufacture predominantly crystalline or polycrystalline silicon PV modules, and First Solar, Inc., which manufactures thin film, cadmium telluride PV modules on glass substrates. The competitiveness of alternative energy generation products in general, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets. SIT competes with numerous developers, contractors and installers of PV systems principally for rooftop applications.
     We have entered into long-term supply agreements with our customers, some of which are “take-or-pay” agreements (under which we could demand that the customer purchase a specified minimum amount of our products). As of June 30, 2010, our backlog of anticipated product sales for fiscal years 2011 through 2016 was $634.6 million. As of June 30, 2009, our backlog of anticipated product sales was approximately $1.6 billion (including sales to SIT, which we subsequently acquired in August of 2009, of $506.7 million). Anticipated product sales include future firm commitments under take-or-pay agreements (i.e. contractually required minimum quantities), confirmed orders from customers as of June 30, 2010 and government contracts. The Company’s estimate of anticipated product sales may be impacted by various assumptions, including anticipated price reductions, currency exchange rates, and overall customer demand. Current macroeconomic conditions, including the global economic crisis, are adversely impacting our customers, including some customers (who are unable to fully comply) with take-or-pay agreements, and, as a result, our revenues and net income are likewise adversely impacted. We are working with our customers to preserve relationships and maximize long-term value by, among other things, reallocating product shipments to other customers and pursuing other remedies (including contract renegotiations), as appropriate on a case-by-case basis. For a discussion of the risks associated with our backlog and customer demand more generally, see Item 1A – Risk Factors.
     Our strategic customers include Solardis-Soprasolar, Alwitra Flachdach Systeme GmbH, Advanced Green Technologies, Inc. (a unit of Advanced Roofing, Inc.), Marcegaglia Taranto S.p.A., Derbigum Suisse Sarl, and Centrosolar AG. The only customer with sales in excess of 10% of our solar sales was Enel Green Power, which represented 22% of our solar sales in this segment for the 2010 fiscal year. For more information about our major customers and our revenues by geographic region, see Note 24 “Business Segments,” to our Notes to the Consolidated Financial Statements.
     We presently have 150 megawatts (“MW”) of nameplate manufacturing capacity. Our long-term research and development strategy involves reducing production costs, improving light-to-electricity conversion efficiency and identifying new commercial applications for our products. We seek to offset our research and development costs with third-party funding, including product development agreements and government funding. We entered into a cooperative agreement in which we will receive approximately $19 million from the Department of Energy under an innovative program, the Solar America Initiative, to increase the efficiency of our photovoltaic products, lower material costs and develop innovative installation methods in order to reduce overall system costs. This program will end in February 2011. Recently, we announced our “Technology Roadmap” to improve conversion efficiency and reduce cost per watt by introducing new processes in our production machines. In the first phase, we modified, and are now optimizing, a deposition line at our Auburn Hills campus to incorporate our new high frequency (“HF”) deposition technology. We expect that laminates with 10% aperture area conversion efficiency, as compared to our current conversion efficiency of 8%, will be produced from this facility in calendar year 2011, at a reduced cost per watt. The next phase will involve modifications of another deposition line at our Auburn Hills campus to HF, and also modifications to the deposition lines at our Greenville campus to incorporate our HF technology depositing enhanced-efficiency silicon (“Hybrid-Nano”), which is expected to further increase aperture area efficiency to 12% in calendar year 2012, with further reductions cost per watt. These modifications will increase the capacity of the modified lines.
     The key raw materials used in our United Solar Ovonic segment business are stainless steel, high purity industrial gases (primarily argon, nitrogen, hydrogen, silane and germane) and polymer materials. We believe we have adequate sources for the supply of key raw materials and components for our PV laminate manufacturing needs. We have recently expanded our supplier base for certain key raw materials and components for efficiency, cost reduction and quality, while limiting the number of suppliers who act as the single source supplier for a particular raw material. We are actively managing our direct material costs through purchasing strategies, product design and operating improvements. We have entered into long-term supply agreements, some of which are “take-or-pay” agreements (that require us to purchase a specified minimum amount of materials) with our suppliers.
     Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan, and has manufacturing facilities in Auburn Hills and Greenville, Michigan and Tijuana, Mexico. We maintain sales offices in France, Germany, Italy, Spain, and the United States. Additionally, we have established a joint venture, United Solar Ovonic Jinneng Limited, which is organized under the laws of the People’s Republic of China, to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. We presently own 25% of the joint venture, with the option to increase our ownership to 51% in certain circumstances. Tianjin Jinneng Investment Co. owns the remainder of the joint venture. The joint venture commenced operations in the fourth quarter of fiscal year 2010.
Ovonic Materials
     Our Ovonic Materials segment invents, designs and develops materials and products based on our pioneering materials science technology. We seek to commercialize this technology internally and through third-party relationships, such as licenses and joint ventures. We are presently commercializing our materials, and consumer and stationary NiMH battery technology through this segment. We are also engaged in pre-commercialization activities for our emerging technologies, the funding of which we seek to offset with royalties and licensing revenues and third-party funding, including product development agreements and government funding.
NiMH Batteries
     NiMH batteries are rechargeable energy storage solutions offering high power and energy, long cycle life and maintenance-free operation. They are adaptable to a broad range of consumer, transportation and stationary applications. Products utilizing our NiMH battery technology compete with lead-acid, nickel-cadmium, lithium battery technologies and primary alkaline disposable batteries. NiMH batteries produce high energy and power for their weight and volume, do not contain any environmentally hazardous substances, have excellent durability and abuse tolerance, have a long cycle life, and provide excellent cost benefits.
     We commercialize our NiMH battery technology principally through third-party licensing arrangements with NiMH battery manufacturers throughout the world. We also sell proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries. We conduct our NiMH battery technology licensing and materials manufacturing activities through our consolidated subsidiary Ovonic Battery Company, Inc., in which we have a 93.6% equity interest and the balance is owned by Honda Motor Company, Ltd. (3.2%) and Sanoh Industrial Co., Ltd. (3.2%). On July 13, 2009, we completed the sale of our interest in Cobasys LLC, our former joint venture through which we also commercialized our NiMH battery technology.
     Transportation NiMH batteries are in widespread commercial use in hybrid electric vehicles where the NiMH chemistry offers proven cost, safety, performance and durability. The electrification of vehicles worldwide in hybrid electric vehicles (“HEV”), plug-in HEV (“PHEV”) and pure battery electric (“BEV’s”) is expected to be a high growth opportunity for rechargeable batteries, although there is significant competition in these transportation segments from emerging technologies such as lithium ion (“Li-Ion”).
Licensing
     We have licensed our NiMH battery technology to NiMH battery manufacturers, principally for consumer and transportation applications, on a royalty-bearing, non-exclusive basis. We are presently receiving royalties from manufacturers who are currently producing NiMH batteries using our technology. Royalties from Sanyo for consumer and transportation applications represented 36% of our revenues in this segment for both fiscal years 2010 and 2009.

     As part of the sale of Cobasys to SB LiMotive, we reacquired exclusive rights for stationary NiMH batteries, subject to preexisting licenses. Stationary NiMH batteries are well suited to compete in telecommunications, uninterruptible power supplies, and emerging energy storage applications. NiMH technology will compete in these storage applications due to its superior energy density, deep discharge cycle life and abuse tolerance compared to the incumbent large format lead-acid battery technology. Whereas the higher energy per weight of Li-Ion batteries (compared to NiMH batteries) has allowed Li-ion chemistries to penetrate into portable electronic devices such as laptop computers and cellular telephones and is the source of automotive interest, NiMH chemistries are competitive on an energy per volume basis and therefore are a good match for stationary storage applications. In addition, NiMH batteries provide proven durability, abuse tolerance, an attractive cost value proposition and therefore a significant commercial opportunity. Various business models for monetizing our stationary NiMH patents and know-how are being considered, including licensing and cooperative ventures with our existing licensees and strategic partners in the value chain.
Materials Manufacturing
     We produce proprietary high-performance positive electrode nickel hydroxide materials for use in NiMH batteries, which we sell to licensees of our NiMH battery technology. Our positive electrode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. Sales to Gold Peak Industries (Holdings) Limited represented 95% and 100%, respectively, of our NiMH materials product sales in this segment and 16% and 18%, respectively, of our total revenues in this segment for fiscal years 2010 and 2009. We conduct our manufacturing operations at an automated facility in Troy, Michigan.
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
     Ovonic Bio Reformation Technologies
     Hydrogen is a widely used industrial gas. Our Ovonic reformation technology produces high-purity hydrogen in a safe process from multiple renewable biofuel and biomass sources at far lower operating temperatures than commercial processes and without the generation of carbon dioxide gas. Our proprietary process has the potential to dramatically reduce distributed hydrogen cost by eliminating high transportation costs. We are presently seeking funding as we move from laboratory-scale development to pilot-scale production.
     Ovonyx
     Our Ovonyx joint venture is commercializing our proprietary Ovonic Universal Memory (“OUM”) and Ovonic Threshold Switch (“OTS”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off, including cell phones, PDAs, digital cameras and microelectronics. OUM, which is also known in the semiconductor industry as phase-change random access memory (PRAM and PC-RAM), offers several advantages over conventional nonvolatile memory, including significantly faster write time, greater scalability, lower power utilization and longer life, and is compatible with existing complementary metal-oxide-semiconductor (“CMOS”) manufacturing processes.
     We own 38.6% (or 32.4% on a fully diluted basis after giving effect to the potential exercise of stock options and warrants) of the common stock of Ovonyx. As part of this joint venture arrangement, we have contributed intellectual property, licenses, production processes and know-how. In addition to our equity interest in Ovonyx, we receive 0.5% of the Ovonyx annual gross revenue as a royalty.
     Ovonyx has entered into royalty-bearing, nonexclusive license agreements with Intel Corporation, Samsung Electronics Co., Ltd., Elpida Memory, Inc., STMicroelectronics N.V., BAE Systems, Hynix Semiconductor, Inc., and Numonyx B.V. (acquired by Micron Technology, Inc.), to produce OUM products. Under most of these agreements, Ovonyx has participated in joint development programs to assist in the commercialization of OUM phase-change memory products.
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
Patents and Intellectual Property
     We maintain an extensive patent portfolio presently consisting of approximately 260 U.S. patents and over 275 foreign counterparts to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our segments.
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
     A key factor affecting demand for PV systems is the levelized cost of energy (“LCOE”) supplied by such systems in comparison to other sources of electricity. LCOE is determined by dividing the present value of the total lifetime cost of a PV system by the present value of the total energy output of the system measured in kilowatt hours. Major factors affecting the LCOE of PV systems include cost of the PV products, energy conversion efficiency of the PV products, cost of the remaining components of the PV system (“balance of system costs”), maintenance costs, and durability of performance. Developers and purchasers of PV systems, particularly utility scale and large commercial grid-connected systems, generally seek to obtain the lowest LCOE by choosing PV systems that optimize this combination of low PV product cost, high conversion efficiency, low balance of system and maintenance costs, and long-time durability. As a result of technology innovation, manufacturing scale and efficiency improvements and dramatic reductions in the cost of polycrystalline silicon and certain other raw materials used in many PV products, the LCOE of PV systems generally has been declining rapidly in recent years.
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
Our Employees
     As of June 30, 2010, we employed approximately 1,500 people, approximately 960 of whom are located in the United States.
Available Information
     Our website address is www.energyconversiondevices.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct, charters for the committees of our Board of Directors and other information related to the Company. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A: Risk Factors
Our success depends significantly on our ability through technology improvements to reduce the cost and improve the conversion efficiency of our solar laminates and otherwise to continue to develop and market new and innovative products. There can be no assurance that such efforts will be successful or the capital spending required will be available.
     Our financial performance depends in part on our ability to enhance our existing solar laminates, develop new and innovative products and product applications, reduce our costs of producing solar laminates, and adopt or develop new technologies that continue to differentiate our products from those of our competitors. The continued demand for our solar products is premised in part on the features of our solar laminates that distinguish them from the solar products of our competitors and the resulting unique product applications. These features include physical flexibility, the ability of our laminates to be integrated with roofing materials, light weight, superior resistance to wind uplift, durability, no roof penetration and ease of installation. There are companies using similar or competitive technologies that have introduced or announced plans to introduce solar products incorporating some or all of these features. In addition, all solar products compete based on efficiency and significant advances in the efficiency of the solar products of our competitors also could provide them with a competitive advantage. If we fail to enhance our existing solar laminates, develop new and innovative products and product applications, or adopt or develop new technologies that continue to differentiate our products from those of our competitors, our business, financial condition and results of operations could be adversely affected.
     In June 2010 we announced our Technology Roadmap to improve both the conversion efficiency and cost per watt of our laminates and thereby reduce the LCOE of PV systems that incorporate our laminates to enhance our ability to compete more effectively with other PV suppliers. We also announced specific objectives regarding conversion efficiency, laminate cost per watt, and LCOE. Our Technology Roadmap requires a substantial investment of financial resources and novel alterations of our manufacturing processes and product designs. It also requires careful project management and coordination of multiple simultaneous activities. There is no assurance that we will have access to sufficient capital to fund our

Technology Roadmap or otherwise be able to execute fully or timely on our Technology Roadmap in order to achieve the cost reduction and conversion efficiency goals that we have established. If we are unable to achieve these goals our ability to compete effectively with other PV suppliers, and our financial condition and results of operations will be adversely affected.
The continuing global economic, capital markets and credit disruptions pose risks for our business segments.
     The continuing global economic, capital markets and credit disruptions pose risks for our business segments. These risks include slower economic activity and investment in construction projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products, including our solar laminates, and for the solar development and installation services of SIT. Further, these conditions have caused some of our customers to be unable to fully comply with the terms of their agreements to purchase our solar laminates.
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
     Polysilicon, a key raw material for traditional crystalline PV products, is readily available to solar cell and module manufacturers after several years of short supply and prices have been falling rapidly. These price reductions by our competitors are resulting in price reductions of solar cells and modules that compete with our laminates. While we believe our laminates have unique characteristics that make them attractive for a variety of applications, particularly BIPV installations, the market price decline of competitive products is resulting in downward pressure on our pricing that negatively impacts our revenues and earnings.
We have instituted demand creation initiatives that are extending our business model and subjecting us to additional business and financial risks.
     We have instituted demand creation initiatives in our United Solar Ovonic segment to stimulate demand for our products. Certain of these initiatives, such as offering project financing and acquiring SIT, extend our existing business model in this segment from principally manufacturing and selling laminates through our channel partners to include development, design, installation, financing and ownership of PV projects. As a result, these initiatives will expose us to additional business risks, such as credit risks (project financing) and project construction and performance risks, which may be significant. Some of these initiatives, such as project financing, are capital intensive, and there can be no assurances that our existing capital resources will be sufficient to meaningfully stimulate demand. Additionally, certain of these initiatives will require us to redeploy our capital resources from other initiatives, such as our manufacturing expansion, which may impair our ability to pursue these other initiatives and realize their benefits. Further, there can be no assurance that these initiatives will successfully stimulate demand for our products.
In response to market conditions, we have instituted capital expenditure and cost reduction initiatives that are impacting our financial performance and our cash resources, and will continue to do so in the future.

     We have instituted a number of cost reduction initiatives to improve our cost structure and preserve capital in response to market conditions. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. In addition, in response to market conditions, we temporarily suspended our manufacturing expansion in our United Solar Ovonic segment and reduced our production in this segment. We recognized under-absorption of overhead costs resulting from our production adjustments and may recognize similar costs in the future if we do not operate our facilities at production capacity. If our production levels and related cash flows remain at reduced levels we may be required to record an additional impairment to our property, plant and equipment, which could have a material adverse effect on our financial position and results of operations. Furthermore, there can be no assurance that market demand will align with our present manufacturing capacity and, as a result, our business could be materially adversely affected.
Volatility in customer demand in the solar industry could affect future levels of sales and profitability and limit our ability to predict such levels; if we are unable to balance our production levels with customer demand, our business and financial results will be materially adversely impacted.
     In June 2008, in order to meet increasing demand for our products, we announced the active expansion of our production capacity and the commencement of a plan to reach 1 gigawatt (“GW”) of annual production capacity by 2012. In March of 2009, we announced that we were slowing the pace of our “demand-driven” production and expansion plan to better reflect the present impact of credit availability on project flow in the global pipeline for photovoltaics. In connection with this announcement we delayed expansion at our Greenville facility and Battle Creek facility, which will reduce our capital expenditures and allow us to preserve and, in strategic situations, redeploy our capital in other areas. When market conditions and visibility improve, we believe that we can quickly re-initiate our manufacturing expansion, as a result of the operational improvements we have made with respect to the construction and ramp of new facilities. In the meantime, however, we will have to ensure that we balance our production levels with demand for our products. If we are unable to balance our production levels with customer demand, our business and financial results will be materially adversely impacted.
     Historically, we have maintained moderate lead times, which has enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products. As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates. If these differences are material, our business and financial results will be materially adversely impacted.
We have acquired SIT to extend our business model and enhance our competitiveness, but we face integration and other related risks arising from this acquisition that could expose us to liability or cause us not to achieve these benefits.

     Our ability to successfully integrate the SIT operations involves numerous risks, including designing and implementing internal controls over financial reporting at those locations. However, we may not be able to integrate SIT successfully into our existing business and could incur or assume unknown or contingent liabilities as a result of this acquisition or fail to realize the expected improvements in our engineering and technical capabilities or responsiveness to market opportunities. We also may lose some laminate sales from customers who choose to withdraw business from us because they perceive SIT to be a competitor of theirs. If any of these possibilities occur, our business could be materially adversely affected.
We face intense competition from other companies producing solar energy and other renewable energy products.
     The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future core products, namely solar laminates, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. In addition, many of our competitors manufacture predominantly crystalline or polycrystalline silicon solar modules which are currently sold at lower cost and have higher conversion efficiency than our solar laminates.
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
     Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing because of their economies of scale and their ability to purchase raw materials at lower prices. As a result, those competitors may have stronger bargaining power with their suppliers and may have an advantage over us in negotiating favorable pricing, as well as securing supplies in times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks, balance of system capabilities, and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote more resources to the research, development, promotion and sale of their products, or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.
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
     Since our inception, we have incurred significant net losses. Principally as a result of ongoing operating losses, we had an accumulated deficit of $772.5 million as of June 30, 2010. Our goal is to operate our business in such a way that profitability is sustainable over the long term. Nonetheless, we may be unable to sustain or increase profitability in the future, which in turn could materially and adversely impact our ability to repay our debt and could materially decrease the market value of our common stock (and as a result, the value of our convertible senior notes). We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:
•	continuously improve our manufacturing operations, whether domestically or internationally;

•	service our debt obligations;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement our demand creation initiatives, which may include project financing and strategic acquisitions;

•	implement internal systems and infrastructure to support our growth; and

•	retain key members of management and other personnel, and hire additional personnel.
     We do not know whether our revenue will grow at all or grow rapidly enough to absorb these costs and our limited operating history under our current business strategy and new management team makes it difficult to assess the extent of these expenses or their impact on our operating results. If we fail to achieve profitability, our business, results of operations, financial condition and cash flows could be materially adversely affected.
We may incur future restructuring charges and long-lived asset impairment losses.
     We have recorded long-lived asset impairment losses, including impairment losses for goodwill and intangible assets, and employee severance and restructuring charges. Generally, we record long-lived asset impairment losses when we determine that our estimates of the future undiscounted cash flows will not be sufficient to recover the carrying value of the long-lived assets. During 2010, we recorded substantial long-lived asset impairment losses and wrote off the entire balance of our goodwill and intangible assets. In light of the continued volume reductions we have experienced, we may incur similar losses and charges in the future, and those losses and charges may be significant.
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
     We have a PV laminate manufacturing facility in Tijuana, Mexico, and have established a joint venture in Tianjin, China, to manufacture PV laminates. Also, a portion of our expenses are denominated in currencies other than U.S. dollars. International operations and transactions are subject to certain risks inherent in doing business abroad, including:
•	the potential that we may be forced to forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities;

•	difficult and expensive compliance with the commercial and legal requirements of international markets;

•	difficulty in interpreting and enforcing contracts governed by foreign law, which may be subject to multiple, conflicting and changing laws, regulations and tax systems;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, currency exchange controls, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar laminates and reduce our market share in some countries;

•	being subjected to additional withholding taxes or other tax on our foreign income or tariffs and other restrictions on foreign trade and investment, including currency exchange controls;

•	being subjected to fluctuations in exchange rates which may affect product demand and our profitability in U.S. dollars to the extent the price of our solar laminates and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	limitations on dividends or restrictions against repatriation of earnings;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts; and

•	potentially adverse tax consequences associated with our permanent establishment of operations in more countries.
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
     We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 42%, 46% and 50% of our total revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Any loss or material reduction in sales to any of our top customers would be difficult to recoup from other customers and could have an adverse effect on our sales, results of operations, financial condition and cash flows.
The reduction or elimination of government incentives related to solar power could cause our revenues to decline.
     Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain, France, Greece, China, Canada and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. Some of these government mandates and economic incentives have expired, are scheduled to be reduced or expire, or could be eliminated altogether. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar laminates or result in increased price competition, and lower our revenue.

The expansion of our business into new markets, such as residential, may increase our exposure to certain risks, including class action claims.
     We are developing and have launched new applications of our solar technology, including solar laminates to be integrated into residential roofing materials. Our new solar technology applications may not gain market acceptance and we may not otherwise be successful in entering new markets, including the market for residential applications. Moreover, entry into new markets may increase our exposure to certain risks that we currently face or expose us to new risks. For example, the residential construction market for solar energy systems is exposed to different risks than the commercial construction markets, including more acute seasonality, sensitivity to interest rates, and other macroeconomic conditions, as well as aesthetics and enhanced legal exposure. In particular, new home developments can result in class action litigation when one or more homes in a development experience problems with roofing or power systems. If we penetrate the residential market and experience product failures that create property damage or personal injury, we may be exposed to greater liability of a different nature than with respect to product failures in commercial building applications.
We have focused our business strategy on, and invested significant financial resources in, the BIPV segment of the PV market and there is no guarantee that the demand for BIPV systems will develop as we anticipate.
     Our recent business strategy has focused on increasing demand for BIPV systems. We believe that there has been an increase in demand for BIPV systems based in part on increasing interest and customer support from the building industry, solar customers and governments. As a result, we have invested, and will continue to invest, significant financial resources in the production and commercialization of our solar laminates for BIPV systems. If the BIPV segment does not develop as we anticipate, or takes longer to develop than we anticipate, we may experience difficulties implementing our growth and business targets. This in turn could adversely impact our business, financial condition and results from operations.
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
     We actively manage our raw materials and other supply costs through purchasing strategies, product design and operating improvements; however our management may not always be effective, which could adversely impact our supply chain and financial condition. Some of our suppliers may be unable to supply our demand for raw materials and components. In such event, we may be unable to identify new suppliers or qualify their products for use in our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers also may be less suited for our technology and yield solar laminates with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar laminates manufactured with the raw materials from our current suppliers. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar laminates or increase our manufacturing cost, either of which would adversely impact our prospects, financial condition and results of operations.
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
     Except in the instance of specific events involving the price of the Company’s common stock, the price of the convertible senior notes (“Notes”), and certain corporate transactions, our outstanding convertible debt is not convertible until March 15, 2013. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. Since we cannot predict the future trading price of our common stock, we cannot estimate the number of shares that will be issued at the time of conversion and the effect of those shares on the trading price of the common stock or the effect on earnings per share.
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
     We are involved in legal proceedings arising in the normal course of business. Due to the inherent uncertainties of legal proceedings, the outcome of any such proceeding could be unfavorable, and we may choose to make payments or enter into other arrangements to settle such proceedings. Failure to settle such proceedings could require us to pay damages or other expenses, which could have a material adverse effect on our financial condition or results of operations. We have been subject to legal proceedings in the past involving the validity and enforceability of certain of our patents. While such patent-related legal proceedings have been resolved, such proceedings can require the expenditure of substantial management time and financial resources and can adversely affect our financial performance. There can be no assurance that we will not be a party to other legal proceedings in the future.
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
     Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
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
     In addition, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct operations as they are presently conducted. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. The failure to comply with present or future regulations could result in fines, third party lawsuits, and suspension of production or cessation of operations.
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
     As a result of our past financial performance, we have significant operating loss and research and development credit carryforwards which expire from 2010 to 2030. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards in years after the ownership change. An “ownership change” for purposes of Section 382 of the Code generally refers to any change in ownership of more than 50% of the company’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning, directly or indirectly, 5% or more of the stock of a company or any change in ownership arising from a new issuance of the company’s stock.
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
     Together with our subsidiaries, we have a significant amount of debt and debt service requirements. As of June 30, 2010, we have approximately $293.3 million face value of outstanding debt. This level of debt and related debt service could have significant consequences on our future operations, including:
•	making it more difficult for us to meet our payment and other obligations;

•	resulting in an event of default if we and our subsidiaries fail to comply with covenants contained in our debt agreements, which could result in such debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
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
We may be unable to remediate our material weakness related to the accuracy of the adjustment to value inventory at actual cost.
     In the fourth quarter we identified a material weakness in our internal control over financial reporting relating to the adjustment we make to value inventory at actual cost. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weakness in our internal controls over financial reporting and continue to simplify and automate the accounting for standard cost and cost variances. The failure to successfully complete our remediation plans could adversely affect our business. For additional information see “Item 9A. Controls and Procedures.”
Item 1B: Unresolved Staff Comments
     None.

Item 2: Properties
     Our corporate headquarters is located in Rochester Hills, Michigan. We currently lease facilities worldwide which are used for manufacturing, technical, research and development, sales, and administrative purposes. These facilities range in size from 10,000 square feet to 320,000 square feet, with an aggregate of 1.5 million square feet. In addition, we own approximately 25 acres of land in Battle Creek, Michigan upon which we started the construction of a building for our manufacturing expansion and subsequently paused in the third quarter of fiscal year 2009. In August 2009, we acquired SIT which has its European headquarters in Mainz, Germany. We believe these facilities are adequate for our business needs.
     The following table presents the locations of our primary facilities and the segment that use such facilities:

Own or Lease
Property Location
Corporate Headquarters, Rochester Hills, Michigan	Lease

Ovonic Materials Segment
Rochester Hills, Michigan	Lease
Troy, Michigan	Lease

United Solar Ovonic Segment
Auburn Hills, Michigan (2 facilities)	Lease
Greenville, Michigan (2 facilities)	Lease
Tijuana, Mexico	Lease
Los Angeles, California	Lease
Mainz, Germany	Lease
     In addition, we lease sales offices for our United Solar Ovonic segment in Villafranca, Italy; Paris, France; Madrid, Spain; and Frankfurt/Mainz, Germany.
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
Item 4: Removed and Reserved

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “ENER.” As of August 25, 2010, there were 2,306 holders of record of our common stock.
     The following table sets forth the range of high and low closing prices for our common stock as reported by The Nasdaq Global Select Market, Inc. for each period indicated:

	For the year ended June 30,
	2010		2009
	High	Low	High	Low
	(in dollars per share)
First Quarter (July — September)	$15.55	$10.32	$79.38	$53.05
Second Quarter (October — December)	13.26	9.92	61.77	18.50
Third Quarter (January — March)	12.55	7.16	29.38	13.23
Fourth Quarter (April — June)	7.77	4.10	20.51	13.37
Dividends
     We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.
Stock Price Performance Graph
     The following graph compares the cumulative 5-year total return provided shareholders on Energy Conversion Devices, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Clean Edge Green Energy index. Data for the NASDAQ Composite and the NASDAQ Clean Edge Green Energy Index assume market cap weighting and reinvestment of dividends over a five-year period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 30, 2005, and its relative performance is tracked through June 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Energy Conversion Devices, Inc., the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/2010
Energy Conversion Devices, Inc.	100.00	162.78	137.71	329.04	63.23	18.32
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Clean Edge Green Energy	100.00	118.12	153.69	178.30	100.37	97.67
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6: Selected Financial Data
     Set forth below is certain financial information derived from the Company’s audited consolidated financial statements.

	Year Ended June 30,
	2010	2009(1)	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations
Total Revenues	$254,416	$316,293	$255,861	$113,567	$102,419

Impairment loss	359,228	—	—	—	—
Restructuring charges	4,736	2,231	9,396	—	—
Net (loss) income from continuing operations before discontinued operations	(456,009)	8,547	3,853	(25,231)	(18,910)
Discontinued operations, net of tax benefit	—	—	—	—	314

Net (loss) income	$(456,009)	$8,547	$3,853	$(25,231)	$(18,596)

(Loss) earnings per share
Continuing operations	$(10.72)	$0.20	$0.10	$(0.64)	$(0.58)
Discontinued operations	—	—	—	—	0.01

	$(10.72)	$0.20	$0.10	$(0.64)	$(0.57)

Diluted (loss) earnings per share
Continuing operations	$(10.72)	$0.20	$0.09	$(0.64)	$(0.58)
Discontinued operations	—	—	—	—	0.01

	$(10.72)	$0.20	$0.09	$(0.64)	$(0.57)

Consolidated Balance Sheets
Total Assets	$688,321	$1,076,097	$1,041,967	$600,679	$596,342
Long-Term Obligations	263,950	269,386	342,055	25,796	25,594

(1)	As adjusted due to the implementation of accounting guidance for convertible debt instruments that may be settled in cash upon conversion. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” to our Notes to the Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2010. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.
Overview
     We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Solar sales represent more than 90% of our revenues. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology, sell high performance nickel hydroxide used in NiMH batteries, and receive funds for product development agreements under government sponsored programs.
     In August 2009, we acquired SIT, a company that manufactures, designs, and installs building integrated PV systems for commercial rooftops. As a result of this acquisition, we are transitioning our business from manufacturing and selling our PV products to a company that provides complete solar solutions, project implementation and value-added services. The SIT business is included in our United Solar Ovonic segment.
     The following key factors should be considered when reviewing our results for the periods discussed:
•	Our consolidated financial results are driven primarily by the performance of our United Solar Ovonic segment. Our United Solar Ovonic segment accounted for 93% and 96% of our total revenue in the fiscal years ended June 30, 2010 and 2009, respectively. Our United Solar Ovonic segment generated an operating loss of $418.0 million and operating income of $44.4 million in the fiscal years ended June 30, 2010 and 2009, respectively. Given the size of this segment relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business.

•	Global economic, capital markets and credit disruptions have significantly impacted current market conditions in the solar market and created uncertainty, but we believe that credit market conditions will continue to improve. We also believe that a strong interest in alternative energy in general and solar in particular remains, but global financial constraints experienced during 2010 impacted the funding of solar projects that otherwise have strong strategic rationale and/or financial returns. Our business has also been adversely impacted by related weakness in the construction market, because we have historically focused on building-integrated PV through our building materials channel, which in turn relies on new roof and re-roof sales. Current macroeconomic conditions, including the global economic crisis, are adversely impacting our customers, including some customers who are unable to fully comply with take-or-pay agreements, and, as a result, our revenues and net income are likewise adversely impacted. We are working with our customers to preserve relationships and maximize long-term value by, among other things, reallocating product shipments to other customers and pursuing other remedies (including contract renegotiations), as appropriate on a case-by-case basis. We also continue to be encouraged by the opportunities for large scale restructuring of the energy infrastructure to increase emphasis on renewable energy, such as our solar laminates. Countries around the world are demonstrating support for the adoption of solar energy through renewable portfolio standards and feed-in tariffs.

We are also responding to these market conditions by transforming our business model and enhancing our competitiveness as described below

•	We are expanding our business by continuing to enhance our focus on our projects business to supplement our channel strategy, and introducing new product applications to expand our addressable markets to include residential and building-applied solutions. During fiscal year 2010, in response to market conditions that impaired demand for our products through our existing channels to market, we transformed our business model to include projects activities, including direct sales on large projects and turnkey systems. These project sales allow us to compete more effectively for large-scale projects by providing a sophisticated, turnkey solution that addresses the key elements of these projects, including site control, financing (which we typically arrange through third parties), and energy offtake and project execution. Additionally, during fiscal year 2010, we extended our product reach, announcing a new residential product through a joint development relationship and our new PowerTilt™ solution for the building-applied market. We did not previously significantly participate in these markets, and we believe that there are considerable opportunities to leverage our product differentiation in these markets (including low impact and lightweight) to generate sales.

•	We are increasing production in our United Solar Ovonic segment and reducing costs to respond to improve our overall competitiveness. During fiscal 2010, we transformed our business model to include projects activities (as described above) and moderated our production in response to market conditions that impaired demand for our products through our existing channels to market. Our cost per watt increased during the fiscal year as a result of the reduced production, primarily due to unabsorbed overhead costs. We are now re-ramping production based on traction with our new business model and improving market conditions. We expect to see reduced cost per watt from better factory utilization. We are at the same aggressively focusing on various cost per watt reductions. For example, during fiscal year 2011, we will introduce materials savings and enhancements to our laminates, resulting from manufacturing and quality improvements. As a result, we expect to substantially reduce our cost per watt during fiscal year 2011. We will further lower product cost per watt, and increase conversion efficiency, through our Technology Roadmap.

•	We are operating our Ovonic Materials segment profitably and are continuing to realize value from our technology portfolio. We have developed proprietary technologies in our Ovonic Materials segment that we believe have value, including technologies for advanced NiMH batteries, solid hydrogen storage, metal hydride fuel cells, and bio reformation. The development activities for these technologies have been substantially balanced with external sources of revenues, such as royalties and development agreements (principally government contracts), to align our development commercialization efforts at sustainable levels. We are continually evaluating commercialization opportunities and strategic alternatives to maximize value for these technologies, which may include licenses, joint ventures, and sales. We completed the disposition of our Cobasys joint venture interest, but retained certain technology and royalty rights, including regaining exclusive stationary NiMH rights, subject to preexisting agreements.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product and system sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production and shipments, both measured in megawatts (“MW”), and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment.

Results of Operations
     We have two segments, United Solar Ovonic and Ovonic Materials. We include the SIT business in our United Solar Ovonic segment.
     The following table summarizes our revenues and operating income (loss) for the last three fiscal years ended June 30, and reconciles to the amounts included in our consolidated financial statements. The grouping “Corporate and Other” below does not meet the definition of a segment as it contains our headquarter costs, consolidating entries, and our investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	Revenues			Operating Income (Loss)
	2010	2009	2008	2010	2009(1)	2008
			(in thousands)
United Solar Ovonic	$237,437	$302,758	$239,398	$(418,001)	$44,447	$31,644
Ovonic Materials	16,810	13,317	16,066	8,666	3,912	899
Corporate and Other	169	218	397	(25,766)	(27,763)	(36,604)

Consolidated	$254,416	$316,293	$255,861	$(435,101)	$20,596	$(4,061)

(1)	As adjusted due to the implementation of accounting guidance for convertible debt instruments that may be settled in cash upon conversion. See Note 1 “Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies” to our Notes to the Consolidated Financial Statements for additional information.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009
United Solar Ovonic Segment

	Year Ended June 30,
	2010	2009
	(in thousands)
REVENUES
Product sales	$197,554	$292,402
System sales	29,781	—
Revenues from product development agreements	9,895	10,356
License and other revenues	207	—

TOTAL REVENUES	237,437	302,758

EXPENSES
Cost of product sales	201,087	206,047
Cost of system sales	33,087	—
Cost of revenues from product development agreements	8,184	7,414
Product development and research	7,900	5,412
Preproduction costs	305	5,409
Selling, general and administrative	40,421	31,397
Loss on disposal of property, plant and equipment	1,153	979
Impairment loss	359,228	—
Restructuring charges	4,073	1,653

TOTAL EXPENSES	655,438	258,311

OPERATING (LOSS) INCOME	$(418,001)	$44,447

     Total revenues for the year ended June 30, 2010 were $237.4 million, a decrease of $65.3 million or 22%, compared to the same period in 2009. The decrease was primarily due to reductions in product sales which comprised of a $43.6 million decrease due to lower sales volume and a $65.2 million decrease due to lower average selling prices, offset by incremental system sales of $29.8 million and product sales of $14.0 million associated with our SIT business.
     Cost of product sales for the year ended June 30, 2010 was $201.1 million, a decrease of $5.0 million or 2%, compared to the same period in 2009. Approximately $30.8 million of the decrease was due to decreased sales volume and change in product mix, $2.1 million of the decrease was due to reduced warranty costs and $1.3 million of the decrease related to improved manufacturing efficiencies. These decreases were offset by increased unabsorbed overhead costs of $15.8 million due to a planned decrease in production and incremental costs of $13.4 million attributable to sales in our SIT business.
     Cost of system sales for the year ended June 30, 2010 was $33.1 million which were incremental costs associated with our SIT business and system sales and included the write-off of certain inventory of $2.5 million and $1.0 million in unabsorbed overhead costs.
     Combined cost of revenues from product development agreements and product development and research expenses increased by $3.3 million in 2010. Our combined product development and research expenses are partially offset by revenues from product development agreements principally funded by government programs under contracts from the U.S. Air Force and the Department of Energy’s Solar America Initiative. The revenue remaining on each contract at the end of fiscal year 2010 was $4.8 million and $4.1 million, respectively. We continue to invest in product development and research to improve the throughput of our PV cell manufacturing equipment, reduce the cost of production and increase the sunlight-to-electricity conversion efficiency of our PV laminates.
     Preproduction costs (consisting of new employee training, facilities preparation, set-up materials and supplies) decreased substantially for the year ended June 30, 2010, compared to fiscal year 2009, primarily because we paused the expansion of our Michigan and Mexico facilities.
     Selling, general, and administrative expenses for the twelve months ended on June 30, 2010 were $40.4 million, an increase of $9.0 million or 29%, compared to the same period in 2009. The increase was primarily due to additional expenses from the SIT business of $11.6 million.
     The loss on disposal of property, plant and equipment increased by $0.2 million in 2010. The increase was primarily due to disposals of equipment at our Greenville and Auburn Hills, Michigan facilities.
     We incurred impairment losses of $1.3 million related to the December 2009 restructuring plan, of which $1.1 million was related to equipment and $0.2 million related to intangible assets which will no longer be utilized. During the third quarter, changing market conditions, losses incurred to-date and the increased near-term capacity anticipated from our Technology Roadmap developed during the third quarter, caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we recorded an additional impairment loss of $358.0 million, which consisted of $320.7 million for property, plant and equipment, $35.4 million for goodwill and $1.9 million for intangible assets. See Note 16 “Impairment Loss” to our Notes to the Consolidated Financial Statements for additional information.
     During the year ended June 30, 2010, we incurred restructuring charges related to the severance of certain employees of $3.9 million and $0.2 million for equipment relocation costs associated with the consolidation of certain production operations from our Auburn Hills 1 facility. See Note 18 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.

Ovonic Materials Segment

	Year Ended June 30,
	2010	2009
	(in thousands)
REVENUES
Product sales	$2,897	$2,590
Royalties	7,984	6,355
Revenues from product development agreements	1,870	3,053
License and other revenues	4,059	1,319

TOTAL REVENUES	16,810	13,317

EXPENSES
Cost of product sales	2,423	2,581
Cost of revenues from product development agreements	1,215	2,093
Product development and research	3,447	3,574
Selling, general and administrative expenses	1,059	1,157

TOTAL EXPENSES	8,144	9,405

OPERATING INCOME	$8,666	$3,912

     Our Ovonic Materials segment’s total revenues increased by $3.5 million in 2010. This increase was primarily due to increased license sales comprised of a consumer nickel metal hydride battery license fee of $2.5 million, a $1.6 million increase in vehicle NiMH royalties, and a $0.3 million increase in product sales. These increases were partially offset by a $1.2 million decrease in product development contract revenue due to the successful completion of certain contracts and increased cost-share for ongoing contracts.
     Cost of product sales decreased $0.2 million for 2010. This decrease was primarily due to decreased costs for nickel, the primary cost in our nickel hydroxide manufacturing process.
     Combined cost of revenues from product development agreements and product development and research expenses decreased by $1.0 million in 2010. The decrease was primarily due to reduced research and development expenses resulting from reduced headcount and the completion of certain product development contracts.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, decreased by $0.8 million in 2010. The reduction in selling, general and administrative expenses in fiscal 2010 was primarily due to lower salaries, wages and related expenses, lower stock and option award amortization offset by increases in administrative expenses.
Other Income (Expense)
     Other expense was $22.9 million in fiscal 2010 compared to $10.6 million in fiscal year 2009. The $12.3 million increase was principally due to increased interest expense of $12.8 million which is related to a reduced level of capitalized interest, reduced interest income of $3.9 million due to lower levels of investments in the period, and incremental foreign currency transaction losses of $2.4 million associated with our SIT business, offset by a $4.3 million gain on debt extinguishment, $1.3 million distribution from our previously owned Cobasys joint venture and other-than-temporary impairment of $1.0 million related to our investment in a Lehman Brothers bond in fiscal 2009.
Income Taxes
     Our income tax benefit was $2.2 million for fiscal year 2010 compared to expense of $1.5 million in fiscal year 2009. The decrease in tax expense is primarily related to certain federal refundable research expenses and the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.
Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
United Solar Ovonic Segment

	Year Ended June 30,
	2009	2008
	(in thousands)
REVENUES
Product sales	$292,402	$231,519
Revenues from product development agreements	10,356	7,879
License and other operating revenues	—	—

TOTAL REVENUES	302,758	239,398

EXPENSES
Cost of product sales	206,047	169,015
Cost of revenues from product development agreements	7,414	4,938
Product development and research	5,412	3,650
Preproduction costs	5,409	6,920
Selling, general and administrative	31,397	21,935
Loss on disposal of property, plant and equipment	979	1,296
Restructuring charges	1,653	—

TOTAL EXPENSES	258,311	207,754

OPERATING INCOME	$44,447	$31,644

     Our United Solar Ovonic segment’s revenues increased $63.4 million due to growth in international sales of $101.4 million, primarily the western European country markets, reduced by declines in the U.S. market of $38.0 million. Operating income also increased $12.8 million in 2009 as compared to 2008, principally as a result of expanding our manufacturing capacity from 118MW at the end of 2008 to 150MW at the end of 2009 and increasing our product sales by 32% in the first half of fiscal year 2009 versus the second half of 2008. These increases were offset in part by production furloughs, under-absorption of factory overhead costs, and product sales decreases of 43% in the second half of fiscal year 2009 compared to the first half of the fiscal year.
     The increase in total revenues in 2009 was primarily attributable to an increase in PV product sales of $67.2 million, the impact of which was partially offset by a price declines and product mix of $6.3 million. The cost of product sales increased $37.0 million reflecting higher product sales volume, and the operating costs associated with the expansion of our production capacity in our Greenville, Michigan facility in the first half of fiscal year 2009.

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

Ovonic Materials Segment

	Year Ended June 30,
	2009	2008
	(in thousands)
REVENUES
Product sales	$2,590	$5,690
Royalties	6,355	5,306
Revenues from product development agreements	3,053	3,560
License and other revenues	1,319	1,510

TOTAL REVENUES	13,317	16,066

EXPENSES
Cost of product sales	2,581	5,374
Cost of revenues from product development agreements	2,093	2,318
Product development and research	3,574	6,256
Selling, general and administrative	1,157	1,219

TOTAL EXPENSES	9,405	15,167

OPERATING INCOME (LOSS)	$3,912	$899

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

     Revenues from license agreements, included in “License and other revenues” above, consist primarily of $1.0 million recognized annually from a $10.0 million payment received in a July 2004 settlement of certain patent infringement disputes.
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
Other Income (Expense)
     Other income (expense) was $(10.6) million in fiscal 2009 compared to $8.1 million in fiscal year 2008. The change was principally due to increased interest expense reflecting a full year’s interest on our convertible senior notes of $14.5 million, a reduction in the level of investments and lower interest rates in fiscal 2009 (which reduced interest income by $1.8 million), foreign currency losses of $0.5 million, investment losses of $1.1 million reduced by insurance proceeds of $0.8 million in fiscal 2009.
Income Taxes
     Income tax expense was $1.5 million for fiscal year 2009 compared to $0.2 million in fiscal year 2008. The increase in tax expense is primarily related to taxes incurred for alternative minimum tax in the U.S. of $0.9 million, state taxes in the U.S. of $0.3 million and an increase in foreign income taxes in Germany and Mexico.

Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments, and borrowing available under our credit facility. We believe that cash, cash equivalents and investments and borrowing under our credit facility will be sufficient to meet our liquidity needs for our current operations and planned capital expenditures during the fiscal year. However, during fiscal year 2011 we intend to consider certain transactions to enhance our liquidity and address longer term capital needs, including maturity of our convertible notes and full implementation of our Technology Road map. At June 30, 2010, we had consolidated working capital of $276.4 million.
     As of June 30, 2010, we had $192.9 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, U.S. Government agency notes, auction rate certificates (“ARCs”), and auction rate securities rights. In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represent the entire portfolio of our ARCs). These auction rate securities rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. We currently classify the ARCs as short-term investments. On June 30, 2010, we elected to exercise our right to sell the remaining ARCs to UBS and liquidate our ARSRs. These transactions settled in July 2010.
     Our valuations of ARCs and ARSRs are based on unobservable inputs for which there is little or no market data and therefore require us to develop our own assumptions. For additional information about our judgments and assumption underlying our fair value measurements and details about the methodology and inputs used see Note 20 “Fair Value Measurements” to our Notes to the Consolidated Financial Statements and information about the sensitivity of our measurements in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Cash Flows
Year Ended June 30, 2010 Compared to Year Ended June 30, 2009
     Net cash (used in) provided by our operating activities was $(34.2) million in 2010 compared to $11.1 million in 2009. The decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $111.4 million offset by $66.1 million cash used for changes in net working capital, specifically due to inventory, accounts receivable and accounts payable.
     Net cash provided by (used in) investing activities was $70.9 million in 2010 as compared to $(440.5) million in 2009. This increase was principally due to reduced capital expenditures of $210.3 million, reduced investment purchases of $100.7 million, increased proceeds from maturities and sales of our investments of $225.7 million, offset by $14.2 million of developmental loans.
     Net cash (used in) provided by financing activities was $(15.3) million in 2010 compared to $0.9 million in 2009. This decrease was principally due to the $5.7 million repayment of the revolving credit facility and $8.0 million repayment of the convertible notes assumed as part of the SIT acquisition.
Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
     Net cash provided by our operating activities was $11.1 million in 2009 compared to $28.5 million in 2008. The operating cash flows in our United Solar Ovonic segment were negatively impacted by the change in working capital as we expand sales activities, extend payment terms to certain customers, develop project financing capabilities for new projects and fund our inventory and accounts receivable growth.

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
Short-term Borrowings
     We maintain a $30.0 million revolving line of credit to finance domestic activities and a separate $25.0 million revolving line of credit provided under the United States Export-Import Bank’s fast track working capital guarantee program to finance foreign activities. Availability of financing under the lines of credit will be determined a borrowing base comprised of domestic and foreign inventory and receivables, respectively. At June 30, 2010, there was approximately $17.7 million of available financing under the agreement based on the borrowing formula. At June 30, 2010, there were no outstanding borrowings on the line of credit. The credit facilities also contain an aggregate $10.0 million sub-limit for standby letters of credit, which count against the available financing described above and there were approximately $7.6 million of standby letters of credit outstanding at June 30, 2010. We are presently considering implementing alternative credit facilities to better meet our needs which may involve early termination of these lines.
Convertible Senior Notes
     Our Convertible Senior Notes (“Notes”) bear interest at a rate of 3.0% per year, payable on June 15 and December 15 of each year. If the Notes are not converted, they will mature on June 15, 2013. The Notes are only convertible prior to March 13, 2013 under specific circumstances involving the price of our common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of our common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of our common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. The applicable conversion rate will be subject to adjustments in certain circumstances. The Notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the Notes.
     In May 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 2,770,871 shares of our common stock in exchange for an aggregate of principal amount of $23.0 million held by the holders of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $4.3 million. During fiscal year 2011 we expect to consider additional debt-for-equity exchanges and other transactions to reduce the outstanding principal of our Notes prior to their maturity.

Off Balance Sheet Arrangements
     Our off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to 5 years. We incurred lease expense of $6.5 million, $4.7 million and $5.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.
Contractual Obligations
     We, in the ordinary course of business, enter into purchase commitments for certain raw materials and capital equipment. Our contractual obligations are as follows:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
	(in thousands)
Convertible senior notes	$293,250	$—	$293,250	$—	$—
Structured financing	12,260	604	1,286	1,386	8,984
Capital lease obligations	21,413	1,117	2,689	3,573	14,034
Interest on convertible senior notes, structured financing, and capital lease obligations	44,912	11,010	21,616	3,366	8,920
Operating leases	17,990	5,246	7,149	5,595	—
Purchase obligations	98,663	16,368	70,894	11,401	—

Total	$488,488	$34,345	$396,884	$25,321	$31,938

     We anticipate capital expenditures to be approximately $31.5 million during fiscal year 2011, primarily for projects included in the Technology Roadmap.
Significant Accounting Policies and Critical Accounting Estimates
     Our significant accounting policies are more fully described in Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.
     We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.
Inventory Reserves
     We evaluate the recoverability of our inventory based upon assumptions about anticipated customer demand and future market conditions. The key factors we consider when estimating our inventory reserve include historical sales, anticipated demand, expected sales price, market trends, product obsolescence, the effect new products might have on the sale of existing products and other factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Inventory reserves were $15.9 million and $12.9 million at June 30, 2010 and 2009, respectively.
Warranty Reserve
     We generally provide a 20-25 year product warranty on power output on all solar product sales. We estimate our warranty liability based on past experience of claims and claims paid as well as our engineering and laboratory tests of our product under different conditions and then apply that knowledge to the installed base of solar product sales. At June 30, 2010 and 2009, the Company had recorded a liability for future warranty claims of approximately $41.3 million and $5.9 million, respectively.
     For installed solar systems, we generally provide a 20-year roof membrane warranty, a 20-year power warranty and a 10-year warranty on inverters. In addition, we generally provide a 20-year product warranty on our building integrated photovoltaic (“BIPV”) product. Reserves for warranty costs are recognized at the date of sale of the relevant products, at management’s best estimate of the expenditure required to settle the liability, taking into account the specific arrangements of the transaction and past experience.
Allowance for Uncollectible Accounts
     We maintain an allowance for uncollectible accounts and consider a number of factors, when estimating the allowance including the length of time trade accounts receivable are past due, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and our knowledge of the customer and the customer’s business. The allowance for doubtful accounts was $1.8 million and $4.5 million at June 30, 2010 and 2009, respectively.
Accounting for Business Combinations
     We recorded all assets acquired and liabilities assumed, including goodwill and other intangible assets, at fair value as of the date of the acquisition. The determination of the fair values of assets acquired and liabilities assumed required us to make significant estimates and assumptions that are highly judgmental and affect our financial statements.
Valuation of Long-Lived Assets
     We periodically evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Our assessment utilizes quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with our business plan; however, actual cash flows in the future may differ significantly from those previously forecasted.

Share-Based Compensation
     We record the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.
     We use an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources.
     With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on our historical data for stock option forfeitures.
Impact of Recent Accounting Pronouncements
     See Note 1, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements and the impact on our financial statements.
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
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Item 1A “Risk Factors.” Factors you should consider that could cause these differences are:
•	the worldwide credit markets including sufficiency and availability of credit financing for solar projects and for our customers;

•	the impact of the current lack of credit financing capacity on our customer’s ability to meet their obligations to ECD and its subsidiaries;

•	the worldwide demand for electricity and the market for renewable energy, including solar energy;

•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

•	government subsidies and policies supporting renewable energy, including solar energy;

•	our expenses, sources of sales and international sales and operations;

•	future pricing of, and demand for, our solar laminates;

•	the performance, features, costs, and benefits of our solar laminates and plans for the enhancement of solar laminates;

•	our ability to maintain high standards of quality in our product;

•	the supply and price of components and raw materials;

•	our ability to expand our manufacturing capacity in a timely and cost-effective manner;

•	our ability to retain our current key executives, integrate new key executives and attract and retain other skilled managerial, engineering, sales and marketing personnel;

•	the viability of our intellectual property and our continued investment in research and development;

•	payments and other obligations resulting from the unfavorable resolution of legal proceedings;

•	changes in, or the failure to comply with, government regulations and environmental, health and safety requirements;

•	interest rate fluctuations and both our and our end-users’ ability to secure financing on commercially reasonable terms or at all;

•	general economic and business conditions, including those influenced by international and geopolitical events; and

•	ability to generate internal cash flow or arrange external financing for our anticipated capital expenditures and Technology Roadmap.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes and U.S. Government agency notes) represents funds held temporarily, pending use in our business and operations. We had $99.6 million of these investments as of June 30, 2010. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $1.1 million, as of June 30, 2010.
     Our Notes are subject to interest rate and market price risk due to the convertible feature of the Notes. Since the Notes are convertible to common stock, as the fair market value of our common stock increases, so will the fair market value of the Notes. Conversely, as the fair market value of our common stock decreases, the fair market value of the Notes will decrease as well. As interest rates rise, the fair market value of the Notes will decrease and as interest rates fall, the fair market value of the Notes will increase. At June 30, 2010, the estimated fair market value of our Notes was approximately $156.2 million. An increase or decrease in market interest rates of 1% would increase or decrease the fair value of our Notes by approximately $1.6 million.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars, which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. An increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.4 million.
     We recognized a net foreign currency transaction loss of $2.4 million and $0.6 million at June 30, 2010 and 2009, respectively.

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Conversion Devices, Inc.
     We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the table of contents under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Conversion Devices, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2010, which did not include an audit of internal control over financial reporting of Solar Integrated Technologies, Inc. which was acquired on August 19, 2009. Our audit was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2010 expressed an adverse opinion.
     As discussed in notes 1 and 14 to the consolidated financial statements, the Company changed its method for accounting for business combinations and convertible debt during the year ending June 30, 2010 as a result of the adoption of new accounting literature which was effective July 1, 2009.
/s/ GRANT THORNTON LLP
Southfield, Michigan
August 31, 2010

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2010	2009(1)	2008
Revenues
Product sales	$200,451	$294,992	$237,191
System sales	29,781	—	—
Royalties	7,984	6,355	5,306
Revenues from product development agreements	11,765	13,409	11,440
License and other revenues	4,435	1,537	1,924

Total Revenues	254,416	316,293	255,861
Expenses
Cost of product sales	203,510	208,375	174,075
Cost of system sales	33,087	—	—
Cost of revenues from product development agreements	9,399	9,507	7,257
Product development and research	11,347	8,986	9,906
Preproduction costs	305	5,409	6,920
Selling, general and administrative	66,797	58,902	51,252
Net loss on disposal of property, plant and equipment	1,108	2,287	1,116
Impairment loss	359,228	—	—
Restructuring charges	4,736	2,231	9,396

Total Expenses	689,517	295,697	259,922

Operating (Loss) Income	(435,101)	20,596	(4,061)
Other Income (Expense)
Interest income	1,331	5,226	7,019
Interest expense	(27,510)	(14,682)	(165)
Gain on debt extinguishment	4,294	—	—
Distribution from joint venture	1,309	—	—
Other nonoperating income (expense), net	(2,321)	(1,118)	1,216

Total Other Income (Expense)	(22,897)	(10,574)	8,070

(Loss) Income before Income Taxes and Equity Loss	(457,998)	10,022	4,009
Income tax (benefit) expense	(2,248)	1,475	156

(Loss) Income before Equity Loss	(455,750)	8,547	3,853
Equity loss	(259)	—	—

Net (Loss) Income	(456,009)	8,547	3,853
Net Loss Attributable to Noncontrolling Interest	(113)	—	—

Net (Loss) Income Attributable to ECD Shareholders	$(455,896)	$8,547	$3,853

(Loss) Earnings Per Share, Attributable to ECD Shareholders	$(10.72)	$0.20	$0.10

Diluted (Loss) Earnings Per Share, Attributable to ECD Shareholders	$(10.72)	$0.20	$0.09

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2010	2009(1)
ASSETS
Current Assets:
Cash and cash equivalents	$79,158	$56,379
Short-term investments	113,771	245,182
Accounts receivable, net	72,021	69,382
Inventories, net	61,495	74,266
Other current assets	27,237	4,897

Total Current Assets	353,682	450,106

Property, Plant and Equipment, net	301,056	614,330

Other Assets:
Restricted cash	11,749	—
Lease receivable, net	10,854	—
Other assets	10,980	11,661

Total Other Assets	33,583	11,661

Total Assets	$688,321	$1,076,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$56,035	$50,238
Current portion of warranty liability	12,125	5,917
Other current liabilities	9,130	3,506

Total Current Liabilities	77,290	59,661

Long-Term Liabilities:
Convertible senior notes	243,654	247,974
Capital lease obligations	20,296	21,412
Warranty liability	29,210	—
Other liabilities	19,872	9,701

Total Long-Term Liabilities	313,032	279,087

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 48,554,812 and 45,754,652 issued at June 30, 2010 and 2009, respectively	486	458
Additional paid-in capital	1,074,410	1,055,705
Treasury stock	(700)	(700)
Accumulated deficit	(772,514)	(316,618)
Accumulated other comprehensive loss, net	(3,570)	(1,496)

Total ECD stockholders’ equity	298,112	737,349
Accumulated deficit – noncontrolling interest	(113)	—

Total Stockholders’ Equity	297,999	737,349

Total Liabilities and Stockholders’ Equity	$688,321	$1,076,097

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2009(1)	2008
Cash flows from operating activities:
Net (loss) income	$(456,009)	$8,547	$3,853
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment loss	359,228	—	—
Depreciation and amortization	32,708	33,605	21,917
Amortization of debt discount and deferred financing fees	15,991	14,672	—
Share-based compensation	4,428	5,273	2,010
Gain on debt extinguishment	(4,294)	—	—
Other-than-temporary impairment of investment	—	1,002	—
Net loss on disposal of property, plant and equipment	1,258	2,287	1,116
Equity loss	259	—	—
Other	(180)	(597)	1,649
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	(8,538)	(17,376)	(16,947)
Inventories	35,283	(43,054)	7,582
Other assets	(8,634)	(7,054)	(1,168)
Accounts payable and accrued expenses	(7,201)	13,714	8,298
Other liabilities	1,525	70	200

Net cash (used in) provided by operating activities	(34,176)	11,089	28,510

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,992)	(242,257)	(117,335)
Acquisition of business, net of cash acquired	(2,088)	—	—
Investment in joint venture	—	(1,000)	—
Purchases of investments	(102,657)	(203,355)	(62,250)
Proceeds from maturities of investments	202,209	3,400	22,591
Proceeds from sale of investments	29,671	2,750	115,038
Proceeds from sale of property, plant and equipment	48	—	288
Development loans	(14,155)	—	—
Increase in restricted cash	(10,186)	—	—

Net cash provided by (used in) investing activities	70,850	(440,462)	(41,668)

Cash flows from financing activities:
Proceeds from convertible senior notes	—	—	306,762
Payments for deferred financing costs	—	—	(1,258)
Proceeds from common stock issuance	—	—	98,998
Principal payments under capitalized lease obligations and other debt	(1,549)	(1,054)	(1,144)
Repayment of revolving credit facility	(5,705)	—	—
Repayment of convertible notes	(8,000)	—	—
Increase in long-term customer deposits	—	—	680
Decrease in restricted investments	—	—	(273)
Proceeds from sale of stock and share-based compensation, net of expenses	—	1,966	13,482

Net cash (used in) provided by financing activities	(15,254)	912	417,247

Effect of exchange rate changes on cash and cash equivalents	1,359	348	(367)
Net increase (decrease) in cash and cash equivalents	22,779	(428,113)	403,722
Cash and cash equivalents at beginning of period	56,379	484,492	80,770

Cash and cash equivalents at end of period	$79,158	$56,379	$484,492

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock			Treasury Stock
								Accumulated Other
			Additional Paid In				Noncontrolling	Comprehensive	Total Shareholders’
	Number of Shares	Amount	Capital	Number of Shares	Amount	Accumulated Deficit	Interest	Income (Loss)	Equity

Balance at June 30, 2007	39,797	$398	$854,161	—	$—	$(329,018)	$—	$(33)	$525,508

Net income	—	—	—	—	—	3,853	—	—	3,853
Unrealized losses on investments, net	—	—	—	—	—	—	—	(2,210)	(2,210)
Foreign currency translation gains, net	—	—	—	—	—	—	—	77	77
Unrealized gains on derivative instruments	—	—	—	—	—	—	—	66	66

Comprehensive income	—	—	—	—	—	—	—	—	1,786
Share-based compensation expense, net of shares issued	873	9	16,311	—	—	—	—	—	16,320
Stock repurchases	—	—	—	(11)	(700)	—	—	—	(700)
Equity offering (net of expenses $6.2 million)	4,905	49	98,949	—	—	—	—	—	98,998

Balance at June 30, 2008	45,575	456	969,421	(11)	(700)	(325,165)	—	(2,100)	641,912

Net income(1)	—	—	—	—	—	8,547	—	—	8,547
Unrealized gain on investments, net	—	—	—	—	—	—	—	2,292	2,292
Foreign currency translation losses, net	—	—	—	—	—	—	—	(1,622)	(1,622)
Unrealized losses on derivative instruments	—	—	—	—	—	—	—	(66)	(66)

Comprehensive income	—	—	—	—	—	—	—	—	9,151
Equity component from issuance of convertible debt(1)	—	—	79,130	—	—	—	—	—	79,130
Share-based compensation expense, net of shares issued	180	2	7,168	—	—	—	—	—	7,170
Equity offering expenses	—	—	(14)	—	—	—	—	—	(14)

Balance at June 30, 2009	45,755	458	1,055,705	(11)	(700)	(316,618)	—	(1,496)	737,349

Net loss	—	—	—	—	—	(455,896)	—	—	(455,896)
Unrealized losses on investments, net	—	—	—	—	—	—	—	(469)	(469)
Foreign currency translation losses, net	—	—	—	—	—	—	—	(1,554)	(1,554)
Unrealized losses on derivative instruments	—	—	—	—	—	—	—	(51)	(51)

Comprehensive loss	—	—	—	—	—	—	—	—	(457,970)
Noncontrolling interest loss	—	—	—	—	—	—	(113)	—	(113)
Common stock issued in connection with convertible debt exchange	2,771	28	14,277	—	—	—	—	—	14,305
Share-based compensation expense, net of shares issued	29	—	4,428	—	—	—	—	—	4,428
Stock repurchases	—	—	—	(4)	—	—	—	—	—

Balance at June 30, 2010	48,555	$486	$1,074,410	(15)	$(700)	$(772,514)	$(113)	$(3,570)	$297,999

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
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
     The consolidated financial statements include the accounts of ECD and its 100%-owned subsidiaries United Solar Ovonic LLC and United Solar Ovonic Corporation (collectively referred to as “United Solar”), and its 93.6%-owned subsidiary Ovonic Battery Company, Inc. (“Ovonic Battery” or “OBC”) (collectively the “Company”). Beginning fiscal 2010, noncontrolling interests (previously minority interests) are reported below net (loss) income under the heading “Net Income (Loss) Attributable to Noncontrolling Interest” in the Company’s Consolidated Statements of Operations and shown as a component of equity in the Company’s Consolidated Balance Sheets.
     The Company has ownership interests in two joint ventures as discussed in Note 10 – Investment in Affiliates. The Company applies the equity method of accounting for investments in voting stock which give it the ability to exercise significant influence over operating and financial policies of the investee. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. However, each investment in voting stock is analyzed to determine if other factors are present, such as representation on the investee’s board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency, which may indicate the Company’s ability to exercise significant influence absent a voting stock ownership greater than 20%.
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
Foreign Currency Translation
     Assets and liabilities of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated at the average exchange rates during the period. Translation gains or losses are included in Accumulated Other Comprehensive Loss in the Stockholders’ Equity section of the Consolidated Balance Sheets and separately as a component of Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are included as a component of Other nonoperating income (expense), net in the Consolidated Statements of Operations. The Company recognized a net foreign exchange transaction loss of $2.4 million, $0.6 million and an insignificant amount for the years ended June 30, 2010, 2009 and 2008, respectively.
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
     The Company determines product delivery based on the stated shipping terms in the agreement and on the International Chamber of Commerce Official Rules for the Interpretation of Trade Terms (Incoterms 2000). The Company primarily sells solar products under Incoterms 2000 ex-works terms, meaning the right of possession and risk of loss are transferred to the buyer when the Company places the products at the disposal of the buyer. For these sales, the Company affirmatively notifies the buyer that the goods are available for the buyer’s disposal at the named place of delivery, at which point the Company recognizes the sale. The remainder of the Company’s products are generally sold under free on board (“FOB”) shipping point terms, meaning ownership and risk of loss are transferred to the buyer when the products are placed with the buyer’s carrier, at which point title transfers to the buyer and the Company recognizes the sale.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
System Sales
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
Product Development, Patents and Technology
     Product development and research costs are expensed as they are incurred and, as such, the Company’s investments in its technologies and patents are recorded at zero in its financial statements, regardless of their values. The technology investments are the basis by which the Company is able to enter into strategic alliances, joint ventures and license agreements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents
     Cash and cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. The Company had cash equivalents of $59.4 million and $45.4 million at June 30, 2010 and 2009, respectively.
Restricted Cash
     The Company’s secured credit facility requires the Company to maintain a minimum liquidity of $10.0 million at all times. Liquidity is defined as the sum of (a) cash, (b) the market value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing available under the domestic portion of the facility. The net amount of cash required to achieve $10.0 million in liquidity is considered “Restricted cash” on the Company’s Consolidated Balance Sheets. In addition, the Company has posted cash collateral for certain foreign exchange transactions.
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
Investments
     Investments with a maturity of greater than three months to one year from date of acquisition are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash, sold or consumed during one year. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as other comprehensive income as a separate component of shareholders’ equity. Trading

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
securities are carried at fair value, with unrealized holding gains and losses included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statements of Operations.
Accounts Receivable
     Trade accounts receivable are stated net of allowance for uncollectible accounts. When determining the allowance for uncollectible accounts, the Company evaluates the overall composition of the accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and our knowledge of the customer and the customer’s business. In addition, the Company will provide allowances for potential credit losses when necessary. In addition, one customer accounted for 38.6% of the total accounts receivable balance as of June 30, 2010 and no customer accounted for 10% or more of the total accounts receivable balance as of June 30, 2009.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the years ended June 30, 2010, 2009 and 2008, the Company incurred total interest costs of $28.1 million, $14.4 million and $2.9 million, respectively, of which $0.6 million, $3.5 million and $2.7 million, respectively, were capitalized.
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
     For installed solar systems, the Company generally provides a 20-year roof membrane warranty, a 20-year power warranty and a 10-year warranty on inverters. In addition, the Company generally provides a 20-year product warranty on its building integrated photovoltaic (“BIPV”) product. Reserves for warranty costs are recognized at the date of sale of the relevant products, at management’s best estimate of the expenditure required to settle the liability, taking into account the specific arrangements of the transaction and past experience.
Asset Retirement Obligations
     The Company recognizes the fair value of a liability for an asset retirement obligation in the period when a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as an asset and recognized as expense over the remaining useful life of the asset. The Company has recognized asset retirement obligations related to certain leased facilities which are near the end of their lease term and require the Company to return the facilities back to their original states at the end of the leases.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The Company records net deferred tax assets to the extent it believes that the realization of such assets is more likely than not to occur. In making such determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes or goodwill to the extent that the valuation allowance was established in purchase accounting.
Derivative Instruments
     The Company primarily enters into derivative financial instruments to manage its foreign currency risks. The Company accounts for these instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”) which requires companies to recognize derivatives as either assets or liabilities in the balance sheet at fair value. For derivative instruments that qualify as a hedge, the effective portion of changes in the fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portion of the change in fair value is recognized in current earnings.
Recent Accounting Pronouncements Not Yet Adopted
     The FASB amended Topic 810 “Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE), by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE only was required when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009 (effective July 1, 2010 for the Company). The Company does not believe the adoption of ASC 810 will have a material on its consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, ASU 2009-15 states that the loaned shares should be excluded

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. ASU 2009-15 is effective for all arrangements outstanding as of the fiscal year beginning on or after December 15, 2009, (effective July 1, 2010 for the Company) and retrospective application is required for all periods presented. In addition, ASU 2009-15 is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not believe the adoption of ASU 2009-15 will have a material impact on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. Upon adoption of the guidance the delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 (effective July 1, 2010 for the Company). The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
     In February 2010, the Company adopted the provisions of FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09’s amendment addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events. It requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 is effective on the date of issuance. The adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.
     In January 2010, the Company adopted the provisions of FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value” (“ASU 2010-06”). ASU 2010-06 adds new requirements for both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. Entities must disclose the amounts of, and reasons for, significant transfers between Level 1 and Level 2, as well as those into and out of Level 3, of the fair value hierarchy. Transfers into a level must be disclosed separately from transfers out of the level. Entities must also disclose and consistently follow their policy for when to recognize transfers into and out of the levels. ASU 2010-06 also amends the reconciliation of beginning and ending balances of Level 3 recurring fair value measurements. In periods after initial recognition an entity presents information about purchases, sales, issuances, and settlements for significant unobservable inputs (Level 3) on a gross basis rather than as a net number as previously required. For Level 2 and Level 3 measurements, an entity must disclose information about inputs and valuation techniques used in both recurring and nonrecurring fair value measurements. If a valuation technique changes an entity must disclose the change and the reason for it. In addition, fair value measurement disclosures must be presented by class

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of assets and liabilities. An entity must determine the appropriate classes requiring disclosure based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy, and the level of disaggregated information required by other U.S. GAAP for specific assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010 for the Company), except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years (effective July 1, 2011 for the Company). The adoption of ASU 2010-06 did not have any impact on the Company’s consolidated financial statements.
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
     On July 1, 2009, the Company adopted the provisions of FASB ASC 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). ASC 323 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 323 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009, the Company adopted the provisions of FASB ASC Subtopic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”), which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under FASB ASC 815, “Derivatives and Hedging.” The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2009, the Company adopted the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The adoption of ASC 260 did not have any impact on the Company’s consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On July 1, 2009, the Company adopted the provisions of FASB ASC 805, “Business Combinations,” (“ASC 805”) which retains the fundamental requirements in that the acquisition method of accounting (which previously was called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 retains the guidance for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of ASC 805 when it acquired SIT on August 19, 2009.
     On July 1, 2009, the Company adopted the provisions of FASB ASC 808, “Collaborative Arrangements,” (“ASC 808”) which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. ASC 808 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of ASC 808 did not have a material effect on the Company’s consolidated financial statements.
     On July 1, 2009, the Company adopted the provisions of FASB ASC 810, “Consolidation,” (“ASC 810”) specifically related to the noncontrolling interest in a subsidiary which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810 are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables summarize the effects of adopting ASC 470-20:

	Consolidated Statements of Operations
	for the Year Ended June 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Cost of product sales	$208,285	$90	$208,375
Total expenses	295,607	90	295,697
Operating income	20,686	(90)	20,596
Interest expense	(10,863)	(3,819)	(14,682)
Total other expense	(6,755)	(3,819)	(10,574)
Net income before income taxes	13,931	(3,909)	10,022
Net income	12,456	(3,909)	8,547
Earnings per share	0.29	(0.09)	0.20
Diluted earnings per share	0.29	(0.09)	0.20

	Consolidated Balance Sheets as of June 30, 2009
	As Previously
	Reported(1)	ASC 470-20	As Reported
		(in thousands)
Property, plant and equipment, net	$605,742	$8,588	$614,330
Other assets	13,330	(1,669)	11,661
Total assets	1,069,178	6,919	1,076,097
Accounts payable and accrued expenses	50,264	(26)	50,238
Total current liabilities	59,687	(26)	59,661
Convertible senior notes	316,250	(68,276)	247,974
Total long-term liabilities	347,363	(68,276)	279,087
Additional paid-in capital	976,575	79,130	1,055,705
Accumulated deficit	(312,709)	(3,909)	(316,618)
Total stockholders’ equity	662,128	75,221	737,349
Total liabilities and stockholders’ equity	1,069,178	6,919	1,076,097

(1)	The balance as previously reported for “Accounts payable and accrued expenses” above also includes (in thousands) “Salaries, wages and amounts withheld from employees” of $3,243, “Amounts due under incentive plans” of $694, and excludes “Warranty liability” of $5,917.

	Consolidated Statement of Cash Flows as of
	June 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net income	$12,456	$(3,909)	$8,547
Depreciation and amortization	33,515	90	33,605
Amortization of debt discount and deferred financing fees	—	14,672	14,672
Other assets	3,799	(10,853)	(7,054)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share attributable to ECD shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share attributable to ECD shareholders reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) attributable to ECD shareholders. The following table reconciles the numerator and denominator to calculate basic and diluted earnings (loss) per share attributable to ECD shareholders:

	Net Income
	(Loss)
	Attributable
	to ECD		Earnings
	Shareholders	Shares	(Loss) Per
	(Numerator)	(Denominator)	Share
	(in thousands, except per share amounts)
Year Ended June 30, 2010
Basic and Diluted	$(455,896)	42,533	$(10.72)

Year Ended June 30, 2009
Basic	$8,547	42,277	$0.20
Effect of dilutive securities:
Stock warrants	—	133	—
Stock options	—	301	—

Diluted	$8,547	42,711	$0.20

Year Ended June 30, 2008
Basic	$3,853	40,231	$0.10
Effect of dilutive securities:
Stock warrants	—	127	—
Stock options	—	780	(0.01)

Diluted	$3,853	41,138	$0.09

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
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. (See Note 14 — Long-Term Debt for additional information.) During the years ended June 30, 2010 and 2009, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Year Ended June 30,
	2010	2009	2008
	(in thousands)
Share-based payment arrangements	1,089	160	—
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Year Ended June 30,
	2010	2009	2008
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$11,833	$11,605	$2,842
Cash paid for income taxes	342	809	65
Increase (decrease) in accounts payable for capital expenditures	6,989	(4,439)	—
Non-cash transactions:
Auction rate securities rights	—	3,938	—
Capital lease obligations incurred to finance capital equipment	—	—	362
Note 4 — Acquisition
     On August 19, 2009, the Company acquired 100% of the outstanding common shares of SIT, a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The acquisition is an important element of the Company’s future growth plan as it transitions from manufacturing and selling a product to a company that provides complete solar solutions, project implementation and value-added services. The Company expects to enhance its downstream presence by combining its strengths as a product innovator with the proven

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
installation expertise and global footprint of SIT. The acquisition also strengthens and diversifies the Company’s business.
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations. The Company incurred $3.0 million of acquisition-related costs during the year ended June 30, 2010 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations.
Purchase Price Allocation
     The following table summarizes the final amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)
Cash	$9,180
Accounts receivable	9,962
Inventory	24,031
Other current assets	2,372
Long-term receivables	11,769
Property, plant and equipment	2,030
Other long-term assets	2,010
Identifiable intangible assets	2,780
Goodwill	35,299
Warranty liability	(38,548)
Current liabilities	(27,293)
Long-term liabilities	(21,913)

Total net assets acquired	$11,679

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statements of Operations had the acquisition date been July 1, 2009 or July 1, 2008 are as follows:

	Year Ended
	June 30,
	2010	2009
	(in thousands)
Actual Amounts
Revenues	$43,916	N/A
Net loss attributable to ECD shareholders	(57,821)	N/A

Pro Forma Information
Revenues	$259,310	$358,154
Net (loss) income attributable to ECD shareholders	(459,563)	(42,135)
(Loss) earnings per share	(10.80)	(1.00)
Diluted (loss) earnings per share	(10.80)	(1.00)
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

(in thousands)
Balance at June 30, 2009	$—
SIT acquisition	35,299
Foreign currency impact	54
Impairment loss	(35,353)

Balance at June 30, 2010	$—

     See Note 16 — Impairment Loss for additional information regarding the goodwill impairment.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
     In conjunction with the SIT acquisition, intangible assets with a fair value of $2.8 million were recorded including trade name intangible assets with an indefinite life of $1.1 million.
     Amortization expense was $0.5 million for the year ended June 30, 2010. See Note 16 — Impairment Loss for additional information regarding the intangible asset impairment. Intangible assets, net consisted of the following:

	June 30, 2010
	Gross	Accumulated	Impairment
	Value	Amortization	Loss	Net Value
	(in thousands)
Customer contracts	$842	$(379)	$(463)	$—
Proprietary processes	190	(13)	(177)	—
Order backlog	276	(129)	(147)	—

Total	$1,308	$(521)	$(787)	$—

Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2010
Corporate bonds	$89,935	$5	$(1,377)	$88,563
U.S. Government securities	11,001	4	—	11,005
Auction rate certificates	14,200	—	(1,731)	12,469
Auction rate securities rights	—	1,734	—	1,734

	$115,136	$1,743	$(3,108)	$113,771

June 30, 2009
Corporate bonds	$23,047	$—	$(1,037)	$22,010
U.S. Government securities	188,902	148	(10)	189,040
Auction rate certificates	34,250	—	(4,056)	30,194
Auction rate securities rights	—	3,938	—	3,938

	$246,199	$4,086	$(5,103)	$245,182

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	June 30,
	2010		2009
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
		(in thousands)
Due in less than one year	$38,586	$39,189	$211,949	$211,050
Due after one year through five years	76,550	74,582	34,250	34,132

	$115,136	$113,771	$246,199	$245,182

     The corporate bonds and U.S. government securities are classified as “available-for-sale”. At June 30, 2009, the Company held a corporate bond issued by Lehman Brothers with a cost of $1.1 million and an estimated fair value of $0.2 million. Because of the bankruptcy proceedings of Lehman Brothers and the decline in the market for their bonds, the Company recorded this decline in fair value as an other-than-temporary impairment, included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statement of Operations.
     Auction Rate Certificates (“ARCs”) represent securities with fixed maturity dates the interest rates which reset monthly. The Company’s ARCs are Student Loan Asset-Backed Securities guaranteed by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of the Company’s initial investment and through Jun 30, 2010, all of the Company’s ARCs are rated as AAA.
     The default interest rate on the ARCs, which applies in the absence of an active market for the ARCs, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARCs. The weighted average interest rate on the ARCs was 1.4% at June 30, 2010. Interest rates on the ARCs are capped between 12% and 18%.
     At June 30, 2010, the Company has valued these securities using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investments as a result of recently failed auctions (see Note 20 — Fair Value Measurements for a description of the model). This valuation resulted in an unrealized loss of $1.7 million and $4.1 million as of June 30, 2010 and 2009, respectively.
     In October 2008, the Company agreed to an offer from UBS AG (“UBS”) to sell at par value, at anytime from June 30, 2010 through July 2, 2012, the ARCs purchased from UBS (which represents the Company’s entire portfolio of ARCs). These Auction Rate Securities Rights (“ARSRs”), which are akin to a freestanding put option, are non-transferable and are not traded on any exchange. The Company has valued the ARSRs using a present value model (see Note 20 — Fair Value Measurements for a description of the model). Using this model, the Company has determined the fair value of the ARSRs to be $1.7 million at June 30, 2010.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The ARSRs also grants UBS the right to purchase the Company’s ARCs at par value at anytime without notice. As a result, the Company has classified the entire portfolio of ARCs as “trading securities” in short-term investments. On June 30, 2010, we elected to exercise our right to sell the remaining ARCs to UBS and liquidate our ARSRs. These transactions settled in July 2010.
Note 6 — Accounts Receivable
     Accounts Receivable consisted of the following:

	June 30,
	2010	2009
	(in thousands)
Billed
Trade	$62,796	$65,313
Related parties	269	271
Other	1,433	160

Subtotal	64,498	65,744
Unbilled
Royalties under license agreements	4,557	4,372
Government contracts	1,179	2,174
Government grants	1,866	593
Related parties	24	37
Other	1,660	943

Subtotal	9,286	8,119
Less allowance for uncollectible accounts	(1,763)	(4,481)

	$72,021	$69,382

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
Note 7 — Sales-Type Lease Receivables
     In conjunction with the SIT acquisition, the Company acquired sales-type lease receivables. In 2005 and 2006, SIT entered into Energy Services Agreements (“ESAs”) whereby customers agreed to pay SIT, on a monthly basis over a 20-year period, for the electricity generated from the BIPV roofing systems installed on their buildings. The customers pay for the energy produced by solar systems at a rate specified in each contract. SIT recorded a lease receivable to reflect the future stream of energy services payments from customers over the 20-year period.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Sales-type lease receivables consisted of the following:

June 30, 2010
(in thousands)
Total minimum lease payments receivable	$17,852
Less: Unearned income	(6,069)

Net investment in sales-type leases	$11,783

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of June 30, 2010 are as follows:

Fiscal Year	(in thousands)
2011	$994
2012	1,013
2013	1,034
2014	1,054
2015	1,075
Thereafter	12,668

$17,838

Note 8 — Inventories
     Inventories consisted of the following:

	June 30,
	2010	2009
	(in thousands)
Finished products	$27,690	$41,167
Work in process	13,905	19,247
Raw materials	19,900	13,852

	$61,495	$74,266

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $15.9 million and $12.9 million as of June 30, 2010 and 2009, respectively. During the first quarter of fiscal year 2010, the Company wrote off fully reserved inventory by reducing the work in process and corresponding inventory reserve balances by $6.1 million. A $3.3 million inventory reserve was assumed during the SIT acquisition.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Property, Plant and Equipment, Net
     Property, plant and equipment consisted of the following:

	June 30,
	2010	2009
	(in thousands)
Machinery and equipment	$187,546	$346,885
Machinery and equipment — under capital leases	305	339
Buildings and improvements	43,062	85,015
Buildings and improvements — under capital leases	9,993	25,900
Land	1,260	1,526
Construction in progress	122,276	252,394

Subtotal	364,442	712,059
Less accumulated depreciation and amortization	(63,386)	(97,729)

Total	$301,056	$614,330

     Accumulated amortization on assets under capital leases as of June 30, 2010 and 2009 was $6.7 million and $8.2 million respectively.
     See Note 16 — Impairment Loss for additional information regarding the property, plant and equipment impairment.
Note 10 — Investments in Affiliates
Ovonyx, Inc.
     Ovonyx, Inc. (“Ovonyx”) was formed in 1999 as a joint venture between the Company, Mr. Tyler Lowrey, Intel Capital, and other investors and the Company currently has a 38.6% ownership (or 32.4% on a fully diluted basis after giving effect to the potential exercise of stock options and warrants). Ovonyx was formed to commercialize the Company’s Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a basic, new type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off. As part of this joint venture arrangement, the Company has licensed all OUM and Ovonic Threshold Switch (“OTS”) technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. The Company has made cash investments of $1.5 million for the ownership interest. The Company initially applied the equity method of accounting for its investment in Ovonyx. The Company discontinued applying the equity method of accounting as the Company had written down its investment to zero as its respective share of the losses of this joint venture exceeded its investment and the Company has not guaranteed any obligations or committed to provide financial support to Ovonyx.
     In addition to its equity interest, the Company also receives 0.5% of the Ovonyx annual gross revenues which it recognizes as royalty revenue. Royalty revenue was insignificant for each of the years ended June 30, 2010, 2009 and 2008.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company recorded non-royalty revenue from Ovonyx of $0.2 million, $0.2 million and $0.3 million, respectively, for the years ended June 30, 2010, 2009 and 2008 representing services provided to this joint venture.
United Solar Ovonic Jinneng Limited
     United Solar Ovonic Jinneng Limited (“USO Jinneng” or the “entity”) was formed in September 2008 as a joint venture between United Solar Ovonic LLC (“USO”) and Tianjin Jinneng Investment Co. (“TJIC”) and gave the Company a 25% equity interest. The entity was organized under the laws of the People’s Republic of China (“PRC”) to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. TJIC owns the other 75% equity interest and has the right to appoint a majority of the entity’s board of directors. Profits and losses of the joint venture will be allocated based on the parties’ respective ownership percentages. The Company’s equity interest can be increased up to 51% if sales of 10MW of PV modules in the PRC for a full fiscal year are achieved. Such an increase would also require additional capital contributions and loan guarantees. The Company has not decided if it will increase its ownership percentage. Currently the Company has no additional funding requirements under the agreement. During the year ended June 30, 2009, the Company made initial cash investments totaling $1.0 million to the joint venture and provided $1.5 million in value in the form of royalty-free license technology for which no investment was recorded. The joint venture commenced operations in the fourth quarter of fiscal year 2010. The company applies the equity method of accounting for this investment and recognized an equity loss of $0.3 million and an insignificant amount for the years ended June 30, 2010 and 2009, respectively.
Note 11 — Liabilities
Warranty Liability
     The following is a summary of the changes in the product warranty liability during the years ended June 30, 2010, and 2009:

(in thousands)
Liability at June 30, 2009	$5,917
Liability assumed in SIT acquisition	38,548
Warranty expense	4,036
Warranty claims	(5,546)
Foreign currency impact	(1,620)

Liability at June 30, 2010	$41,335

Government Contracts, Reserves and Liabilities
     The Company’s contracts with the U.S. Government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s contracts, specifically its indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA challenged the allowability and the allocability of certain costs as well as the Company’s methodology for allocating independent research and development to its indirect cost pools. In May 2009, the Company received a determination letter from Department of Energy (“DOE”) on certain of these matters and in June 2010 the Company settled these matters. The Company has a reserve

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $1.0 million and $1.8 million at June 30, 2010 and 2009, respectively for its estimated obligation as a result of these audits and is included in “Accounts payable and accrued expenses” in the Company’s Consolidated Balance Sheets.
Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	June 30,
	2010	2009
	(in thousands)
Structured financing	$12,929	$—
Long-term retirement	1,663	1,894
Customer deposits	120	1,940
Deferred patent license fees	3,333	4,286
Deferred revenue and royalties	297	321
Rent payable	1,145	884
Other	385	376

	$19,872	$9,701

     See Note 14 — Long-Term Debt for additional information about the structured financing liability.
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
Note 12 — Employee Benefit Plans
     The Company has a qualified 401(k) Plan for substantially all U.S. employees of the Company. The Company contributions are voluntary and established as a percentage of each participant’s salary up to a certain amount per employee. The Company matched participants’ contributions at a rate of 100% of the first 3% of the participant’s compensation and 50% of the next 2% of the participant’s compensation. The Company’s matching contributions to the 401(k) Plan were $0.9 million, $1.6 million and $1.2 million for the years ended June 30, 2010, 2009 and 2008, respectively. In March 2010, the Company suspended matching contributions for all employees.
Note 13 — Derivative and Hedging Activities
     The Company is exposed in the normal course of business to foreign currency risks that affect the Company’s assets, financial position, results of operations, and cash flows. The Company uses forward contracts involving major currencies to hedge forecasted transactions. The Company does not use forward contracts for speculative or trading purposes. The Company entered into several forward

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contracts, certain of which are designated as cash flow hedges, to mitigate the risk associated with changes in exchange rates between the dollar and the Peso and the dollar and the Euro.
     The Company accounts for derivative financial instruments in accordance with ASC 810. Under ASC 810, the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheets as of June 30, 2010 was not significant. During fiscal year 2009 the Company settled all of its previous forward contracts and had no forward contracts as of June 30, 2009.
     During the fiscal year 2009 the Company reclassified approximately $0.6 million from accumulated other comprehensive income into earnings representing the ineffectiveness.
Note 14 — Long-Term Debt
Lines of Credit
     The Company’s secured credit facility, with an aggregate commitment of up to $55.0 million, pursuant to a Credit Agreement and a Fast Track Export Loan Agreement with JPMorgan Chase Bank, N.A. is comprised of two separate lines of credit, a $30.0 million line (the “Asset Based Revolver”) and a $25.0 million line (the “Ex-Im Revolver”). Both lines are secured by inventory and receivables of the Borrowers.
     The Company has two borrowing options — Alternate Base Rate borrowings and Eurodollar Rate borrowings. Interest on Alternate Base Rate advances is incurred at the prime rate less 1.00% and is payable monthly. Eurodollar advances are charged interest at LIBOR plus 1.25%. Eurodollar Rate advances pay interest upon repayment of the related borrowing. The interest rate on both Alternate Base Rate and Eurodollar borrowings automatically resets upon changes in the Company’s liquidity. At June 30, 2010 there was approximately $17.7 million of available financing under the agreement based on the borrowing formula.
     The credit facility has, among others, a financial covenant which requires the company to maintain a minimum liquidity of $10.0 million at all times. Liquidity is defined as the sum of (a) cash (b) the market value of cash equivalents, (c) liquid investment securities and (d) aggregate borrowing availability under the facility. The Company was in compliance with this and all other covenants at June 30, 2010.
     At June 30, 2010, there were no amounts outstanding on this credit facility. Letters of credit totaling $7.6 million had been issued against the facility as of June 30, 2010. Any amounts advanced under this credit facility are payable upon the expiration of the agreement in February 2013.
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
     On May 28, 2010, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 2,770,871 shares of its common stock in exchange for an aggregate principal amount of $23.0 million held by the holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $4.3 million.
     The Company adopted the provisions of ASC 470-20 on July 1, 2009, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). The Company estimated that the effective interest rate at the time of the offering for similar debt without the conversion feature was 9.9%. The effective interest rate for the years ended June 30, 2010 and 2009 was 10.4%. At June 30, 2010 and 2009, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.
     The net carrying amount of the Notes is as follows:

	June 30,	June 30,
	2010	2009
	(in thousands)
Outstanding principal	$293,250	$316,250
Less: unamortized discount	49,596	68,276

Net carrying amount	$243,654	$247,974

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The gross interest expense recognized is as follows:

	Year Ended June 30,
	2010	2009
	(in thousands)
Contractual interest	$9,043	$9,461
Amortization of discount	18,680	13,644
Amortization of debt issue costs	1,712	1,028

Gross interest expense recognized	$29,435	$24,133

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
     The aggregate maturities of long-term debt and capital lease obligations by year as of June 30, 2010 were as follows:

Year	Long-Term Debt	Capital Lease Obligations	Total
		(in thousands)
2011	$604	$1,117	$1,721
2012	630	1,278	1,908
2013	293,906	1,411	295,317
2014	683	1,647	2,330
2015	704	1,926	2,630
Thereafter	8,983	14,034	23,017

Total	$305,510	$21,413	$326,923

Note 15 — Commitments and Contingencies
Operating Leases
     The Company has operating lease agreements, principally for production, office and research facilities and equipment. These leases have terms ranging from a month-to-month basis to 5 years and, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements for the years ended June 30, 2010, 2009 and 2008 was approximately $6.5 million, $4.7 million and $5.0 million, respectively.
     Future minimum payments on obligations under noncancellable operating leases expiring in each of the five years subsequent to June 30, 2010 are as follows:

(in thousands)
2011	$5,246
2012	3,801
2013	3,348
2014	2,966
2015	2,629
Thereafter	—

Total	$17,990

Note 16 — Impairment Loss
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
     In connection with the December 2009 restructuring activities (see Note 18 — Restructuring Charges), the Company recognized an impairment loss of $1.3 million of which $1.1 million related to equipment and $0.2 million related to intangible assets which will no longer be utilized.
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
Note 17 — Royalties, Nonrefundable Advance Royalties and License Agreements
     The Company has business agreements with third parties and with related parties for which royalties and revenues are included in the Consolidated Statements of Operations.
     The Company deferred recognition of revenue in the amount of $0.2 million relating to nonrefundable advance royalty payments for both fiscal years ended June 30, 2010 and 2009.
     Fiscal years 2010, 2009 and 2008 included license fees of approximately $1.0 million resulting from the amortization over 10.5 years of the $10.0 million payment received in July 2004 in connection with a settlement of a patent infringement dispute with Panasonic EV Energy Co., Ltd. There were also new license agreements in 2009 and 2008, principally with new licensees in China.
Note 18 — Restructuring Charges
     The Company implemented an organizational restructuring in conjunction with the SIT acquisition in August 2009 and consolidated certain departmental functions within the organization. In December 2009 and June 2010, the Company incurred additional restructuring charges to better align operating expenses with near-term revenue expectations. The Company estimates that it will incur total restructuring costs of $4.7 million, all of which was recognized during the fiscal year ended June 30, 2010, and of which $4.5 million related to employee severance and $0.2 million related to equipment relocation costs. The restructuring is expected to be completed in fiscal 2011. The restructuring charges were primarily incurred in the United Solar Ovonic segment.
     The following summarizes activity in the Company’s restructuring reserve through June 30, 2010 and 2009.

	Employee-Related
	Expenses	Other Expenses	Total
		(in thousands)
Balance July 1, 2008	$1,086	$159	$1,245
Charges	986	1,245	2,231
Utilization or payment	(1,232)	(1,404)	(2,636)

Balance June 30, 2009	$840	$—	$840
Liability assumed in SIT acquisition	122	—	122
Charges	4,527	209	4,736
Utilization or payment	(2,178)	(209)	(2,387)

Balance June 30, 2010	$3,311	$—	$3,311

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 — Share-Based Compensation
     The Company records the fair value of share-based compensation grants as an expense. Total share-based compensation expense for the years ended June 30, 2010, 2009, and 2008 was $4.4 million, $5.3 million, and $2.0 million, respectively.
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
     The Company has Common Stock authorized for future issuance as follows:

	Number of Shares
	June 30, 2010	June 30, 2009
Stock options	1,463,245	1,508,204
Warrants	—	400,000
Convertible Investment Certificates	5,210	5,210

Total shares authorized	1,468,455	1,913,414

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted-average fair value of the options granted during the years ended June 30, 2010, 2009 and 2008 are estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Estimated fair value	$9.24	$35.43	$19.19
Assumptions
Dividend Yield	0%	0%	0%
Volatility %	73.47%	65.04%	61.40%
Risk-Free Interest Rate	3.13%	2.95%	4.02%
Expected Life	7.26 years	7.03 years	6.47 years
     A summary of the transactions during the fiscal years 2010, 2009 and 2008 with respect to the Company’s stock options is as follows:

			Aggregate
		Weighted	Intrinsic
		-Average	Value (1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2007	1,146,840	$18.58	$14,525
Granted	149,000	31.19
Exercised	(328,644)	16.30	13,844
Expired	(1,410)	35.13
Forfeited	(1,200)	50.16

Outstanding at June 30, 2008	964,586	21.24	50,541
Granted	94,870	56.00
Exercised	(158,166)	12.52	6,817
Expired	(3,190)	23.63
Forfeited	(3,596)	54.14

Outstanding at June 30, 2009	894,504	26.33	387
Granted	19,500	12.98
Exercised	—	—
Expired	(37,151)	36.38
Forfeited	(12,004)	65.09

Outstanding at June 30, 2010	864,849	$25.06	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below sets forth stock options exercisable during the three years ended June 30, 2010, 2009 and 2008:

		Weighted-		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value (1)	in Years
		(in thousands)
Exercisable at June 30, 2010	726,944	$22.75	$—	2.80

Exercisable at June 30, 2009	709,074	21.85	376	3.58

Exercisable at June 30, 2008	801,110	19.02	43,751	3.84

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of June 30, 2010, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Awards
     Restricted stock awards (“RSAs”) consist of shares of common stock the Company issued to employees and nonemployee directors. Upon issuance, RSAs become outstanding and have voting rights. The shares issued to employees are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The fair value of the RSAs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. The value of RSAs granted to employees is amortized over their three-year vesting period, while the value of RSAs granted to nonemployee directors is amortized over a two- to nine-year vesting period. In June 2008, 30,000 shares of restricted stock awards issued to the Company’s CEO became fully vested in accordance with the terms and conditions of this award. This accelerated vesting resulted in an additional expense of $0.6 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSAs awarded under the Stock Incentive Plans during the years ended June 30, 2010, 2009 and 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2007	23,352	$35.92
Awarded	99,266	28.88
Vested	—	—
Released from restriction	(32,784)	26.76

Nonvested at June 30, 2008	89,834	31.49
Awarded	26,500	43.03
Vested	—	—
Forfeited	(5,568)	35.92
Released from restriction	(13,348)	33.46

Nonvested at June 30, 2009	97,418	34.10
Awarded	13,290	9.58
Vested	—	—
Forfeited	(525)	9.58
Released from restriction	(8,515)	32.76

Nonvested at June 30, 2010	101,668	$31.14

     As of June 30, 2010, there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan, as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSUs awarded during the year ended June 30, 2010, 2009 and 2008 are as follows:

		Weighted
		-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2007	—	$—
Awarded	2,500	73.64
Vested	—	—

Nonvested at June 30, 2008	2,500	73.64
Awarded	208,428	52.70
Vested	(760)	76.74
Forfeited	(5,700)	60.49

Nonvested at June 30, 2009	204,468	52.63
Awarded	289,524	11.07
Vested	—	—
Forfeited	(73,372)	39.78
Exchanged	(95,234)	52.36
Released from restriction	(15,764)	20.13

Nonvested at June 30, 2010	309,622	18.57

     As of June 30, 2010, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended June 30, 2009 was insignificant.
Warrants
     As of June 30, 2009, the Company had outstanding warrants for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. These warrants are exercisable on or prior to March 10, 2010 at $22.93 per share. In March 2010, all outstanding warrants expired unexercised.
Note 20 — Fair Value Measurements
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At June 30, 2010, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The Company calculates the fair value of its derivative assets and liabilities using level 2 inputs of quoted currency forward rates. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheets as of June 30, 2010 was not significant. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $156.2 million as of June 30, 2010 using level 1 inputs.
     As described in Note 5 “Investments”, the Company’s investments in ARCs are not valued using a market model due to the recent absence of auctions. Each ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARCs from which to determine value. The valuation analyses utilized discount rates based on the reported rates for comparable securities (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARCs. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active markets for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (FFELP). The resulting discount rates used in the valuation analyses ranged from 2.9% to 6.1% based on the ARCs.
     The ARSRs are non-transferable and not traded on any exchange and the Company has elected to measure them using the fair value option. The ARSRs represents a guarantee of the par value of the ARCs, and the Company has valued the ARSRs using a present value model. In valuing the ARSRs, the Company calculated the present value of the difference between the par value of the ARCs and the current fair value of the ARCs. The present value model utilized a discount rate of 3.3%, which is a combination of the credit default swap rate risk of UBS at 2.1% and the rate on a U.S. Treasury interest rate swap of 0.8%. The sum of those rates was increased by an additional 10% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSRs are included in “Short-Term Investments” in the Company’s Consolidated Balance Sheets. On June 30, 2010, the Company exercised its right to sell the remaining ARCs to UBS and liquidate its ARSRs. These transactions settled in July 2010 (See Note 5 — Investments for additional information).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At June 30, 2010 and 2009, information about inputs into the fair value measurements of our assets that we make on a recurring basis is as follows:

	As of June 30, 2010
				Total Fair Value
	Fair Value Measurements at			and Carrying Value
	Reporting Date Using			on our Balance
	Level 1	Level 2	Level 3	Sheet
	(in thousands)
Auction rate certificates			$12,469	$12,469
Auction rate securities rights			1,734	1,734
Investments in corporate bonds	$88,563			88,563
Investments in U.S. government securities	11,005			11,005
Investments in money market funds	59,375			59,375

	As of June 30, 2009
				Total Fair Value
	Fair Value Measurements at			and Carrying Value
	Reporting Date Using			on our Balance
	Level 1	Level 2	Level 3	Sheet
	(in thousands)
Auction rate certificates			$30,194	$30,194
Auction rate securities rights			3,938	3,938
Investments in corporate bonds	$22,010			22,010
Investments in U.S. government securities	189,040			189,040
Investments in money market funds	45,411			45,411
     The following table presents the changes in Level 3 assets for the year ended June 30, 2010:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at July 1, 2009	$30,194	$3,938
Redeemed by UBS	(20,050)	—
Net gain (loss) recognized in earnings	2,325	(2,204)

Balance at June 30, 2010	$12,469	$1,734

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$219

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Net (loss) gains recognized in earnings are included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statements of Operations.
     In addition to the items that are measured at fair value on a recurring basis, the Company also measured certain assets at fair value on a nonrecurring basis. As a result of an impairment analysis, the Company recorded an impairment loss of $358.0 million to write its long-lived assets, including goodwill, down to fair value at March 31, 2010 (See Note 16 — Impairment Loss for additional information). The Company has determined that these fair value measurements rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.
     At March 31, 2010, information regarding the Company’s assets included in its United Solar Ovonic Segment that were measured at fair value on a nonrecurring basis is as follows:

Level 3
(in thousands)
Property, plant and equipment, net	$296,007
Goodwill	—
Intangible assets, net	—
Note 21 — Income Taxes
     The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1994 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.
     The Company’s income tax (benefit) expense consisted of the following:

	June 30, 2010	June 30, 2009
	(in thousands)
Federal Income Tax	$(2,598)	$858
State Income Tax	(44)	266
Foreign Income Tax	394	351

Total Income Taxes	$(2,248)	$1,475

     Tax expense primarily relates to foreign subsidiaries located in Mexico and Germany. The net tax benefit of $2.6 million primarily relates to the Company’s U.S. operations which recorded certain federal refundable research and development tax credits of $1.0 million, deferred tax benefits relating to the release of valuation allowance on the realizable portion of the current year net operating loss, which will be carried back to claim a refund of previously paid taxes totaling $1.1 million, and deferred tax benefits relating to the reversal of the deferred tax liability on indefinite-lived intangibles of $0.4 million.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2010	2009
	(in thousands)
Deferred tax assets:
Basis difference in intangibles	$9,885	$10,464
Net Operating Loss (“NOL”) carryforwards	138,849	95,539
Research & Development (“R&D”) credit carryforwards	8,021	812
Alternative Minimum Tax (“AMT”) credit carryforwards	1,968	2,222
Capital losses	663	—
Warranty reserve	11,470	—
Basis and depreciation differences of property	109,800	—
Employee stock options	10,655	—
All other	23,861	24,654

	315,172	133,691
Deferred tax liabilities:
Basis and depreciation differences of property	—	(2,424)
Convertible debt	(16,862)	—
All other	(544)	(732)

Net deferred tax asset	297,766	130,535
Valuation allowance	(296,681)	(130,535)

Net deferred tax asset	$1,085	$—

     The Company’s valuation allowance increased by $166.1 million and $1.8 million in fiscal year 2010 and 2009, respectively. The changes in the valuation allowance are mainly due to the addition of federal and state NOLs, R&D tax credits, impairment of long-lived assets and intangibles, as well as certain state deferred taxes.
     Included in the net operating loss deferred tax asset above are certain deferred tax assets attributable to excess stock option deductions. Due to a provision within ASC Topic 718 "Compensation — Stock Compensation” concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce current taxes payable.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At June 30, 2010, the Company’s remaining NOL carryforwards and tax credit carryforwards expire as follows:

	NOL Carryforward	R&D Credit Carryforward
	(in thousands)
2011	$—	$40
2012	16,511	14
2013	19,272	29
2014	—	42
2015	—	—
2016	—	—
2017	—	—
2018	—	—
2019	8,212	—
2020	10,170	—
2021	4,674	—
2022	24,353	—
2023	36,846	—
2024	71,840	—
2025	9,394	—
2026	64,629	—
2027	58,117	672
2028	9,248	—
2029	8,701	7,224
2030	66,412	—

Total	$408,379	$8,021

     In addition, the Company has $2.0 million in AMT Credit carryforwards that do not expire.
     Included within the Company’s NOLs of $408.4 million, are acquired NOLs of approximately $61.2 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service (“IRS”). The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     As of the end of fiscal 2010, a partial valuation allowance has been recorded against the Company’s net deferred tax assets of $297.8 million (consisting primarily of U.S. NOL carryforwards which expire in various amounts between 2012 and 2030, reserves and basis differences in fixed assets and intangible assets recognized for book purposes and not tax purposes).
     In assessing whether or not the deferred tax assets are realizable the Company considers both positive and negative evidence using a more likely than not standard when measuring the need for a valuation allowance. In making such judgments, significant weight is given to evidence that can be objectively

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
verified, including the ability to demonstrate recent cumulative profitability over the past several years. Future realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expected reversal of the deferred tax assets, including loss carryforwards. In addition, the expiration dates of tax attribute carryforwards need to be evaluated.
     At June 30, 2010, the Company recorded a net deferred tax asset of $1.1 million resulting from the release of valuation allowance on the realizable portion of its net deferred tax assets. A valuation allowance has been recorded on its remaining net deferred tax assets of $296.7 million. The amount of the deferred tax asset considered realizable could be significantly increased in the near term if the Company generates positive pretax income. The Company will forecast its ability to generate sufficient positive pre-tax income based on the most objective information available, including current market conditions for the Company’s product and the Company’s sales backlog, in order to assess whether it is more likely than not that the deferred tax assets will be realizable in the future.
Note 22 — Tax Benefits Preservation Plan
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23 — Variable Interest Entity
     A variable interest entity (“VIE”) is an entity that by design has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. If one entity will absorb a majority of the VIE’s expected losses and another entity will receive a majority of the VIE’s expected residual returns, the entity absorbing the losses shall consolidate the VIE. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets.
     In 2010, the Company entered into a development loan agreement and a development services agreement with Winch Energia S.R.L. and its affiliates (collectively, “Winch”) whereby it would fund Winch’s acquisition of development rights for solar installation projects in Italy and France. As part of these agreements, the Company provides Winch with the funding necessary to procure the development rights and defray third party development expenditures through the time permanent financing is obtained. The Company will also procure the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey EPC contractor, who will install the solar modules procured by the Company. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch. As of June 30, 2010 the balance of the outstanding loan was $14.2 million. The loan bears interest at 5% per annum and the Company will also receive a fee equivalent to a 10% annual interest rate on the outstanding borrowings under the loan as compensation for services provided to support the development of the projects. These amounts are payable upon maturity of the development loan.
     The Company determined Winch was a VIE because its equity investment at risk is insufficient to permit it to finance its activities without additional financial support. As a result of a qualitative and quantitative analysis of Winch, the Company determined it was the primary beneficiary of the VIE because it is expected to absorb a majority of Winch’s expected losses. Although the Company is the primary beneficiary, Winch has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the year ended June 30, 2010. The Winch VIE had assets of $14.2 million and an insignificant amount of liabilities (other than amounts owed to the Company).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24 — Business Segments
     The Company has two segments, United Solar Ovonic and Ovonic Materials. The Company includes SIT in its United Solar Ovonic segment.
     The following table lists the Company’s segment information and reconciliation to the amounts in the Company’s consolidated financial statements. The grouping “Corporate and Other” below does not meet the definition of a segment as it contains the Company’s headquarter costs, consolidating entries, and the Company’s investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
	(in thousands)
Year Ended June 30, 2010
Revenues	$237,437	$16,810	$169	$254,416
Depreciation and amortization	31,557	239	912	32,708
Operating (loss) income	(418,001)	8,666	(25,766)	(435,101)

Year Ended June 30, 2009
Revenues	302,758	13,317	218	316,293
Depreciation and amortization	32,557	296	752	33,605
Operating income (loss)	44,447	3,912	(27,763)	20,596

Year Ended June 30, 2008
Revenues	239,398	16,066	397	255,861
Depreciation and amortization	20,862	330	725	21,917
Operating income (loss)	31,644	899	(36,604)	(4,061)

As of June 30, 2010
Capital expenditures	31,992	—	—	31,992
Total assets	530,554	6,442	151,325	688,321

As of June 30, 2009
Capital expenditures	242,094	—	163	242,257
Total assets	793,344	6,329	276,424	1,076,097

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents revenues by country based on the invoicing location of the customer:

	Year Ended June 30,
	2010	2009	2008
	(in thousands)
Italy	$94,976	$66,859	$25,758
United States	40,473	82,564	119,424
Spain	29,493	1,694	2,850
France	27,344	69,282	32,661
Germany	22,860	60,254	39,012
Belgium	18,420	—	—
Japan	10,159	6,244	5,396
China	3,462	406	1,693
Hong Kong	3,035	3,364	6,087
South Korea	1,876	6,410	17,646
Switzerland	513	16,704	—
Other Countries	1,805	2,512	5,334

	$254,416	$316,293	$255,861

     The Company’s property, plant and equipment, net of accumulated depreciation, is located principally in the United States.
     The following table presents major customers as a percentage of total Company revenues:

		Year Ended June 30,
Significant Customer	Segment	2010	2009	2008
Enel Green Power	United Solar Ovonic	20%	—	—
EDF En Development	United Solar Ovonic	*	12%	*
Solar Integrated Technologies**	United Solar Ovonic	—	*	21%
Advanced Green Technologies	United Solar Ovonic	*	*	11%

*	denotes less than 10% during the period

**	acquired by the Company on August 19, 2009
Note 25 — Litigation
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 26 — Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except for per share amounts)
Year ended June 30, 2010
Revenues	$42,944	$52,912	$72,406	$86,154	$254,416
Operating (Loss)	(8,278)	(32,202)	(377,113)	(17,508)	(435,101)
Net (Loss) Attributable to ECD Shareholders	(11,766)	(39,005)	(384,846)	(20,279)	(455,896)
(Loss) Per Share, Attributable to ECD Shareholders	(0.28)	(0.92)	(9.10)	(0.48)	(10.72)
Diluted (Loss) Per Share, Attributable to ECD Shareholders	(0.28)	(0.92)	(9.10)	(0.48)	(10.72)
Year ended June 30, 2009
Revenues	$95,765	$103,107	$66,006	$51,415	$316,293
Operating Income (Loss)	13,760	15,901	3,957	(13,022)	20,596
Net Income (Loss) Attributable to ECD Shareholders	11,817	13,045	1,258	(17,573)	8,547
Income (Loss) Per Share, Attributable to ECD Shareholders	0.28	0.31	0.03	(0.42)	0.20
Diluted Income (Loss) Per Share, Attributable to ECD Shareholders	0.27	0.31	0.03	(0.41)	0.20

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A: Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness in inventory accounting, the Company’s disclosure controls and procedures were not effective.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, the Company has excluded Solar Integrated Technologies, Inc. (“SIT”) from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. SIT constituted 10% of the Company’s total assets as of June 30, 2010 and 17% of the Company’s total revenues for the fiscal year end June 30, 2010. Management did not assess the effectiveness of internal control over financial reporting of SIT because of the timing of the acquisition, which was completed on August 19, 2009.

     Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. A “material weakness” is a deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management determined that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective as a result of the following material weakness:
•	The Company utilizes a standard cost model to record inventory movements and periodically adjusts its inventory to actual costs. The control ensuring the accuracy of the adjustment to value inventory at actual cost in the financial statements did not operate effectively. The failure of this control results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Inventory
     As of June 30, 2010 this material weakness had not been remediated, however management performed more detailed procedures to ensure the value reported in the financial statements was fairly presented. The Company has begun implementing plans and will continue its efforts to remediate the material weakness regarding valuation of its inventory accounts and believes that it will remediate this material weakness by implementing the following remediation activities by the end of calendar year 2010.
•	Simplification of the accounting for standard cost and cost variances.

•	Automation of the calculation in the general ledger, to the largest extent possible.

•	More thorough review by management of results of the valuation adjustment.
     Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears herein.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Energy Conversion Devices, Inc.
     We have audited Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Energy Conversion Devices, Inc. and subsidiaries’ internal control over financial reporting does not include internal control over financial reporting of Solar Integrated Technologies, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 10 and 17 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2010. As indicated in Management’s Report, Solar Integrated Technologies, Inc. was acquired during 2010 and therefore, management’s assertion on the effectiveness of Energy Conversion Devices, Inc. and subsidiaries’ internal control over financial reporting excluded internal control over financial reporting of Solar Integrated Technologies, Inc.
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
     A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following weakness has been identified and included in management’s assessment.
     The Company utilizes a standard cost model to record inventory movements and periodically adjusts its inventory to actual costs. The control ensuring the accuracy of the adjustment to value inventory at actual cost in the financial statements did not operate effectively. The failure of this control results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Energy Conversion Devices, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows and financial statement schedule for each of the three years in the period ended June 30, 2010. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated August 31, 2010, which expressed an unqualified opinion on those financial statements
/s/ GRANT THORNTON LLP
Southfield, Michigan
August 31, 2010
Item 9B: Other Information
Not applicable.

PART III
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III is omitted from this Report on Form 10-K and is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 16, 2010 (the “2010 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed not later than 120 days after the end of the fiscal year covered by this Report.
Item 10: Directors, Executive Officers and Corporate Governance
     The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2010 Proxy Statement is incorporated herein by reference.
     The information regarding our Audit Committee, including the members of our Audit Committee and audit committee financial experts, set forth in the section entitled “Corporate Governance and Board Matters” contained in our 2010 Proxy Statement is incorporated herein by reference.
     The charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Finance Committee are available in the “Corporate Information – Corporate Governance” section of our website at www.energyconversiondevices.com and are available to any stockholder upon request to the Corporate Secretary. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
     We have adopted a Code of Business Conduct that applies to all employees, including our chief executive officer and chief financial officer, and directors. A copy of the Code of Business Conduct is available in the “Corporate Information – Corporate Governance” section of our website at www.energyconversiondevices.com.
Item 11: Executive Compensation
     The information required to be furnished pursuant to this Item will be included under “Compensation of Directors,” “Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Tables,” in the 2010 Proxy Statement and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item concerning equity compensation plan information will be included under “Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference.
     The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be included under “Security Ownership of Management and Certain Beneficial Owners” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence
     The information concerning certain relationships and related transactions will be included under “Transactions with Related Persons” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the 2010 Proxy Statement and is incorporated herein by reference.
Item 14: Principal Accounting Fees and Services
     The information required by this Item will be included under “Independent Registered Public Accounting Firm Fees” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15: Exhibits, Financial Statement Schedules
Other financial statements and financial statement schedules are omitted (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.
     3. Exhibits (including those incorporated by reference):

Reference
3.1	Restated Certificate of Incorporation filed September 29, 1967	(a)

3.2	Certificate of Amendment to Certificate of Incorporation filed March 25, 1999 extending voting rights of the Company’s Class A Common Stock, increasing the authorized capital stock of the Company’s Common Stock to 20,930,000 shares, and authorizing 430,000 shares of Class B Common Stock	(b)

3.3	Certificate of Amendment to Certificate of Incorporation filed March 18, 2004, increasing the number of authorized shares from 30,000,000 to 50,000,000	(c)

3.4	Certificate of Amendment to Certificate of Incorporation filed December 8, 2006, increasing the number of authorized shares from 50,000,000 to 100,000,000	(d)

3.5	Amended and Restated Certificate of Incorporation filed January 8, 2008	(e)

3.6	Bylaws in effect as of October 11, 2007	(f)

4.1	Form of Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee	(g)

Reference
4.2	Form of First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	(g)

4.3	Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee	(h)

4.4	First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee	(h)

10.1	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan	(i)

10.2	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan	(j)

10.3	Restricted Stock Agreement and Stock Option Agreement dated as of January 15, 1999 between the Company and Robert C. Stempel	(k)

10.4	Amended and Restated Operating Agreement of Cobasys LLC dated as of December 2, 2004 by and between ChevronTexaco Technology Ventures LLC and Ovonic Battery Company, Inc.	(l)

10.5	Energy Conversion Devices, Inc. 2006 Stock Incentive Plan	(m)

10.6	Energy Conversion Devices, Inc. Executive Severance Plan effective July 24, 2007	(n)

10.7	Form of Severance Plan Participation Agreement	(o)

10.8	Energy Conversion Devices, Inc. Annual Incentive Plan	(p)

10.9	Form of Stock Option Agreement	(q)

10.10	Form of Restricted Stock Agreement	(r)

10.11	Offer Letter dated July 25, 2007 between Energy Conversion Devices, Inc. and Mark D. Morelli	(s)

10.12	Letter Agreement dated August 23, 2007 among Stanford R. Ovshinsky, Energy Conversion Devices, Inc. and Ovonic Battery Company	(t)

10.13	Letter Agreement dated August 31, 2007 between Robert C. Stempel and Energy Conversion Devices, Inc.	(u)

10.14	Revised Separation Agreement with executive officer effective December 31, 2007	(v)

Reference
10.15	Revised Separation Agreement with executive officer effective March 31, 2008	(w)

10.16	Share Lending Agreement dated as of June 18, 2008 among Energy Conversion Devices, Inc. and Credit Suisse International and Credit Suisse Securities (USA) LLC	(g)

10.17	Form of Restricted Stock Unit	(x)

10.18	Offer Letter dated July 16, 2008 between Energy Conversion Devices, Inc. and Harry W. Zike	(y)

10.19	Revised Separation Agreement with Executive Officer effective August 31, 2008 (portions of the agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2)	(z)

10.20	Amendment No. 1 to 2006 Stock Incentive Plan	(aa)

10.21	Form of Performance Share Award Agreement pursuant to the Energy Conversion Devices, Inc. 2006 Stock Incentive Plan, as amended	(bb)

10.22	Amended Executive Severance Plan	(cc)

10.23	Form of Restricted Stock Unit Award Agreement	(dd)

10.24	Termination Agreement dated as of July 13, 2009 by and among Ovonic Battery Company, Inc., Energy Conversion Devices, Inc. and Chevron Technology Ventures LLC	(ee)

10.25	Agreement and Plan of Merger entered into by Energy Conversion Devices, Inc. and Solar Integrated Technologies dated July 21, 2009	(ff)

21.1	List of all direct and indirect subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Notes to Exhibit List

(a)	Filed as Exhibit 2-A to the Company’s Form 8-A and incorporated herein by reference.

(b)	Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

(c)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(d)	Filed with the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.

(e)	Filed with the Company’s Proxy Statement dated October 29, 2007 and incorporated herein by reference.

(f)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference.

(g)	Filed as Exhibits 4.1, 4.2 and 10.18 to the Company’s Current Report on Form 8-K dated June 19, 2008 and incorporated herein by reference.

(h)	Filed as Exhibits 4.3 and 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008

(i)	Filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(j)	Filed as Exhibit A to the Company’s Proxy Notice and Statement dated January 19, 2001 and incorporated herein by reference.

(k)	Filed as Exhibits B, C and D, respectively, to the Company’s Proxy Notice and Statement dated February 23, 1999 and incorporated herein by reference.

(l)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.

(m)	Filed as Exhibit A to the Company’s Proxy Statement dated October 12, 2006 and incorporated herein by reference.

(n)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(o)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(p)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(q)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(r)	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 30, 2007 and incorporated herein by reference.

(s)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2007 and incorporated herein by reference.

(t)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2007 and incorporated herein by reference.

(u)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2007 and incorporated herein by reference.

(v)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(w)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(x)	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(y)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2008 and incorporated herein by reference.

(z)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference

(aa)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(bb)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(cc)	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(dd)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference

(ee)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2009 and incorporated herein by reference.

(ff)	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to Costs	Charged to Other			Balance at End of
	Beginning of Period	and Expenses	Accounts		Deductions	Period
			(in thousands)
June 30, 2010
Allowance for uncollectible accounts	4,481	462	—		(3,180)	1,763
Reserve for losses on government contracts	1,761	—	—		(809)	952
Reserve for inventory obsolescence	12,901	11,721	3,267	(a)	(12,007)	15,882
Reserve for warranty	5,917	4,036	38,548	(a)	(7,166)	41,335
Valuation allowance for deferred taxes	130,535	150,811	16,420	(a)	(1,085)	296,681

June 30, 2009
Allowance for uncollectible accounts	825	3,692	—		(36)	4,481
Reserve for losses on government contracts	1,851	—	—		(90)	1,761
Reserve for inventory obsolescence	4,790	8,111	—		—	12,901
Reserve for warranty	1,499	5,680	—		(1,262)	5,917
Valuation allowance for deferred taxes	128,757	4,934	—		(3,156)	130,535

June 30, 2008
Allowance for uncollectible accounts	538	868	6		(587)	825
Reserve for losses on government contracts	1,899	158	—		(206)	1,851
Reserve for inventory obsolescence	1,870	3,059	—		(139)	4,790
Reserve for warranty	1,325	391	—		(217)	1,499
Valuation allowance for deferred taxes	129,571	4,934	—		(5,748)	128,757

(a)	Addition related to balances assumed in the SIT acquisition and was charged to goodwill.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
August 31, 2010	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer

/s/ Mark D. Morelli Mark D. Morelli	President, Chief Executive Officer and Director (Principal Executive Officer)	August 31, 2010

/s/ William C. Andrews William C. Andrews	Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2010

/s/ Joseph A. Avila	Director	August 31, 2010
Joseph A. Avila

/s/ Alan E. Barton	Director	August 31, 2010
Alan E. Barton

/s/ Christopher P. Belden	Director	August 31, 2010
Christopher P. Belden

/s/ Robert I. Frey	Director	August 31, 2010
Robert I. Frey

/s/ William J. Ketelhut	Director	August 31, 2010
William J. Ketelhut

/s/ Stephen Rabinowitz	Director	August 31, 2010
Stephen Rabinowitz

/s/ George A. Schreiber, Jr.	Director	August 31, 2010
George A. Schreiber, Jr.