Form 10-Q
period 2010-09-30
ENERGY CONVERSION DEVICES INC
filed 2010-11-09
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☐
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
    As of November 4, 2010, there were 49,835,935 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009 (1)
Revenues
Product sales	$53,397	$34,143
System sales	11,650	2,567
Royalties	2,115	1,959
Revenues from product development agreements	827	3,991
License and other revenues	408	284

Total Revenues	68,397	42,944
Expenses
Cost of product sales	45,016	24,107
Cost of system sales	10,555	3,726
Cost of revenues from product development agreements	329	3,281
Product development and research	2,399	2,245
Preproduction costs	64	10
Selling, general and administrative	17,644	16,202
Net (gain) loss on disposal of property, plant and equipment	(76)	974
Restructuring charges	491	677

Total Expenses	76,422	51,222

Operating Loss	(8,025)	(8,278)
Other Income (Expense)
Interest income	344	292
Interest expense	(6,986)	(7,170)
Gain on debt extinguishment	1,189	—
Distribution from joint venture	—	1,309
Other nonoperating income, net	132	885

Total Other Income (Expense)	(5,321)	(4,684)

Loss before Income Taxes and Equity Loss	(13,346)	(12,962)
Income tax expense (benefit)	155	(915)

Loss before Equity Loss	(13,501)	(12,047)
Equity loss	(34)	—

Net Loss	(13,535)	(12,047)
Net Loss Attributable to Noncontrolling Interest	(79)	(74)

Net Loss Attributable to ECD Stockholders’	$(13,456)	$(11,973)

Loss Per Share, Attributable to ECD Stockholders’	$(0.29)	$(0.28)

Diluted Loss Per Share, Attributable to ECD Stockholders’	$(0.29)	$(0.28)

(1) As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2010	2010 (1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,963	$79,158
Short-term investments	125,369	113,771
Accounts receivable, net	58,366	72,021
Inventories, net	63,596	61,495
Other current assets	33,321	27,237

Total Current Assets	349,615	353,682

Property, Plant and Equipment, net	303,296	301,056

Other Assets:
Restricted cash	12,157	11,749
Lease receivable, net	10,592	10,854
Other assets	13,727	14,606

Total Other Assets	36,476	37,209

Total Assets	$689,387	$691,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$60,383	$56,035
Current portion of warranty liability	11,166	12,125
Other current liabilities	10,523	9,130

Total Current Liabilities	82,072	77,290

Long-Term Liabilities:
Convertible senior notes	239,645	243,654
Capital lease obligations	19,988	20,296
Warranty liability	30,952	29,210
Other liabilities	19,268	19,872

Total Long-Term Liabilities	309,853	313,032

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 100 million shares authorized, 49,863,710 and 48,554,812 issued at September 30, 2010 and June 30, 2010, respectively	499	486
Additional paid-in capital	1,087,005	1,079,910
Treasury stock	(700)	(700)
Accumulated deficit	(787,844)	(774,388)
Accumulated other comprehensive loss, net	(1,306)	(3,570)

Total ECD stockholders’ equity	297,654	301,738
Accumulated deficit — noncontrolling interest	(192)	(113)

Total Stockholders’ Equity	297,462	301,625

Total Liabilities and Stockholders’ Equity	$689,387	$691,947

(1) As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2010	2009 (1)
Cash flows from operating activities:
Net loss	$(13,535)	$(12,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,409	8,892
Amortization of debt discount and deferred financing fees	4,242	4,115
Share-based compensation	881	1,051
Gain on debt extinguishment	(1,189)	—
Net (gain) loss on disposal of property, plant and equipment	(76)	974
Equity loss	34	—
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	14,350	8,924
Inventories	(868)	(29,880)
Other assets	(229)	446
Accounts payable and accrued expenses	9,410	(7,442)
Other liabilities	769	(954)

Net cash provided by (used in) operating activities	19,198	(25,921)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,068)	(12,157)
Acquisition of business, net of cash acquired	—	(2,088)
Purchases of investments	(45,478)	—
Proceeds from maturities of investments	14,200	34,069
Proceeds from sale of investments	19,259	9,771
Proceeds from sale of property, plant and equipment	126	—
Development loans	(3,275)	—
Increase in restricted cash	(408)	—

Net cash (used in) provided by investing activities	(27,644)	29,595

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(426)	(174)
Repayment of revolving credit facility	—	(5,705)

Net cash used in financing activities	(426)	(5,879)

Effect of exchange rate changes on cash and cash equivalents	(1,323)	233
Net decrease in cash and cash equivalents	(10,195)	(1,972)
Cash and cash equivalents at beginning of period	79,158	56,379

Cash and cash equivalents at end of period	$68,963	$54,407

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”).
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the three months ended September 30, 2010 and 2009, the Company incurred total interest costs of $7.3 million and $7.1 million, respectively, of which $0.3 million and $0.1 million, respectively, were capitalized.
General
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and have not materially changed as of the date of this Report with the exception of the following:
Restricted Cash
     In September 2010, the Company entered into a letter of credit facility, which requires cash collateral equal to 102% of any exposure under letters of credit issued under the facility. Such collateral is recorded as restricted cash on the Company’s Consolidated Balance Sheets.
Revenues from Product Development Agreements
     In July 2010, the Company began recording research and development cost sharing arrangements as research and development expense as incurred. The amounts funded by the customer will be recognized as an offset to the aggregate research and development expense rather than as contract revenues.
Recently Adopted Accounting Pronouncements
     On July 1, 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which amends Topic 810 “Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE), by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE only was required when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2010, the Company adopted FASB Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. Upon adoption of the guidance the delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have any impact on the Company’s consolidated financial statements.
     On July 1, 2010, the Company adopted the FASB ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”), which amends ASC 470-20 clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, ASU 2009-15 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. The amended provisions of ASC 470-20 is effective for all arrangements outstanding as of the fiscal year beginning on or after December 15, 2009, and retrospective application is required for all periods presented. In addition, ASC 470-20 is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statement of Operations for the
	Three Months Ended September 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
	(in thousands, except per share amounts)
Interest expense	$(6,963)	$(207)	$(7,170)
Total Other Income (Expense)	(4,477)	(207)	(4,684)
Net Loss before Income Taxes	(12,755)	(207)	(12,962)
Net Loss	(11,840)	(207)	(12,047)
Net loss attributable to ECD Stockholders’	(11,766)	(207)	(11,973)
Loss per share	(0.28)	—	(0.28)
Diluted loss per share	(0.28)	—	(0.28)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
	(in thousands)
Other assets	$10,980	$3,626	$14,606
Total assets	688,321	3,626	691,947
Additional paid-in capital	1,074,410	5,500	1,079,910
Accumulated deficit	(772,514)	(1,874)	(774,388)
Total ECD stockholders’ equity	298,112	3,626	301,738
Total stockholders’ equity	297,999	3,626	301,625
Total liabilities and stockholders’ equity	688,321	3,626	691,947

	Consolidated Statement of Cash Flows for the
	Three Months Ended September 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
	(in thousands)
Net loss	$(11,840)	$(207)	$(12,047)
Amortization of debt discount and deferred financing fees	3,908	207	4,115
Note 2 — Loss Per Share
     Basic loss per common share attributable to ECD stockholders’ is computed by dividing the net loss attributable to ECD stockholders’ by the weighted average number of common shares outstanding for the period. Diluted loss per share attributable to ECD stockholders’ reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net loss attributable to ECD stockholders’. The following table reconciles the numerator and denominator to calculate basic and diluted loss per share attributable to ECD stockholders’:

	Net Loss
	Attributable
	to ECD
	Stockholders’	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
	(in thousands, except per share amounts)
Three Months Ended September 30, 2010
Basic and diluted loss per share	$(13,456)	46,128	$(0.29)

Three Months Ended September 30, 2009
Basic and diluted loss per share	$(11,973)	42,299	$(0.28)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Share-based payment arrangements	1,428	1,311
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
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three months ended September 30, 2010 and 2009, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$849	$680
Cash paid for income taxes	36	6
Decrease in accounts payable for capital expenditures	4,679	3,845
Non-cash transactions:
Capital lease obligations incurred to finance capital equipment	—	50

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
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations. The Company incurred $3.0 million of acquisition-related costs during the quarter ended September 30, 2009 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statements of Operations had the acquisition date been July 1, 2009 is as follows:

Three Months Ended
September 30, 2009(1)
(in thousands, except per share amounts)
Pro Forma Information
Revenues	$47,838
Net loss attributable to ECD stockholders’	(15,640)
Loss per share	(0.37)
Diluted loss per share	(0.37)

(1)	As adjusted due to implementation of FASB ASC 470-20
     The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, along with intercompany elimination entries. This pro forma information is not necessarily indicative of future operating results.
Goodwill and Intangible Assets
     In conjunction with the SIT acquisition, goodwill of approximately $35.3 million was recorded and consisted largely of the synergies and economies of scale from combining the operations of the Company and SIT. All of the goodwill has been allocated to the Company’s United Solar Ovonic Segment. It is estimated that none of the goodwill recognized will be deductible for income tax purposes.
     In addition, intangible assets with a fair value of $2.8 million were recorded, including trade name intangible assets with an indefinite life of $1.1 million. Amortization expense was $0.1 million for the three months ended September 30, 2009.
     During the third quarter of fiscal year 2010, changing market conditions, losses incurred to-date and the increased near-term capacity anticipated from our Technology Roadmap developed during the third quarter, caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we wrote off all of our goodwill and intangible assets.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2010
Corporate bonds	$118,092	$350	$(1,050)	$117,392
Commercial paper	6,979	5	(9)	6,975

U.S. Government securities	1,002	—	—	1,002

	$126,073	$355	$(1,059)	$125,369

June 30, 2010
Corporate bonds	$89,935	$5	$(1,377)	$88,563
U.S. Government securities	11,001	4	—	11,005
Auction rate certificates	14,200	—	(1,731)	12,469
Auction rate securities rights	—	1,734	—	1,734

	$115,136	$1,743	$(3,108)	$113,771

     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	September 30, 2010		June 30, 2010
	Amortized Cost	Market value	Amortized Cost	Market Value
		(in thousands)
Due in less than one year	$65,504	$64,723	$38,586	$39,189
Due after one year through five years	60,569	60,646	76,550	74,582

	$126,073	$125,369	$115,136	$113,771

     The corporate bonds and U.S. government securities are classified as “available-for-sale.” On June 30, 2010, the Company elected its right to sell the remaining ARCs and liquidate its ARSRs. These transactions settled in July 2010.
Note 6 - Sales-Type Lease Receivables
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Sales-type lease receivables consisted of the following:

September 30, 2010
(in thousands)
Total minimum lease payments receivable	$17,567
Less: Unearned income	(6,054)

Net investment in sales-type leases	$11,513

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of September 30, 2010 are as follows:

Fiscal Year	(in thousands)
2011	$1,000
2012	1,020
2013	1,040
2014	1,061
2015	1,082
Thereafter	12,364

$17,567

Note 7 - Inventories
     Inventories consisted of the following:

	September 30,	June 30,
	2010	2010
	(in thousands)
Finished products	$31,420	$27,690
Work in process	17,430	13,905
Raw materials	14,746	19,900

	$63,596	$61,495

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $12.9 million and $15.9 million as of September 30, 2010 and June 30, 2010, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

(in thousands)
Liability at June 30, 2010	$41,335
Warranty expense	1,578
Warranty claims	(1,659)
Foreign currency impact	864

Liability at September 30, 2010	$42,118

Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	September 30,	June 30,
	2010	2010
	(in thousands)
Structured financing	$12,717	$12,929
Long-term retirement	1,608	1,663
Customer deposits	—	120
Deferred patent license fees	3,095	3,333
Deferred revenue and royalties	297	297
Rent payable	1,195	1,145
Other	356	385

	$19,268	$19,872

Note 9 — Long-Term Debt
Lines of Credit
     During September 2010, the Company terminated its $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility.
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
     During September 2010, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 1,309,263 shares of its common stock in exchange for an aggregate principal amount of $9.1 million held by the holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $1.2 million.
     The effective interest rate for the three month periods ended September 30, 2010 and 2009 was 11.0% and 10.4%, respectively. At September 30, 2010 and June 30, 2010, the carrying amount of the conversion option recorded in stockholders’ equity was $81.8 million and $81.9 million, respectively.
     The net carrying amount of the Notes is as follows:

	September 30, 2010	June 30, 2010
	(in thousands)
Outstanding principal	$284,153	$293,250
Less: unamortized discount	44,508	49,596

Net carrying amount	$239,645	$243,654

     The gross interest expense recognized is as follows:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Contractual interest	$2,199	$2,372
Amortization of discount	3,663	3,599
Amortization of debt issue costs	579	516

Gross interest expense recognized	$6,441	$6,487

     The Company adopted the provisions of ASC 470-20 on July 1, 2010, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
underwriter. The shares issued as part of the share lending arrangement coincide with the Notes term and will terminate on June 15, 2013. The fair value of the outstanding loaned shares as of September 30, 2010 and June 30, 2010 was $17.3 million and $14.1 million, respectively. The Company recognized debt issuance costs of $5.5 million which are amortized using the effective interest method over the life of the financing arrangement as interest cost and are included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company has $3.7 million and $3.9 million of unamortized issuance costs associated with the share-lending arrangement as of September 30, 2010 and June 30, 2010, respectively. In addition, the Company recognized an additional $0.2 million of interest costs relating to the amortization of the issuance costs associated with the share lending arrangement for both of the periods ended September 30, 2010 and 2009, respectively. The counterparty to the share lending agreement is required to provide collateral at least equal to 100% of the market value of the loaned shares when the rating from Standard and Poor’s Ratings Group for its indebtedness falls below A-. No collateral was required as of September 30, 2010.
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
Note 11 — Restructuring Charges
     The Company has incurred ongoing restructuring charges to better align operating expenses with near-term revenue expectations. In September 2010, the Company incurred additional restructuring charges as part of its manufacturing capacity realignment. The Company estimates that it will incur total restructuring costs of $0.5 million, all of which was recognized during the three months ended September 30, 2010 and was primarily related to employee severance. The restructuring is expected to be completed in the second quarter of fiscal year 2011. The restructuring charges were primarily incurred in the United Solar Ovonic segment.
     A summary of the Company’s restructuring liability is as follows:

	Employee-Related	Other
	Expenses	Expenses	Total
	(in thousands)
Balance June 30, 2010	$3,311	$—	$3,311
Charges	473	18	491
Utilization or payment	(1,800)	(18)	(1,818)

Balance September 30, 2010	$1,984	$—	$1,984

Note 12 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three month periods ended September 30, 2010 and 2009 was $0.9 million and $1.1 million, respectively.

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
     A summary of the transactions during the three months ended September 30, 2010 with respect to the Company’s stock options is as follows:

			Aggregate Intrinsic
		Weighted-Average	Value (1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2010	864,849	$25.06	$—
Granted	—	—
Exercised	—	—	—
Expired	(15,625)	24.94
Forfeited	(4,988)	46.62

Outstanding at September 30, 2010	844,236	24.94	—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
The table below sets forth stock options exercisable:

				Weighted-
				Average
		Weighted-	Aggregate	Contractual
		Average	Intrinsic	Life
		Exercise	Value (1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at September 30, 2010	740,913	$23.60	$—	2.73

Exercisable at June 30, 2010	726,944	22.75	—	2.80

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of September 30, 2010, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.
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
     Information concerning RSAs awarded during the three month period ended September 30, 2010 is as follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value
Nonvested at June 30, 2010	101,668	$31.14
Awarded	—	—
Vested	—	—
Forfeited	(1,435)	20.81
Released from restriction	(30,285)	25.76

Nonvested at September 30, 2010	69,948	33.68

     As of September 30, 2010, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units “RSUs”
     RSUs settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan (collectively the “Plans”), as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the three month period ended September 30, 2010 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2010	309,622	$18.57
Awarded	399,500	3.95
Vested	—	—
Forfeited	(132,570)	12.52
Released from restriction	(1,070)	4.59

Nonvested at September 30, 2010	575,482	9.84

     As of September 30, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.6 years.
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At September 30, 2010, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the derivative instruments recorded in

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s Consolidated Balance Sheets as of September 30, 2010 was not significant. The fair value of the Company’s convertible senior notes was estimated at $196.1 million as of September 30, 2010 using level 1 inputs. In addition, the fair value of the Company’s outstanding loaned shares related to the share-lending agreement was estimated at $17.3 million as of September 30, 2010 using level 1 inputs.
     Information regarding the Company’s assets measured at fair value is as follows:

	As of September 30, 2010
				Total Fair Value
	Fair Value Measurements at			and Carrying
	Reporting Date Using			Value on our
	Level 1	Level 2	Level 3	Balance Sheet
	(in thousands)
Investments in corporate bonds	$117,392			$117,392
Investments in commercial paper	6,975			6,975
Investments in U.S. government securities	1,002			1,002
Investments in money market funds	52,141			52,141

	As of June 30, 2010
				Total Fair Value
	Fair Value Measurements at			and Carrying
	Reporting Date Using			Value on our
	Level 1	Level 2	Level 3	Balance Sheet
	(in thousands)
Auction rate certificates			$12,469	$12,469
Auction rate securities rights			1,734	1,734
Investments in corporate bonds	$88,563			88,563
Investments in U.S. government securities	11,005			11,005
Investments in money market funds	59,375			59,375
     The following table presents the changes in Level 3 assets for the period ended September 30, 2010:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2010	$12,469	$1,734
Redeemed by UBS	(14,200)	—
Net gain (loss) recognized in earnings	1,731	(1,734)

Balance at September 30, 2010	$—	$—

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Income Taxes
     The net tax expense of $0.2 million for the three months ended September 30, 2010 primarily relates to the Company’s non-U.S. operations.
     At September 30, 2010, the Company had a net deferred tax asset of $1.1 million resulting from the release of the valuation allowance in the second quarter of fiscal 2010 on the realizable portion of its net deferred tax assets.
     Included within the Company’s net operating losses (“NOLs”) of $422.8 million, are acquired NOLs of approximately $61.7 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service (“IRS”). The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its remaining net deferred tax assets of $302.3 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2030, and basis differences in property, plant and equipment and intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more likely than not that the deferred tax assets would not be realized.
Note 15 — Variable Interest Entity
     A variable interest entity (“VIE”) is an entity that by design has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets.
     In 2010, the Company entered into a development loan agreement and a development services agreement with Winch Energia S.R.L. and its affiliates (collectively, “Winch”) whereby it would fund Winch’s acquisition of development rights for solar installation projects in Italy and France. As part of these agreements, the Company provides Winch with the funding necessary to procure the development rights and defray third party development expenditures through the time permanent financing is obtained. The Company will also procure the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey Engineering, Procurement and Construction (“EPC”) contractor, who will install the solar modules procured by the Company. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch. As of September 30, 2010 and June 30, 2010 the balance of the outstanding loan was $17.4 million and $14.2 million, respectively. The loan bears interest at 5% per annum and the Company will also receive a fee

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equivalent to a 10% annual interest rate on the outstanding borrowings under the loan as compensation for services provided to support the development of the projects. These amounts are payable upon maturity of the development loan.
     The Company determined Winch was a VIE because its equity investment at risk is insufficient to permit it to finance its activities without additional financial support. As a result of a qualitative and quantitative analysis of Winch, the Company determined it was the primary beneficiary of the VIE because it has the power to direct the activities that most significantly impact Winch’s economic performance and it is expected to absorb a majority of Winch’s expected losses, should losses be incurred. Although the Company is the primary beneficiary, Winch has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the period ended September 30, 2010. The Winch VIE had assets of $19.3 million and an insignificant amount of liabilities (other than amounts owed to the Company).
Note 16 — Business Segments
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

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
	(in thousands)
Three Months Ended September 30, 2010
Revenues	$65,284	$3,061	$52	$68,397
Operating (loss) income	(4,486)	1,824	(5,363)	(8,025)

Three Months Ended September 30, 2009
Revenues	39,520	3,405	19	42,944
Operating (loss) income	(1,714)	1,605	(8,169)	(8,278)
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three month period ended September 30, 2010. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
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
     In August 2009, we acquired SIT, a company that manufactures, designs, and installs building integrated PV systems for commercial rooftops. As a result of this acquisition, we are transitioning our business from focusing primarily on manufacturing and selling our PV products to providing complete solar solutions, project implementation and value-added services. The SIT business is included in our United Solar Ovonic segment, which represents more than 90% of our revenues.
     We continue to adjust our production in our United Solar Ovonic segment and reduce costs to respond to near-term market conditions and improve our overall competitiveness. We have incurred restructuring expenses, including expenses of approximately $0.6 million in the three months ended September 30, 2010, as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We have also recognized under-absorption of overhead costs, and associated period costs, resulting from our production adjustments and may recognize similar costs in the future if we do not sustainably operate our facilities at full productive capacity. In addition, in August 2010, we announced a plan to realign our solar manufacturing capacity in our United Solar Ovonic segment among our existing facilities as part of our overall cost reduction activities. Effective in the fall of 2010, we will shift certain final assembly operations from our Auburn Hills, Michigan campus to our Tijuana, Mexico facility. We will continue to manufacture our proprietary solar cells at the Auburn Hills campus and continue to refine our production plans as we implement our Technology Roadmap designed to increase the conversion efficiency of our PV laminates and substantially reduce our cost per watt during fiscal year 2011.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product and system sales, gross profit, pre-tax income, earnings per share, net income, cash flow from operations and other key performance metrics. We also use production and shipments, measured in megawatts (“MW”), and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment. During the quarter ended September 30, 2010, we produced 33.6 MW compared to 33.2 MW for the same period in 2009.

Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
United Solar Ovonic Segment

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
REVENUES
Product sales	$53,260	$33,536
System sales	11,650	2,567
Revenues from product development agreements	374	3,417

TOTAL REVENUES	65,284	39,520

EXPENSES
Cost of product sales	44,919	23,595
Cost of system sales	10,555	3,726
Cost of revenues from product development agreements	89	2,880
Product development and research	1,862	1,526
Preproduction costs	64	10
Selling, general and administrative	11,644	7,862
Loss on disposal of property, plant and equipment	43	974
Restructuring charges	594	661

TOTAL EXPENSES	69,770	41,234

OPERATING LOSS	$(4,486)	$(1,714)

     Total revenues for the three months ended September 30, 2010 were $65.3 million, an increase of $25.8 million or 65.2%, compared to the same period in 2009. This increase in total revenues was primarily due to $9.1 million in system sales and $19.7 million in product sales, offset by $3.0 million in expenses from product development agreements due to an accounting reclassification. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information. The $19.7 million in product sales is comprised of an increase of $25.6 million due to higher sales volume, offset by $5.9 million due to lower average selling prices.
     Cost of product sales for the three months ended September 30, 2010 was $44.9 million, an increase of $21.3 million or 90.4%, compared to the same period in 2009. The increase was primarily due to $28.9 million comprised of increased sales volume and an unfavorable change in product mix and $0.8 million in increased warranty costs, offset by $5.1 million due to improved manufacturing efficiencies and $3.3 million of lower depreciation expense due to the impairment recorded in the third quarter of 2010.
     Cost of system sales for the three months ended September 30, 2010 was $10.6 million, an increase of $6.8 million or 183.3%, compared to the same period in 2009. The increase was primarily due to the completion of a large scale job in Italy.
     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended September 30, 2010 was $2.0 million, a decrease of $2.4 million or 55.7%, compared to the same period in 2009. The decrease was primarily due to lower product development and research expenses on funded projects. The $3.3 million gross expense in the current quarter was partially offset by $1.3 million of funding from cost sharing agreements. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses.
     Selling, general and administrative expenses for the three months ended September 30, 2010 were $11.6 million, an increase of $3.8 million or 48.1%, compared to the same period in 2009. The change is primarily related to a decrease in our allowance for doubtful accounts receivable by $2.5 million in 2009.
     During the three months ended September 30, 2010, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $0.6 million of charges were primarily for employee severance. See Note 11 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.
Ovonic Materials Segment

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
REVENUES
Product sales	$137	$607
Royalties	2,115	1,959
Revenues from product development agreements	453	574
License and other revenues	356	265

TOTAL REVENUES	3,061	3,405

EXPENSES
Cost of product sales	97	512
Cost of revenues from product development agreements	240	400
Product development and research	537	720
Selling, general and administrative expenses	363	168

TOTAL EXPENSES	1,237	1,800

OPERATING INCOME	$1,824	$1,605

     Total revenues for the three months ended September 30, 2010 were $3.1 million, a decrease of $0.3 million or 10.1%, compared to the same period in 2009. The decrease in total revenues was primarily due to a decrease in sales of nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $0.8 million, a decrease of $0.3 million or 30.6%, compared to the same period in 2009. The decrease was due to reduced research and development expenses resulting from the completion of certain product development contracts.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $5.6 million for the three months ended September 30, 2010, a decrease of

$2.6 million or 31.7%, compared to the same period in 2009. The decrease was primarily due to costs related to the acquisition of SIT and the divestiture of our minority interest in Cobasys in the prior period.
Other Income (Expense)
     Other expense was $5.3 million for the three months ended September 30, 2010 compared to $4.7 million in the same period in 2009. The $0.6 million increase was principally due to decreased interest expense and foreign currency transaction losses.
Income Taxes
     Income tax expense was $0.2 million for the three months ended September 30, 2010 compared to $0.9 million income tax benefit in the same period in 2009. The increase in income taxes primarily relates to a $1.1 million benefit for certain refundable research and development tax credits recorded by the Company during September 2009 that were not available in the current period. The Internal Revenue Service has not extended the election under IRC Section 168(k)(4) to monetize these credits as of September 30, 2010.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. We believe that cash, cash equivalents and investments will be sufficient to meet our liquidity needs for our current operations. At September 30, 2010, we had consolidated net working capital of $267.5 million, including $194.3 million in cash, cash equivalents, and short-term investments consisting of Floating Rate Corporate Notes (“FRNs”), corporate notes, and U.S. Government agency notes.
Cash Flows
     Net cash provided by (used in) operating activities increased $45.1 million to $19.2 million for the three months ended September 30, 2010 from $(25.9) million for the three months ended September 30, 2009. This increase was driven by $52.3 million of favorable changes in net working capital, specifically due to inventory, accounts receivable, and accounts payable offset by $7.2 million of our net income (loss) adjusted for non-cash items.
     Net cash (used in) provided by investing activities decreased $57.2 million to $(27.6) million for the three months ended September 30, 2010 from $29.6 million for the three months ended September 30, 2009. This decrease was principally due to increased purchases of investments of $45.5 million, development loans of $3.3 million, offset by reduced proceeds from maturities and sales of our investments of $10.4 million.
     Net cash used in financing activities decreased $5.5 million to $0.4 million for the three months ended September 30, 2010 from $5.9 million for the three months ended September 30, 2009. This decrease was principally due to the $5.7 million repayment of the revolving credit facility made in the prior year.
Short-term Borrowings
     During September 2010, we terminated our $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility.
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
     In September 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 1,309,263 shares of common stock in exchange for an aggregate principal amount of $9.1 million of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $1.2 million. During fiscal year 2011 we expect to pursue additional debt-for-equity exchanges and other transactions to reduce the outstanding principal of our Notes prior to their maturity.
Significant Accounting Policies and Critical Accounting Estimates
     Our significant accounting policies and critical accounting estimates are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. In addition, new accounting policies adopted during the period are disclosed in Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies.”
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

     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in Item 1A “Risk Factors,” of this report and in our Annual Report on Form 10-K for fiscal year ended June 30, 2010, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes, commercial paper and U.S. Government agency notes) represents funds held temporarily, pending use in our business and operations. We had $125.4 million of these investments as of September 30, 2010. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $1.2 million as of September 30, 2010.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars, which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. For the three month period ended September 30, 2010, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.4 million.
     We recognized a net foreign currency transaction loss of an insignificant amount for the three month period ended September 30, 2010 and a gain of $0.7 million for the three month period ended September 30, 2009.
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
Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
     Our annual report on Form 10-K for the year ended June 30, 2010 disclosed that we had identified a material weakness in internal control over financial reporting relating to inventory accounting. A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness disclosed in our annual report on Form 10-K related to the fact that the control that ensures the accuracy of adjustments to value inventory at actual cost in the financial statements did not operate effectively.
     We have been actively engaged during the quarter developing and implementing remediation efforts to address the material weakness in controls described above. In connection with these efforts, we have simplified the accounting for standard costs and cost variances by increasing automation of the calculation. In addition, we have enhanced our review procedures by performing additional steps evaluating the overall reasonableness of the valuation adjustment.
     Based upon these significant actions taken, as well as the testing and evaluation of the effectiveness of this enhanced control, we have concluded the material weakness relating to inventory accounting disclosed in our Form 10-K for the year ended June 30, 2010 has been remediated as of September 30, 2010.
Changes in Internal Control over Financial Reporting
     The only changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are described above under the heading “Remediation of Prior Material Weakness in Internal Control Over Financial Reporting.”

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
Item 1A: Risk Factors
     There were no material changes from the risk factors previously disclosed in “Item 1A: Risk Factors,” included in our Annual Report on Form 10-K for the year ended June 30, 2010.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     During September 2010, we entered into exchange agreements with certain holders of our convertible senior notes whereby we issued an aggregate of 1,309,263 shares of our common stock in exchange for an aggregate principal amount of $9.1 million of the convertible senior notes.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Removed and Reserved
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

ENERGY CONVERSION DEVICES, INC.
Dated: November 9, 2010	By:	/S/ William C. Andrews
William C. Andrews
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 9, 2010	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer