Form 10-Q
period 2010-12-31
ENERGY CONVERSION DEVICES INC
filed 2011-02-09
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Lapeer, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 293-0440

Former name, former address and former fiscal year, if changed since last report:
2956 Waterview Drive, Rochester Hills, MI 48309

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 3, 2011, there were 53,243,270 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009(1)	2010	2009(1)
Revenues
Product sales	$54,732	$43,826	108,129	$77,969
System sales	11,825	3,369	23,475	5,936
Royalties	1,943	2,254	4,058	4,213
Revenues from product development agreements	591	3,007	1,418	6,998
License and other revenues	456	456	864	740

Total Revenues	69,547	52,912	137,944	95,856
Expenses
Cost of product sales	42,931	51,279	87,947	75,386
Cost of system sales	11,547	7,102	22,102	10,828
Cost of revenues from product development agreements	220	2,394	549	5,675
Product development and research	2,393	3,130	4,792	5,375
Preproduction costs	29	—	93	10
Selling, general and administrative	16,054	17,220	33,698	33,422
Net loss (gain) on disposal of property, plant and equipment	21	291	(55)	1,265
Impairment loss	—	1,253	—	1,253
Restructuring (income) expense	(69)	2,445	422	3,122

Total Expenses	73,126	85,114	149,548	136,336

Operating Loss	(3,579)	(32,202)	(11,604)	(40,480)
Other Income (Expense)
Interest income	726	264	1,070	556
Interest expense	(6,697)	(7,044)	(13,683)	(14,214)
Gain on debt extinguishment	2,138	—	3,327	—
Distribution from joint venture	—	—	—	1,309
Other nonoperating expense, net	(207)	(981)	(75)	(76)

Total Other Income (Expense)	(4,040)	(7,761)	(9,361)	(12,425)

Loss before Income Taxes and Equity Loss	(7,619)	(39,963)	(20,965)	(52,905)
Income tax expense (benefit)	12	(985)	167	(1,900)

Loss before Equity Loss	(7,631)	(38,978)	(21,132)	(51,005)
Equity gain (loss)	19	(313)	(15)	(333)

Net Loss	(7,612)	(39,291)	(21,147)	(51,338)
Net Loss Attributable to Noncontrolling Interest	(99)	(79)	(178)	(153)

Net Loss Attributable to ECD Stockholders’	$(7,513)	$(39,212)	$(20,969)	$(51,185)

Loss Per Share, Attributable to ECD Stockholders’	$(0.16)	$(0.93)	$(0.46)	$(1.21)

Diluted Loss Per Share, Attributable to ECD Stockholders’	$(0.16)	$(0.93)	$(0.46)	$(1.21)

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2010	2010(1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,988	$79,158
Short-term investments	105,683	113,771
Accounts receivable, net	61,666	72,021
Inventories, net	66,191	61,495
Other current assets	38,695	27,237

Total Current Assets	338,223	353,682

Property, Plant and Equipment, net	307,269	301,056

Other Assets:
Restricted cash	10,924	11,749
Lease receivable, net	10,458	10,854
Other assets	11,725	14,606

Total Other Assets	33,107	37,209

Total Assets	$678,599	$691,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$58,578	$56,035
Current portion of warranty liability	9,855	12,125
Other current liabilities	9,274	9,130

Total Current Liabilities	77,707	77,290

Long-Term Liabilities:
Convertible senior notes	225,362	243,654
Capital lease obligations	19,672	20,296
Warranty liability	31,127	29,210
Other liabilities	18,733	19,872

Total Long-Term Liabilities	294,894	313,032

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 150 and 100 million shares authorized, 53,274,101 and 48,554,812 issued at December 31, 2010 and June 30, 2010, respectively	533	486
Additional paid-in capital	1,103,322	1,079,910
Treasury stock	(700)	(700)
Accumulated deficit	(795,261)	(774,388)
Accumulated other comprehensive loss, net	(1,605)	(3,570)

Total ECD stockholders’ equity	306,289	301,738
Accumulated deficit — noncontrolling interest	(291)	(113)

Total Stockholders’ Equity	305,998	301,625

Total Liabilities and Stockholders’ Equity	$678,599	$691,947

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2010	2009(1)
Cash flows from operating activities:
Net loss	$(21,147)	$(51,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,715	18,300
Amortization of debt discount and deferred financing fees	8,492	8,229
Share-based compensation	1,703	2,266
Gain on debt extinguishment	(3,327)	—
Net (gain) loss on disposal of property, plant and equipment	(55)	1,265
Impairment loss	—	1,253
Equity loss	15	333
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	11,035	4,632
Inventories	(3,755)	(22,430)
Other assets	(7,430)	(1,773)
Accounts payable and accrued expenses	4,348	(21,348)
Other liabilities	(869)	502

Net cash used in operating activities	(275)	(60,109)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,053)	(18,759)
Acquisition of business, net of cash acquired	—	(2,088)
Purchases of investments	(71,944)	—
Proceeds from maturities of investments	14,200	120,119
Proceeds from sale of investments	64,062	9,921
Proceeds from sale of property, plant and equipment	145	—
Proceeds from development loans	1,420	—
Decrease in restricted cash	825	—

Net cash (used in) provided by investing activities	(10,345)	109,193

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(902)	(734)
Repayment of revolving credit facility	—	(5,705)
Repayment of convertible notes	—	(8,000)

Net cash used in financing activities	(902)	(14,439)

Effect of exchange rate changes on cash and cash equivalents	(1,648)	(368)
Net (decrease) increase in cash and cash equivalents	(13,170)	34,277
Cash and cash equivalents at beginning of period	79,158	56,379

Cash and cash equivalents at end of period	$65,988	$90,656

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the three months ended December 31, 2010 and 2009, the Company incurred total interest costs of $7.0 million and $7.2 million, respectively, of which $0.3 million and $0.1 million, respectively, were capitalized. During the six months ended December 31, 2010 and 2009, the Company incurred total interest costs of $14.2 million and $14.4 million, respectively, of which $0.5 million and $0.2 million, respectively, were capitalized.
General
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and have not materially changed as of the date of this Report with the exception of the following:
Restricted Cash
     In September 2010, the Company entered into a letter of credit facility, which requires cash collateral equal to 102% of any exposure under letters of credit issued under the facility. Such collateral is recorded as “Restricted cash” on the Company’s Consolidated Balance Sheets.
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
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statements of Operations for the
	Three Months Ended			Six Months Ended
	December 31, 2009			December 31, 2009
	As			As
	Previously	ASC	As	Previously	ASC	As
	Reported	470-20	Reported	Reported	470-20	Reported
		(in thousands, except per share amounts)
Interest expense	$(6,837)	$(207)	$(7,044)	$(13,800)	$(414)	$(14,214)
Total Other Income (Expense)	(7,554)	(207)	(7,761)	(12,011)	(414)	(12,425)
Loss before Income Taxes and Equity Loss	(39,756)	(207)	(39,963)	(52,491)	(414)	(52,905)
Loss before Equity Loss	(38,771)	(207)	(38,978)	(50,591)	(414)	(51,005)
Net Loss	(39,084)	(207)	(39,291)	(50,924)	(414)	(51,338)
Net loss attributable to ECD Stockholders’	(39,005)	(207)	(39,212)	(50,771)	(414)	(51,185)
Loss per share	(0.92)	(0.01)	(0.93)	(1.20)	(0.01)	(1.21)
Diluted loss per share	(0.92)	(0.01)	(0.93)	(1.20)	(0.01)	(1.21)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet as of June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Other assets	$10,980	$3,626	$14,606
Total assets	688,321	3,626	691,947
Additional paid-in capital	1,074,410	5,500	1,079,910
Accumulated deficit	(772,514)	(1,874)	(774,388)
Total ECD stockholders’ equity	298,112	3,626	301,738
Total stockholders’ equity	297,999	3,626	301,625
Total liabilities and stockholders’ equity	688,321	3,626	691,947

	Consolidated Statement of Cash Flows for the
	Six Months Ended December 31, 2009
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net loss	$(50,924)	$(414)	$(51,338)
Amortization of debt discount and deferred financing fees	7,815	414	8,229
Recent Accounting Pronouncements Not Yet Adopted
     There has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to the Company’s consolidated financial statements.
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

Three Months Ended December 31,
	2010			2009
	Net Loss			Net Loss
	Attributable			Attributable
	to ECD			to ECD
	Stockholders’	Shares	Per Share	Stockholders’	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
(in thousands, except per share amounts)
Basic and diluted loss per share	$(7,513)	46,431	$(0.16)	$(39,212)	42,299	$(0.93)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31,
	2010			2009
	Net Loss			Net Loss
	Attributable			Attributable
	to ECD			to ECD
	Stockholders’	Shares	Per Share	Stockholders’	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
(in thousands, except per share amounts)
Basic and diluted loss per share	$(20,969)	45,869	$(0.46)	$(51,185)	42,299	$(1.21)

     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(in thousands)
Share-based payment arrangements	1,566	1,303	1,576	1,307
     As part of the agreement for the Convertible Senior Notes (“Notes”) issued in June 2008, the Company also issued 3,444,975 shares of its common stock as part of a “share-lending” arrangement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes. The underwriter received all proceeds from any sale of shares pursuant to the share lending agreement. The shares must be returned to the Company no later than the maturity date of the Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. However, because the shares must be returned to the Company, the shares are not considered outstanding for purposes of calculating earnings per share.
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control of the Company. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three and six months ended December 31, 2010 and 2009, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	December 31,
	2010	2009
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$5,713	$6,058
Cash paid for income taxes	75	153
Decrease in accounts payable for capital expenditures	2,792	1,676
Note 4 - Acquisition
     On August 19, 2009, the Company acquired 100% of the outstanding common shares of SIT, a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops. The acquisition is an important element of the Company’s future growth plan as it transitions from manufacturing and selling a product to providing complete solar solutions, project implementation and value-added services. The Company has enhanced its downstream presence by combining its strengths as a product innovator with the proven installation expertise and global footprint of SIT. The acquisition has strengthened and diversified the Company’s business.
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations. The Company incurred $3.0 million of acquisition-related costs during the six months ended December 31, 2009 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations.

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
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statements of Operations had the acquisition date been July 1, 2009 is as follows:

	Three Months Ended	Six Months Ended
	December 31, 2009(1)	December 31, 2009(1)
	(in thousands, except per share amounts)
Pro Forma Information
Revenues	$52,912	$100,750
Net loss attributable to ECD stockholders’	(39,212)	(54,852)
Loss per share	(0.93)	(1.30)
Diluted loss per share	(0.93)	(1.30)

(1)	As adjusted due to implementation of FASB ASC 470-20
     The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, along with intercompany elimination entries. This pro forma information is not necessarily indicative of future operating results.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2010
Corporate bonds	$100,577	$240	$(1,132)	$99,685
Commercial paper	4,993	5	(1)	4,997
U.S. Government securities	1,002	—	(1)	1,001

	$106,572	$245	$(1,134)	$105,683

June 30, 2010
Corporate bonds	$89,935	$5	$(1,377)	$88,563
U.S. Government securities	11,001	4	—	11,005
Auction rate certificates	14,200	—	(1,731)	12,469
Auction rate securities rights	—	1,734	—	1,734

	$115,136	$1,743	$(3,108)	$113,771

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2010		June 30, 2010
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
		(in thousands)
Due in less than one year	$52,967	$52,098	$38,586	$39,189
Due after one year through five years	53,605	53,585	76,550	74,582

	$106,572	$105,683	$115,136	$113,771

     The corporate bonds and U.S. government securities are classified as “available-for-sale.” On June 30, 2010, the Company elected its right to sell the remaining auction rate certificates and liquidate its auction rate securities rights. These transactions settled in July 2010.
Note 6 — Sales-Type Lease Receivables
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
     Sales-type lease receivables consisted of the following:

December 31, 2010
(in thousands)
Total minimum lease payments receivable	$17,419
Less: Unearned income	(6,044)

Net investment in sales-type leases	$11,375

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of December 31, 2010 are as follows:

Fiscal Year	(in thousands)
2011	$505
2012	1,013
2013	1,034
2014	1,054
2015	1,075
Thereafter	12,738

$17,419

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Inventories
     Inventories consisted of the following:

	December 31,	June 30,
	2010	2010
	(in thousands)
Finished products	$37,793	$27,690
Work in process	15,783	13,905
Raw materials	12,615	19,900

	$66,191	$61,495

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of a reserve for slow moving and obsolete inventory of $10.7 million and $15.9 million as of December 31, 2010 and June 30, 2010, respectively.
Note 8 — Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

(in thousands)
Liability at June 30, 2010	$41,335
Warranty expense	2,307
Warranty claims	(3,365)
Foreign currency impact	705

Liability at December 31, 2010	$40,982

Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	December 31,	June 30,
	2010	2010
	(in thousands)
Structured financing	$12,467	$12,929
Long-term retirement	1,546	1,663
Customer deposits	—	120
Deferred patent license fees	2,857	3,333
Deferred revenue and royalties	297	297
Rent payable	1,234	1,145
Other	332	385

	$18,733	$19,872

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Long-Term Debt
Lines of Credit
     During September 2010, the Company terminated its $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of December 31, 2010, outstanding letters of credit totaled $7.8 million.
Convertible Senior Notes
     In June 2008, the Company completed an offering of $316.3 million of Notes. The Notes bear interest at a rate of 3.0% per year, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2008. If the Notes are not converted, they will mature on June 15, 2013.
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control of the Company. The holders of the Notes may convert the principal amount of their notes into cash and, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period.
     During September 2010, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 1,309,263 shares of its common stock in exchange for an aggregate principal amount of $9.1 million held by the holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $1.2 million. In addition, during December 2010, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 3,401,355 shares of common stock in exchange for an aggregate principal amount of $21.0 million held by holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $2.1 million.
     The effective interest rate for the three and six months ended December 31, 2010 and 2009 was 9.2% and 10.4%, respectively. At December 31, 2010 and June 30, 2010, the carrying amount of the conversion option recorded in stockholders’ equity was $81.1 million and $81.9 million, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The net carrying amount of the Notes is as follows:

	December 31, 2010	June 30, 2010
	(in thousands)
Outstanding principal	$263,153	$293,250
Less: unamortized discount	37,791	49,596

Net carrying amount	$225,362	$243,654

     The gross interest expense recognized is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(in thousands)
Contractual interest	$2,131	$2,372	$4,330	$4,744
Amortization of discount	3,701	3,598	7,364	7,197
Amortization of debt issue costs	549	516	1,128	1,032

Gross interest expense recognized	$6,381	$6,486	$12,822	$12,973

     The Company adopted the provisions of ASC 470-20 on July 1, 2010, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter. The term of the share lending arrangement coincides with the Notes term and will terminate on June 15, 2013. The fair value of the outstanding loaned shares as of December 31, 2010 and June 30, 2010 was $15.8 million and $14.1 million, respectively. The Company recognized debt issuance costs of $5.5 million which are amortized using the effective interest method over the life of the share lending arrangement as interest cost and are included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company has $3.4 million and $3.9 million of unamortized issuance costs associated with the share-lending arrangement as of December 31, 2010 and June 30, 2010, respectively. In addition, the Company recognized an additional $0.5 million and $0.4 million of interest costs relating to the amortization of the issuance costs associated with the share lending arrangement for the six months ended December 31, 2010 and 2009, respectively. The counterparty to the share lending agreement is required to provide collateral at least equal to 100% of the market value of the loaned shares when the rating from Standard and Poor’s Ratings Group for its indebtedness falls below A-. No collateral was required as of December 31, 2010.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Restructuring Charges
     The Company has incurred ongoing restructuring charges to better align operating expenses with near-term revenue expectations. In September 2010, the Company incurred additional restructuring charges as part of its manufacturing capacity realignment. The Company incurred total restructuring costs of $0.4 million, all of which were recognized during the six months ended December 31, 2010 and were primarily related to employee severance. The restructuring was completed in the second quarter of fiscal year 2011. The restructuring charges were primarily incurred in the United Solar Ovonic segment.
     A summary of the Company’s restructuring liability is as follows:

	Employee-Related	Other
	Expenses	Expenses	Total
		(in thousands)
Balance June 30, 2010	$3,311	$—	$3,311
Charges	340	82	422
Utilization or payment	(2,598)	(82)	(2,680)

Balance December 31, 2010	$1,053	$—	$1,053

Note 12 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three months ended December 31, 2010 and 2009 was $0.8 million and $1.2 million, respectively. Total share-based compensation expense for the six months ended December 31, 2010 and 2009 was $1.7 million and $2.3 million, respectively.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the transactions during the six months ended December 31, 2010 with respect to the Company’s stock options is as follows:

			Aggregate
		Weighted-Average	Intrinsic Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2010	864,849	$25.06	$—
Granted	—	—
Exercised	—	—	—
Expired	(23,925)	24.31
Forfeited	(21,988)	22.35

Outstanding at December 31, 2010	818,936	25.15	—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The table below sets forth stock options exercisable:

				Weighted-
				Average
		Weighted-	Aggregate	Contractual
		Average	Intrinsic	Life
		Exercise	Value(1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at December 31, 2010	737,613	$23.67	$—	2.51

Exercisable at June 30, 2010	726,944	22.75	—	2.80

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of December 31, 2010, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 1.0 year.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSAs awarded during the six months ended December 31, 2010 is as follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value
Nonvested at June 30, 2010	101,668	$31.14
Awarded	—	—
Vested	—	—
Forfeited	(1,600)	19.65
Released from restriction	(45,910)	27.07

Nonvested at December 31, 2010	54,158	34.92

     As of December 31, 2010, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
     Restricted Stock Units (“RSUs”) settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan (collectively the “Plans”), as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis.
     The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the six months ended December 31, 2010 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2010	309,622	$18.57
Awarded	583,326	4.32
Vested	—	—
Forfeited	(149,603)	5.65
Released from restriction	(10,271)	5.11

Nonvested at December 31, 2010	733,074	8.82

     As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At December 31, 2010, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheet as of December 31, 2010 was not significant. The fair value of the Company’s Notes was estimated at $194.7 million as of December 31, 2010 using level 1 inputs. In addition, the fair value of the Company’s outstanding loaned shares related to the share-lending agreement was estimated at $15.8 million as of December 31, 2010 using level 1 inputs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information regarding the Company’s assets measured at fair value is as follows:

	As of December 31, 2010
				Total Fair Value
	Fair Value Measurements at			and Carrying
	Reporting Date Using			Value on our
	Level 1	Level 2	Level 3	Balance Sheet
		(in thousands)
Investments in corporate bonds	$99,685			$99,685
Investments in commercial paper	4,997			4,997
Investments in U.S. government securities	1,001			1,001
Investments in money market funds	47,863			47,863

	As of June 30, 2010
				Total Fair Value
	Fair Value Measurements at			and Carrying
	Reporting Date Using			Value on our
	Level 1	Level 2	Level 3	Balance Sheet
		(in thousands)
Auction rate certificates			$12,469	$12,469
Auction rate securities rights			1,734	1,734
Investments in corporate bonds	$88,563			88,563
Investments in U.S. government securities	11,005			11,005
Investments in money market funds	59,375			59,375
     The following table presents the changes in Level 3 assets for the six months ended December 31, 2010:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2010	$12,469	$1,734
Redeemed by UBS	(14,200)	—
Net gain (loss) recognized in earnings	1,731	(1,734)

Balance at December 31, 2010	$—	$—

Note 14 — Income Taxes
     The net tax expense of $0.2 million for the six months ended December 31, 2010 primarily relates to the Company’s non-U.S. operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Included within the Company’s net operating losses (“NOLs”) of $440.7 million, are acquired NOLs of approximately $61.7 million in connection with the acquisition of SIT. Sections 382 and 383 of the Internal Revenue Code limit the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and the amount of such limitation is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service. The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its net deferred tax assets of $309.3 million (consisting primarily of U.S. NOL carryforwards which expire in various amounts between the current year and 2030, and basis differences in property, plant and equipment and intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more likely than not that the deferred tax assets would not be realized.
Note 15 — Derivative and Hedging Activities
     The Company is exposed in the normal course of business to foreign currency risks that affect the Company’s assets, financial position, results of operations and cash flows. The primary exposure to foreign currency risk is forecasted transactions denominated in Pesos and Euros. The Company uses forward contracts to hedge the cost of operations in Pesos and transactions denominated in Euros. The Company does not use forward contracts for speculative or trading purposes.
     The Company held derivative financial instruments totaling $4.8 million in notional value and $0.2 million in fair value as of December 31, 2010. The Company accounts for these derivative financial instruments using cash-flow-hedge accounting treatment and recognizes the effective portion of the changes in fair value of the forward contracts as a component of “Accumulated other comprehensive loss, net” in the Company’s Consolidated Balance Sheets. As of December 31, 2010, the net unrealized gains on these contracts recorded in “Accumulated other comprehensive loss, net” was $0.2 million.
     In addition, the Company held derivative financial instruments totaling $25.8 million notional value and $0.7 million in fair value as of December 31, 2010. These derivative financial instruments are not designated as cash-flow-hedges and the Company recognizes the changes in the fair value in “Other nonoperating expense, net” in the Company’s Consolidated Statements of Operations. As of December 31, 2010, the Company recorded $1.3 million in “Other nonoperating expense, net.”
Note 16 — Variable Interest Entity
     A variable interest entity (“VIE”) is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary,which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets.
     In 2010, the Company entered into a development loan agreement and a development services agreement with Winch Energia S.R.L. and its affiliates (collectively, “Winch”) whereby the Company

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would fund Winch’s acquisition of development rights for solar installation projects in Italy and France. As part of these agreements, the Company provided Winch with the funding necessary to procure the development rights and fund third party development expenditures until permanent financing is obtained. The Company will also supply the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey Engineering, Procurement and Construction (“EPC”) contractor, who will install the solar modules supplied by the Company. The development loan is secured by a pledge in equity in the Winch entities holding the projects. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch.
     During the second quarter of fiscal year 2011, Winch secured third party financing for the first group of projects, which were allocated into a separate legal entity, and initiated the construction of these projects. The Company’s development loan attributed to these projects was $5.2 million and, in connection with the third party financing, $3.1 million was repaid to the Company and $2.1 million was converted into an unsecured vendor loan, which is subordinate to the new third party financing. The Company also received $0.4 million in interest and services, and released that portion of the pledge attributable to this portion of the development loan. Further, the Company sold $11.0 million of products to the EPC contractor during the second quarter of 2011 for the projects in this separate legal entity.
     As of December 31, 2010 and June 30, 2010 the outstanding balance of the development loan was $12.2 million and $14.2 million, respectively. The development loan bears interest at 5% per annum and the Company will also receive a fee equivalent to a 10% annual interest rate on the outstanding borrowings under the loan as compensation for services provided to support the development of the projects. These amounts are payable upon maturity of the development loan. Additionally, as of December 31, 2010, the outstanding balance of the vendor loan to the separate legal entity was $2.0 million. The vendor loan bears interest at 5.5% per annum and the interest is payable upon repayment of the vendor loan.
     The Company continuously re-assesses whether ( i) entities we are associated with are still VIEs and (ii) whether we are the primary beneficiary of those entities. Previously, the Company determined that all of Winch was a VIE and should be consolidated in the Company’s consolidated results of operations, because the Company’s interest was the sole source of financial support to Winch. As the separate legal entity obtained third-party financing and commenced operations, the Company is no longer required to consolidate the separate legal entity due to our lack of any power to direct the significant activities of any of this legal entity, combined with our diminished financial support. Although, the Company is the primary beneficiary, the remainder of Winch has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the period ended December 31, 2010. The Winch VIE had assets of $14.0 million and an immaterial amount of liabilities (other than amounts owed to the Company).
Note 17 — Business Segments
     The Company has two segments, United Solar Ovonic and Ovonic Materials. The Company includes SIT in its United Solar Ovonic segment.
     The following table lists the Company’s segment information and reconciliation to the Company’s consolidated financial statement amounts. The grouping “Corporate and Other” below does not meet the

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
definition of an operating segment as it contains the Company’s headquarter costs, consolidating entries, and the Company’s investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
		(in thousands)
Three Months Ended December 31, 2010
Revenues	$66,951	$2,595	$1	$69,547
Operating income (loss)	911	1,301	(5,791)	(3,579)

Three Months Ended December 31, 2009
Revenues	48,979	3,878	55	52,912
Operating (loss) income	(28,329)	1,620	(5,493)	(32,202)

Six Months Ended December 31, 2010
Revenues	132,235	5,656	53	137,944
Operating (loss) income	(3,575)	3,125	(11,154)	(11,604)

Six Months Ended December 31, 2009
Revenues	88,499	7,283	74	95,856
Operating (loss) income	(30,043)	3,225	(13,662)	(40,480)
Note 18 — Litigation
     On July 13, 2009, Ovonic Battery Company (“OBC”), a majority-owned subsidiary of the Company, and Chevron Technology Ventures LLC (“CTV”) completed a sale of 100% of the membership interests in Cobasys to SB LiMotive Co. Ltd. for $1. In connection with the sale of Cobasys, the Amended and Restated Operating Agreement, dated July 2, 2004, was terminated effective as of the transaction date.Termination of the Operating Agreement was effectuated by a Termination Agreement dated as of the transaction date. This transaction coincides with settlement of a pending lawsuit against Cobasys filed in August 2008 by Mercedes-Benz U.S. International, Inc. (“MBUSI”). In connection with settling the lawsuit, OBC paid MBUSI $1.1 million from the $1.3 million in royalties distributed to it by Cobasys and entered into a mutual release with MBUSI of all Cobasys-related claims. In addition, Cobasys restructured its intellectual property licenses with the Company and OBC so that OBC has royalty-free, exclusive rights to the technology for defined non-transportation uses and Cobasys has royalty-free exclusive rights for defined transportation uses.
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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and six months ended December 31, 2010. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
Overview
     We design, manufacture, sell and install photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. We also receive fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sell high performance nickel hydroxide used in NiMH batteries, and receive funds for product development agreements under government sponsored programs.
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
     We continue to adjust our production in our United Solar Ovonic segment and reduce costs to respond to near-term market conditions and improve our overall competitiveness. We have incurred restructuring expenses, including expenses of approximately $0.4 million in the six months ended December 31, 2010, as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We have also recognized under-absorption of overhead costs, and associated period costs, resulting from our production adjustments and may recognize similar costs in the future if we do not sustainably operate our facilities at full productive capacity. In August 2010, we announced a plan to realign our solar manufacturing capacity in our United Solar Ovonic segment among our existing facilities as part of our overall cost reduction activities. Effective in the fall of 2010, we shifted certain final assembly operations from our Auburn Hills, Michigan campus to our Tijuana, Mexico facility. We continue to manufacture our proprietary solar cells at the Auburn Hills and Greenville campuses and continue to refine our production plans as we implement our Technology Roadmap designed to increase the conversion efficiency of our PV laminates and substantially reduce our cost per watt during fiscal year 2011. In addition, as part of our restructuring plan, we have consolidated our real estate holdings and relocated our corporate headquarters from Rochester Hills to our Auburn Hills location.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product and system sales, gross profit, pre-tax income, earnings per share, net income, EBITDA, EBITDARS and cash flow from operations and other key performance metrics. We also use production and shipments, measured in megawatts (“MW”), and gross margins on product and system sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment. During the quarter ended December 31, 2010, we produced 32.5 MW compared to 19.7 MW for the same period in 2009.

Results of Operations
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
United Solar Ovonic Segment

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$54,666	$42,905
System sales	11,825	3,369
Revenues from product development agreements	423	2,573
License and other revenues	37	132

TOTAL REVENUES	66,951	48,979

EXPENSES
Cost of product sales	42,896	50,482
Cost of system sales	11,547	7,102
Cost of revenues from product development agreements	126	2,086
Product development and research	1,720	2,292
Preproduction costs	29	—
Selling, general and administrative	9,699	11,412
Loss on disposal of property, plant and equipment	30	293
Impairment loss	—	1,253
Restructuring (income) expense	(7)	2,388

TOTAL EXPENSES	66,040	77,308

OPERATING INCOME (LOSS)	$911	$(28,329)

     Total revenues for the three months ended December 31, 2010 were $67.0 million, an increase of $18.0 million or 36.7%, compared to the same period in 2009. This increase in total revenues was primarily due to $8.5 million in system sales and $11.8 million in product sales, offset by $2.2 million in expenses from product development agreements due to an accounting reclassification. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information. The $11.8 million in product sales is comprised of an increase of $15.3 million due to higher sales volume, offset by $3.5 million due to lower average selling prices.
     Cost of product sales for the three months ended December 31, 2010 was $42.9 million, a decrease of $7.6 million or 15.0%, compared to the same period in 2009. The decrease was primarily due to $6.7 million of reduced unabsorbed costs (period cost savings), $4.3 million of inventory reserves, $3.2 million of lower depreciation expense, $0.9 million of direct labor savings, and $0.8 million of improved manufacturing efficiencies offset by $8.4 million due to increase sales volume.
     Cost of system sales for the three months ended December 31, 2010 was $11.5 million, an increase of $4.4 million or 62.6%, compared to the same period in 2009. The increase was primarily due to the completion of a large scale job in Italy and an increase of a major project in the United States.

     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended December 31, 2010 was $1.8 million, a decrease of $2.5 million or 57.8%, compared to the same period in 2009. The decrease was primarily due to lower product development and research expenses on funded projects. The $2.6 million gross expense in the current quarter was partially offset by $0.8 million of funding from cost share agreements. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses.
     Selling, general and administrative expenses for the three months ended December 31, 2010 were $9.7 million, a decrease of $1.7 million or 15.0%, compared to the same period in 2009. The change is primarily related to labor savings due to our restructuring plans being realized.
     During the three months ended December 31, 2010, we made refinements to our existing restructuring reserve estimates resulting in net reductions.
Ovonic Materials Segment

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$66	$921
Royalties	1,943	2,254
Revenues from product development agreements	168	434
License and other revenues	418	269

TOTAL REVENUES	2,595	3,878

EXPENSES
Cost of product sales	35	797
Cost of revenues from product development agreements	94	308
Product development and research	673	838
Selling, general and administrative expenses	492	315

TOTAL EXPENSES	1,294	2,258

OPERATING INCOME	$1,301	$1,620

     Total revenues for the three months ended December 31, 2010 were $2.6 million, a decrease of $1.3 million or 33.1%, compared to the same period in 2009. The decrease in total revenues was primarily due to a decrease in sales of nickel hydroxide materials.
     Cost of product sales for the three months ended December 31, 2010 decreased by $0.8 million or 95.6%, compared to the same period in 2009. The decrease was due to a reduced production and sales of nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $0.8 million, a decrease of $0.4 million or 33.1%, compared to the same period in 2009. The decrease was due to the completion of certain product development programs and a change in our accounting policy for revenues from product development agreements which requires amounts funded by the customer to be recognized as an offset to the aggregated research and development expense rather than contract revenues.

Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $5.9 million for the three months ended December 31, 2010, an increase of $0.4 million or 6.8%, compared to the same period in 2009. The increase was primarily due to increased legal fees of $0.4 million.
Other Income (Expense)
     Other expense was $4.0 million for the three months ended December 31, 2010 compared to $7.8 million in the same period in 2009. The $3.7 million decrease was principally due to a $2.1 million gain on debt extinguishment, $0.3 million of reduced interest expense and $0.5 million of increased interest income and $0.8 million of reduced nonoperating expenses.
Income Taxes
     Income tax expense was insignificant for the three months ended December 31, 2010 compared to $1.0 million income tax benefit in the same period in 2009.
Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
United Solar Ovonic Segment

	Six Months Ended
	December 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$107,926	$76,441
System sales	23,475	5,936
Revenues from product development agreements	797	5,990
License and other revenues	37	132

TOTAL REVENUES	132,235	88,499

EXPENSES
Cost of product sales	87,815	74,077
Cost of system sales	22,102	10,828
Cost of revenues from product development agreements	215	4,966
Product development and research	3,582	3,818
Preproduction costs	93	10
Selling, general and administrative	21,343	19,274
Loss on disposal of property, plant and equipment	73	1,267
Impairment loss	—	1,253
Restructuring expense	587	3,049

TOTAL EXPENSES	135,810	118,542

OPERATING LOSS	$(3,575)	$(30,043)

     Total revenues for the six months ended December 31, 2010 were $132.2 million, an increase of $43.7 million or 49.4%, compared to the same period in 2009. This increase in total revenues was primarily due to $17.5 million in system sales and $31.5 million in product sales, offset by $5.2 million in expenses from product development agreements due to an accounting reclassification. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information. The $31.5 million in product sales is comprised of an increase of $43.1 million due to higher sales volume, offset by $11.6 million due to lower average selling prices.
     Cost of product sales for the six months ended December 31, 2010 was $87.8 million, an increase of $13.7 million or 18.5%, compared to the same period in 2009. The increase was primarily due to $31.9 million comprised of increased sales volume and mix and $1.5 million in increased warranty costs, offset by $12.3 million in manufacturing efficiencies, and $7.4 million of favorable unabsorbed costs (period cost savings).
     Cost of system sales for the six months ended December 31, 2010 was $22.1 million, an increase of $11.3 million or 104.1%, compared to the same period in 2009. The increase was primarily due to our increased focus on our systems business and large scale jobs in the United States and Europe.
     The combined cost of revenues from product development agreements and product development and research expenses for the six months ended December 31, 2010 was $3.8 million, a decrease of $5.0 million or 56.8%, compared to the same period in 2009. The decrease was primarily due to lower product development and research expenses on funded projects. The $5.9 million gross expense in the current quarter was partially offset by $2.1 million of funding from cost share agreements. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses.
     Selling, general and administrative expenses for the six months ended December 31, 2010 were $21.3 million, an increase of $2.1 million or 10.7%, compared to the same period in 2009. The change is primarily related to a decrease in our allowance for doubtful accounts receivable by $2.5 million in 2009 offset by the investment in growing our product and system sales teams.
     During the six months ended December 31, 2010, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $0.6 million of charges were primarily for employee severance offset by refinements to our existing reserve estimates. See Note 11 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.

Ovonic Materials Segment

	Six Months Ended
	December 31,
	2010	2009
	(in thousands)
REVENUES
Product sales	$203	$1,528
Royalties	4,058	4,213
Revenues from product development agreements	621	1,008
License and other revenues	774	534

TOTAL REVENUES	5,656	7,283

EXPENSES
Cost of product sales	132	1,309
Cost of revenues from product development agreements	334	708
Product development and research	1,210	1,558
Selling, general and administrative expenses	855	483

TOTAL EXPENSES	2,531	4,058

OPERATING INCOME	$3,125	$3,225

     Total revenues for the six months ended December 31, 2010 were $5.7 million, a decrease of $1.6 million or 22.3%, compared to the same period in 2009. The decrease in total revenues was primarily due to a decrease in sales of nickel hydroxide materials.
     Cost of product sales for the six months ended December 31, 2010 were $0.1 million, a decrease of $1.2 million or 89.9%, compared to the same period in 2009. The decrease was due to reduced production and sales of nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $1.5 million, a decrease of $0.7 million or 31.9%, compared to the same period in 2009. The decrease was due to the completion of certain product development programs and a change in our accounting policy for revenues from product development agreements which requires amounts funded by the customer to be recognized as an offset to the aggregated research and development expense rather than contract revenues.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $11.5 million for the six months ended December 31, 2010, a decrease of $2.2 million or 15.8%, compared to the same period in 2009. The decrease was primarily due to a reduction of legal fees of $1.1 million and outside services of $1.1 million.

Other Income (Expense)
     Other expense was $9.4 million for the six months ended December 31, 2010 compared to $12.4 million in the same period in 2009. The $3.0 million decrease was principally due to a $3.3 million gain on debt extinguishment, $0.5 million of reduced interest expense and $0.5 million of increased interest income offset by $1.3 million distribution from our previously owned Cobasys joint venture in fiscal year 2010.
Income Taxes
     Income tax expense was $0.2 million for the six months ended December 31, 2010 compared to $1.9 million income tax benefit in the same period in 2009. The increase in income taxes primarily relates to the Company electing in 2009, for federal tax purposes, to monetize research and development and alternative minimum tax credits and carry back net operating losses to recover taxes paid in prior periods. These elections are not available under the current tax law.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. We believe that cash, cash equivalents and investments will be sufficient to meet our liquidity needs for our current operations. At December 31, 2010, we had consolidated net working capital of $260.5 million, including $171.7 million in cash, cash equivalents, and short-term investments consisting of corporate bonds, commercial paper, and U.S. Government agency notes.
Cash Flows
     Net cash used in operating activities increased $59.8 million to $0.3 million for the six months ended December 31, 2010 from $60.1 million for the six months ended December 31, 2009. This increase was driven by $43.7 million of favorable changes in net working capital, specifically due to inventory, accounts receivable and accounts payable and $16.1 million of our net income (loss) adjusted for non-cash items.
     Net cash (used in) provided by investing activities decreased $119.5 million to $(10.3) million for the six months ended December 31, 2010 from $109.2 million for the six months ended December 31, 2009. This decrease was principally due to increased purchases of investments of $71.9 million, $51.8 million of reduced proceeds from maturities and sales of our investments, offset by $2.1 million of net cash acquired from the acquisition of SIT and proceeds from development loans of $1.4 million.
     Net cash used in financing activities decreased $13.5 million to $0.9 million for the six months ended December 31, 2010 from $14.4 million for the six months ended December 31, 2009. This decrease was principally due to the $5.7 million and $8.0 million of repayments of the revolving credit facility and convertible notes made in the prior year.
Short-term Borrowings
     During September 2010, we terminated our $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to

102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of December 31, 2010, outstanding letters of credit totaled $7.8 million.
Convertible Senior Notes
     Our Convertible Senior Notes (“Notes”) bear interest at a rate of 3.0% per year, payable on June 15 and December 15 of each year. If the Notes are not converted, they will mature on June 15, 2013. The Notes are only convertible prior to March 13, 2013 under specific circumstances involving the price of our common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control of ECD. The holders of the Notes may convert the principal amount of their Notes into cash and, if applicable, shares of our common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of our common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the Notes.
     In September 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 1,309,263 shares of common stock in exchange for an aggregate principal amount of $9.1 million of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $1.2 million. In addition, in December 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 3,401,355 shares of common stock in exchange for an aggregate principal amount of $21.0 million of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $2.1 million. During fiscal year 2011 we expect to pursue additional debt-for-equity exchanges and other transactions to reduce the outstanding principal of our Notes prior to their maturity.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes, commercial paper and U.S. Government agency notes) represents funds held temporarily, pending use in our business and operations. We had $105.7 million of these investments as of December 31, 2010. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $1.0 million as of December 31, 2010.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars, which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. For the three months ended December 31, 2010, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.3 million.
     We recognized a net foreign currency transaction loss of $0.3 million and $0.8 million for the three months ended December 31, 2010 and 2009, respectively. We recognized a net foreign currency transaction loss of $0.4 million and $0.1 million for the six months ended December 31, 2010 and 2009, respectively.
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

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are subject to certain legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, liquidity, consolidated financial position or results of operations.
Item 1A: Risk Factors
     There were no material changes from the risk factors previously disclosed in “Item 1A: Risk Factors,” included in our Annual Report on Form 10-K for the year ended June 30, 2010.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     On December 30, 2010, we issued to a holder of our Notes a total of 2,331,563 shares of common stock, par value $0.01 per share (the “Common Stock”) in exchange for an aggregate principal amount of $14.5 million of the Notes held by such holder. On December 31, 2010, we issued to the same holder of our Notes a total of 1,069,792 shares of Common Stock in exchange for an aggregate principal amount of $6.5 million of the Notes held by such holder. In both transactions we also delivered to the holder a cash payment for any unpaid interest on such Notes accrued through the date of the exchange. These exchanges were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
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

ENERGY CONVERSION DEVICES, INC.
Dated: February 9, 2011	By:	/S/ William C. Andrews
William C. Andrews
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 9, 2011	By:	/S/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer