Form 10-Q
period 2011-03-31
ENERGY CONVERSION DEVICES INC
filed 2011-05-10
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     As of May 5, 2011, there were 53,245,096 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010(1)	2011	2010(1)
Revenues
Product sales	$17,601	$55,593	$125,730	$133,562
System sales	1,067	9,483	24,542	15,419
Royalties	1,865	1,919	5,923	6,132
Revenues from product development agreements	562	2,580	1,980	9,578
License and other revenues	399	2,831	1,263	3,571

Total Revenues	21,494	72,406	159,438	168,262
Expenses
Cost of product sales	16,743	60,368	104,690	135,754
Cost of system sales	1,000	8,614	23,102	19,442
Cost of revenues from product development agreements	245	1,949	794	7,624
Product development and research	2,562	3,442	7,354	8,817
Preproduction costs	—	72	93	82
Selling, general and administrative	15,660	16,730	49,358	50,152
Net loss on disposal of property, plant and equipment	130	31	75	1,296
Impairment loss	222,803	357,975	222,803	359,228
Restructuring expense	1,678	338	2,100	3,460

Total Expenses	260,821	449,519	410,369	585,855

Operating Loss	(239,327)	(377,113)	(250,931)	(417,593)
Other Income (Expense)
Interest income	1,154	404	2,224	960
Interest expense	(6,208)	(7,200)	(19,891)	(21,414)
Gain on debt extinguishment	—	—	3,327	—
Distribution from joint venture	—	—	—	1,309
Other nonoperating income (expense), net	1,189	(1,257)	1,114	(1,333)

Total Other Income (Expense)	(3,865)	(8,053)	(13,226)	(20,478)

Loss before Income Taxes and Equity Loss	(243,192)	(385,166)	(264,157)	(438,071)
Income tax expense (benefit)	128	(55)	295	(1,955)

Loss before Equity Loss	(243,320)	(385,111)	(264,452)	(436,116)
Equity gain (loss)	118	148	103	(185)

Net Loss	(243,202)	(384,963)	(264,349)	(436,301)
Net (Loss) Income Attributable to Noncontrolling Interest	(99)	113	(277)	(40)

Net Loss Attributable to ECD Stockholders’	$(243,103)	$(385,076)	$(264,072)	$(436,261)

Loss Per Share, Attributable to ECD Stockholders’	$(4.88)	$(9.10)	$(5.60)	$(10.31)

Diluted Loss Per Share, Attributable to ECD Stockholders’	$(4.88)	$(9.10)	$(5.60)	$(10.31)

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2011	2010(1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,683	$79,158
Short-term investments	109,001	113,771
Accounts receivable, net	30,765	72,021
Inventories, net	94,863	61,495
Other current assets	23,985	27,237

Total Current Assets	311,297	353,682

Property, Plant and Equipment, net	88,339	301,056

Other Assets:
Restricted cash	10,350	11,749
Lease receivable, net	10,304	10,854
Other assets	11,199	14,606

Total Other Assets	31,853	37,209

Total Assets	$431,489	$691,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$49,173	$56,035
Current portion of warranty liability	14,748	12,125
Other current liabilities	9,096	9,130

Total Current Liabilities	73,017	77,290

Long-Term Liabilities:
Convertible senior notes	228,754	243,654
Capital lease obligations	19,349	20,296
Warranty liability	26,950	29,210
Other liabilities	18,275	19,872

Total Long-Term Liabilities	293,328	313,032

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 150 million and 100 million shares authorized, 53,273,831 and 48,554,812 issued at March 31, 2011 and June 30, 2010, respectively	533	486
Additional paid-in capital	1,104,838	1,079,910
Treasury stock	(700)	(700)
Accumulated deficit	(1,038,364)	(774,388)
Accumulated other comprehensive loss, net	(773)	(3,570)

Total ECD stockholders’ equity	65,534	301,738
Accumulated deficit — noncontrolling interest	(390)	(113)

Total Stockholders’ Equity	65,144	301,625

Total Liabilities and Stockholders’ Equity	$431,489	$691,947

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2011	2010(1)
Cash flows from operating activities:
Net loss	$(264,349)	$(436,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	222,803	359,228
Depreciation and amortization	16,092	27,302
Amortization of debt discount and deferred financing fees	12,466	12,571
Share-based compensation	3,219	3,440
Gain on debt extinguishment	(3,327)	—
Net loss on disposal of property, plant and equipment	75	1,296
Equity (gain) loss	(103)	185
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	42,138	(3,417)
Inventories	(31,329)	3,328
Other assets	2,877	(14,285)
Accounts payable and accrued expenses	(1,801)	(17,492)
Other liabilities	(1,563)	(579)

Net cash used in operating activities	(2,802)	(64,724)

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,810)	(26,904)
Acquisition of business, net of cash acquired	—	(2,088)
Purchases of investments	(87,316)	(68,089)
Proceeds from maturities of investments	14,200	174,644
Proceeds from sale of investments	75,069	10,120
Proceeds from sale of property, plant and equipment	219	—
Proceeds from development loans	7,177	—
Decrease (increase) in restricted cash	1,399	(6,510)

Net cash (used in) provided by investing activities	(19,062)	81,173

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(1,313)	(1,131)
Repayment of revolving credit facility	—	(5,705)
Repayment of convertible notes	—	(8,000)

Net cash used in financing activities	(1,313)	(14,836)

Effect of exchange rate changes on cash and cash equivalents	(3,298)	252
Net (decrease) increase in cash and cash equivalents	(26,475)	1,865
Cash and cash equivalents at beginning of period	79,158	56,379

Cash and cash equivalents at end of period	$52,683	$58,244

(1)	As adjusted due to the implementation of FASB ASC 470-20 (See Note 1).
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
     On August 19, 2009, the Company acquired 100% of the outstanding common shares of Solar Integrated Technologies, Inc. (“SIT”), a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic (“BIPV”) roofing systems for commercial rooftops. The results of SIT’s operations have been included in the Company’s Consolidated Financial Statements beginning August 19, 2009.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the three months ended March 31, 2011 and 2010, the Company incurred total interest costs of $6.5 million and $7.4 million, respectively, of which $0.3 million and $0.2 million, respectively, were capitalized. During the nine months ended March 31, 2011 and 2010, the Company incurred total interest costs of $20.8 million and $21.1 million, respectively, of which $0.9 million and $0.4 million, respectively, were capitalized.
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
Recently Adopted Accounting Pronouncements
     On October 1, 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”),which amends Accounting Standards Codification (“ASC”) Topic 310 “Receivables” (“ASC 310”) by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve the understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The adoption of ASC 310 did not have a material effect on the Company’s consolidated financial statements.
     On July 1, 2010, the Company adopted the provisions of the FASB ASC, which amends Topic 810 "Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE), by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On July 1, 2010, the Company adopted FASB ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. Upon adoption of the guidance the delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have any impact on the Company’s consolidated financial statements.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the effect of adopting ASC 470-20:

	Consolidated Statements of Operations for the
	Three Months Ended			Nine Months Ended
	March 31, 2010			March 31, 2010
	As			As
	Previously	ASC	As	Previously	ASC	As
	Reported	470-20	Reported	Reported	470-20	Reported
	(in thousands, except per share amounts)
Interest expense	$(6,970)	$(230)	$(7,200)	$(20,770)	$(644)	$(21,414)
Total Other Income (Expense)	(7,823)	(230)	(8,053)	(19,834)	(644)	(20,478)
Loss before Income Taxes and Equity Loss	(384,936)	(230)	(385,166)	(437,427)	(644)	(438,071)
Loss before Equity Loss	(384,881)	(230)	(385,111)	(435,472)	(644)	(436,116)
Net Loss	(384,733)	(230)	(384,963)	(435,657)	(644)	(436,301)
Net loss attributable to ECD Stockholders’	(384,846)	(230)	(385,076)	(435,617)	(644)	(436,261)
Loss per share	(9.10)	—	(9.10)	(10.30)	(0.01)	(10.31)
Diluted loss per share	(9.10)	—	(9.10)	(10.30)	(0.01)	(10.31)

	Consolidated Balance Sheet as of June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Other assets	$10,980	$3,626	$14,606
Total assets	688,321	3,626	691,947
Additional paid-in capital	1,074,410	5,500	1,079,910
Accumulated deficit	(772,514)	(1,874)	(774,388)
Total ECD stockholders’ equity	298,112	3,626	301,738
Total stockholders’ equity	297,999	3,626	301,625
Total liabilities and stockholders’ equity	688,321	3,626	691,947

	Consolidated Statement of Cash Flows for the
	Nine Months Ended March 31, 2010
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net loss	$(435,657)	$(644)	$(436,301)
Amortization of debt discount and deferred financing fees	11,927	644	12,571
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net loss attributable to ECD stockholders’. The following table reconciles the numerator and denominator to calculate basic and diluted loss per share attributable to ECD stockholders’:

Three Months Ended March 31,
	2011			2010
	Net Loss			Net Loss
	Attributable			Attributable
	to ECD			to ECD
	Stockholders’	Shares	Per Share	Stockholders’	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
(in thousands, except per share amounts)

Basic and diluted loss per share	$(243,103)	49,798	$(4.88)	$(385,076)	42,307	$(9.10)

Nine Months Ended March 31,
	2011			2010
	Net Loss			Net Loss
	Attributable			Attributable
	to ECD			to ECD
	Stockholders’	Shares	Per Share	Stockholders’	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
(in thousands, except per share amounts)

Basic and diluted loss per share	$(264,072)	47,165	$(5.60)	$(436,261)	42,307	$(10.31)

     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(in thousands)
Share-based payment arrangements	1,492	1,299	1,543	1,304
     As part of the agreement for the 3.0% Convertible Senior Notes due 2013 (“Notes”) issued in June 2008, the Company also issued 3,444,975 shares of its common stock as part of a “share-lending” arrangement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes. The underwriter received all proceeds from any sale of shares pursuant to the share lending agreement. The shares must be returned to the Company no later than the maturity date of the Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. However, because the shares must be returned to the Company, the shares are not considered outstanding for purposes of calculating earnings per share.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control of the Company. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three and nine months ended March 31, 2011 and 2010, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.
Note 3 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended
	March 31,
	2011	2010
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$6,336	$6,678
Cash paid for income taxes	115	231
Decrease in accounts payable for capital expenditures	6,390	3,120
Note 4 — Acquisition
     On August 19, 2009, the Company acquired 100% of the outstanding common shares of SIT, a Los Angeles-based company that manufactures, designs and installs building integrated photovoltaic roofing systems for commercial rooftops.
     The Company paid 6.75 pence per share, or approximately $11.3 million cash consideration for all of outstanding shares of SIT. The Company also recognized a gain of $0.4 million due to the effective settlement of the Company’s and SIT’s preexisting contractual supply relationship. The gain was determined using a discounted cash flow analysis and was recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations. The Company incurred $3.0 million of acquisition-related costs during the nine months ended March 31, 2010 which are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations.

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
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statements of Operations had the acquisition date been July 1, 2009 is as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2010(1)	March 31, 2010(1)
	(in thousands, except per share amounts)
Pro Forma Information
Revenues	$72,406	$173,156
Net loss attributable to ECD stockholders’	(385,076)	(439,928)
Loss per share	(9.10)	(10.40)
Diluted loss per share	(9.10)	(10.40)

(1)	As adjusted due to implementation of FASB ASC 470-20
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
Note 5 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2011
Corporate bonds	$108,906	$247	$(1,153)	$108,000

U.S. Government securities	1,001	—	—	1,001

	$109,907	$247	$(1,153)	$109,001

June 30, 2010
Corporate bonds	$89,935	$5	$(1,377)	$88,563
U.S. Government securities	11,001	4	—	11,005
Auction rate certificates	14,200	—	(1,731)	12,469
Auction rate securities rights	—	1,734	—	1,734

	$115,136	$1,743	$(3,108)	$113,771

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	March 31, 2011		June 30, 2010
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
		(in thousands)
Due in less than one year	$69,446	$68,668	$38,586	$39,189
Due after one year through five years	40,461	40,333	76,550	74,582

	$109,907	$109,001	$115,136	$113,771

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
     Sales-type lease receivables consisted of the following:

March 31, 2011
(in thousands)
Total minimum lease payments receivable	$17,243
Less: Unearned income	(6,028)

Net investment in sales-type leases	$11,215

     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of March 31, 2011 are as follows:

Fiscal Year	(in thousands)
2011	$291
2012	1,013
2013	1,034
2014	1,054
2015	1,075
Thereafter	12,776

$17,243

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Inventories
     Inventories consisted of the following:

	March 31,	June 30,
	2011	2010
	(in thousands)
Finished products	$50,974	$27,690
Work in process	33,626	13,905
Raw materials	10,263	19,900

	$94,863	$61,495

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of inventory reserves of $12.4 million and $15.9 million as of March 31, 2011 and June 30, 2010, respectively.
Note 8 — Liabilities
Warranty Liability
     A summary of the warranty liability is as follows:

(in thousands)

Liability at June 30, 2010	$41,335
Warranty expense	3,176
Warranty claims	(3,949)
Foreign currency impact	1,136

Liability at March 31, 2011	$41,698

Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	March 31,	June 30,
	2011	2010
	(in thousands)
Structured financing	$12,287	$12,929
Long-term retirement	1,488	1,663
Customer deposits	—	120
Deferred patent license fees	2,619	3,333
Deferred revenue and royalties	297	297
Rent payable	1,273	1,145
Other	311	385

	$18,275	$19,872

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Long-Term Debt
Lines of Credit
     During September 2010, the Company terminated its $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of March 31, 2011, outstanding letters of credit totaled $7.3 million.
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
     The effective interest rate for the three and nine months ended March 31, 2011 and 2010 was 10.2% and 10.4%, respectively. At March 31, 2011 and June 30, 2010, the carrying amount of the conversion option recorded in stockholders’ equity was $81.1 million and $81.9 million, respectively.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The net carrying amount of the Notes is as follows:

	March 31, 2011	June 30, 2010
	(in thousands)
Outstanding principal	$263,153	$293,250
Less: unamortized discount	34,399	49,596

Net carrying amount	$228,754	$243,654

     The gross interest expense recognized is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(in thousands)
Contractual interest	$1,974	$2,372	$6,304	$7,116
Amortization of discount	3,392	3,772	10,756	10,969
Amortization of debt issue costs	582	570	1,710	1,602

Gross interest expense recognized	$5,948	$6,714	$18,770	$19,687

     The Company adopted the provisions of ASC 470-20 on July 1, 2010, with retrospective application to prior periods. (See Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information). As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter. The term of the share lending arrangement coincides with the Notes term and will terminate no later than June 15, 2013. The fair value of the outstanding loaned shares as of March 31, 2011 and June 30, 2010 was $7.8 million and $14.1 million, respectively. The Company recognized debt issuance costs of $5.5 million which are amortized using the effective interest method over the life of the share lending arrangement as interest cost and are included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company has $2.9 million and $3.9 million of unamortized issuance costs associated with the share-lending arrangement as of March 31, 2011 and June 30, 2010, respectively. In addition, the Company recognized an additional $0.7 million and $0.6 million of interest costs relating to the amortization of the issuance costs associated with the share lending arrangement for the nine months ended March 31, 2011 and 2010, respectively. The counterparty to the share lending agreement is required to provide collateral at least equal to 100% of the market value of the loaned shares when the rating from Standard and Poor’s Ratings Group for its indebtedness falls below A-. No collateral was required as of March 31, 2011.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Impairment
     The Company periodically evaluates the carrying value of its assets whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
     Due to changing market conditions in the quarter ended March 31, 2011, losses incurred to-date and a dramatic and abrupt shift in the Italian and French solar incentives structures, the Company concluded that the carrying values of its assets may not be recoverable. Accordingly, the Company commenced with an impairment analysis of the assets included in its United Solar Ovonic segment as of March 31, 2011. The Company’s assessment utilized quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with the Company’s business plan; however, actual cash flows in the future may differ significantly from those previously forecasted.
     Based on the results of the analysis, the Company recorded an impairment loss of $221.5 million in carrying value of the Company’s property, plant and equipment and a reserve of $1.3 million on the development loan to Winch Energia S.R.L and its affiliates (collectively, “Winch”) (See Note 17 — Variable Interest Entity for additional information).
     In the quarter ended March 31, 2010, due to changing market conditions, losses incurred to-date and the increased near-term capacity anticipated from the Company’s technology roadmap, the Company concluded that the carrying values of its long-lived assets, including goodwill, may not recoverable, and the Company recorded an impairment loss of $358.0 million.
Note 12 — Restructuring Charges
     The Company has incurred ongoing restructuring charges to better align operating expenses with near-term revenue expectations. In March 2011 and September 2010, the Company incurred additional restructuring charges as part of its business realignment. The Company incurred total restructuring costs of $2.1 million, all of which were recognized during the nine months ended March 31, 2011 and were primarily related to employee severance. The March 2011 restructuring will be completed in the fourth quarter of fiscal year 2011. The restructuring charges were primarily incurred in the United Solar Ovonic segment.
     A summary of the Company’s restructuring liability is as follows:

	Employee-Related	Other
	Expenses	Expenses	Total
	(in thousands)
Balance June 30, 2010	$3,311	$—	$3,311
Charges	1,885	215	2,100
Utilization or payment	(2,814)	(215)	(3,029)
Currency translation	(9)	—	(9)

Balance March 31, 2011	$2,373	$—	$2,373

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Share-Based Compensation
     The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three months ended March 31, 2011 and 2010 was $1.4 million and $1.2 million, respectively. Total share-based compensation expense for the nine months ended March 31, 2011 and 2010 was $3.1 million and $3.4 million, respectively.
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
     A summary of the transactions during the nine months ended March 31, 2011 with respect to the Company’s stock options is as follows:

			Aggregate
		Weighted-Average	Intrinsic Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2010	864,849	$25.06	$—
Granted	—	—
Exercised	—	—	—
Expired	(313,210)	22.99
Forfeited	(22,922)	23.40

Outstanding at March 31, 2011	528,717	26.36	—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below sets forth stock options exercisable:

				Weighted-
		Weighted-		Average
		Average	Aggregate Intrinsic	Contractual Life
		Exercise	Value(1)	Remaining
	Shares	Price	(in thousands)	in Years
Exercisable at March 31, 2011	453,328	$24.17	$—	3.67

Exercisable at June 30, 2010	726,944	22.75	—	2.80

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of March 31, 2011, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 1.0 year.
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
     Information concerning RSAs awarded during the nine months ended March 31, 2011 is as follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value
Nonvested at June 30, 2010	101,668	$31.14
Awarded	—	—
Vested	—	—
Forfeited	(1,870)	18.19
Released from restriction	(48,425)	26.97

Nonvested at March 31, 2011	51,373	35.54

     As of March 31, 2011, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 1.0 years.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
     Restricted Stock Units (“RSUs”) settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the 2010 Omnibus Incentive Compensation Plan, 2006 Stock Incentive Plan or the Executive Severance Plan and the 2009 Long Term Incentive Plan (collectively the “Plans”), as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis.
     The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense. Information concerning RSUs awarded during the nine months ended March 31, 2011 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2010	309,622	$18.57
Awarded	1,602,205	4.28
Vested	—	—
Forfeited	(154,503)	12.86
Released from restriction	(10,271)	5.11

Nonvested at March 31, 2011	1,747,053	7.47

     As of March 31, 2011, there was $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.2 years.
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At March 31, 2011, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheet as of March 31, 2011 was $0.3 million. The fair value of the Company’s Notes was estimated at $160.9 million as of March 31, 2011 using level 1 inputs. In addition, the fair value of the Company’s outstanding loaned shares related to the share-lending agreement was estimated at $7.8 million as of March 31, 2011 using level 1 inputs.
     Information regarding the Company’s assets measured at fair value is as follows:

	As of March 31, 2011
	Fair Value Measurements at
	Reporting Date Using
				Total Fair Value
				and Carrying
				Value on our
	Level 1	Level 2	Level 3	Balance Sheet
	(in thousands)
Investments in corporate bonds	$108,000			$108,000
Investments in U.S. government securities	1,001			1,001
Investments in money market funds	32,990			32,990

	As of June 30, 2010
	Fair Value Measurements at
	Reporting Date Using
				Total Fair Value
				and Carrying
				Value on our
	Level 1	Level 2	Level 3	Balance Sheet
	(in thousands)
Auction rate certificates			$12,469	$12,469
Auction rate securities rights			1,734	1,734
Investments in corporate bonds	$88,563			88,563
Investments in U.S. government securities	11,005			11,005
Investments in money market funds	59,375			59,375

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the changes in Level 3 assets for the nine months ended March 31, 2011:

	Auction Rate	Auction Rate
	Certificates	Securities Rights
	(in thousands)
Balance at June 30, 2010	$12,469	$1,734
Redeemed by UBS	(14,200)	—
Net gain (loss) recognized in earnings	1,731	(1,734)

Balance at March 31, 2011	$—	$—

     In addition to the items that are measured at fair value on a recurring basis, the Company also measured certain assets at fair value on a nonrecurring basis. As a result of an impairment analysis, the Company recorded an impairment loss of $222.8 million to write its assets down to fair value (See Note 11 — Impairment Loss for additional information). The Company has determined that these fair value measurements rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.
     Information regarding the Company’s assets included in its United Solar Ovonic Segment that were measured at fair value on a nonrecurring basis is as follows:

	As of March 31, 2011	As of March 31, 2010
	Level 3	Level 3
	(in thousands)	(in thousands)
Property, plant and equipment, net	$86,709	$296,007
Note 15 - Income Taxes
     The net tax expense of $0.3 million for the nine months ended March 31, 2011 primarily relates to the Company’s non-U.S. operations.
     Included within the Company’s net operating losses (“NOLs”) of $451.2 million, are acquired NOLs of approximately $61.7 million in connection with the acquisition of SIT. Sections 382 and 383 of the Internal Revenue Code limit the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and the amount of such limitation is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service. The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million.
     The Company has a full valuation allowance against its net deferred tax assets of $388.9 million (consisting primarily of U.S. NOL carryforwards which expire in various amounts between the current year and 2030, and basis differences in property, plant and equipment and intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more likely than not that the deferred tax assets would not be realized.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 — Derivative and Hedging Activities
     The Company is exposed in the normal course of business to foreign currency risks that affect the Company’s assets, financial position, results of operations and cash flows. The primary exposure to foreign currency risk is forecasted transactions denominated in Pesos and Euros. The Company uses forward contracts to hedge the cost of operations in Pesos and committed transactions denominated in Euros. The Company does not use forward contracts for speculative or trading purposes.
     The Company held derivative financial instruments totaling $5.0 million in notional value and $0.3 million in fair value as of March 31, 2011. The Company accounts for these derivative financial instruments using cash-flow-hedge accounting treatment and recognizes the effective portion of the changes in fair value of the forward contracts as a component of “Accumulated other comprehensive loss, net” in the Company’s Consolidated Balance Sheets. As of March 31, 2011, the net unrealized gains on these contracts recorded in “Accumulated other comprehensive loss, net” was $0.3 million.
     In addition, the Company held derivative financial instruments totaling $8.8 million notional value and an insignificant amount in fair value as of March 31, 2011. These derivative financial instruments are not designated as cash-flow-hedges and the Company recognizes the changes in the fair value in “Other nonoperating expense, net” in the Company’s Consolidated Statements of Operations. As of March 31, 2011, the Company recorded $0.6 million in “Other nonoperating expense, net.”
Note 17 — Variable Interest Entity
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
     In 2010, the Company entered into a development loan agreement and a development services agreement with Winch whereby the Company would fund Winch’s acquisition of development rights for solar installation projects in Italy. As part of these agreements, the Company provided Winch with the funding necessary to procure the development rights and fund third party development expenditures until permanent financing is obtained. The Company will also supply the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey Engineering, Procurement and Construction (“EPC”) contractor, who will install the solar modules supplied by the Company. The development loan is secured by a pledge in equity in the Winch entities holding the projects. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the second quarter of fiscal year 2011, Winch secured third party financing for the first group of projects, which were allocated into a separate legal entity, and initiated the construction of these projects. The Company’s development loan attributed to these projects was $5.2 million and, in connection with the third party financing, $3.1 million was repaid along with $0.4 million in interest and services to the Company and $2.1 million was converted into an unsecured vendor loan, which is subordinate to the new third party financing. Further, the Company sold $11.0 million of products to the EPC contractor during the second quarter of 2011 for the projects in this separate legal entity.
     During the third quarter of fiscal year 2011, Winch secured third party financing for the second group of projects, which were allocated into a separate legal entity and initiated construction of these projects using the Company as the EPC contractor. The Company’s development loan attributed to these projects was $5.8 million which was repaid to the Company along with $0.8 million of accrued interest and services. In the third quarter of fiscal year 2011, the Company began shipping products for this group of projects and in accordance with the Company’s accounting policies for system sales, the Company recognized $0.1 million of system revenue using the percentage of completion method related to these projects and will continue to recognize system revenue as these projects progress.
     In connection with the repayment of the development loans in the second and third quarter of fiscal year 2011, the Company has released that portion of the pledge attributable to these portions of the development loans.
     As of March 31, 2011 and June 30, 2010 the outstanding balance of the development loan was $7.0 million and $14.2 million, respectively. The development loan bears interest at 5% per annum and the Company will also receive a fee equivalent to a 10% annual interest rate on the outstanding borrowings under the loan as compensation for services provided to support the development of the projects. These amounts are payable upon maturity of the development loan. Additionally, as of March 31, 2011, the outstanding balance of the vendor loan to the separate legal entity was $2.1 million. The vendor loan bears interest at 5.5% per annum and the interest is payable upon repayment of the vendor loan.
     As a result of the change in market conditions in Italy (See Note 11 — Impairment Loss for additional information) the Company has performed an assessment of the recoverability of the development loan to Winch and recorded a reserve of $1.3 million in the quarter ended March 31, 2011.
     The Company continuously re-assesses whether ( i) entities we are associated with are still VIEs and (ii) whether we are the primary beneficiary of those entities. Previously, the Company determined that all of Winch was a VIE and should be consolidated in the Company’s consolidated results of operations, because the Company’s interest was the sole source of financial support to Winch. As the separate legal entities obtained third-party financing and commenced operations, the Company is no longer required to consolidate the separate legal entities due to our lack of any power to direct the significant activities of any of these legal entities, combined with our diminished financial support. Although, the Company is the primary beneficiary of the remainder of Winch, it has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the period ended March 31, 2011. The Winch VIE had net assets of $6.9 million consisting primarily of development rights on the properties that are yet to be developed, net of the development loan due to the Company.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 - Business Segments
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

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
	(in thousands)
Three Months Ended March 31, 2011
Revenues	$19,152	$2,342	$—	$21,494
Operating (loss) income	(235,421)	407	(4,313)	(239,327)

Three Months Ended March 31, 2010
Revenues	66,210	6,143	53	72,406
Operating (loss) income	(375,452)	3,778	(5,439)	(377,113)

Nine Months Ended March 31, 2011
Revenues	151,387	7,998	53	159,438
Operating (loss) income	(238,996)	3,532	(15,467)	(250,931)

Nine Months Ended March 31, 2010
Revenues	154,709	13,426	127	168,262
Operating (loss) income	(405,495)	7,003	(19,101)	(417,593)
Note 19 - Litigation
     On July 13, 2009, Ovonic Battery Company (“OBC”), a majority-owned subsidiary of the Company, and Chevron Technology Ventures LLC (“CTV”) completed a sale of 100% of the membership interests in Cobasys to SB LiMotive Co. Ltd. for $1. In connection with the sale of Cobasys, the Amended and Restated Operating Agreement, dated July 2, 2004, was terminated effective as of the transaction date. Termination of the Operating Agreement was effectuated by a Termination Agreement dated as of the transaction date. This transaction coincides with settlement of a pending lawsuit against Cobasys filed in August 2008 by Mercedes-Benz U.S. International, Inc. (“MBUSI”). In connection with settling the lawsuit, OBC paid MBUSI $1.1 million from the $1.3 million in royalties distributed to it by Cobasys and entered into a mutual release with MBUSI of all Cobasys-related claims. In addition, Cobasys restructured its intellectual property licenses with the Company and OBC so that OBC has royalty-free, exclusive rights to the technology for defined non-transportation uses and Cobasys has royalty-free exclusive rights for defined transportation uses.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three and nine months ended March 31, 2011. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.
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
     We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global political and financial conditions are significantly disrupting key solar markets. Our United Solar Ovonic segment has been significantly impacted by these disruptions, as reflected by the substantial decline in our solar shipments, revenues and income during the fiscal third quarter, principally due to our concentration on two of these markets, Italy and France. While we believe that these markets will return as attractive markets for us, albeit with different dynamics, we have undertaken several initiatives to improve our business to respond to the near disruptions and better position our company for the future. These initiatives include restructuring to better align our cost structure to our expected near term run rates and strategic priorities, including a substantial transition of our management leadership; enhancing our focus on our technology roadmap to improve the conversion efficiency and reduce the cost of our solar products; adjusting our sales focus in Europe to better balance direct project sales to our existing channel partners and other leading building materials companies; expanding our sales focus in North America and emerging markets, particularly with building materials companies, and solar integrators and distributors; and introducing new products that leverage the unique characteristics of our products (e.g., lightweight, flexible and easy to install/integrate).
     We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost reduction activities in the future. We have also recognized under-absorption of overhead costs, and associated period costs, resulting from our production adjustments to respond to near-term market conditions and may recognize similar costs in the future if we do not sustainably operate our facilities at productive capacity.
     Further, due to changing market conditions, losses incurred to-date and a dramatic and abrupt shift in the Italian and French solar incentives structures, we concluded that the carrying values of our assets may not be recoverable. Accordingly, we commenced with an impairment analysis of the assets included in our United Solar Ovonic segment as of March 31, 2011. Our assessment utilized quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with our business plan; however, actual cash flows in the future may differ significantly from those previously forecasted. Based upon the results of our analysis, we recorded an impairment loss of $221.5 million in carrying value of our property, plant and equipment and a reserve of $1.3 million on the development loan to Winch.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product and system sales, gross profit, pre-tax income, earnings per share, net income, EBITDA, EBITDARS, cash flow from operations and other key performance metrics. We also use production and shipments, measured in megawatts (“MW”), and gross margins on product and system sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment. During the quarter ended March 31, 2011, we produced 26.3 MW compared to 10.4 MW for the same period in 2010.
Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
United Solar Ovonic Segment

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
REVENUES
Product sales	$17,472	$54,567
System sales	1,067	9,483
Revenues from product development agreements	507	2,144
License and other revenues	106	16

TOTAL REVENUES	19,152	66,210

EXPENSES
Cost of product sales	16,589	59,505
Cost of system sales	1,000	8,614
Cost of revenues from product development agreements	222	1,627
Product development and research	1,220	2,603
Preproduction costs	—	72
Selling, general and administrative	11,083	10,923
Loss on disposal of property, plant and equipment	132	31
Impairment loss	222,803	357,975
Restructuring expense	1,524	312

TOTAL EXPENSES	254,573	441,662

OPERATING INCOME (LOSS)	$(235,421)	$(375,452)

     Total revenues for the three months ended March 31, 2011 were $19.2 million, a decrease of $47.1 million or 71.1%, compared to the same period in 2010. This decrease in total revenues was due to a $37.1 million decline in product sales, an $8.4 million decline in system sales and a $1.6 million decline in expenses from product development agreements. The $37.1 million decline in product sales is primarily comprised of a decline of $36.1 million due to lower sales volume. The $8.4 million decline in system sales was due to the completion of a large scale project in Italy in the same period in 2010. The

$1.6 million decline in revenues from product development agreements was due to an accounting reclassification. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information.
     Cost of product sales for the three months ended March 31, 2011 was $16.6 million, a decrease of $42.9 million or 72.1%, compared to the same period in 2010. The decline was primarily due to a $31.4 million decline related to lower sales volume, a $3.0 million decline due to a lower cost product mix and a reduction in unabsorbed overheard charges of $7.5 million over the same period in 2010.
     Cost of system sales for the three months ended March 31, 2011 was $1.0 million, a decrease of $7.6 million or 88.4%, compared to the same period in 2010. The decrease was due to the completion of a large scale project in Italy in the same period in 2010.
     The combined cost of revenues from product development agreements and product development and research expenses for the three months ended March 31, 2011 was $1.4 million, a decrease of $2.8 million or 65.9%, compared to the same period in 2010. The decrease was primarily due to lower product development and research expenses on funded projects. $2.2 million of gross expense in the current quarter was partially offset by $0.7 million of funding from cost sharing agreements. Effective in the first quarter of fiscal 2011, funding from cost sharing agreements is recorded net with product development and research expenses. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information.
     Selling, general and administrative expenses for the three months ended March 31, 2011 were $11.1 million, an increase of $0.2 million or 1.4%, compared to the same period in 2010. The increase was primarily related to an increase in bad debt expense partially offset by a decrease in consulting and related services.
     During the third quarter, changing market conditions caused us to evaluate the recoverability of our assets. As a result, we recorded an impairment loss of $221.5 million in carrying value of our property, plant and equipment and a reserve of $1.3 million on the development loan to Winch. See Note 11 “Impairment Loss” and Note 17 “Variable Interest Entity” to our Notes to the Consolidated Financial Statements for additional information.
     During the three months ended March 31, 2011, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $1.5 million of charges were primarily for employee severance offset by refinements to our existing reserve estimates. See Note 12 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.

Ovonic Materials Segment

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
REVENUES
Product sales	$129	$1,026
Royalties	1,865	1,919
Revenues from product development agreements	55	436
License and other revenues	293	2,762

TOTAL REVENUES	2,342	6,143

EXPENSES
Cost of product sales	154	863
Cost of revenues from product development agreements	23	322
Product development and research	1,342	839
Selling, general and administrative expenses	416	341

TOTAL EXPENSES	1,935	2,365

OPERATING INCOME	$407	$3,778

     Total revenues for the three months ended March 31, 2011 were $2.3 million, a decrease of $3.8 million or 61.9%, compared to the same period in 2010. The decrease in total revenues was primarily due to a nonrecurring license fee of $2.5 million in the year-ago period, a decrease in sales of nickel hydroxide materials of $0.9 million and reduced product development agreement revenue of $0.4 million.
     Cost of product sales for the three months ended March 31, 2011 decreased by $0.7 million or 82.2%, compared to the same period in 2010. The decrease was due to reduced production and sales of nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $1.4 million, an increase of $0.2 million or 17.5%, compared to the same period in 2010. A decrease in the cost from product development agreements of $0.3 million was due to the completion of certain product development programs and a change in our accounting policy for revenues from product development agreements which requires amounts funded by the customer to be recognized as an offset to the aggregated research and development expense rather than contract revenues. Increased product development and research expenses of $0.4 million were primarily due to nonrecurring charges.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $4.4 million for the three months ended March 31, 2011, a decrease of $1.1 million or 20.2%, compared to the same period in 2010. The decrease was primarily due to a decrease in payroll and payroll related costs of $0.7 million.
Other Income (Expense)
     Other expense was $3.9 million for the three months ended March 31, 2011 compared to $8.1 million in the same period in 2010. The $4.2 million decrease was principally due to $1.0 million of reduced interest expense, $0.8 million of increased interest income and an increase of $2.4 million of foreign exchange income.

Income Taxes
     Income tax expense was $0.1 million for the three months ended March 31, 2011 compared to $0.1 million income tax benefit in the same period in 2010.
Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
United Solar Ovonic Segment

	Nine Months Ended
	March 31,
	2011	2010
	(in thousands)
REVENUES
Product sales	$125,398	$131,008
System sales	24,542	15,419
Revenues from product development agreements	1,304	8,134
License and other revenues	143	148

TOTAL REVENUES	151,387	154,709

EXPENSES
Cost of product sales	104,404	133,582
Cost of system sales	23,102	19,442
Cost of revenues from product development agreements	437	6,593
Product development and research	4,802	6,421
Preproduction costs	93	82
Selling, general and administrative	32,426	30,197
Loss on disposal of property, plant and equipment	205	1,298
Impairment loss	222,803	359,228
Restructuring expense	2,111	3,361

TOTAL EXPENSES	390,383	560,204

OPERATING LOSS	$(238,996)	$(405,495)

     Total revenues for the nine months ended March 31, 2011 were $151.4 million, a decrease of $3.3 million or 2.1%, compared to the same period in 2010. This decrease in total revenues was primarily due to a $5.6 million decline in product sales, as well as a $6.8 million decline in product development revenue, partially offset by a $9.1 million increase in system sales.
     The $5.6 million decline in product sales was primarily due to a $17.1 million decline in sales due to a lower average selling price, offset by an $11.5 million increase in sales due to higher volume. The $9.1 million increase in system sales was due to revenues from a large scale project in the United States in the first half of the current fiscal year. The $6.8 million decline in revenues from product development agreements was due to an accounting reclassification. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses. See Note 1 “Nature of Operations, Basis of Presentation and Summary of Accounting Policies” paragraph “Revenues from Product Development Agreements” to our Notes to the Consolidated Financial Statements for additional information.

     Cost of product sales for the nine months ended March 31, 2011 was $104.4 million, a decrease of $29.2 million or 21.8%, compared to the same period in 2010. The decline was primarily due to $13.5 million of reduced unabsorbed overhead charges, a $1.7 million decline in cost due to a combination of lower cost product mix and higher volume, with the remainder due to improved operating efficiencies.
     Cost of system sales for the nine months ended March 31, 2011 was $23.1 million, an increase of $3.7 million or 18.8%, compared to the same period in 2010. The increase was primarily due to continuing costs from a large scale project in the United States, with the majority of those costs being incurred in the first half of the current fiscal year.
     The combined cost of revenues from product development agreements and product development and research expenses for the nine months ended March 31, 2011 was $5.2 million, a decrease of $7.8 million or 59.7%, compared to the same period in 2010. The decrease was primarily due to lower product development and research expenses on funded projects. The $8.1 million gross expense in the current quarter was partially offset by $2.8 million of funding from cost sharing agreements. Effective in the first quarter of fiscal year 2011, funding from cost sharing agreements is recorded net with product development and research expenses.
     Selling, general and administrative expenses for the nine months ended March 31, 2011 were $32.4 million, an increase of $2.2 million or 7.4%, compared to the same period in 2010. The increase was primarily related to an increase in bad debt and incentive plan expense, partially offset by savings in supplies and consulting related services.
     During the third quarter, changing market conditions caused us to evaluate the recoverability of our assets. As a result, we recorded an impairment loss of $221.5 million in carrying value of our property, plant and equipment and a reserve of $1.3 million on the development loan to Winch. See Note 11 “Impairment Loss” and Note 17 “Variable Interest Entity” to our Notes to the Consolidated Financial Statements for additional information.
     During the nine months ended March 31, 2011, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $2.1 million of charges were primarily for employee severance offset by refinements to our existing reserve estimates. See Note 12 “Restructuring Charges” to our Notes to the Consolidated Financial Statements for additional information.

Ovonic Materials Segment

	Nine Months Ended
	March 31,
	2011	2010
	(in thousands)
REVENUES
Product sales	$332	$2,554
Royalties	5,923	6,132
Revenues from product development agreements	676	1,444
License and other revenues	1,067	3,296

TOTAL REVENUES	7,998	13,426

EXPENSES
Cost of product sales	286	2,172
Cost of revenues from product development agreements	357	1,030
Product development and research	2,552	2,397
Selling, general and administrative expenses	1,271	824

TOTAL EXPENSES	4,466	6,423

OPERATING INCOME	$3,532	$7,003

     Total revenues for the nine months ended March 31, 2011 were $8.0 million, a decrease of $5.4 million or 40.4%, compared to the same period in 2010. The decrease in total revenues was primarily due to a nonrecurring license fee of $2.5 million in the year-ago period, a decrease in sales of nickel hydroxide materials of $2.2 million and reduced product development agreement revenue of $0.8 million.
     Cost of product sales for the nine months ended March 31, 2011 were $0.3 million, a decrease of $1.9 million or 86.8%, compared to the same period in 2010. The decrease was due to reduced production and sales of nickel hydroxide materials.
     Combined cost of revenues from product development agreements and product development and research expenses were $2.9 million, a decrease of $0.5 million or 15.1%, compared to the same period in 2010. The decrease was primarily due to the completion of certain product development programs and a change in our accounting policy for revenues from product development agreements which requires amounts funded by the customer to be recognized as an offset to the aggregated research and development expense rather than contract revenues.
Corporate and Other
     Selling, general and administrative expenses, which consist primarily of corporate operations, including human resources, legal, finance, strategy, information technology, business development, and corporate governance, were $15.9 million for the nine months ended March 31, 2011, a decrease of $8.0 million or 33.6%, compared to the same period in 2010. The decrease was primarily due to decreases in payroll and payroll related costs of $1.1 million, outside services of $1.2 million and legal fees of $1.1 million and continued reductions in other expense categories.

Other Income (Expense)
     Other expense was $13.2 million for the nine months ended March 31, 2011 compared to $20.5 million in the same period in 2010. The $7.3 million decrease was principally due to a $3.3 million gain on debt extinguishment, $1.5 million of reduced interest expense, $1.3 million of increased interest income and an increase of $2.4 million of foreign exchange income offset by $1.3 million distribution from our previously owned Cobasys joint venture in fiscal year 2010.
Income Taxes
     Income tax expense was $0.3 million for the nine months ended March 31, 2011 compared to $2.0 million income tax benefit in the same period in 2010. The increase in income taxes primarily relates to the Company electing in 2009, for federal tax purposes, to monetize research and development and alternative minimum tax credits and carry back net operating losses to recover taxes paid in prior periods. These elections are not available under the current tax law.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. We believe that cash, cash equivalents and investments will be sufficient to meet our liquidity needs for our current production and sales operations. Over time we expect to require additional sources of liquidity to fully fund capital expenditures and other costs associated with implementation of our multi-year technology roadmap and to retire our Notes due in June 2013. At March 31, 2011, we had consolidated net working capital of $238.3 million, including $161.7 million in cash, cash equivalents, and short-term investments consisting of corporate bonds and U.S. Government agency notes.
Cash Flows
     Net cash used in operating activities decreased $61.9 million to $2.8 million for the nine months ended March 31, 2011 from $64.7 million for the nine months ended March 31, 2010. This decrease was driven by $42.8 million of favorable changes in net working capital and $19.1 million of reduced net loss adjusted for non-cash items.
     Net cash used in investing activities was $19.1 million for the nine months ended March 31, 2011 a decrease of $100.2 million from $81.2 million of cash provided by investing activities for the nine months ended March 31, 2010. This decrease was principally due to increased purchases of investments of $19.2 million, $95.5 million of reduced proceeds from maturities and sales of our investments, offset by $2.1 million of net cash acquired from the acquisition of SIT in fiscal year 2010, proceeds from development loans of $7.2 million, $7.9 million in changes in restricted cash, and increased capital expenditures of $2.9 million.
     Net cash used in financing activities decreased $13.5 million to $1.3 million for the nine months ended March 31, 2011 from $14.8 million for the nine months ended March 31, 2010. This decrease was principally due to the $5.7 million and $8.0 million of repayments of the revolving credit facility and convertible notes made in the prior year.
Short-term Borrowings
     During September 2010, we terminated our $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit

Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of March 31, 2011, outstanding letters of credit totaled $7.3 million.
Convertible Senior Notes
     Our 3.0% Convertible Senior Notes due 2013 (“Notes”) bear interest at a rate of 3.0% per year, payable on June 15 and December 15 of each year. If the Notes are not converted, they will mature on June 15, 2013. The Notes are only convertible prior to March 13, 2013 under specific circumstances involving the price of our common stock, the price of the Notes and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control of ECD. The holders of the Notes may convert the principal amount of their Notes into cash and, if applicable, shares of our common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of our common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. The applicable conversion rate will be subject to adjustments in certain circumstances. The notes are senior unsecured obligations of ECD and rank equal in right of payment with any future senior unsecured debt of ECD, and senior in right of payment to all of ECD’s existing and future debt, if any, that is subordinated to the Notes.
     In September 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 1,309,263 shares of common stock in exchange for an aggregate principal amount of $9.1 million of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $1.2 million. In addition, in December 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 3,401,355 shares of common stock in exchange for an aggregate principal amount of $21.0 million of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $2.1 million. In future periods we may pursue additional debt-for-equity exchanges and other transactions to reduce the outstanding principal of our Notes prior to their maturity.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes and U.S. Government agency notes) represents funds held temporarily, pending use in our business and operations. We had $109.0 million of these investments as of March 31, 2011. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment (excluding cash equivalents) shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $1.0 million as of March 31, 2011.
Foreign Exchange Risk
     We primarily conduct our business in U.S. Dollars, which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.
     The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. For the three months ended March 31, 2011, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.4 million.
     We recognized a net foreign currency transaction gain of $1.2 million and loss of $1.3 million for the three months ended March 31, 2011 and 2010, respectively. We recognized a net foreign currency transaction gain of $0.8 million and loss of $1.4 million for the nine months ended March 31, 2011 and 2010, respectively.

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

ENERGY CONVERSION DEVICES, INC.
Dated: May 10, 2011	By:	/S/ William C. Andrews
William C. Andrews
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2011	By:	/S/ Jay B. Knoll
Jay B. Knoll
Interim President