Form 10-K
period 2011-06-30
ENERGY CONVERSION DEVICES INC
filed 2011-08-25
CIK 32878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          To
Commission File Number 1-8403
ENERGY CONVERSION DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1749884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Lapeer Road, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 475-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of December 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $244.4 million based on the closing price as reported on the NASDAQ Global Select Market. As of August 19, 2011, there were 53,269,925 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement to be filed within 120 days of June 30, 2011 for the 2011 Annual Meeting of Stockholders.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2011

i

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
Overview
     Energy Conversion Devices, Inc. (ECD) (NASDAQ: ENER), through its United Solar Ovonic (“USO”) subsidiary, is a global leader in building-integrated and rooftop photovoltaics (“PV”). The Company manufactures, sells and installs thin-film solar laminates that convert sunlight to clean, renewable energy using proprietary technology. ECD’s UNI-SOLAR® brand products are unique because of their flexibility, lightweight, ease of installation, durability and real-world efficiency.
     In addition, ECD’s Ovonic Materials Division is a pioneer in advanced battery technology, primarily as the inventor and worldwide licensor of nickel-metal-hydride (“NiMH”) battery technology, as well as state-of-the-art cathode materials for Lithium-Ion (“Li-Ion”) batteries, and is developing low-cost fuel cells, hydrogen production from bioreformation and hydrogen storage technologies. In July 2011, we announced that we are seeking a strategic sale of our subsidiary, Ovonic Battery Company, Inc. (“OBC”), which comprises substantially all of the business of our Ovonic Materials Division, in order to focus on our United Solar Ovonic business activities.
Our Business Segments
     We operate our business in two segments: United Solar Ovonic and Ovonic Materials. Financial information regarding each segment is available in Note 25, “Business Segments,” to our Notes to the Consolidated Financial Statements.
United Solar Ovonic
     Our USO segment, which primarily consists of our wholly owned subsidiary, United Solar Ovonic LLC, is the world’s only large-scale manufacturer of flexible PV laminates designed to be integrated directly with roofing materials. Our PV laminates, which are marketed under the UNI-SOLAR® brand, have several advantages over conventional, commodity glass-based solar panels, including: better aesthetics; lighter weight; suitability for a broader range of commercial roofs including the growing low-load bearing roof and building-integrated photovoltaic (“BIPV”) market; easier installation including the ability to be factory integrated into roofing materials; no roof penetrations; lower total installed cost; and higher incentives in key markets.
     We sell our PV laminates principally for commercial and industrial rooftop applications through roofing materials manufacturers, builders and building contractors, and solar power installers/integrators that incorporate our PV laminates into their products for commercial sale and then handle all aspects of the customer relationship, including marketing, sales and service. Our products offer solutions for low load-bearing rooftops, BIPV and building-applied photovoltaics (“BAPV”).
     In addition to commercial rooftop solutions, we are expanding our product line to include residential applications. Our PowerShingle™ has the look of a conventional asphalt shingle and is installed in a similar fashion. The product leverages the unique characteristics of UNI-SOLAR® laminates and opens the fast-growing residential rooftop solar market to us.
     We manufacture our PV laminates using our proprietary vacuum deposition and large-scale, roll-to-roll manufacturing process that deposits amorphous silicon as a thin film on a stainless steel substrate. We have designed, developed and manufactured the automated production equipment based on these proprietary technologies. We believe our manufacturing process and product design create significant barriers to entry for competitors who may seek to produce products similar to ours. We also believe that consolidating our PV equipment design and manufacturing activities with our PV laminate manufacturing process allows us to more effectively improve our manufacturing efficiency and reduce capital costs.
     Our PV modules compete with conventional electricity generation technologies and renewable energy generation technologies such as wind-powered turbines. Our principal competitors in the solar market include the following: Sharp Corporation, Q-Cells AG, Kyocera Corporation, Sanyo Electric Co., Ltd. (“Sanyo”), SunPower Corp., Mitsubishi Electric Corporation, Yingli Green Energy, Trina Solar Limited, and Suntech Power Holdings Co., Ltd., all of which predominantly manufacture crystalline or polycrystalline silicon PV modules, and First Solar, Inc., which manufactures thin-film cadmium telluride PV modules on glass substrates. Solyndra LLC, Global Solar Energy Inc. and Ascent Solar Technologies, Inc., all of which manufacture copper indium gallium diselenide (“CIGS”) solar modules, represent emerging technologies seeking to compete with us. The competitiveness of alternative energy generation products, including solar power products, is typically enhanced by governmental incentives designed to encourage the use of these products as compared to conventional energy-generation sources, which today are less expensive at the customer level in most locations. However, our long-term goal is to compete directly, without subsidies, in energy markets.
     We have entered into long-term supply agreements with our customers, some of which are “take-or-pay” agreements (under which we could demand that the customer purchase a specified minimum amount of our products). As of June 30, 2011, our backlog of anticipated product sales for fiscal years 2012 through 2016 was $303.0 million. As of June 30, 2010, our backlog of anticipated product sales was approximately $634.6 million. Anticipated product sales include future firm commitments under take-or-pay agreements (i.e., contractually required minimum quantities), confirmed orders from customers as of June 30, 2011, and government contracts. The Company’s estimate of anticipated product sales may be impacted by various assumptions, including anticipated price reductions, currency exchange rates and overall customer demand. Current macroeconomic conditions, including the global economic crisis, are adversely impacting our customers, including some customers (who are unable to fully comply) with take-or-pay agreements, and, as a result, our revenues and net income are likewise adversely impacted. We are working with our customers to preserve relationships and maximize long-term value by, among other things, reallocating product shipments to other customers and pursuing other remedies (including contract renegotiations), as appropriate on a case-by-case basis. For a discussion of the risks associated with our backlog and customer demand more generally, see Item 1A, “Risk Factors.”
     Our strategic customers include Soprema, Constellation Energy, General Membrane, Unimetal, Alwitra Flachdach Systeme GmbH, Marcegaglia Taranto S.p.A., and Derbigum Suisse Sarl. The only customer with sales in excess of 10% of our solar sales for the 2011 fiscal year were affiliates of the Winch Energy Group, which collectively represented 15% of our solar sales, in connection with a series of solar installation projects in Southern Italy. The only customer with sales in excess of 10% of our solar sales for the 2010 fiscal year was Enel Green Power, which represented 20% of our solar sales, in connection with a solar project in Naples, Italy. For more information about our major customers and our revenues by geographic region, see Note 25, “Business Segments,” to our Notes to the Consolidated Financial Statements.
     We presently have 120 megawatts (“MW”) of nameplate manufacturing capacity. Our long-term research and development strategy involves reducing production costs, improving light-to-electricity conversion efficiency and identifying new commercial applications for our products. We seek to offset our research and development costs with third-party funding, including product development agreements and government funding. In June 2010, we announced our “Technology Roadmap” to improve our conversion efficiency and reduce manufacturing cost per watt by introducing new processes in our production machines. In the first phase, we modified, and are now optimizing, a deposition line at our Auburn Hills campus to incorporate our new high frequency (“HF”) deposition technology. The next phase will involve modifications of another deposition line at our Greenville campus to incorporate our HF technology depositing enhanced-efficiency silicon (“Nano-Crystalline™”), which is expected to further increase aperture area efficiency in calendar year 2012, with further reductions in cost per watt. These modifications will also increase the capacity of the modified lines.
     The key raw materials used in our United Solar Ovonic segment are stainless steel, high purity industrial gases (primarily argon, nitrogen, hydrogen, silane and germane) and polymer materials. We believe we have adequate sources for the supply of key raw materials and components for our PV laminate manufacturing needs. We have recently expanded our supplier base for certain key raw materials and components for efficiency, cost reduction and quality, while limiting the number of suppliers who act as the single-source supplier for a particular raw material. We are actively managing our direct material costs through purchasing strategies, product design and operating improvements. We have entered into long-term supply agreements, some of which are “take-or-pay” agreements that require us to purchase a specified minimum amount of materials, with our suppliers.
     Our United Solar Ovonic segment is headquartered in Auburn Hills, Michigan, and has manufacturing facilities in Auburn Hills and Greenville, Michigan, Tijuana, Mexico and LaSalle, Ontario. We maintain sales offices in France, Germany, Italy and the United States. Additionally, we have established a joint venture, United Solar Ovonic Jinneng Limited, which is organized under the laws of the People’s Republic of China, to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. We presently own 25% of the joint venture, with the option to increase our ownership to 51% in certain circumstances. Tianjin Jinneng Investment Co. owns the remainder of the joint venture. The joint venture commenced operations in the fourth quarter of fiscal year 2010.
Ovonic Materials
     Our Ovonic Materials segment invents, designs and develops materials and products based on our pioneering materials science technology. We seek to commercialize our proprietary technology internally and through third-party relationships, such as licenses and joint ventures. We commercialize our advanced battery technology, both NiMH batteries and Li-Ion cathode materials technologies, through this segment. We are also engaged in pre-commercialization activities for our emerging technologies the funding of which we seek to offset with royalties and licensing revenues and third-party funding, including product development agreements and government funding.

     In July 2011, we announced that we are seeking a strategic sale of our subsidiary OBC, which conducts our NiMH battery technology licensing and materials manufacturing activities and comprises substantially all of the business of this segment, in order to focus on our United Solar Ovonic business activities. OBC is a consolidated subsidiary, in which we have a 93.6% equity interest with the balance owned by Honda Motor Company, Ltd. (3.2%) and Sanoh Industrial Co., Ltd. (3.2%).
Advanced Battery Technology
     We have established our advanced battery technology platform based upon our proprietary NiMH and Li-Ion battery technologies. Our NiMH technology has historically formed the core of this business, and we are executing on a commercialization strategy focused principally upon licensing our NiMH battery technology to battery manufacturers throughout the world for consumer, transportation and stationary applications. We are in the process of implementing a similar commercialization strategy for our Li-Ion cathode materials technology. We also offer proprietary high-performance mixed-metal hydroxide cathode materials for use in both NiMH and Li-Ion batteries.
     NiMH batteries are rechargeable energy storage solutions offering high power and energy, long cycle life and maintenance-free operation. Li-Ion batteries are also rechargeable energy storage solutions typically offering higher energy density than comparable NiMH batteries but do not have the proven durability and abuse tolerance of NiMH batteries. Products using our NiMH battery technology compete with lithium battery technologies, lead-acid, nickel-cadmium and primary alkaline disposable batteries.
     Our advanced battery technologies are adaptable to a broad range of consumer, transportation and stationary applications. Transportation NiMH batteries are in widespread commercial use in hybrid electric vehicles where the NiMH chemistry offers proven cost, safety, performance and durability. The electrification of vehicles worldwide in hybrid electric vehicles (“HEV”), plug-in HEV (“PHEV”) and pure battery electric vehicles (“BEVs”) is expected to be a high-growth opportunity for rechargeable batteries, although there is significant competition in these transportation segments from emerging technologies such as Li-Ion.
Licensing
     We have licensed our NiMH battery technology to worldwide NiMH battery manufacturers, principally for consumer and transportation applications, on a royalty-bearing, non-exclusive basis. We receive royalties from manufacturers who are currently producing NiMH batteries using our technology. Royalties from Sanyo for consumer and transportation applications represented 48% and 36% of our revenues in this segment for fiscal years 2011 and 2010, respectively.
     We plan to commercialize our Li-Ion cathode materials technology through licensing and cooperative ventures with our existing and new licensees and strategic value-chain partners.
Materials Manufacturing
     We produce proprietary high-performance mixed-metal hydroxide cathode materials for use in NiMH and Li-Ion batteries. Our proprietary cathode materials offer advantages such as higher capacity and power, greater cycle life, high-temperature performance and lower costs. Sales to Gold Peak Industries (Holdings) Limited represented 100% of our NiMH materials product sales in this segment for both fiscal years 2011 and 2010, and 0.7% and 16%, respectively, of our total revenues in this segment for fiscal years 2011 and 2010. We conduct our manufacturing operations at a semi-automated facility in Troy, Michigan.

     The raw materials used in our mixed-metal hydroxide business are primarily nickel, cobalt and manganese. All of the raw materials used are generally readily available from numerous sources, but interruptions in production or delivery of key raw materials could have an adverse impact on our manufacturing operations in this segment. Prices for these raw materials fluctuate in the normal course of business due to supply and demand. Our product pricing formula to our customers is based on the raw material price.
Emerging Technologies
     Our research and development activities have generated new technologies, which we are seeking to commercialize. These technologies, some of which are discussed below, require further development and substantial additional funding to reach widespread commercial product status. We seek to offset our funding requirements by obtaining third-party funding through strategic alliances and government contracts.
     Ovonic Solid Hydrogen Storage Technologies
     Hydrogen is a clean and efficient fuel source, and we are developing a practical approach of storing hydrogen in a solid metal matrix at low pressures using a family of efficient metal hydrides. Our solid hydrogen storage solutions have several advantages over conventional gaseous and liquid storage solutions, including improved volumetric density and greater safety due to our technology’s low-pressure refilling and storage capabilities. We are presently selling pre-production volumes of portable hydrogen canisters manufactured in our Rochester Hills, Michigan facility.
     Ovonic Metal Hydride Fuel Cell Technologies
     Fuel cells are environmentally clean power generators in which hydrogen and oxygen are combined to produce electricity, with water and heat as the only by-products. Our proprietary Ovonic metal hydride-based alkaline fuel cell technology provides equivalent power at a much lower cost compared to conventional stationary proton exchange membrane (“PEM”) fuel cells, which use expensive platinum catalysts. As part of our development activities, we have demonstrated high power, long life fuel stacks that meet the power and life requirements of certain stationary market applications at a fraction of the cost of PEM fuel cells.
     Ovonic Bioreformation Technologies
     Hydrogen is a widely used industrial gas. Our Ovonic reformation technology produces high-purity hydrogen in a safe process from a variety of renewable biofuel and biomass sources at far lower operating temperatures than commercial processes and without the generation of carbon dioxide gas. Our proprietary process has the potential to dramatically reduce distributed hydrogen cost by eliminating high transportation costs.
     Ovonyx
     Our Ovonyx joint venture is commercializing our proprietary Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off, including in smartphones, computers, digital cameras and microelectronics. OUM, which is also known in the semiconductor industry as phase-change random access memory (“PCM” or “PRAM”), offers several advantages over conventional nonvolatile memory, including significantly faster write time, greater scalability, lower power utilization and longer life, and is compatible with existing complementary metal-oxide-semiconductor manufacturing processes.
     We own 38.6% (or 33.3% on a fully diluted basis after giving effect to the potential exercise of stock options and warrants) of the common stock of Ovonyx. As part of this joint venture arrangement, we have contributed intellectual property, licenses, production processes and know how. In addition to our equity interest in Ovonyx, we receive 0.5% of the Ovonyx annual gross revenue as a royalty.
     Ovonyx has entered into royalty-bearing, nonexclusive license agreements with Intel Corporation, Samsung Electronics Co., Ltd., Elpida Memory, Inc., STMicroelectronics N.V., BAE Systems, Hynix Semiconductor, Inc. and Numonyx B.V. (acquired by Micron Technology, Inc.) to produce OUM products. Under most of these agreements, Ovonyx has participated in joint development programs to assist in the commercialization of OUM phase-change memory products.
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
Patents and Intellectual Property
     We maintain an extensive patent portfolio presently consisting of approximately 240 U.S. patents and 247 foreign counterparts to which we are regularly adding new patents based upon our continuing research and development activities. Importantly, our portfolio includes numerous basic and fundamental patents applicable to each of our segments, covering not only materials, but also the production technology and products we develop. Based on the breadth and depth of our patent portfolio, we believe that our proprietary patent position is sustainable notwithstanding the expiration of certain patents. We do not expect the expiration of any patents to materially affect the business prospects of any of our segments.
Competition
     Since our businesses are based upon our pioneering technologies that offer fundamental solutions in the alternative energy generation, energy storage and information technology markets, we compete not only at the product level for market share but also at the technology level for market acceptance. Consequently, our competition includes well-established conventional technologies, other alternative technology solutions and other technologies within an alternative solution. For example, our PV technology competes with conventional electricity-generation technologies, such as gas and coal; alternative electricity-generation technologies, such as wind and nuclear; and other solar technologies, such as crystalline and thin-film products. Our business competitors include some of the world’s largest industrial companies, many of which are pursuing new technology solutions in addition to their well-established conventional technologies.
     A key factor affecting demand for PV systems is the levelized cost of energy (“LCOE”) supplied by such systems in comparison to other sources of electricity. LCOE is determined by dividing the net present value of the total lifetime cost of a PV system by the net present value of the total energy output of the system measured in kilowatt hours. Major factors affecting the LCOE of PV systems include the cost of the PV products, energy conversion efficiency of the PV products, cost of the remaining components of the PV system (“balance-of-system costs”), maintenance costs, and durability of performance, including energy yield. Incentive structures, if applicable, also affect the value of a PV system’s LCOE. Developers and purchasers of PV systems, particularly utility-scale and large commercial grid-connected systems, generally seek to obtain the lowest LCOE by choosing PV systems that optimize this combination of low PV product cost, high conversion efficiency, low balance-of-system and maintenance costs, and long-time durability. As a result of technology innovation, manufacturing scale and efficiency improvements and dramatic reductions in the cost of polycrystalline silicon and certain other raw materials used in many PV products, the LCOE of PV systems generally has been declining rapidly in recent years.
     We believe our research and development activities demonstrate our key business and technological advantages, mainly through our continuous efforts in inventing new technologies and improving existing materials, products and production processes. However, even as we successfully pursue these research and development activities, some of our technologies, particularly in the alternative energy generation and energy storage markets, presently face commercial barriers as compared to well-established conventional technologies, including infrastructural barriers, customer transition costs and higher manufacturing costs associated with present production volumes. The competitiveness of products based on our technologies in these areas is typically enhanced by external factors, including rising energy costs, concerns regarding energy security and governmental incentives at the consumer level. Our long-term goal is to compete directly in energy markets without subsidies.
Our Employees
     As of June 30, 2011, we employed approximately 1,300 people, approximately 610 of whom are located in the United States.
Available Information
     Our website address is energyconversiondevices.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct, charters for the committees of our Board of Directors and other information related to the Company. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
     We are executing on our Technology Roadmap to improve both the conversion efficiency and cost per watt of our laminates and thereby reduce the LCOE of PV systems that incorporate our laminates to enhance our ability to compete more effectively with other PV suppliers. Our Technology Roadmap requires a substantial investment of financial resources and novel alterations of our manufacturing processes and product designs. It also requires careful project management and coordination of multiple simultaneous activities. There is no assurance that we will have access to sufficient capital to fund our Technology Roadmap or otherwise be able to execute fully or timely on our Technology Roadmap in order to achieve the cost-reduction and conversion-efficiency goals that we have established. If we are unable to achieve these goals, our ability to compete effectively with other PV suppliers and our financial condition and results of operations will be adversely affected.
The continuing global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks for our business segments.
     The continuing global economic, capital markets and credit disruptions, including the sovereign debt issues in Europe, pose risks for our business segments. These risks include slower economic activity and investment in construction projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products, including our solar laminates. Further, these conditions have caused some of our customers to be unable to fully comply with the terms of their agreements to purchase our solar laminates.
     Continued decreases in credit availability, as well as continued economic instability, may adversely impact our existing or future business and require that we reallocate product shipments from customers who are unable to satisfy their contractual obligations to other customers or pursue other remedies, including contract renegotiation.

The decline in polysilicon prices, and the increase in the global capacity of PV products, is causing downward pressure on the prices of our products, resulting in lower revenues and earnings.
     Polysilicon, a key raw material for traditional crystalline PV products, is readily available to solar cell and module manufacturers after several years of short supply and prices have been falling rapidly. These price reductions by our competitors are contributing to price reductions of solar cells and modules that compete with our laminates. While we believe our laminates have unique characteristics that make them attractive for a variety of applications, particularly BIPV installations, the market price decline of competitive products is resulting in downward pressure on our pricing that negatively impacts our revenues and earnings and could impact inventory carrying values.
We have instituted demand-creation initiatives that are extending our business model and subjecting us to additional business and financial risks.
     We have instituted demand-creation initiatives in our United Solar Ovonic segment to stimulate demand for our products. Certain of these initiatives have extended our business model in this segment from principally manufacturing and selling laminates through our channel partners to include project origination, development, design, and installation. As a result, these initiatives have exposed us to additional business risks, such as credit risks (project financing), project construction and performance risks and risk of investment loss, which risks may be significant. There can be no assurance that these initiatives will successfully stimulate demand for our products.
In response to market conditions, we have instituted capital expenditure and cost-reduction initiatives that are impacting our financial performance and our cash resources and will continue to do so in the future.
     We have instituted a number of cost-reduction initiatives to improve our cost structure and preserve capital in response to market conditions. We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost-reduction activities in the future. In addition, in response to market conditions, we temporarily suspended our manufacturing expansion in our United Solar Ovonic segment and reduced our production in this segment. We recognized under-absorption of overhead costs resulting from our production adjustments and may recognize similar costs in the future if we do not operate our facilities at production capacity. If our production levels and related cash flows further reduce, we may be required to record an additional impairment to our property, plant and equipment, which could have a material adverse effect on our financial position and results of operations. Furthermore, there can be no assurance that market demand will align with our present manufacturing capacity and, as a result, our business could be materially adversely affected.
Volatility in customer demand in the solar industry could affect future levels of sales and profitability and limit our ability to predict such levels; if we are unable to balance our production levels with customer demand, our business and financial results will be materially adversely impacted.
     The market for solar products is volatile, fluctuating rapidly with global financial and political conditions. As a result of these market conditions, we have adjusted our production levels to meet expected demand with the result that we are operating significantly below capacity. If we are unable to balance our production levels with customer demand, our business and financial results will be materially adversely impacted.

     Historically, we have maintained moderate lead times, which have enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsalable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates. If these differences are material, our business and financial results will be materially adversely impacted.
We face intense competition from other companies producing solar energy and other renewable energy products.
     The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future core products, namely solar laminates, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions. If we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. In addition, many of our competitors manufacture predominantly crystalline or polycrystalline silicon solar modules which are currently sold at lower cost and have higher conversion efficiency than our solar laminates.
     We may also face competition from new entrants to the solar energy market, including those that offer more advanced technological solutions or that have greater financial resources. A significant number of our competitors are developing or currently producing products based on more advanced solar energy technologies, including amorphous silicon, string ribbon, CIGS and nano technologies, which may eventually offer cost and technology advantages over the technologies currently used by us. A widespread adoption of any of these technologies could result in a rapid decline in our position in the solar energy market and our revenue if we fail to adopt such technologies or develop new competing technologies. Furthermore, the entire solar energy industry also faces competition from conventional energy (for example a decline in base grid electricity prices), and non-solar renewable energy providers. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.
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
     Availability and cost of financing are significant factors that affect demand for our products. Developers and owners of solar facilities typically require project financing before initiating a solar installation. Roofing contractors and other solar integrators must obtain working capital financing to carry inventory of our products and maintain their operations. Historically, most of our customers have arranged their own financing without assistance from us, but with the illiquidity of current financing markets some of our customers have sought various forms of credit support from us. From time to time, we may provide credit support to certain customers through open account sales or extended payment terms. Due to our size and capital constraints, we are not able to satisfy all credit requests by our customers. These credit support transactions expose us to credit risk, including the risk of default by customers. In addition, if we are unable to provide credit to our customers, or otherwise induce third parties to satisfy customer credit demands, we could lose sales and be unable to achieve our future business plan.
We have a history of losses and our future profitability is uncertain; the failure to maintain sustainable profitability could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Since our inception, we have incurred significant net losses. Principally as a result of ongoing operating losses, we had an accumulated deficit of $1,080.5 million as of June 30, 2011. Our goal is to operate our business in such a way that profitability is sustainable over the long term. Nonetheless, we may be unable to become profitable or sustain profitability in the future, which in turn could materially and adversely impact our ability to repay our debt and could materially decrease the market value of our common stock (and as a result, the value of our convertible senior notes). We expect to continue to make significant capital expenditures and anticipate that our cash needs will increase as we seek to:
•	continuously improve our manufacturing operations, whether domestically or internationally;

•	service our debt obligations;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement our demand creation initiatives;

•	implement internal systems and infrastructure to support our growth; and

•	retain key members of management and other personnel, and hire additional personnel.
     We do not know whether our revenue will grow at all or grow rapidly enough to fund our cash needs and our limited operating history under our current business strategy and new management team makes it difficult to assess the extent of the expenses or their impact on our operating results. If we fail to achieve profitability, our business, results of operations, financial condition and cash flows could be materially adversely affected.

As a result of our outstanding convertible notes, we are highly leveraged. Our indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations. Additionally, if we are unable to generate sufficient cash flow to meet our payment obligations when they become due, we will need to refinance or restructure our payment obligations or pursue other alternatives, which may include seeking protection under federal bankruptcy laws.
     Together with our subsidiaries, we have a significant amount of debt and debt service requirements. As of June 30, 2011, we have approximately $263.2 million face value of outstanding debt due in June 2013 and approximately $60.7 million in other long-term obligations. This level of debt and related debt service could have significant consequences on our future operations, including:
•	making it more difficult for us to meet our payment and other obligations;

•	resulting in an event of default if we and our subsidiaries fail to comply with covenants contained in our debt agreements, which could result in such debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;

•	making it difficult to attract additional investment capital or to consummate other transactions to fund our Technology Roadmap; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
     Any of the above-listed factors could have an adverse effect on our business, financial condition, results of operations, liquidity and future prospects. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our ability to generate cash flow depends principally on the success of our Technology Roadmap to enhance our competitiveness by increasing the conversion efficiency and reducing the cost of our solar laminates. We cannot assure you that our Technology Roadmap will be successful, our business will generate cash flow from operations, or that future borrowings or other sources of capital will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital and/or undertake other transactions to meet our obligations. If we are unable to implement one or more of these alternatives in a satisfactory manner, we may not be able to meet our payment obligations under our debt and other obligations and we may be forced to seek protection under federal bankruptcy laws.

If we do not maintain compliance with NASDAQ Global Select Market continued listing requirements, our common stock may be delisted and we may be required to repurchase or refinance our convertible notes. Delisting may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and potentially result in a default if we are required to repurchase our convertible senior notes before their current maturity in June 2013.
     Our common stock is currently listed for trading on the NASDAQ Global Select Market. The continued listing of our common stock is subject to the satisfaction of certain ongoing conditions pertaining to our financial performance and marketability of our stock, including the requirement that the minimum bid price of our common stock equal or exceed $1.00 at least once over any period of 30 consecutive trading days. The trading price of our stock is affected by numerous market factors apart from our financial performance and prospects that make it difficult to predict future stock prices. As of August 19, 2011, our common stock last exceeded the minimum bid requirement on August 2, 2011. If we are unable to meet the minimum bid price requirement, NASDAQ would promptly notify us of such deficiency and we generally would have a 180-day period to meet this requirement before our stock could be suspended from trading or delisted, although such period may be extended for appeals and, in the discretion of NASDAQ, for an additional compliance period of up to 180 days. During the 180-day compliance period, we would regain compliance with this listing standard if the minimum bid price exceeds $1.00 for 10 consecutive trading days (which may be extended to no more than 20 consecutive trading days at the election of NASDAQ staff). In addition, during any such period or any extension granted by NASDAQ we could seek to regain compliance with the minimum bid price requirement by obtaining stockholder approval of a reverse stock split. Due to the NASDAQ procedures and other methods of regaining compliance with the minimum bid criteria that are described above, we do not presently expect non-compliance with the minimum bid criteria to cause our common stock to be delisted. However, there can be no assurance that we will be able to maintain compliance with the minimum conditions for continued listing. If our common stock is removed from listing, the price of our common stock may decrease and it may become harder to trade our common stock. In addition, if our common stock ceases to be listed on the NASDAQ Global Select Market and is not listed on another U.S. national securities exchange, such event would constitute a “fundamental change” under the terms of our Convertible Senior Notes (“Notes”). In the event of a fundamental change, the holders of the Notes would have the right to require us to repurchase their Notes within 35 days, which would have a material adverse effect on our liquidity. There is no assurance that additional sources of liquidity to repay the notes can be obtained on terms acceptable to the Company, or at all. If we were unable to repurchase Notes under such circumstances, we would be in default under our indenture.
We may incur future restructuring charges and long-lived asset impairment losses.
     We have recorded long-lived asset impairment losses, including impairment losses for goodwill and intangible assets, and employee severance and restructuring charges. Generally, we record long-lived asset impairment losses when we determine that our estimates of the future undiscounted cash flows will not be sufficient to recover the carrying value of the long-lived assets. During 2011 and 2010, we recorded substantial long-lived asset impairment losses and wrote off the entire balance of our goodwill and intangible assets in 2010. In light of the continued volume reductions we have experienced, we may incur similar losses and charges in the future, and those losses and charges may be significant.
Significant warranty and product liability claims could adversely affect our business and results of operations.
     We may be subject to warranty and product liability claims in the event that our solar laminates or PV systems fail to perform as expected or if a failure of our solar laminates or PV systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar laminates and PV systems are electricity-producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, because the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. As a result of our acquisition of Solar Integrated Technologies, Inc. (“SIT”), we may be subject to warranty and product liability claims associated with the manufacture, sale and installation of products by SIT before the acquisition. Moreover, we may not have adequate resources in the event of a successful claim against us.
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
     We have a PV laminate manufacturing facility in Tijuana, Mexico, a joint venture in Tianjin, China to manufacture PV laminates, and in 2011 we began establishing a PV laminate manufacturing facility in LaSalle, Ontario. Also, a portion of our expenses are denominated in currencies other than U.S. dollars. International operations and transactions are subject to certain risks inherent in doing business abroad, including:
•	the potential that we may be forced to forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries in which we choose to locate our manufacturing facilities;

•	the potential that the debt crisis in certain European countries and financial restructuring efforts may cause the value of the Euro to further deteriorate and reduce the purchasing power of European customers;

•	difficult and expensive compliance with the commercial and legal requirements of international markets;

•	difficulty in interpreting and enforcing contracts governed by foreign law, which may be subject to multiple, conflicting and changing laws, regulations and tax systems;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, currency exchange controls, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar laminates and reduce our market share in some countries;

•	being subjected to additional withholding taxes or other tax on our foreign income or tariffs and other restrictions on foreign trade and investment, including currency exchange controls;

•	being subjected to fluctuations in exchange rates which may affect product demand and our profitability in U.S. dollars to the extent the price of our solar laminates and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	limitations on dividends or restrictions against repatriation of earnings;

•	difficulty in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts; and

•	potentially adverse tax consequences associated with our permanent establishment of operations in more countries.
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
     We historically have entered into agreements with a relatively small number of major customers throughout the world. Our five largest customers represented approximately 41%, 42% and 46% of our total revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Any loss or material reduction in sales to any of our top customers would be difficult to recoup from other customers and could have an adverse effect on our sales, results of operations, financial condition and cash flows.
The reduction or elimination of government incentives related to solar power could cause our revenues to decline.
     Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Italy, Spain, France, Greece, China, Canada, United Kingdom and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. Some of these government mandates and economic incentives have expired, are scheduled to be reduced or expire, or could be eliminated altogether. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for our solar laminates or result in increased price competition and lower our revenue. In 2011, changes to the government feed-in tariff programs in Italy and France adversely affected our business and may continue to do so.
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
     The key raw materials used in our business are stainless steel, resin-based polymers, nickel and high purity industrial gases, primarily argon, nitrogen, hydrogen, silane and germane. Most of our key raw materials are readily available from numerous sources; however, we have, in certain instances, selected single-source suppliers for certain key raw materials and components for efficiency, cost and quality. Our supply chain and operations could be adversely impacted by the failure of the suppliers of the single-sourced materials to provide us with the raw materials that meet our quality, quantity and cost requirements. In addition, significant shortages or price increases in raw materials that are not single-sourced may adversely impact our business. Any constraint on our production may cause us to be unable to meet our obligations under customer purchase orders, and any increase in the price of raw materials could constrain our margins, either of which would adversely impact our financial results. In order to limit the risk that raw materials would not be readily available to us, we entered into a number of firm volume contracts with raw material suppliers. Significant fluctuations in our purchasing volume for such raw materials could expose us to contract damages that would adversely impact our financial results.
     We actively manage our raw materials and other supply costs through purchasing strategies, product design and operating improvements; however, our management may not always be effective, which could adversely impact our supply chain and financial condition. Some of our suppliers may be unable to supply our demand for raw materials and components. In such event, we may be unable to identify new suppliers or qualify their products for use in our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers also may be less suited for our technology and yield solar laminates with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar laminates manufactured with the raw materials from our current suppliers. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar laminates or increase our manufacturing cost, either of which would adversely impact our prospects, financial condition and results of operations.
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
     The operation of our manufacturing facilities entails the use and handling of potentially harmful substances, including toxic and explosive gases that pose inherent risks of environmental damage or personal injury. Although we believe that we are in material compliance with environmental rules and regulations, there can be no assurance that we will not incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances into the environment. We may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these facilities in the event of a release of hazardous substances into the environment by our operations.
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
     In addition, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct operations as they are presently conducted. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. The failure to comply with present or future regulations could result in fines, third-party lawsuits, and suspension of production or cessation of operations.

We have entered into joint ventures and licensing agreements to develop and commercialize products based on our technologies and we must manage such joint ventures and licensing agreements successfully.
     We have entered into licensing and joint venture agreements in order to develop and commercialize certain products based on our technologies. Any revenue or profits that may be derived by us from these agreements will be substantially dependent upon our ability to agree with our joint venture partners and licensees about the management and operation of the joint ventures and license agreements. In addition, any revenue or profits from such agreements will be substantially dependent on the willingness and ability of our joint venture partners and licensees to devote their financial resources and manufacturing and marketing capabilities to commercialize products based on our technologies. There can be no assurance that we will agree regarding the operation of such joint ventures and licensing agreements that required financial resources will be available on mutually agreeable terms or that commercialization efforts will be successful. If we and our joint venture partners and licensees are unable to agree with respect to the operation of our joint ventures and licensing agreements, are unwilling or unable to devote financial resources or are unable to commercialize products based on our technologies, we may not be able to realize revenue and profits based on our technologies and our business could be materially adversely affected.
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
Our ability to utilize certain carryover tax attributes could be substantially limited if we experience an ownership change under the Internal Revenue Code, which may adversely affect our results of operations and financial condition.
     As a result of our past financial performance, we have significant net operating losses and research and development credit carryforwards which expire from 2012 to 2030. We also have certain built-in losses based on the tax basis of our assets. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses (generally, the excess of the tax basis in an asset over its fair market value as of the Section 382 change date) in years after the ownership change. The built-in loss rules apply to all future tax deductions, including depreciation, during a five-year period following the date of the ownership change. An “ownership change” for purposes of Section 382 of the Code generally refers to any change in ownership of more than 50% of the company’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning, directly or indirectly, 5% or more of the stock of a company or any change in ownership arising from a new issuance of the company’s stock.
     If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between our greater than 5% stockholders, our ability to use carryover tax attributes would be subject to the limitations of Section 382. Depending on the resulting limitations, a significant portion of our net operating loss carryforwards could expire before we would be able to use them and our future tax deductions for existing tax basis would be limited, which could potentially result in future tax payments. Our inability to utilize such carryover tax attributes may adversely affect our results of operations and financial condition.
Item 1B: Unresolved Staff Comments
     None.
Item 2: Properties
     Our corporate headquarters is located in Auburn Hills, Michigan. We currently own or lease facilities worldwide which are used for manufacturing, technical, research and development, sales, and administrative purposes. The manufacturing facilities range in size from 10,000 square feet to 326,000 square feet, with an aggregate of 1.7 million square feet. In addition, we own approximately 25 acres of land in Battle Creek, Michigan upon which we started the construction of a building for our manufacturing expansion and subsequently paused in the third quarter of fiscal year 2009. In August 2009, we acquired SIT which has its European headquarters in Mainz, Germany. We believe these facilities are adequate for our business needs.
     The following table presents the locations of our primary facilities and the segment that use such facilities:

Property Location	Own or Lease
Corporate Headquarters, Auburn Hills, Michigan	Lease

Ovonic Materials Segment
Rochester Hills, Michigan Troy, Michigan	Lease Lease

United Solar Ovonic Segment
Auburn Hills, Michigan (2 facilities) Greenville, Michigan (2 facilities) Tijuana, Mexico Los Angeles, California Mainz, Germany LaSalle, Ontario	Lease Own Lease Lease Lease Lease
     In addition, we lease sales offices for our United Solar Ovonic segment in Los Angeles, California and Mt. Laurel, New Jersey, USA; Villafranca, Italy; and Paris, France.

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
Item 4: Removed and Reserved

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “ENER.” As of August 19, 2011, there were 2,074 holders of record of our common stock.
     The following table sets forth the range of high and low closing prices for our common stock as reported by The Nasdaq Global Select Market, Inc. for each period indicated:

	For the year ended June 30,
	2011		2010
	High	Low	High	Low
		(in dollars per share)
First Quarter (July — September)	$5.80	$3.76	$15.55	$10.32
Second Quarter (October — December)	5.38	4.20	13.26	9.92
Third Quarter (January — March)	5.08	1.88	12.55	7.16
Fourth Quarter (April — June)	2.34	1.05	7.77	4.10
Dividends
     We have not paid any cash dividends in the past and do not expect to pay any in the foreseeable future.
Stock Price Performance Graph
     The following graph compares the cumulative 5-year total return provided stockholders on ECD’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Clean Edge Green Energy index. Data for the NASDAQ Composite and the NASDAQ Clean Edge Green Energy Index assume market cap weighting and reinvestment of dividends over a five-year period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 30, 2006, and its relative performance is tracked through June 30, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Energy Conversion Devices, Inc., the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

*	$100 invested on 6/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011

Energy Conversion Devices, Inc.	100.00	84.60	202.14	38.84	11.25	3.24
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
NASDAQ Clean Edge Green Energy	100.00	129.77	158.48	88.64	85.17	93.87
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6: Selected Financial Data
     Set forth below is certain financial information derived from the Company’s audited consolidated financial statements.

	June 30,
	2011	2010(1)	2009(1)(2)	2008	2007
		(thousands, except per share data)
Consolidated Statements of Operations
Total Revenues	$232,546	$254,416	$316,293	$255,861	$113,567
Impairment loss	$228,831	$359,228	—	—	—
Restructuring charges	$6,700	$4,736	$2,231	$9,396	—
Net (loss) income	$(306,417)	$(457,175)	$7,839	$3,853	$(25,231)
(Loss) earnings per share	$(6.40)	$(10.75)	$0.19	$0.10	$(0.64)
Diluted (loss) earnings per share	$(6.40)	$(10.75)	$0.18	$0.09	$(0.64)
Consolidated Balance Sheets
Total Assets	$388,478	$691,947	$1,076,097	$1,041,967	$600,679
Long-Term Obligations	$251,244	$263,950	$269,386	$342,055	$25,796

(1)	As adjusted due to the implementation of accounting guidance for own-share lending arrangements. See Note 1, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements.

(2)	As adjusted due to the implementation of accounting guidance for convertible debt instruments that may be settled in cash upon conversion. See Note 1, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three-year period ended June 30, 2011. This section should be read in conjunction with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this report.
Overview
     We design, manufacture and sell photovoltaic (“PV”) products known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. Solar sales represent more than 90% of our revenues. Our subsidiary, Ovonic Battery Company, Inc. (“OBC”), generates most of the balance of our revenues through fees and royalties from licensees of our nickel metal hydride (“NiMH”) battery technology and sales of high performance nickel hydroxide used in NiMH batteries. In July 2011, we announced that we are seeking a strategic sale of OBC in order to focus on our United Solar Ovonic business activities.
     The following key factors should be considered when reviewing our results for the periods discussed:
•	Our consolidated financial results are driven primarily by the performance of our United Solar Ovonic segment. Our United Solar Ovonic segment accounted for 95% and 93% of our total revenue in the fiscal years ended June 30, 2011 and 2010, respectively. Our United Solar Ovonic segment generated an operating loss of $269.4 million and $418.0 million in the fiscal years ended June 30, 2011 and 2010, respectively. Given the size of this segment relative to our other business activities, our overall success in the foreseeable future will be aligned primarily with the performance of our United Solar Ovonic segment and subject to the risks of that business. Additionally, we announced in July 2011 that we are seeking a strategic sale of OBC, which comprises substantially all of the business of our Ovonic Materials segment (see below). If we successfully consummate a strategic sale, of which there can be no assurance, then our consolidated financial results will be driven exclusively by the performance of our United Solar Ovonic business activities.

•	Global economic, capital markets and credit disruptions have significantly impacted current market conditions in the solar market and created uncertainty that is substantially impacting our United Solar Ovonic solar business. We believe that there remains strong interest in alternative energy in general and solar in particular, but existing global political and financial conditions are significantly disrupting key solar markets. Our United Solar Ovonic segment has been significantly impacted by these disruptions as reflected by the substantial decline in our solar shipments, revenues and income during the fiscal third and fourth quarters, principally due to our concentration in two of these markets — Italy and France. While we believe that these markets will return as attractive markets for us, albeit with different dynamics, and other markets are emerging, including the North American market, we have undertaken several initiatives to improve our business to respond to the near-term disruptions and better position our Company for the future. These initiatives include restructuring to better align our cost structure to our expected near-term run rates and strategic priorities, including a substantial transition of our management leadership; enhancing our focus on our technology roadmap to improve the conversion efficiency and reduce the cost of our solar products; adjusting our sales focus in Europe to better balance direct project sales to our existing channel partners and other leading building materials companies; expanding our sales focus in North America and emerging markets, particularly with building materials companies, and solar integrators and distributors; and introducing new products and programs that leverage the unique characteristics of our products (e.g., lightweight, flexible and easy to install/integrate) (see below).

•	We are focusing our business model on our core channel strategy and introducing new products and programs that leverage the unique characteristics of our products, and de-emphasizing our project execution activities, to enhance profitability. We believe that we are the only commercial scale manufacturer of lightweight flexible photovoltaic products and that the unique characteristics of our products (e.g., lightweight, flexible and easy to install/integrate) provide us a significant competitive advantage for certain applications that can lead to improved revenues and profitability. We have developed business relationships, particularly in key markets in Europe, with building materials manufacturers who value these unique characteristics and have core competencies to leverage these characteristics in delivering integrated solar solutions to their customers. We have extended this approach in North America and are also developing business relationships with large commercial roofing installers, who likewise value our product differentiation. Additionally, we are introducing new products and programs that leverage the unique characteristics of our products and substantially expand our addressable markets. For example, we have introduced our PowerShingle™ product for the residential market and have begun selling our PowerTilt™ product for the building-applied commercial rooftop market. We are also introducing our Open Solar™ initiative to unlock innovation and substantially reduce system costs for highly integrated solar solutions for the rooftop market and adjacent applications (such as landfills), as well as consumer applications. At the same time, we are de-emphasizing our project execution activities, which we had developed over the last several years in response to prior market conditions that temporarily favored larger systems. During fiscal 2011, project execution activities constituted $65.8 million of revenues, representing 28% of our consolidated revenues. We believe that there will continue to be large, direct project sale opportunities for our products, and we are competitively positioned to originate these opportunities based on our world-class rooftop expertise, which has been derived in part by our considerable project execution experience. However, we also believe that project execution in most cases can be handled more effectively by our channel partners and growing number of local, qualified installers. We, therefore, intend to focus our core rooftop competencies to secure product sales opportunities, including providing applications engineering and design support to our customers to facilitate rooftop installations rather than turnkey systems sales.

•	We are aggressively reducing costs to improve our overall competitiveness. We are focused on reducing the cost per watt of our solar products through various initiatives, including material cost reductions, product enhancements, manufacturing and quality improvements, and execution of our Technology Roadmap to increase the conversion efficiency of our solar products. In August 2010, we announced a plan to realign our solar manufacturing capacity in our United Solar Ovonic segment among our existing facilities as part of our overall cost-reduction activities. As part of this plan, we shifted certain final assembly operations from our Auburn Hills, Michigan campus to our Tijuana, Mexico facility and relocated our corporate headquarters from Rochester Hills to our Auburn Hills location. In May 2011, we initiated a comprehensive cost- reduction program that included functional consolidations and organizational realignment addressing all levels of the organization. We recognized restructuring expenses in connection with these activities, as detailed elsewhere, and may incur additional restructuring expenses as we pursue further cost-reduction activities in the future. Additionally, due to market conditions that are impairing current demand for our solar products (see above), we are moderating production of our solar products. We are recognizing under-absorption of fixed overhead costs, and associated period costs, as a result of these production adjustments that substantially increase our production cost per watt and may recognize similar costs in the future if we do not sustainably operate our facilities at productive capacity.

•	We are seeking the strategic sale of OBC, which comprises substantially our entire Ovonic Materials segment, in order to focus on our United Solar Ovonic business activities. We have developed proprietary technologies in our Ovonic Materials segment that we believe have value, including technologies for advanced NiMH and Li-Ion batteries. The development activities for these technologies have been substantially balanced with external sources of revenues, such as royalties and development agreements (principally government contracts), to align our development commercialization efforts at sustainable levels. We continually evaluate commercialization opportunities and strategic alternatives to maximize value for these technologies, which may include licenses, joint ventures and sales. Accordingly, in July 2011, we announced that we are seeking the strategic sale of OBC, which comprises substantially our entire Ovonic Materials segment. We expect to account for OBC in the future as “Discontinued Operations” while the sale process continues in accordance with GAAP, effectively eliminating OBC’s financial performance from our consolidated financial results and consolidating our remaining activities into a single business segment.
Key Indicators of Financial Condition and Operating Performance
     In evaluating our business, we use product and system sales, gross profit, pre-tax income, earnings per share, net income, EBITDA, EBITDARS (Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring and Stock expenses), cash flow from operations and other key performance metrics. We also use production and shipments, both measured in megawatts (“MW”), and gross margins on product sales as key performance metrics for our United Solar Ovonic segment, particularly in connection with the manufacturing operations in this segment.

Results of Operations
     We have two segments, United Solar Ovonic and Ovonic Materials. We include the Solar Integrated Technologies, Inc. (“SIT”) business in our United Solar Ovonic segment.
     The following table summarizes our revenues and operating income (loss) for the last three fiscal years ended June 30, and reconciles to the amounts included in our consolidated financial statements. The grouping “Corporate and Other” below does not meet the definition of a segment as it contains our headquarters costs, consolidating entries and our investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	Revenues			Operating Income (Loss)
	2011	2010	2009	2011	2010	2009(1)
	(in thousands)
United Solar Ovonic	$221,899	$237,437	$302,758	$(269,449)	$(418,001)	$44,447
Ovonic Materials	10,593	16,810	13,317	4,273	8,666	3,912
Corporate and Other	54	169	218	(22,891)	(25,766)	(27,763)

Consolidated	$232,546	$254,416	$316,293	$(288,067)	$(435,101)	$20,596

(1)	As adjusted due to the implementation of accounting guidance for convertible debt instruments that may be settled in cash upon conversion. See Note 1, “Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for additional information.
Year Ended June 30, 2011 Compared to Year Ended June 30, 2010
United Solar Ovonic Segment

	Year Ended June 30,
	2011	2010
	(in thousands)
REVENUES
Product sales	$154,284	$197,554
System sales	65,832	29,781
Revenues from product development agreements	1,619	9,895
License and other revenues	164	207

TOTAL REVENUES	221,899	237,437

EXPENSES
Cost of product sales	144,600	201,087
Cost of system sales	65,280	33,087
Cost of revenues from product development agreements	599	8,184
Product development and research	6,697	7,900
Preproduction costs	397	305
Selling, general and administrative	42,238	40,421
Loss on disposal of property, plant and equipment	205	1,153
Impairment loss	228,831	359,228
Restructuring charges	2,501	4,073

TOTAL EXPENSES	491,348	655,438

OPERATING (LOSS) INCOME	$(269,449)	$(418,001)

     Total revenues for the year ended June 30, 2011 were $221.9 million, a decrease of $15.5 million, or 7%, compared to the same period in 2010. This decrease in total revenues was primarily due to a $43.3 million decline in product sales, as well as an $8.3 million decline in product development revenue, partially offset by a $36.1 million increase in system sales.
     The $43.3 million decline in product sales was primarily due to a $20.5 million decline in sales due to a lower average selling price and a $22.8 million decline in sales due to lower volume. The $36.1 million increase in system sales was due to revenues from large-scale projects in the United States and Italy. The $8.3 million decline in revenues from product development agreements was due to an accounting reclassification. Effective in the first quarter of fiscal year 2011, funding from cost-sharing agreements is recorded net with product development and research expenses. See Note 1, “Nature of Operations, Basis of Presentation and Summary of Accounting Policies — Revenues from Product Development Agreements,” to our Notes to the Consolidated Financial Statements for additional information.
     Cost of product sales for the year ended June 30, 2011 was $144.6 million, a decrease of $56.5 million, or 28%, compared to the same period in 2010. The decline was primarily due to a $37.4 million decline in cost due to a combination of lower cost product mix and lower volume and $10.3 million of reduced unabsorbed overhead charges, with the remainder due to improved operating efficiencies.
     Cost of product sales as a percentage of product sales in fiscal 2011 improved over fiscal 2010 due to higher overall production levels, lower material costs, lower depreciation, improved manufacturing efficiencies and the absence of incremental costs as a result of the SIT acquisition. However, in the second half of fiscal 2011, production was curtailed from planned 2011 levels to bring inventory to more normal levels, and as a result cost of product sales was negatively impacted by $12.4 million for unabsorbed overhead costs, $5.8 million for raw material and other commitments that will not be achieved, and $2.3 million to adjust inventory to its actual cost.
     Cost of system sales for the year ended June 30, 2011 was $65.3 million, an increase of $32.2 million, or 97%, compared to the same period in 2010. The increase was primarily due to costs from large- scale projects in the United States and Italy, with the majority of those costs being incurred in the second half of the current fiscal year.
     The combined cost of revenues from product development agreements and product development and research expenses for the year ended June 30, 2011 was $7.3 million, a decrease of $8.8 million, or 55%, compared to the same period in 2010. The decrease was primarily due to lower product development and research expenses on funded projects and a change in our accounting policy for revenues from product development agreements which requires government funding from cost-sharing agreements to be recognized as an offset to the aggregated research and development expense rather than contract revenues. The $10.8 million gross expense in the current year was partially offset by $3.5 million of funding from cost-share agreements. Effective in the first quarter of fiscal year 2011, funding from government cost-sharing agreements is recorded net with product development and research expenses.
     Selling, general and administrative expenses for the year ended June 30, 2011 were $42.2 million, an increase of $1.8 million, or 5%, compared to the same period in 2010. The increase was primarily related to increased bad debt and incentive plan expense, partially offset by savings in consulting-related services.
     During the third quarter, changing market conditions caused us to evaluate the recoverability of our assets. As a result, we recorded an impairment loss of $228.8 million in carrying value of our property, plant and equipment. During the same period of the prior year, changing market conditions, losses incurred to date, the increased near-term capacity anticipated from our Technology Roadmap developed during the period and the implementation of our December 2009 restructuring plan caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we recorded a total impairment loss of $359.2 million. See Note 17, “Impairment Loss,” to our Notes to the Consolidated Financial Statements for additional information.
     During the year ended June 30, 2011, we incurred restructuring charges to better align operating expenses with near-term revenue expectations. The $2.5 million of charges were primarily for employee severance offset by refinements to our existing reserve estimates. See Note 19, “Restructuring Charges,” to our Notes to the Consolidated Financial Statements for additional information.
Ovonic Materials Segment

	Year Ended June 30,
	2011	2010
	(in thousands)
REVENUES
Product sales	$407	$2,897
Royalties	8,069	7,984
Revenues from product development agreements	754	1,870
License and other revenues	1,363	4,059

TOTAL REVENUES	10,593	16,810

EXPENSES
Cost of product sales	366	2,423
Cost of revenues from product development agreements	408	1,215
Product development and research	3,561	3,447
Selling, general and administrative expenses	1,985	1,059

TOTAL EXPENSES	6,320	8,144

OPERATING INCOME	$4,273	$8,666

     Our Ovonic Materials segment’s total revenues decreased by $6.2 million, or 37%, in 2011. This decrease was due to decreases in license fees, product sales, and revenues from product development agreements. The license fee reduction was primarily due to a non-recurring 2010 consumer NiMH battery license fee of $2.5 million. The product sales decrease was primarily due to decreased sales of nickel hydroxide to our primary nickel hydroxide customer. The decrease in product development contract revenue was due to the successful completion of certain contracts, increased cost share for ongoing contracts, and a change in our accounting policy for revenues from product development agreements which requires government funding from cost-sharing agreements to be recognized as an offset to the aggregated research and development expense rather than contract revenues.
     Cost of product sales decreased $2.1 million for 2011, or 86%. This decrease was primarily due to lower sales of nickel hydroxide to our primary nickel hydroxide customer.
     The combined cost of revenues from product development agreements and product development and research expenses for the year ended June 30, 2011 was $4.0 million, a decrease of $0.7 million, or 15%, compared to the same period in 2010. The decrease was primarily due to lower product development and research expenses on funded projects and a change in our accounting policy for revenues from product development agreements which requires government funding from cost-sharing agreements to be recognized as an offset to the aggregated research and development expense rather than contract revenues. The $4.2 million gross expense in the current year was partially offset by $0.2 million of funding from cost-share agreements. Effective in the first quarter of fiscal year 2011, funding from government cost-sharing agreements is recorded net with product development and research expenses.
     The increase in selling, general and administrative costs of $0.9 million was primarily due to a change in the facilities allocation from ECD and USO.
Corporate and Other
     Corporate activities consisting primarily of selling, general and administrative expenses, including human resources, legal, finance, strategy, information technology, business development and corporate governance, decreased by $3.4 million, or 13%, compared to the same period in 2010. Lower salary, wage and related expenses of $6.5 million, or 26%, were partially offset by a restructuring charge of $4.2 million related to employee severance costs.
Other Income (Expense)
     Other expense was $18.0 million in fiscal year 2011 compared to $24.1 million in fiscal year 2010. The decrease of $6.1 million was principally due to lower interest expense, higher interest income and foreign currency transaction gains in 2011. In fiscal year 2010, we received a $1.3 million distribution from our previously owned Cobasys joint venture.
Income Taxes
     Our income tax expense was $0.4 million for fiscal year 2011 compared to a benefit of $2.2 million in fiscal year 2010. Fiscal year 2010 included certain federal refundable research expenses and the benefit of net operating losses.

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

     Total revenues for the year ended June 30, 2010 were $237.4 million, a decrease of $65.3 million, or 22%, compared to the same period in 2009. The decrease was primarily due to reductions in product sales of $43.6 million due to lower sales volume and a $65.2 million decrease due to lower average selling prices, offset by incremental system sales of $29.8 million and product sales of $14.0 million associated with our SIT business.
     Cost of product sales for the year ended June 30, 2010 was $201.1 million, a decrease of $5.0 million or, 2%, compared to the same period in 2009. Approximately $30.8 million of the decrease was due to decreased sales volume and change in product mix, $2.1 million of the decrease was due to reduced warranty costs and $1.3 million of the decrease related to improved manufacturing efficiencies. These decreases were offset by increased unabsorbed overhead costs of $15.8 million due to a planned decrease in production and incremental costs of $13.4 million attributable to sales in our SIT business.
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
     Selling, general, and administrative expenses for the twelve months ended on June 30, 2010 were $40.4 million, an increase of $9.0 million, or 29%, compared to the same period in 2009. The increase was primarily due to additional expenses from the SIT business of $11.6 million.
     The loss on disposal of property, plant and equipment increased by $0.2 million in 2010. The increase was primarily due to disposals of equipment at our Greenville and Auburn Hills, Michigan facilities.
     We incurred impairment losses of $1.3 million related to the December 2009 restructuring plan, of which $1.1 million was related to equipment and $0.2 million related to intangible assets which will no longer be utilized. During the third quarter, changing market conditions, losses incurred to date and the increased near-term capacity anticipated from our Technology Roadmap developed during the third quarter, caused us to evaluate the recoverability of our long-lived assets and goodwill. As a result, we recorded an additional impairment loss of $358.0 million, which consisted of $320.7 million for property, plant and equipment, $35.4 million for goodwill and $1.9 million for intangible assets. See Note 17, “Impairment Loss,” to our Notes to the Consolidated Financial Statements for additional information.
     During the year ended June 30, 2010, we incurred restructuring charges related to the severance of certain employees of $3.9 million and $0.2 million for equipment relocation costs associated with the consolidation of certain production operations from our Auburn Hills 1 facility. See Note 19, “Restructuring Charges,” to our Notes to the Consolidated Financial Statements for additional information.

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

     Our Ovonic Materials segment’s total revenues increased by $3.5 million, or 26%, in 2010. This increase was primarily due to increased license sales comprised of a consumer NiMH battery license fee of $2.5 million, a $1.6 million increase in vehicle NiMH royalties, and a $0.3 million increase in product sales. These increases were partially offset by a $1.2 million decrease in product development contract revenue due to the successful completion of certain contracts and increased cost-share for ongoing contracts.
     Cost of product sales decreased $0.2 million, or 6%, for 2010. This decrease was primarily due to decreased costs for nickel, the primary cost in our nickel hydroxide manufacturing process.
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
Other Income (Expense)
     Other expense was $24.1 million in fiscal 2010 compared to $11.3 million in fiscal year 2009. The $12.8 million increase was principally due to increased interest expense of $13.3 million which is related to a reduced level of capitalized interest, reduced interest income of $3.9 million due to lower levels of investments in the period, and incremental foreign currency transaction losses of $2.4 million associated with our SIT business, offset by a $4.3 million gain on debt extinguishment, $1.3 million distribution from our previously owned Cobasys joint venture and other-than-temporary impairment of $1.0 million related to our investment in a Lehman Brothers bond in fiscal 2009.
Income Taxes
     Our income tax benefit was $2.2 million for fiscal year 2010 compared to expense of $1.5 million in fiscal year 2009. The decrease in tax expense is primarily related to certain federal refundable research expenses and the benefit of the current year net operating loss which will be carried back to claim a refund of previously paid taxes under the current tax law.
Liquidity and Capital Resources
     At June 30, 2011, we had consolidated working capital of $196.9 million. Our principal sources of liquidity are cash, cash equivalents and short-term investments. We believe that cash, cash equivalents and investments will be sufficient to meet our liquidity needs for our current operations and planned capital expenditures during the fiscal year. However, during fiscal year 2012 we intend to continue to evaluate our liquidity to seek to address our longer term capital needs, including maturity of our convertible notes and full implementation of our Technology Roadmap. See Note 2, “Liquidity and Continued Listing Requirements,” to our Notes to the Consolidated Financial Statements for additional information.
Cash Flows
Year Ended June 30, 2011 Compared to Year Ended June 30, 2010
     Net cash used in our operating activities was $24.2 million in 2011 compared to $34.2 million in 2010. The $10.0 million decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $5.8 million with $4.2 million net cash increase due to collections of accounts receivable netted against cash outflow for inventory and accounts payable.
     Net cash used in investing activities was $22.1 million in 2011 compared to $70.9 million net cash provided by investing activities in 2010. This decrease was principally due to a $137.4 million decrease in proceeds from maturities and sale of investments and $6.4 million increased capital expenditures, offset by increased cash flows from the repayment of development loans, a decrease in restricted cash and a decrease in investment purchases of $48.6 million.
     Net cash used in financing activities was $1.6 million in 2011 compared to 15.2 million in 2010. The decrease in cash used was a result of repayment of convertible notes and revolving credit facility in 2010.
Cash Flows
Year Ended June 30, 2010 Compared to Year Ended June 30, 2009
     Net cash used in our operating activities was $34.2 million in 2010 compared to $11.1 million net cash provided by operating activities in 2009. The decrease was driven by a reduction in our net income (loss) adjusted for non-cash items of $111.4 million offset by $66.1 million cash used for changes in net working capital, specifically due to inventory, accounts receivable and accounts payable.
     Net cash provided by investing activities was $70.9 million in 2010 as compared to net cash used in investing activities of $440.5 million in 2009. This increase was principally due to reduced capital expenditures of $210.3 million, reduced investment purchases of $100.7 million, increased proceeds from maturities and sales of our investments of $225.7 million, offset by $14.2 million of developmental loans.
     Net cash used in financing activities was $15.3 million in 2010 compared to net cash provided by financing activities of $0.9 million in 2009. This decrease was principally due to the $5.7 million repayment of the revolving credit facility and $8.0 million repayment of the convertible notes assumed as part of the SIT acquisition in 2010.
Short-term Borrowings
     During September 2010, we terminated our $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of June 30, 2011, outstanding letters of credit totaled $7.0 million.
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
     In September 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 1,309,263 shares of our common stock in exchange for an aggregate principal amount of $9.1 million held by the holders of the Notes. In connection with this exchange we recorded a gain on debt extinguishment of $1.2 million. In addition, in December 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 3,401,355 shares of common stock in exchange for an aggregate principal amount of $21.0 million held by holders of the Notes. In connection with this we recorded a gain on debt extinguishment of $2.1 million.

     Our common stock is currently listed for trading on the NASDAQ Global Select Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. In the event that our common stock is not listed on any of the NASDAQ Global Select Market, the NASDAQ Global Market or a U.S. national securities exchange, the holders of our existing convertible senior notes will have the right to require us to repurchase their notes. If we would be unable to do so, we would be in default under our notes indenture. See Note 2, “Liquidity and Continued Listing Requirements,” to our Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
     Our off-balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to 10 years. We incurred lease expense of $6.5 million for the years ended June 30, 2011 and 2010 and $4.7 million for the year ended June 30, 2009.
Contractual Obligations
     We, in the ordinary course of business, enter into purchase commitments for certain raw materials and capital equipment. Our contractual obligations are as follows:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
	(in thousands)
Convertible senior notes	$263,153	$—	$263,153	$—	$—
Structured financing	11,657	630	1,339	1,438	8,250
Capital lease obligations	20,296	1,278	3,058	3,662	12,298
Interest on convertible senior notes, structured financing, and capital lease obligations	31,748	9,977	11,280	2,964	7,527
Operating leases	24,272	5,307	7,740	6,622	4,603
Purchase obligations	58,009	35,119	12,845	8,272	1,773

Total	$409,135	$52,311	$299,415	$22,958	$34,451

     We anticipate capital expenditures to be approximately $40 million during fiscal year 2012, primarily for projects included in the Technology Roadmap.
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
Inventory Reserves
     We evaluate the recoverability of our inventory based upon assumptions about anticipated customer demand and future market conditions. The key factors we consider when estimating our inventory reserve include historical sales, anticipated demand, expected sales price, market trends, product obsolescence, the effect new products might have on the sale of existing products and other factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Inventory reserves were $11.8 million and $15.9 million at June 30, 2011 and 2010, respectively.
Warranty Reserve
     The Company generally provides a five-year product warranty on workmanship and a 20-25 year product warranty on power output on all solar product sales. When the Company recognizes revenue for product sales, it accrues a liability for the estimated costs of meeting its warranty obligations for those products. The Company estimates its warranty liability based on past experience of specific individual claims and claims paid as well as the Company’s engineering and laboratory tests of its product under different conditions.
     For installed solar systems, the Company generally provides a 5-10 year workmanship warranty in addition to the applicable standard product warranty. Reserves for warranty costs are recognized at the date of sale of the relevant products, at management’s best estimate of the expenditure required to settle the liability, taking into account the specific arrangements of the transaction and past experience.
     At June 30, 2011 and 2010, the Company had recorded a liability for future warranty claims of approximately $38.0 million and $41.3 million, respectively.
Allowance for Uncollectible Accounts
     We maintain an allowance for uncollectible accounts and consider a number of factors, when estimating the allowance including the length of time trade accounts receivable are past due, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and our knowledge of the customer and the customer’s business. The allowance for doubtful accounts was $3.9 million and $1.8 million at June 30, 2011 and 2010, respectively.
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
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in Item 1A, “Risk Factors.” Factors you should consider that could cause these differences are:
•	the worldwide credit markets including sufficiency and availability of credit financing for solar projects and for our customers;

•	the impact of the current lack of credit financing capacity on our customer’s ability to meet their obligations to ECD and its subsidiaries;

•	the worldwide demand for electricity and the market for renewable energy, including solar energy;

•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

•	government subsidies and policies supporting renewable energy, including solar energy;

•	our expenses, sources of sales and international sales and operations;

•	our ability to achieve expense reductions and anticipated levels of one-time costs, including restructuring charges;

•	potential inability to repay or restructure our outstanding indebtedness;

•	future pricing of, and demand for, our solar laminates;

•	the performance, features, costs, and benefits of our solar laminates and plans for the enhancement of solar laminates;

•	our ability to maintain high standards of quality in our product;

•	the supply and price of components and raw materials;

•	our ability to execute on our Technology Roadmap in a timely and cost-effective manner;

•	our ability to retain our current key executives, integrate new key executives and attract and retain other skilled managerial, engineering, sales and marketing personnel;

•	the viability of our intellectual property and our continued investment in research and development;

•	our ability to divest non-core assets and businesses;

•	payments and other obligations resulting from the unfavorable resolution of legal proceedings;

•	changes in, or the failure to comply with, government regulations and environmental, health and safety requirements;

•	interest rate fluctuations and both our and our end-users’ ability to secure financing on commercially reasonable terms or at all;

•	general economic and business conditions, including those influenced by international and geopolitical events; and

•	our ability to generate internal cash flow or arrange external financing for our anticipated capital expenditures and Technology Roadmap.
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
Interest Rate Risk
     Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes and U.S. government agency notes) represents funds held temporarily, pending use in our business and operations. We had $102.9 million of these investments as of June 30, 2011. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $0.7 million as of June 30, 2011.
     Our Notes are subject to interest rate and market price risk due to the convertible feature of the Notes. As interest rates rise, the fair market value of the Notes will decrease and as interest rates fall, the fair market value of the Notes will increase. At June 30, 2011, the estimated fair market value of our Notes was approximately $139.8 million. An increase or decrease in market interest rates of 1% would increase or decrease the fair value of our Notes by approximately $2.0 million.
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
     We recognized a net foreign currency transaction gain of $1.1 million for the year ended June 30, 2011, and a net foreign currency transaction loss of $2.4 million for the year ended at June 30, 2010.

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Conversion Devices, Inc.
     We have audited the accompanying consolidated balance sheets of Energy Conversion Devices, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the table of contents under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2011 expressed an unqualified opinion.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in the years ending June 30, 2011 and 2010 related to the accounting for convertible debt and new accounting guidance in the year ended June 30, 2010 related to business combinations.
/s/ Grant Thornton LLP
Southfield, Michigan
August 25, 2011

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2011	2010(1)	2009(1)
Revenues
Product sales	$154,691	$200,451	$294,992
System sales	65,832	29,781	—
Royalties	8,070	7,984	6,355
Revenues from product development agreements	2,373	11,765	13,409
License and other revenues	1,580	4,435	1,537

Total Revenues	232,546	254,416	316,293
Expenses
Cost of product sales	144,966	203,510	208,375
Cost of system sales	65,280	33,087	—
Cost of revenues from product development agreements	1,007	9,399	9,507
Product development and research	10,258	11,347	8,986
Preproduction costs	397	305	5,409
Selling, general and administrative	63,079	66,797	58,902
Net loss on disposal of property, plant and equipment	95	1,108	2,287
Impairment loss	228,831	359,228	—
Restructuring charges	6,700	4,736	2,231

Total Expenses	520,613	689,517	295,697

Operating (Loss) Income	(288,067)	(435,101)	20,596
Other Income (Expense)
Interest income	2,603	1,331	5,226
Interest expense	(25,404)	(28,676)	(15,390)
Gain on debt extinguishment	3,327	4,294	—
Distribution from joint venture	—	1,309	—
Other nonoperating income (expense), net	1,609	(2,321)	(1,118)

Total Other Income (Expense)	(17,865)	(24,063)	(11,282)

(Loss) Income before Income Taxes and Equity Loss	(305,932)	(459,164)	9,314
Income tax expense (benefit)	394	(2,248)	1,475

(Loss) Income before Equity Loss	(306,326)	(456,916)	7,839
Equity loss	(91)	(259)	—

Net (Loss) Income	(306,417)	(457,175)	7,839
Net Loss Attributable to Noncontrolling Interest	(345)	(113)	—

Net (Loss) Income Attributable to ECD Stockholders	$(306,072)	$(457,062)	$7,839

(Loss) Earnings Per Share, Attributable to ECD Stockholders	$(6.40)	$(10.75)	$0.19

Diluted (Loss) Earnings Per Share, Attributable to ECD Stockholders	$(6.40)	$(10.75)	$0.18

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2011	2010(1)
ASSETS
Current Assets:
Cash and cash equivalents	$27,769	$79,158
Short-term investments	102,926	113,771
Accounts receivable, net	39,153	72,021
Inventories, net	68,499	61,495
Other current assets	29,022	27,237

Total Current Assets	267,369	353,682

Property, Plant and Equipment, net	91,275	301,056

Other Assets:
Restricted cash	10,009	11,749
Lease receivable, net	10,094	10,854
Other assets	9,731	14,606

Total Other Assets	29,834	37,209

Total Assets	$388,478	$691,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$46,958	$56,035
Current portion of warranty liability	13,642	12,125
Other current liabilities	9,897	9,130

Total Current Liabilities	70,497	77,290

Long-Term Liabilities:
Convertible senior notes	232,226	243,654
Capital lease obligations	19,018	20,296
Warranty liability	24,338	29,210
Other liabilities	17,350	19,872

Total Long-Term Liabilities	292,932	313,032

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock, $0.01 par value, 150 million shares authorized, 53,311,152 and 48,554,812 issued at June 30, 2011 and 2010, respectively	533	486
Additional paid-in capital	1,106,961	1,079,910
Treasury stock	(798)	(700)
Accumulated deficit	(1,080,460)	(774,388)
Accumulated other comprehensive loss, net	(729)	(3,570)

Total ECD stockholders’ equity	25,507	301,738
Accumulated deficit — noncontrolling interest	(458)	(113)

Total Stockholders’ Equity	25,049	301,625

Total Liabilities and Stockholders’ Equity	$388,478	$691,947

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2010(1)	2009(1)
Cash flows from operating activities:
Net (loss) income	$(306,417)	$(457,175)	$7,839
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment loss	228,829	359,228	—
Depreciation and amortization	18,045	32,708	33,605
Amortization of debt discount and deferred financing fees	16,547	17,157	15,380
Share-based compensation	5,342	4,428	5,273
Gain on debt extinguishment	(3,327)	(4,294)	—
Other-than-temporary impairment of investment	—	—	1,002
Net loss on disposal of property, plant and equipment	95	1,258	2,287
Equity loss	91	259	—
Other	—	(180)	(597)
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	33,783	(8,538)	(17,376)
Inventories	(4,097)	35,283	(43,054)
Other assets	(5,855)	(8,634)	(7,054)
Accounts payable and accrued expenses	(5,810)	(7,201)	13,714
Other liabilities	(1,376)	1,525	70

Net cash (used in) provided by operating activities	(24,150)	(34,176)	11,089

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,418)	(31,992)	(242,257)
Acquisition of business, net of cash acquired	—	(2,088)	—
Investment in joint venture	—	—	(1,000)
Purchases of investments	(87,316)	(102,657)	(203,355)
Proceeds from maturity and sale of investments	94,469	231,880	6,150
Proceeds from sale of property, plant and equipment	219	48	—
Development loans	7,177	(14,155)	—
Restricted cash	1,740	(10,186)	—

Net cash provided by (used in) investing activities	(22,129)	70,850	(440,462)

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(1,610)	(1,549)	(1,054)
Repayment of revolving credit facility	—	(5,705)	—
Repayment of convertible notes	—	(8,000)	—
Increase in long-term customer deposits		—	—
Proceeds from sale of stock and share-based compensation, net of expenses		—	1,966

Net cash (used in) provided by financing activities	(1,610)	(15,254)	912

Effect of exchange rate changes on cash and cash equivalents	(3,500)	1,359	348
Net increase (decrease) in cash and cash equivalents	(51,389)	22,779	(428,113)
Cash and cash equivalents at beginning of period	79,158	56,379	484,492

Cash and cash equivalents at end of period	$27,769	$79,158	$56,379

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Treasury Stock				Accumulated
	Common Stock		Additional	Number				Other	Total
	Number		Paid In	of		Accumulated	Noncontrolling	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Income (Loss)	Equity

Balance at June 30, 2008	45,575	$456	$969,421	(11)	$(700)	$(325,165)	$—	$(2,100)	$641,912
Net income(1)	—	—	—	—	—	7,839	—	—	7,839
Unrealized gain on investments, net	—	—	—	—	—	—	—	2,292	2,292
Foreign currency translation losses, net	—	—	—	—	—	—	—	(1,622)	(1,622)
Unrealized losses on derivative instruments	—	—	—	—	—	—	—	(66)	(66)

Comprehensive income	—	—	—	—	—	—	—	—	8,443
Equity component from issuance of convertible debt(1)	—	—	84,630	—	—	—	—	—	84,630
Share-based compensation expense, net of shares issued	180	2	7,168	—	—	—	—	—	7,170
Equity offering expenses	—	—	(14)	—	—	—	—	—	(14)

Balance at June 30, 2009	45,755	458	1,061,205	(11)	(700)	(317,326)	—	(1,496)	742,141
Net loss(1)	—	—	—	—	—	(457,062)	—	—	(457,062)
Unrealized losses on investments, net	—	—	—	—	—	—	—	(469)	(469)
Foreign currency translation losses, net	—	—	—	—	—	—	—	(1,554)	(1,554)
Unrealized losses on derivative instruments	—	—	—	—	—	—	—	(51)	(51)

Comprehensive loss	—	—	—	—	—	—	—	—	(459,136)
Noncontrolling interest loss	—	—	—	—	—	—	(113)	—	(113)
Common stock issued in connection with convertible debt exchange	2,771	28	14,277	—	—	—	—	—	14,305
Share-based compensation expense, net of shares issued	29	—	4,428	—	—	—	—	—	4,428
Stock repurchases	—	—	—	(4)	—	—	—	—	—

Balance at June 30, 2010	48,555	486	1,079,910	(15)	(700)	(774,388)	(113)	(3,570)	301,625
Net loss	—	—	—	—	—	(306,072)	—	—	(306,072)
Unrealized gains on investments, net	—	—	—	—	—	—	—	564	564
Foreign currency translation gains, net	—	—	—	—	—	—	—	2,513	2,513
Unrealized loss on derivative instruments								(236)	(236)

Comprehensive loss									(303,231)
Noncontrolling interest loss							(345)		(345)
Common stock issued in connection with convertible debt exchange	4,711	47	21,709						21,756
Share-based compensation expense, net of shares issued	45		5,342						5,342
Stock repurchases				(29)	(98)				(98)

Balance at June 30, 2011	53,311	$533	$1,106,961	(44)	$(798)	$(1,080,460)	$(458)	$(729)	$25,049

(1)	As adjusted due to implementation of FASB ASC 470-20 (See Note 1).
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
     The Company has ownership interests in two joint ventures as discussed in Note 11, “Investment in Affiliates.” The Company applies the equity method of accounting for investments in voting stock which give it the ability to exercise significant influence over operating and financial policies of the investee. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. However, each investment in voting stock is analyzed to determine if other factors are present, such as representation on the investee’s board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency, which may indicate the Company’s ability to exercise significant influence absent a voting stock ownership greater than 20%.
     The Company has performed an evaluation of subsequent events through the date the Company’s financial statements were issued. No material subsequent events have occurred that required recognition or disclosure in these financial statements other than as discussed in Note 28, “Subsequent Events — Discontinued Operations,” to our Notes to the Consolidated Financial Statements.

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
Foreign Currency Translation
     Assets and liabilities of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated at the average exchange rates during the period. Translation gains or losses are included in Accumulated Other Comprehensive Loss, net in the Stockholders’ Equity section of the Consolidated Balance Sheets and separately as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are included as a component of Other nonoperating income (expense), net in the Consolidated Statements of Operations. The Company recognized net foreign exchange transaction income of $1.1 million for the year ended June 30, 2011 and a net foreign exchange transaction loss of $2.4 million and $0.6 million for the years ended June 30, 2010 and 2009, respectively.
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
     The Company determines product delivery based on the stated shipping terms in the agreement and on the International Chamber of Commerce Official Rules for the Interpretation of Trade Terms (Incoterms 2010). The Company primarily sells solar products under Incoterms 2010 ex-works terms, meaning the right of possession and risk of loss are transferred to the buyer when the Company places the products at the disposal of the buyer. For these sales, the Company affirmatively notifies the buyer that the goods are available for the buyer’s disposal at the named place of delivery, at which point the Company recognizes the sale. The majority of the remainder of the Company’s products are generally sold under free-on-board (“FOB”) shipping point terms, meaning ownership and risk of loss are transferred to the buyer when the products are placed with the buyer’s carrier, at which point title transfers to the buyer and the Company recognizes the sale.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
required establishment of an accrual. The agreements do not include significant post shipping obligations. The product sales agreements include a standard warranty, and the Company records a warranty reserve based upon the Company’s past experience and estimate of future warranty claims.
System Sales
     The Company accounts for installed solar systems using the percentage of completion method. Under this method, revenue arising from installed solar systems is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs at completion utilizing the most recent estimates of forecasted costs. The Company records a receivable for costs and estimated earnings in excess of billings and a liability for billings in excess of costs incurred.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Prior to fiscal 2011, revenues from product development agreements, where there are no specific performance terms, were recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, patents, operating, general and administrative expenses and depreciation. In July 2010, the Company began recording government-funded “best efforts” research and development cost sharing arrangements as research and development expense as incurred. The amounts funded by the customer are recognized as an offset to the aggregate research and development expense rather than as contract revenues.
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
Preproduction Costs
     The Company recognizes in its Consolidated Statements of Operations costs in preparation for its new manufacturing facilities and equipment as preproduction costs. These costs include training of new employees, supplies and other costs for the new manufacturing facilities and equipment in advance of the commencement of manufacturing.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Nonoperating Income (Expense)
     Other nonoperating income (expense) consists of gains and losses resulting from foreign currency transactions, deferred gains, rental income, net losses on sales and valuations of investments, insurance settlements, and other miscellaneous income and expenses.
Cash and Cash Equivalents
     Cash and cash equivalents consist of investments in short-term, highly liquid securities maturing 90 days or less from the date of acquisition. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. The Company had cash equivalents of $9.7 million and $59.4 million at June 30, 2011 and 2010, respectively.
Restricted Cash
     In September 2010, the Company entered into a letter of credit facility with JPMorgan Chase Bank, which requires cash collateral equal to 102% of any exposure under letters of credit issued under the facility. Such collateral is recorded as “Restricted Cash” on the Company’s Consolidated Balance Sheets.
     In December 2009, the Company entered into guaranty and pledge agreement with JPMorgan Chase Bank in support of derivative financial instruments used to mitigate foreign currency risk exposure at certain of its subsidiaries. As part of this agreement, the Company is required to provide cash collateral equal to JPMorgan Chase Bank’s counterparty exposure with a minimum cash collateral balance requirement of $1 million. Such collateral is recorded as “Restricted Cash” on the Company’s Consolidated Balance Sheets.
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
Investments
     Investments with a maturity of greater than three months to one year from date of acquisition are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash, sold or consumed during one year. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as other comprehensive income as a separate component of stockholders’ equity. Trading securities are carried at fair value, with unrealized holding gains and losses included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statements of Operations.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
     Trade accounts receivable are stated net of allowance for uncollectible accounts. When determining the allowance for uncollectible accounts, the Company evaluates the overall composition of the accounts receivable by considering a number of factors, including the length of time trade accounts receivable are past due, trade credit insurance coverage, previous payment and loss history, the customer’s current ability to pay its obligation, and our knowledge of the customer and the customer’s business. In addition, the Company will provide allowances for potential credit losses when necessary. Two customers accounted for 11.3% and 11.1% of the total accounts receivable balance as of June 30, 2011 and one customer accounted for 38.6% of the total accounts receivable balance as of June 30, 2010.
Inventories
     Inventories of raw materials, work in process and finished goods for the manufacture of solar cells and nickel hydroxide are valued at the lower of cost or market. The Company’s cost is primarily determined on a first-in, first-out basis. Cost elements included in inventory are materials, direct labor and manufacturing overhead. If the Company determines that its inventories have become obsolete or are otherwise not saleable, the Company will record a reserve for such loss. Unabsorbed fixed costs are calculated based on a formula of factory nameplate capacity and are expensed as a component of cost of sales in the period incurred.
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
Capitalized Interest
     Interest is capitalized during periods of active equipment construction. During the years ended June 30, 2011, 2010 and 2009, the Company incurred total interest costs of $27.4 million, $29.3 million and $15.1 million, respectively, of which $2.0 million, $0.6 million and $3.5 million, respectively, were capitalized.
Warranty Reserve
     The Company generally provides a five-year product warranty on workmanship and a 20-25 year product warranty on power output on all solar product sales. When the Company recognizes revenue for product sales, it accrues a liability for the estimated costs of meeting its warranty obligations for those products. The Company estimates its warranty liability based on past experience of specific individual claims and claims paid as well as the Company’s engineering and laboratory tests of its product under different conditions.
     For installed solar systems, the Company generally provides a 5-10 year workmanship warranty in addition to the applicable standard product warranty. Reserves for warranty costs are recognized at the date of sale of the relevant products, at management’s best estimate of the expenditure required to settle the liability, taking into account the specific arrangements of the transaction and past experience.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements Not Yet Adopted
     In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 which clarifies the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “Fair Value.” ASU 2011-04 is effective prospectively for the Company’s interim reporting period beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2011, FASB issued ASU 2011-05 that amends the reporting requirements for comprehensive income. The new requirements are intended to increase the prominence of other comprehensive income and its components. This guidance requires a reporting entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective retroactively for the Company’s interim reporting periods beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the Company’s financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
     On October 1, 2010, the Company adopted the provisions of the FASB ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends Accounting Standards Codification (“ASC”) Topic 310 “Receivables” (“ASC 310”) by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve the understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The adoption of ASC 310 did not have a material effect on the Company’s consolidated financial statements.
     On July 1, 2010, the Company adopted the provisions of the FASB ASC, which amends Topic 810 “Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE), by requiring a qualitative

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE only was required when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are subject to the provisions of this standard when it becomes effective. ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
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
     On July 1, 2010, the Company adopted FASB ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”), which amends ASC 470-20 clarifying that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, ASU 2009-15 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. The amended provisions of ASC 470-20 is effective for all arrangements outstanding as of the fiscal year beginning on or after December 15, 2009, and retrospective application is required for all periods presented. In addition, ASC 470-20 is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.
     On July 1, 2009, the Company adopted the provisions of FASB ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), which requires issuers of convertible debt securities within its scope to recognize both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. ASC 470-20 also requires an accretion of the resulting debt discount over the expected life of the convertible debt. ASC 470-20 is required to be applied retrospectively to prior periods presented, and accordingly, the Statement of Operations and Statement of Cash Flows for the year ended June 30, 2009 have been adjusted to reflect its adoption.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables summarize the effect of adopting ASC 470-20 for Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing for the year ended June 30, 2010:

	Consolidated Statement of Operations
	for the Year Ended June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
	(in thousands, except per share amounts)
Interest expense	$(27,510)	$(1,166)	$(28,676)
Total Other Income (Expense)	(22,897)	(1,166)	(24,063)
Loss before Income Taxes and Equity Loss	(457,998)	(1,166)	(459,164)
Loss before Equity Loss	(455,750)	(1,166)	(456,916)
Net Loss	(456,009)	(1,166)	(457,175)
Net loss attributable to ECD Stockholders’	(455,896)	(1,166)	(457,062)
Loss per share	(10.72)	(0.03)	(10.75)
Diluted loss per share	(10.72)	(0.03)	(10.75)

	Consolidated Balance Sheet as of
		June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Other assets	$10,980	$3,626	$14,606
Total assets	688,321	3,626	691,947
Additional paid-in capital	1,074,410	5,500	1,079,910
Accumulated deficit	(772,514)	(1,874)	(774,388)
Total ECD stockholders’ equity	298,112	3,626	301,738
Total stockholders’ equity	297,999	3,626	301,625
Total liabilities and stockholders’ equity	688,321	3,626	691,947

	Consolidated Statement of Cash Flows
	for the Year Ended June 30, 2010
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net loss	$(456,009)	$(1,166)	$(457,175)
Amortization of debt discount and deferred financing fees	15,991	1,166	17,157

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables summarize the effects of adopting ASC 470-20 for Debt with Conversion and Other Options and ASC 470-20 for Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing for the year ended June 30, 2009:

	Consolidated Statement of Operations for the
		Year Ended June 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
	(in thousands, except per share amounts)
Cost of product sales	$208,285	$90	$208,375
Total Expense	295,607	90	295,697
Operating income	20,686	(90)	20,596
Interest expense	(10,863)	(4,527)	(15,390)
Total other expense	(6,755)	(4,527)	(11,282)
Net income before income taxes	13,931	(4,617)	9,314
Net income	12,456	(4,617)	7,839
Earnings per share	0.29	(0.10)	0.19
Diluted earnings per share	0.29	(0.11)	0.18

	Consolidated Statement of Cash Flows for the
		Year Ended June 30, 2009
	As Previously
	Reported	ASC 470-20	As Reported
		(in thousands)
Net income	$12,456	$(4,617)	$7,839
Depreciation and amortization	33,515	90	33,605
Amortization of debt discount and deferred financing fees	—	15,380	15,380
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
Note 2 — Liquidity and Continued Listing Requirements
     We have reported cash and cash equivalents and short-term investments of $130.7 million as of June 30, 2011. We reported losses from operations of $288.1 million and $435.1 million (includes non-cash impairment losses of $228.8 million and $359.2 million), respectively, while reporting a decrease in cash and cash equivalents and short-term investments of $62.2 million and $108.6 million, respectively, for the years ended June 30, 2011 and 2010.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has taken actions to better align operating expenses to near-term revenue expectations and we believe that cash, cash equivalents and short-term investments will be sufficient to meet our liquidity needs for our current operations and planned capital expenditures during the fiscal year ended 2012.
     The Company is subject to risks common in the high technology and emerging energy industries including increased competition, reduced selling prices for solar energy, continued ability to research and develop our products and manufacturing technologies and reliance on government regulations to provide incentives for alternative energy solutions, including our products, as well as risks associated with the economies in our target markets. Changes to the Company’s business plan to respond to these and other potential risks could result in decreased sales or increased costs and changes in production requirements, which could impact business operations. The Company will continually monitor its operating results against the plan and, if required, further restrict operating costs and capital expenditures and take other actions as required to enable it to meet its cash needs for continued operations. If we do not achieve our business plan or we are not successful in responding to changes in the external environment, our results of operations, financial condition and cash flows could be materially adversely affected.
     The Company’s outstanding Senior Convertible Notes (“Notes”) do not come due until June 15, 2013. The Company may consider various financing or refinancing options for the Notes before June 15, 2013. If these options are not successful, there is no assurance that sufficient cash will be generated from operations to enable the Company to repay this debt when it comes due.
     Our common stock is currently listed for trading on the NASDAQ Global Select Market. The continued listing of our common stock is subject to the satisfaction of certain ongoing conditions pertaining to our financial performance and marketability of our stock, including the requirement that the minimum bid price of our common stock equal or exceed $1.00 at least once over any period of 30 consecutive trading days. The trading price of our stock is affected by numerous market factors apart from our financial performance and prospects that make it difficult to predict future stock prices. As of August 19, 2011, our common stock last exceeded the minimum bid requirement on August 2, 2011. If we are unable to meet the minimum bid price requirement, NASDAQ would promptly notify us of such deficiency and we generally would have a 180-day period to meet this requirement before our stock could be suspended from trading or delisted, although such period may be extended for appeals and, in the discretion of NASDAQ, for an additional compliance period of up to 180 days. During the 180-day compliance period, we would regain compliance with this listing standard if the minimum bid price exceeds $1.00 for 10 consecutive trading days (which may be extended to no more than 20 consecutive trading days at the election of NASDAQ staff). In addition, during any such period or any extension granted by NASDAQ we could seek to regain compliance with the minimum bid price requirement by obtaining shareholder approval of a reverse stock split. Due to the NASDAQ procedures and other methods of regaining compliance with the minimum bid criteria that are described above, we do not presently expect non-compliance with the minimum bid criteria to cause our common stock to be delisted. However, there can be no assurance that we will be able to maintain compliance with the minimum conditions for continued listing. If our common stock ceases to be listed on the NASDAQ Global Select Market and is not listed on another U.S. national securities exchange, such event would constitute a fundamental change under the terms of our Notes. In the event of such a fundamental change, the holders of the Notes would have the right to require us to repurchase their Notes within 35 days, which would have a material adverse effect on our liquidity. There is no assurance that additional sources of liquidity to repay the notes can be obtained on terms acceptable to the Company, or at all. If we were unable to repurchase Notes under such circumstances, we would be in default under our indenture.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share attributable to ECD stockholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share attributable to ECD stockholders reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) attributable to ECD stockholders. The following table reconciles the numerator and denominator to calculate basic and diluted earnings (loss) per share attributable to ECD stockholders:

	Net Income (Loss)
	Attributable to ECD		Earnings
	Stockholders	Shares	(Loss) Per
	(Numerator)	(Denominator)	Share
	(in thousands, except per share amounts)
Year Ended June 30, 2011
Basic and Diluted	$(306,072)	47,827	$(6.40)

Year Ended June 30, 2010
Basic and Diluted(1)	$(457,062)	42,533	$(10.75)

Year Ended June 30, 2009
Basic(1)	$7,839	42,277	$0.19
Effect of dilutive securities:
Stock warrants	—	133	—
Stock options	—	301	(0.01)

Diluted(1)	$7,839	42,711	$0.18

(1)	As adjusted due to the implementation of FASB 470-20.
     As part of the agreement for the Convertible Senior Notes (“Notes”) issued in June 2008, the Company also issued 3,444,975 shares as part of a share-lending agreement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes.
     The underwriter received all proceeds from any sale of shares pursuant to the share-lending agreement. The shares must be returned to the Company no later than the maturity date of the Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. However, because the shares must be returned to the Company, the shares are not considered outstanding for purposes of calculating earnings per share.
     The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. (See Note 15, “Long-Term Debt,” for additional information.) During the years ended June 30, 2011 and 2010, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings-per-share calculation.
     The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Year Ended June 30,
	2011	2010	2009
		(in thousands)
Share-based payment arrangements	1,451	1,089	160
Note 4 — Supplemental Cash Flow Information
     Supplemental disclosures of cash flow information are as follows:

	Year Ended June 30,
	2011	2010	2009
		(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$10,661	$11,833	$11,605
Cash paid for income taxes	548	342	809
Increase (decrease) in accounts payable for capital expenditures	(10,094)	6,989	(4,439)
Non-cash transactions:
Auction rate securities rights	—	—	3,938
Note 5 — Acquisition
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
Purchase Price Allocation
     The following table summarizes the final amounts of assets acquired and liabilities assumed recognized at the acquisition date:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
     Results of operations for SIT are included in the Company’s consolidated financial statements beginning August 19, 2009. The unaudited pro forma combined historical results for the amounts of SIT’s revenue and earnings that would have been included in the Company’s Consolidated Statements of Operations had the acquisition date been July 1, 2009 or July 1, 2008 are as follows:

	Year Ended
	June 30,
	2010(1)	2009(1)
	(in thousands)
Actual Amounts
Revenues	$43,916	N/A
Net loss attributable to ECD stockholders	(57,821)	N/A

Pro Forma Information
Revenues	$259,310	$358,154
Net (loss) income attributable to ECD stockholders	(460,729)	(42,843)
(Loss) earnings per share	(10.83)	(1.01)
Diluted (loss) earnings per share	(10.83)	(1.00)

(1)	As adjusted due to the implementation of FASB ASC 470-20.
     The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, along with intercompany elimination entries. This pro forma information is not necessarily indicative of future operating results.
Goodwill
     The goodwill of approximately $35.3 million arising from the SIT acquisition consisted largely of the synergies and economies of scale from combining the operations of the Company and SIT. All of the goodwill has been allocated to the Company’s United Solar Ovonic Segment. It is estimated that none of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the goodwill recognized will be deductible for income tax purposes. The changes in goodwill are as follows:

(in thousands)
Balance at June 30, 2009	$—
SIT acquisition	35,299
Foreign currency impact	54
Impairment loss	(35,353)

Balance at June 30, 2010	$—

     See Note 17, “Impairment Loss,” for additional information regarding the goodwill impairment.
Intangible Assets
     In conjunction with the SIT acquisition, intangible assets with a fair value of $2.8 million were recorded including trade name intangible assets with an indefinite life of $1.1 million.
     Amortization expense was $0.5 million for the year ended June 30, 2010.
     See Note 17, “Impairment Loss,” for additional information regarding the intangible asset impairment. Intangible assets, net consisted of the following:

		June 30, 2010
	Gross	Accumulated	Impairment
	Value	Amortization	Loss	Net Value
		(in thousands)
Customer contracts	$842	$(379)	$(463)	$—
Proprietary processes	190	(13)	(177)	—
Order backlog	276	(129)	(147)	—

Total	$1,308	$(521)	$(787)	$—

Note 6 — Investments
Short-Term Investments
     The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2011
Corporate bonds	$102,730	$223	$(1,028)	$101,925
U.S. government securities	1,001	—	—	1,001

	$103,731	$223	$(1,028)	$102,926

June 30, 2010
Corporate bonds	$89,935	$5	$(1,377)	$88,563
U.S. government securities	11,001	4	—	11,005
Auction rate certificates	14,200	—	(1,731)	12,469
Auction rate securities rights	—	1,734	—	1,734

	$115,136	$1,743	$(3,108)	$113,771

     The following schedule summarizes the contractual maturities of the Company’s short-term investments:

		June 30,
	2011		2010
	Amortized	Market	Amortized	Market
	Cost	value	Cost	Value
		(in thousands)
Due in less than one year	$68,091	$67,260	$38,586	$39,189
Due after one year through five years	35,640	35,666	76,550	74,582

	$103,731	$102,926	$115,136	$113,771

     The corporate bonds and U.S. government securities are classified as “available for sale.” On June 30, 2010, the Company elected its right to sell the remaining auction rate certificates and liquidate its auction rate securities rights. These transactions settled in July 2010.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Accounts Receivable
     Accounts Receivable consisted of the following:

	June 30,
	2011	2010
	(in thousands)
Billed
Trade	$33,715	$62,796
Related parties	—	269
Other	198	1,433

Subtotal	33,913	64,498
Unbilled
Royalties under license agreements	4,646	4,557
Government contracts	208	1,179
Government grants	2,480	1,866
Related parties	2	24
Other	1,838	1,660

Subtotal	9,174	9,286
Less allowance for uncollectible accounts	(3,934)	(1,763)

	$39,153	$72,021

     Unbilled receivables represent amounts for goods sold or services performed for the end customer that have not been invoiced as of the balance sheet date. Royalties under license agreements represent current estimated royalties earned but not yet received under long-term license agreements (up to 20 years). Amounts due under government contracts represent current estimated earnings not yet received under long-term government contracts (three to five years). Amounts due under government grants represent current estimated earnings not yet received under long-term government grants which span several years. Other unbilled receivables represent interest and insurance claim receivables. All unbilled receivables are billed and received within 12 months of the balance sheet date.
Note 8 — Sales-Type Lease Receivables
     In conjunction with the SIT acquisition, the Company acquired sales-type lease receivables. In 2005 and 2006, SIT entered into Energy Services Agreements whereby customers agreed to pay SIT, on a monthly basis over a 20-year period, for the electricity generated from the BIPV roofing systems installed on their buildings. The customers pay for the energy produced by solar systems at a rate specified in each contract. SIT recorded a lease receivable to reflect the future stream of energy services payments from customers over the 20-year period.
     Sales-type lease receivables consisted of the following:

June 30, 2011
(in thousands)
Total minimum lease payments receivable	$17,002
Less: Unearned income	(6,005)

Net investment in sales-type leases	$10,997

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of June 30, 2011 are as follows:

Fiscal Year	(in thousands)
2012	$1,013
2013	1,034
2014	1,054
2015	1,075
2016	1,096
Thereafter	11,571

$16,843

Note 9 — Inventories
     Inventories consisted of the following:

	June 30,
	2011	2010
	(in thousands)
Finished products	$40,429	$27,690
Work in process	17,578	13,905
Raw materials	10,492	19,900

	$68,499	$61,495

     Substantially all of the Company’s inventories are included in its United Solar Ovonic Segment. The above amounts are net of inventory reserves of $11.8 million and $15.9 million as of June 30, 2011 and 2010, respectively.
Note 10 — Property, Plant and Equipment, Net
     Property, plant and equipment consisted of the following:

	June 30,
	2011	2010
	(in thousands)
Machinery and equipment	$41,143	$187,546
Machinery and equipment — under capital leases	261	305
Buildings and improvements	15,892	36,175
Buildings under capital leases	9,146	16,880
Land	1,260	1,260
Construction in progress	40,101	122,276

Subtotal	107,803	364,442
Less accumulated depreciation and amortization	(16,528)	(63,386)

Total	$91,275	$301,056

     Certain prior-period amounts have been reclassified to conform to the current period presentation.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Accumulated amortization on assets under capital leases as of June 30, 2011 and 2010 was $0.9 million and $6.7 million, respectively.
     See Note 17, “Impairment Loss,” for additional information regarding the property, plant and equipment impairment.
Note 11 — Investments in Affiliates
Ovonyx, Inc.
     Ovonyx, Inc. (“Ovonyx”) was formed in 1999 as a joint venture between the Company, Mr. Tyler Lowrey, Intel Capital, and other investors and the Company currently has a 38.6% ownership (or 33.3% on a fully diluted basis after giving effect to the potential exercise of stock options and warrants). Ovonyx was formed to commercialize the Company’s Ovonic Universal Memory (“OUM”) technology through licensing and product development arrangements. OUM is a type of nonvolatile memory that can replace conventional nonvolatile or FLASH memory in applications requiring retention of stored data when power is turned off. As part of this joint venture arrangement, the Company has licensed all OUM and Ovonic Threshold Switch (“OTS”) technology to Ovonyx on an exclusive, worldwide basis and contributed intellectual property, licenses, production processes and know-how. The Company has made cash investments of $1.5 million for the ownership interest. The Company initially applied the equity method of accounting for its investment in Ovonyx. The Company discontinued applying the equity method of accounting as the Company had written down its investment to zero as its respective share of the losses of this joint venture exceeded its investment and the Company has not guaranteed any obligations or committed to provide financial support to Ovonyx.
     In addition to its equity interest, the Company also receives 0.5% of the Ovonyx annual gross revenues which it recognizes as royalty revenue. Royalty revenue was insignificant for each of the years ended June 30, 2011, 2010 and 2009.
     The Company recorded non-royalty revenue from Ovonyx of $0.1 million for the year ended June 30, 2011 and $0.2 million for each of the years ended June 30, 2010 and 2009, representing services provided to this joint venture.
United Solar Ovonic Jinneng Limited
     United Solar Ovonic Jinneng Limited (“USO Jinneng” or the “entity”) was formed in September 2008 as a joint venture between United Solar Ovonic LLC (“USO”) and Tianjin Jinneng Investment Co. (“TJIC”) and gave the Company a 25% equity interest. The entity was organized under the laws of the People’s Republic of China (“PRC”) to manufacture solar products in China for sale in the Chinese market using solar cells purchased from, and technology licensed by, USO. TJIC owns the other 75% equity interest and has the right to appoint a majority of the entity’s board of directors. Profits and losses of the joint venture will be allocated based on the parties’ respective ownership percentages. The Company’s equity interest can be increased up to 51% if sales of 10MW of PV modules in the PRC for a full fiscal year are achieved. Such an increase would also require additional capital contributions and loan guarantees. The Company has not decided if it will increase its ownership percentage. Currently the Company has no additional funding requirements under the agreement. During the year ended June 30, 2009, the Company made initial cash investments totaling $1.0 million to the joint venture and provided $1.5 million in value in the form of royalty-free license technology for which no investment was recorded. The joint venture commenced operations in the fourth quarter of fiscal year 2010. The Company applies the equity method of accounting for this investment and recognized a loss of $0.1

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, $0.3 million and an insignificant amount for the years ended June 30, 2011, 2010 and 2009, respectively. Sales from USO to USO Jinneng were $3.4 million, $2.8 million and $0.1 million for the years ended June 30, 2011, 2010 and 2009, respectively.
Note 12 — Liabilities
Warranty Liability
     The following is a summary of the changes in the product warranty liability during the year ended June 30, 2011:

(in thousands)
Liability at June 30, 2010	$41,335
Warranty expense	4,322
Warranty claims	(9,210)
Foreign currency impact	1,533

Liability at June 30, 2011	$37,980

Government Contracts, Reserves and Liabilities
     The Company’s contracts with the U.S. government and its agencies are subject to audits by the Defense Contract Audit Agency (“DCAA”). DCAA has audited the Company’s contracts, specifically its indirect rates, including its methodology of computing these rates, for the years through June 30, 2004. In its reports, DCAA challenged the allowability and the allocability of certain costs to its indirect cost pools and in fiscal 2011 the Company settled these matters. The Company has a reserve of $0.6 million and $1.0 million at June 30, 2011 and 2010, respectively, for its estimated obligation for these contracts and is included in “Accounts payable and accrued expenses” in the Company’s Consolidated Balance Sheets.
Other Long-Term Liabilities
     A summary of the Company’s other long-term liabilities is as follows:

	June 30,
	2011	2010
	(in thousands)
Structured financing	$12,140	$12,929
Long-term retirement	1,420	1,663
Customer deposits	—	120
Deferred patent license fees	2,381	3,333
Deferred revenue and royalties	297	297
Rent payable	826	1,145
Other	286	385

	$17,350	$19,872

     See Note 15, “Long-Term Debt,” for additional information about the structured financing liability.
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
Note 13 — Employee Benefit Plans
     The Company has a qualified 401(k) Plan for substantially all U.S. employees of the Company. The Company contributions are voluntary and established as a percentage of each participant’s salary up to a certain amount per employee. Historically, the Company matched participants’ contributions at a rate of 100% of the first 3% of the participant’s compensation and 50% of the next 2% of the participant’s compensation. The Company’s matching contributions to the 401(k) Plan were $0.9 million and $1.6 million for the years ended June 30, 2010, and 2009, respectively. In March 2010, the Company suspended matching contributions for all employees.
Note 14 — Derivative and Hedging Activities
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
     The Company held derivative financial instruments totaling $3.0 million in notional value and $0.2 million in fair value as of June 30, 2011. The Company accounts for these derivative financial instruments using cash-flow-hedge accounting treatment and recognizes the effective portion of the changes in fair value of the forward contracts as a component of “Accumulated other comprehensive loss, net” in the Company’s Consolidated Balance Sheets. As of June 30, 2011, the net unrealized gains on these contracts recorded in “Accumulated other comprehensive loss, net” was $0.2 million.
     In addition, the Company held derivative financial instruments totaling $4.4 million notional value and an insignificant amount in fair value as of June 30, 2011. These derivative financial instruments are not designated as cash-flow-hedges and the Company recognizes the changes in the fair value in “Other nonoperating expense, net” in the Company’s Consolidated Statements of Operations. For the year ended June 30, 2011, the Company recorded $2.3 million in “Other nonoperating expense, net.”
Note 15 — Long-Term Debt
Lines of Credit
     As of June 30, 2010, the Company had a secured credit facility, with an aggregate commitment of up to $55.0 million. The credit was pursuant to a Credit Agreement and a Fast Track Export Loan Agreement with JP Morgan Chase Bank, N.A. and was comprised of two separate lines of credit, a $30.0 million line (the “Asset-Based Revolver”) and a $25.0 million line (the “Ex-Im Revolver”). Both lines were secured by inventory and receivables of the borrowers.
     During September 2010, the Company terminated the secured revolving credit facility. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4,

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of June 30, 2011, outstanding letters of credit totaled $7.0 million.
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
     During the year, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 4,710,618 shares of its common stock in exchange for an aggregate principal amount of $30.1 million held by the holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $3.3 million.
     On July 1, 2010, the Company adopted the FASB ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”) which amends ASC 470-20 clarifying that share-lending arrangements executed in connection with convertible debt offerings or other financing should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangements as an interest cost. ASC 470-20 is effective for arrangements entered into during the fiscal year. The Company estimated that the effective interest rate at the time of the offering for similar debt without the conversion feature was 9.9%. The effective interest rate for the years ended June 30, 2011 and 2010 was 10.2% and 10.4%, respectively. At June 30, 2011 and 2010, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.
     The net carrying amount of the Notes is as follows:

	June 30,	June 30,
	2011	2010
	(in thousands)
Outstanding principal	$263,153	$293,250
Less: unamortized discount	30,927	49,596

Net carrying amount	$232,226	$243,654

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The gross interest expense recognized is as follows:

	Year Ended June 30,
	2011	2010
	(in thousands)
Contractual interest	$8,337	$9,043
Amortization of discount	14,228	18,680
Amortization of debt issue costs	2,318	2,878

Gross interest expense recognized	$24,883	$30,601

     The Company adopted the provisions of ASC 470-20 on July 1, 2010, with retrospective application to prior periods. (See Note 1, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” for additional information.) As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” agreement with the underwriter. The purpose of the share-lending agreement is to facilitate transactions which allow the investors in the Notes to hedge their investments in the Notes. The term of the share-lending agreement coincides with the Notes term and will terminate no later than June 15, 2013. The underwriter received all proceeds from any sale of shares pursuant to the share-lending agreement. The shares must be returned to ECD no later than the maturity date of the Convertible Senior Notes. These shares are considered issued and outstanding and have all the rights of any holder of the Company’s common stock. The fair value of the outstanding loaned shares as of June 30, 2011 and June 30, 2010 was $4.0 million and $14.1 million, respectively. The Company recognized debt issuance costs of $5.5 million which are amortized using the effective interest method over the life of the share-lending agreement as interest cost and are included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company has $2.6 million and $3.6 million of unamortized issuance costs associated with the share-lending agreement as of June 30, 2011 and June 30, 2010, respectively. In addition, the Company recognized an additional $1.0 million and $1.2 million of interest costs relating to the amortization of the issuance costs associated with the share-lending agreement for the years ended June 30, 2011 and 2010, respectively. The counterparty to the share-lending agreement is required to provide collateral at least equal to 100% of the market value of the loaned shares when the rating from Standard and Poor’s Ratings Group for its indebtedness falls below A-. No collateral was required as of June 30, 2011.
     See Note 2, “Liquidity and Continued Listing Requirements,” for additional information about our common stock listing requirements in relationship to our Notes.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The aggregate maturities of long-term debt and capital lease obligations by year as of June 30, 2011 were as follows:

Year	Long-Term Debt	Capital Lease Obligations	Total
	(in thousands)
2012	$630	$1,278	$1,908
2013	263,809	1,411	265,220
2014	683	1,647	2,330
2015	704	1,926	2,630
2016	734	1,736	2,470
Thereafter	8,250	12,298	20,548

Total	$274,810	$20,296	$295,106

Note 16 — Commitments and Contingencies
Operating Leases
     The Company has operating lease agreements, principally for production, office and research facilities and equipment. These leases have remaining terms ranging from a month-to-month basis to six years and, in some instances, include renewal provisions at the option of the Company. Rent expense under such lease agreements for the years ended June 30, 2011, 2010 and 2009 was approximately $6.5 million, $6.5 million and $4.7 million, respectively.
     Future minimum payments on obligations under noncancellable operating leases expiring subsequent to June 30, 2011 are as follows:

(in thousands)
2012	$5,307
2013	4,168
2014	3,572
2015	3,272
2016	3,350
Thereafter	4,603

24,272
Less sublease income	(146)

Net future minimum payments	$24,126

Note 17 — Impairment Loss
     The Company periodically evaluates the carrying value of its assets whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
     Due to changing market conditions in the quarter ended March 31, 2011, losses incurred to date and a dramatic and abrupt shift in the Italian and French solar incentives structures, the Company concluded that the carrying values of its assets may not be recoverable. Accordingly, the Company commenced with an impairment analysis of the assets included in its United Solar Ovonic segment as of March 31, 2011. The Company’s assessment utilized quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with the Company’s business plan; however, actual cash flows in the future may differ significantly from those previously forecasted.
     Based on the results of the analysis, the Company recorded an impairment loss of $221.7 million in the carrying value of the Company’s property, plant and equipment. In addition, we recorded a reserve of $7.1 million on the development loan to Winch Energia S.R.L and its affiliates (collectively, “Winch”) (see Note 24, “Variable Interest Entity,” for additional information).
     In the quarter ended March 31, 2010, due to changing market conditions, losses incurred to date and the increased near-term capacity anticipated from the Company’s technology roadmap, the Company concluded that the carrying values of its long-lived assets, including goodwill, may not be recoverable, and the Company recorded an impairment loss of $358.0 million.
Note 18 — Royalties, Nonrefundable Advance Royalties and License Agreements
     The Company has business agreements with third parties and with related parties for which royalties and revenues are included in the Consolidated Statements of Operations.
     The Company deferred recognition of revenue in the amount of $0.2 million relating to nonrefundable advance royalty payments for both fiscal years ended June 30, 2011 and 2010.
     Fiscal years 2011, 2010 and 2009 included license fees of approximately $1.0 million resulting from the amortization over 10.5 years of the $10.0 million payment received in July 2004 in connection with a settlement of a patent infringement dispute with Panasonic EV Energy Co., Ltd.
Note 19 — Restructuring Charges
     The Company has incurred ongoing restructuring charges to better align operating expenses with near-term revenue expectations. In December 2009, June 2010 and throughout 2011, the Company incurred restructuring charges as part of its business realignment. The Company estimates that it will incur restructuring costs of $6.7 million, all of which were recognized during fiscal year ended June 30, 2011, and of which $6.4 million related to employee severance and $0.3 related to equipment and headquarters relocation. The restructuring is expected to be completed in fiscal 2012. The restructuring charges were primarily incurred in the United Solar Ovonic segment.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Employee-Related	Other
	Expenses	Expenses	Total
		(in thousands)
Balance June 30, 2009	$840	$—	$840
Liability assumed in SIT acquisition	122	—	122
Charges	4,527	209	4,736
Utilization or payment	(2,178)	(209)	(2,387)

Balance June 30, 2010	$3,311	$—	$3,311
Charges	6,431	269	6,700
Utilization or payment	(4,880)	(269)	(5,149)
Currency Translation	(14)	—	(14)

Balance June 30, 2011	$4,848	$—	$4,848

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
Note 20 — Share-Based Compensation
     The Company records the fair value of share-based compensation grants as an expense. Total share-based compensation expense for the years ended June 30, 2011, 2010, and 2009 was $5.3 million, $4.4 million, and $5.3 million, respectively. For the year ended June 30, 2011, $0.8 million of share-based compensation expense was included in restructuring charges.
     In December 2010, our stockholders approved the 2010 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which replaced the 2006 Stock Incentive Plan (“2006 SIP”) and the Annual Incentive Plan. The Omnibus Plan provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards and other equity-based and equity-related awards that the Compensation Committee of the Board of Directors determines are consistent with the purpose of the Omnibus Plan and the interests of the Company. Awards may be granted in tandem with other awards. Subject to adjustment for changes in capitalization, the maximum aggregate number of shares available under the Plan is equal to the sum of (i) 4,100,000, plus (ii) any of the awards outstanding under the Company’s terminated plans (the 1995 and 2000 Non-Qualified Stock Option Plans and the 2006 Stock Incentive Plan), but only to the extent that such outstanding awards are forfeited, expire, or otherwise terminate without the issuance of shares on or after December 14, 2010.
     The Company has Common Stock authorized for future issuance as follows:

	Number of Shares
	June 30, 2011	June 30, 2010
Stock options	519,699	864,849
Restricted stock units	4,978,010	598,396
Convertible Investment Certificates	5,094	5,210

Total shares authorized	5,502,803	1,468,455

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
     The Company did not grant any options in the year ended June 30, 2011. The weighted-average fair value of the options granted during the years ended June 30, 2010 and 2009 were estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009
Estimated fair value	$9.24	$35.43
Assumptions
Dividend Yield	0%	0%
Volatility %	73.47%	65.04%
Risk-Free Interest Rate	3.13%	2.95%
Expected Life	7.26 years	7.03 years
     A summary of the transactions during the fiscal years 2011, 2010 and 2009 with respect to the Company’s stock options is as follows:

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregate
		Weighted-	Intrinsic
		Average	Value(1)
	Shares	Exercise Price	(in thousands)
Outstanding at June 30, 2008	964,586	$21.24	$50,541
Granted	94,870	$56.00
Exercised	(158,166)	$12.52	$6,817
Expired	(3,190)	$23.63
Forfeited	(3,596)	$54.14

Outstanding at June 30, 2009	894,504	$26.33	$387
Granted	19,500	$12.98
Exercised	—	—
Expired	(37,151)	$36.38
Forfeited	(12,004)	$65.09

Outstanding at June 30, 2010	864,849	$25.06	$—
Granted	—	—
Exercised	—	—
Expired	(320,380)	$22.84
Forfeited	(24,770)	$24.56

Outstanding at June 30, 2011	519,699	$26.45	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The table below sets forth stock options exercisable during the three years ended June 30, 2011, 2010 and 2009:

		Weighted-		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value(1)	in Years
		(in thousands)
Exercisable at June 30, 2011	487,595	$24.89	$—	2.17

Exercisable at June 30, 2010	726,944	$22.75	$—	2.80

Exercisable at June 30, 2009	709,074	$21.85	$376	3.58

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     As of June 30, 2011, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than one year.
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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSAs awarded under the 2006 SIP during the years ended June 30, 2011, 2010 and 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2008	89,834	$31.49
Awarded	26,500	$43.03
Vested	—	—
Forfeited	(5,568)	$35.92
Released from restriction	(13,348)	33.46

Nonvested at June 30, 2009	97,418	$34.10
Awarded	13,290	$9.58
Vested	—	—
Forfeited	(525)	$9.58
Released from restriction	(8,515)	$32.76

Nonvested at June 30, 2010	101,668	$31.14
Awarded	—
Vested
Forfeited	(3,380)	$20.23
Released from restriction	(55,805)	$29.64

Nonvested at June 30, 2011	42,483	$33.96

     As of June 30, 2011, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than one year.
Restricted Stock Units
     Restricted stock units (“RSUs”) settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the plan pursuant to which they were granted (the 2006 Stock Incentive Plan and the Omnibus Plan) or the Executive Severance Plan, as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Information concerning RSUs awarded during the year ended June 30, 2011, 2010 and 2009 are as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2008	2,500	$73.64
Awarded	208,428	$52.70
Vested	(760)	$76.74
Forfeited	(5,700)	$60.49

Nonvested at June 30, 2009	204,468	$52.63
Awarded	289,524	$11.07
Vested	—	—
Forfeited	(73,372)	$39.78
Exchanged	(95,234)	$52.36
Released from restriction	(15,764)	$20.13

Nonvested at June 30, 2010	309,622	$18.57
Awarded	1,803,754	$3.95
Vested
Forfeited	(206,319)	$10.35
Released from restriction	(53,100)	$10.21

Nonvested at June 30, 2011	1,853,957	$5.49

     As of June 30, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.81 years. The total fair value of shares vested during the year ended June 30, 2010 was insignificant.
Warrants
     As of June 30, 2009, the Company had outstanding warrants for the purchase of 400,000 shares of Common Stock granted pursuant to a Common Stock Warrant Agreement entered into in March 2000. These warrants were exercisable on or prior to March 10, 2010 at $22.93 per share. In March 2010, all outstanding warrants expired unexercised.
Note 21 — Fair Value Measurements
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
     Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At June 30, 2011, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The Company calculates the fair value of its derivative assets and liabilities using Level 2 inputs of quoted currency forward rates. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheets as of June 30, 2011 was not significant. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $139.8 million as of June 30, 2011 using Level 2 inputs.
     At June 30, 2011 and 2010, information about inputs into the fair value measurements of our assets that we make on a recurring basis is as follows:

	As of June 30, 2011
	Fair Value Measurements at
	Reporting Date Using
				Total Fair
				Value and
				Carrying Value
	Level 1	Level 2	Level 3	on our Balance Sheet
		(in thousands)
Investments in corporate bonds	$87,426	$14,499		$101,925
Investments in U.S. government securities		1,001		1,001
Investments in money market funds	9,733			9,733

	As of June 30, 2010
	Fair Value Measurements at
	Reporting Date Using
				Total Fair
				Value and
				Carrying Value
	Level 1	Level 2	Level 3	on our Balance Sheet
		(in thousands)
Auction rate certificates			$12,469	$12,469
Auction rate securities rights			1,734	1,734
Investments in corporate bonds	$84,378	$4,185		88,563
Investments in U.S. government securities		11,005		11,005
Investments in money market funds	59,375			59,375

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We have reclassified our investments in corporate bonds and U.S. government securities as of June 30, 2010 from Level 1 to Level 2 to be consistent with our classification as of June 30, 2011. This reclassification is not a result of any changes in our investment policy.
     The following table presents the changes in Level 3 assets for the year ended June 30, 2011:

		Auction Rate
	Auction Rate	Securities
	Certificates	Rights
	(in thousands)
Balance at July 1, 2010	$12,469	$1,734
Redeemed by UBS	(14,200)	—
Net gain (loss) recognized in earnings	1,731	(1,734)

Balance at June 30, 2011	$—	$—

     Net (loss) gains recognized in earnings are included in “Other nonoperating income (expense), net” in the Company’s Consolidated Statements of Operations.
     In addition to the items that are measured at fair value on a recurring basis, the Company also measured certain assets at fair value on a nonrecurring basis. As a result of an impairment analysis, the Company recorded an impairment loss of $228.8 million to write its assets down to fair value (see Note 17, “Impairment Loss,” for additional information). The Company has determined that these fair value measurements rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.
     Information regarding the Company’s assets included in its United Solar Ovonic Segment that were measured at fair value on a nonrecurring basis is as follows:

	As of June 30, 2011	As of June 30, 2010
Level 3
(in thousands)
Property, plant and equipment, net	$86,709	$296,007
Goodwill	—	—
Intangible assets, net	—	—
Note 22 — Income Taxes
     The Company files U.S. federal, state and foreign income tax returns. Due to its net operating loss carryforwards, federal income tax returns from fiscal 1997 forward are still subject to examination. In addition, open tax years related to various state and foreign jurisdictions remain subject to examination.
     The Company’s income tax (benefit) expense consisted of the following:

	June 30, 2011	June 30, 2010
	(in thousands)
Federal Income Tax	$(11)	$(2,598)
State Income Tax	31	(44)
Foreign Income Tax	374	394

Total Income Taxes	$394	$(2,248)

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Tax expense primarily relates to foreign subsidiaries located in Mexico and Germany. The Company pays minimum taxes in various state jurisdictions and has claimed a benefit related to certain refundable federal tax credits.
     A reconciliation of the Company’s effective tax rate for the year ended June 30, 2011 is as follows:

Statutory rate (benefit)	(34.00%)
State taxes	0.01%
Permanent adjustments	0.98%
Foreign taxes	0.12%
Change-in-valuation allowance	33.02%

Effective rate	0.13%
     Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	June 30,
	2011	2010
	(in thousands)
Deferred tax asset:
Basis difference in intangibles	$9,405	$9,885
U.S. NOL carryforwards	169,610	138,849
Foreign NOL carryfowards	7,261	—
R&D credit carryforwards	6,337	8,021
AMT credit carryforwards	875	1,968
Capital loss	—	663
Warranty reserve	6,455	11,470
Basis and depreciation differences of property	178,015	109,800
Employee stock options	12,237	10,655
All other	23,545	23,861

	413,740	315,172
Deferred tax liability:
Convertible debt	(10,515)	(16,862)
All other	(76)	(544)

Net deferred tax asset	403,149	297,766
Valuation allowance	(403,149)	(296,681)

Net deferred tax asset	$—	$1,085

     The Company’s valuation allowance increased by $106.5 million and $166.1 million in fiscal year 2011 and 2010, respectively. The changes in the valuation allowance are mainly due to the addition of federal and state net operating losses (“NOLs”), R&D tax credits, impairment of long-lived assets, as well as certain state deferred taxes.
     Included in the net operating loss deferred tax asset above are certain deferred tax assets attributable to excess stock option deductions. Due to a provision within ASC Topic 718 “Compensation — Stock Compensation” concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed even if the facts and circumstances

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce current taxes payable.
     At June 30, 2011, the Company’s remaining U.S. net tax operating loss carryforwards and tax credit carryforwards expire as follows:

	U.S. Net Tax
	Operating Loss	U.S. R&D Credit
	Carryforward	Carryforward
	(in thousands)
2012	$21,183	$720
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	19,272	563
2019	8,212	1,267
2020	10,170	987
2021	4,674	164
2022	24,353	—
2023	36,846	—
2024	71,840	463
2025	9,394	415
2026	64,629	569
2027	58,117	638
2028	9,248	551
2029	83,175	—
2030	77,737	—

Total	$498,850	$6,337
     In addition, the Company has $0.9 million in Alternative Minimum Tax Credit carryforwards that do not expire.
     Included within the Company’s U.S. NOLs of $498.9 million are acquired NOLs of approximately $61.7 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service. The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million. Additionally, SIT has foreign NOLs with a full valuation allowance totaling approximately $22.0 million.
     As of the end of fiscal 2011, a full valuation allowance has been recorded against the Company’s net deferred tax assets of $403.1 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between 2012 and 2030, reserves and basis differences in fixed assets and intangible assets recognized for book purposes and not tax purposes).

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 23 — Tax Benefits Preservation Plan
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
Note 24 — Variable Interest Entity
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
     In 2010, the Company entered into a development loan agreement and a development services agreement with Winch Energia S.R.L and its affiliates (collectively, “Winch”) whereby the Company

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would fund Winch’s acquisition of development rights for solar installation projects in Italy. As part of these agreements, the Company provided Winch with the funding necessary to procure the development rights and fund third-party development expenditures until permanent financing is obtained. The Company will also supply the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey Engineering, Procurement and Construction (“EPC”) contractor, who will install the solar modules supplied by the Company. The development loan is secured by a pledge in equity in the Winch entities holding the projects. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch.
     During the second quarter of fiscal year 2011, Winch secured third-party financing for the first group of projects, which were allocated into a separate legal entity, and initiated the construction of these projects. The Company’s development loan attributed to these projects was $5.2 million and, in connection with the third-party financing, $3.1 million was repaid along with $0.4 million in interest and services to the Company and $2.1 million was converted into an unsecured vendor loan, which is subordinate to the new third-party financing. Further, the Company sold $11.0 million of products to the EPC contractor during the second quarter of 2011 for the projects in this separate legal entity.
     During the third quarter of fiscal year 2011, Winch secured third-party financing for the second group of projects, which were allocated into a separate legal entity and initiated construction of these projects using the Company as the EPC contractor. The Company’s development loan attributed to these projects was $5.8 million which was repaid to the Company along with $0.8 million of accrued interest and services. In the third quarter of fiscal year 2011, the Company began shipping products for this group of projects and in accordance with the Company’s accounting policies for system sales, the Company recognized $34.0 million of system revenue using the percentage-of-completion method related to these projects and will continue to recognize system revenue as these projects progress.
     In connection with the repayment of the development loans in the second and third quarters of fiscal year 2011, the Company has released that portion of the pledge attributable to these portions of the development loans.
     As of June 30, 2011 and 2010, the outstanding balance of the development loan was $7.1 million and $14.2 million, respectively. The development loan bears interest at 5% per annum and the Company will also receive a fee equivalent to a 10% annual interest rate on the outstanding borrowings under the loan as compensation for services provided to support the development of the projects. These amounts are payable upon maturity of the development loan. Additionally, as of June 30, 2011, the outstanding balance of the vendor loan to the separate legal entity was $2.2 million. The vendor loan bears interest at 5.5% per annum and the interest is payable upon repayment of the vendor loan.
     As a result of the change in market conditions in Italy in the third quarter for 2011 (see Note 17, “Impairment Loss,” for additional information) the Company performed an assessment of the recoverability of the development loan to Winch and recorded a reserve of $1.3 million in the quarter ended March 31, 2011. In the fourth quarter of fiscal 2011, Winch experienced difficulty in obtaining governmental approval for the remaining projects in Italy. Consequently, the ability to develop these remaining projects and enable Winch to repay the development loans to the Company is in doubt. As a result, the Company provided an additional reserve of $5.8 million as of June 30, 2011.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company continuously reassesses whether (i) entities we are associated with are still VIEs and (ii) whether we are the primary beneficiary of those entities. Previously, because the Company’s interest was the sole source of financial support to Winch, the Company determined that all of Winch was a VIE and should be consolidated in the Company’s consolidated results of operations. As the separate legal entities obtained third-party financing and commenced operations, the Company is no longer required to consolidate the separate legal entities because we neither direct the significant activities of nor provide significant financial support to any of these legal entities. Although the Company is the primary beneficiary of the remainder of Winch, it has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the period ended June 30, 2011. The Winch VIE had net assets of $6.9 million consisting primarily of development rights on the properties that are yet to be developed, excluding the development loan due to the Company.
Note 25 — Business Segments
     The Company has two segments, United Solar Ovonic and Ovonic Materials. The Company includes SIT in its United Solar Ovonic segment.
     The following table lists the Company’s segment information and reconciliation to the amounts in the Company’s consolidated financial statements. The grouping “Corporate and Other” below does not meet the definition of a segment as it contains the Company’s headquarters costs, consolidating entries, and the Company’s investments in joint ventures, which are not allocated to the above segments; however, it is included below for reconciliation purposes only.

	United
	Solar	Ovonic	Corporate
	Ovonic	Materials	and Other	Total
		(in thousands)
Year Ended June 30, 2011
Revenues	$221,899	$10,593	$54	$232,546
Depreciation and amortization	17,407	272	366	18,045
Operating (loss) income	(269,449)	4,273	(22,891)	(288,067)
Year Ended June 30, 2010
Revenues	237,437	16,810	169	254,416
Depreciation and amortization	31,557	239	912	32,708
Operating (loss) income	(418,001)	8,666	(25,766)	(435,101)
Year Ended June 30, 2009
Revenues	302,758	13,317	218	316,293
Depreciation and amortization	32,557	296	752	33,605
Operating income (loss)	44,447	3,912	(27,763)	20,596
As of June 30, 2011
Capital expenditures	38,418	—	—	38,418
Total assets	257,459	5,824	125,195	388,478
As of June 30, 2010
Capital expenditures	31,992	—	—	31,992
Total assets	530,554	6,442	154,951	691,947

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents revenues by country based on the invoicing location of the customer:

	Year Ended June 30
	2011	2010	2009
	(in thousands)
Italy	$112,875	$94,976	$66,859
United States	57,241	40,473	82,564
France	19,456	27,344	69,282
Germany	18,973	22,860	60,254
Japan	7,698	10,159	6,244
China	4,657	6,497	3,770
Saudi Arabia	2,767	—	—
Spain	1,779	29,493	1,694
Canada	1,301	—	12
South Korea	1,098	1,876	6,410
Austria	1,083	505	517
Belgium	442	18,420	—
Switzerland	50	513	16,704
Other Countries	3,126	1,300	1,983

	$232,546	$254,416	$316,293

     The Company’s property, plant and equipment, net of accumulated depreciation, is located principally in the United States and Mexico.
     The following table presents major customers as a percentage of total Company revenues:

		Year Ended June 30,
Significant Customer	Segment	2011	2010	2009
Affiliates of the Winch Energy Group	United Solar Ovonic	15%	—	—
Enel Green Power	United Solar Ovonic	*	20%	—
EDF En Development	United Solar Ovonic	*	*	12%

*	denotes less than 10% during the period
Note 26 — Litigation
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
     On March 2, 2010, the Company transferred its right in patents and licenses related to optical memory storage to Acacia Patent Acquisition LLC (“Acacia”). A related party of Acacia filed a lawsuit in November 2010 against 14 defendants alleging infringement of the optical memory storage patents. If Acacia is successful in pursuing licensing and enforcement of the patents and existing licenses related to the patents, the Company will share in 50% of the net proceeds (after costs) recovered as a result of the lawsuits or settlements.
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
Note 27 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except for per share amounts)
Year ended June 30, 2011
Revenues	$68,397	$69,547	$21,494	$73,108	$232,546
Operating (Loss)	(8,025)	(3,579)	(239,327)	(37,136)	(288,067)
Net (Loss) Attributable to ECD Stockholders	(13,456)	(7,513)	(243,103)	(42,000)	(306,072)
(Loss) Per Share, Attributable to ECD Stockholders	(0.29)	(0.16)	(4.88)	(.84)	(6.40)
Diluted (Loss) Per Share, Attributable to ECD Stockholders	(0.29)	(0.16)	(4.88)	(.84)	(6.40)
Year ended June 30, 2010
Revenues	$42,944	$52,912	$72,406	$86,154	$254,416
Operating (Loss)	(8,278)	(32,202)	(377,113)	(17,508)	(435,101)
Net (Loss) Attributable to ECD Stockholders(1)	(11,973)	(39,212)	(385,076)	(20,801)	(457,062)
(Loss) Per Share, Attributable to ECD Stockholders(1)	(0.28)	(0.93)	(9.10)	(0.49)	(10.75)
Diluted (Loss) Per Share, Attributable to ECD Stockholders(1)	(0.28)	(0.93)	(9.10)	(0.49)	(10.75)

(1)	As adjusted due to the implementation of FASB ASC 470-20 (see Note 1).
Note 28 — Subsequent Events — Discontinued Operations
     In July 2011, we announced that we are seeking the sale of Ovonic Battery Company, Inc., (“OBC”), which conducts our battery technology licensing and materials manufacturing activities and comprises substantially all of the business of our Ovonic Materials Division, in order to focus on our United Solar Ovonic business activities. OBC is a consolidated subsidiary in which we have a 93.6% equity interest with the balance owned by Honda Motor Company, Ltd. (3.2%) and Sanoh Industrial Co., Ltd. (3.2%). In fiscal 2012, we will account for OBC as discontinued operations in our consolidated financial statements.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A: Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management determined that, as of June 30, 2011, the Company maintained effective internal control over financial reporting.

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
     We have audited Energy Conversion Devices, Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

     In our opinion, Energy Conversion Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Conversion Devices, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows and financial statement schedule for each of the three years in the period ended June 30, 2011, and our report dated August 25, 2011 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Southfield, Michigan
August 25, 2011
Item 9B: Other Information
Not applicable.

PART III
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III is omitted from this Report on Form 10-K and is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 15, 2011 (the “2011 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed not later than 120 days after the end of the fiscal year covered by this Report.
Item 10: Directors, Executive Officers and Corporate Governance
     The information contained in the sections entitled “Election of Directors,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2011 Proxy Statement is incorporated herein by reference.
     The information regarding our Audit Committee, including the members of our Audit Committee and audit committee financial experts, set forth in the section entitled “Corporate Governance and Board Matters” contained in our 2011 Proxy Statement is incorporated herein by reference.
     The charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Finance Committee are available in the “Corporate Information — Corporate Governance” section of our website at www.energyconversiondevices.com and are available to any stockholder upon request to the Corporate Secretary. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
     We have adopted a Code of Business Conduct that applies to all employees, including our chief executive officer and chief financial officer, and directors. A copy of the Code of Business Conduct is available in the “Corporate Information — Corporate Governance” section of our website at www.energyconversiondevices.com.
Item 11: Executive Compensation
     The information required to be furnished pursuant to this Item will be included under “Compensation of Directors,” “Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Tables,” in the 2011 Proxy Statement and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item concerning equity compensation plan information will be included under “Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference.
     The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be included under “Security Ownership of Management and Certain Beneficial Owners” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence
     The information concerning certain relationships and related transactions will be included under “Certain Relationship and Related Transactions” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the 2011 Proxy Statement and is incorporated herein by reference.
Item 14: Principal Accounting Fees and Services
     The information required by this Item will be included under “Independent Registered Public Accounting Firm Fees” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:

Other financial statements and financial statement schedules are omitted (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.

3. Exhibits

3.1	Amended and Restated Certificate of Incorporation filed January 8, 2008 (filed with the Registrant’s Proxy Statement dated October 29, 2007 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation filed on December 16, 2010, increasing the number of authorized shares from 100,000,000 to 150,000,000 (filed with the Registrant’s Proxy Statement dated November 1, 2010 and incorporated herein by reference)

3.3	Bylaws in effect as of October 11, 2007 (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K dated October 17, 2007)

4.1	Form of Indenture between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to exhibit 4.1 to the Registrant’s Form 8-K dated June 19, 2008)

4.2	Form of First Supplemental Indenture between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.2 to the Registrant’s Form 8-K dated June 19, 2008)

4.3	Indenture, dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008)

4.4	First Supplemental Indenture dated June 24, 2008, between Energy Conversion Devices, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008)

10.1	Energy Conversion Devices, Inc. 1995 Non-Qualified Stock Option Plan (incorporated by reference to exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10.2	Energy Conversion Devices, Inc. 2000 Non-Qualified Stock Option Plan (filed as exhibit A to the Registrant’s Proxy Statement dated January 19, 2001 and incorporated herein by reference)

10.3	Energy Conversion Devices, Inc. 2006 Stock Incentive Plan (filed as exhibit A to the Registrant’s Proxy Statement dated October 12, 2006 and incorporated herein by reference

10.4	Energy Conversion Devices, Inc. Executive Severance Plan effective July 24, 2007 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 30, 2007)

10.5	Form of Severance Plan Participation Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 30, 2007)

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 30, 2007)

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 30, 2007)

10.8	Letter Agreement dated August 23, 2007 among Stanford R. Ovshinsky, Energy Conversion Devices, Inc. and Ovonic Battery Company (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2007)

10.9	Share-lending Agreement dated as of June 18, 2008 among Energy Conversion Devices, Inc. and Credit Suisse International and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2008)

10.10	Form of Restricted Stock Unit (incorporated by reference to exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008)

10.11	Amendment No. 1 to 2006 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.12	Form of Performance Share Award Agreement pursuant to the Energy Conversion Devices, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.13	Form of Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.14	Amended Executive Severance Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.15	Agreement and Plan of Merger entered into by Energy Conversion Devices, Inc. and Solar Integrated Technologies dated July 21, 2009 (incorporated by reference to exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009)

10.16	Energy Conversion Devices, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 12, 2011)

10.17	Form of Performance Unit Award Agreement pursuant to the Energy Conversion Devices, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 12, 2011)

10.18	Form of Restricted Stock Unit Award Agreement pursuant to the Energy Conversion Devices, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 12, 2011)

10.19	Form of Director Restricted Stock Unit Award Agreement pursuant to the Energy Conversion Devices, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 12, 2011)

10.20	Separation Agreement dated as of May 6, 2011 between Energy Conversion Devices, Inc. and Mark D. Morelli (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2011)

10.21	Senior Management Retention Plan dated May 4, 2011 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2011)

10.22	Form of Participant Agreement for Senior Management Retention Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2011)

10.23	Transition Agreement dated as of June 29, 2011 between Energy Conversion Devices, Inc. and Subhendu Guha (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2011)

21.1	List of all direct and indirect subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning of	Costs and	to Other			End of
	Period	Expenses	Accounts		Deductions	Period
	(in thousands)
June 30, 2011
Allowance for uncollectible accounts	$1,763	$2,171	$—		$—	$3,934
Reserve for losses on government contracts	952	—	—		(371)	581
Reserve for inventory obsolescence	15,882	1,074	—		(5,126)	11,830
Reserve for warranty	41,335	4,322	—		(7,677)	37,980
Valuation allowance for deferred taxes	296,681	106,468	—		—	403,149

June 30, 2010
Allowance for uncollectible accounts	$4,481	$462	$—		$(3,180)	$1,763
Reserve for losses on government contracts	1,761	—	—		(809)	952
Reserve for inventory obsolescence	12,901	11,721	3,267	(a)	(12,007)	15,882
Reserve for warranty	5,917	4,036	38,548	(a)	(7,166)	41,335
Valuation allowance for deferred taxes	130,535	150,811	16,420	(a)	(1,085)	296,681

June 30, 2009
Allowance for uncollectible accounts	$825	$3,692	$—		$(36)	$4,481
Reserve for losses on government contracts	1,851	—	—		(90)	1,761
Reserve for inventory obsolescence	4,790	8,111	—		—	12,901
Reserve for warranty	1,499	5,680	—		(1,262)	5,917
Valuation allowance for deferred taxes	128,757	4,934	—		(3,156)	130,535

(a)	Addition related to balances assumed in the SIT acquisition and was charged to goodwill.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.
August 25, 2011	By:	/s/ Jay B. Knoll
Jay B. Knoll
Interim President (Principal Executive Officer)

/s/ Jay B. Knoll Jay B. Knoll	Interim President (Principal Executive Officer)	August 25, 2011

/s/ William C. Andrews William C. Andrews	Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2011

/s/ Joseph A. Avila Joseph A. Avila	Director	August 25, 2011

/s/ Alan E. Barton Alan E. Barton	Director	August 25, 2011

/s/ Robert I. Frey Robert I. Frey	Director	August 25, 2011

/s/ William J. Ketelhut William J. Ketelhut	Director	August 25, 2011

/s/ Stephen Rabinowitz Stephen Rabinowitz	Director	August 25, 2011

/s/ George A. Schreiber, Jr. George A. Schreiber, Jr.	Director	August 25, 2011