Form 10-K/A
period 2011-06-30
ENERGY CONVERSION DEVICES INC
filed 2011-10-28
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of December 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $244.4 million based on the closing price as reported on the NASDAQ Global Select Market.

As of August 19, 2011, there were 53,269,925 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2011

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Energy Conversion Devices, Inc. (the “Company” or “ECD”) for the fiscal year ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2011 (the “Original Filing”). This Amendment No. 1 is being filed solely to amend the Original Filing to include the information called for by Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K that was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Filing, or incorporated by reference from the Company’s definitive proxy statement if filed with the SEC not later than 120 days after the end of the fiscal year covered by the Original Filing. As of the date of this Amendment No. 1, the Company does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Original Filing.

Except as described above, no other amendments have been made to the Original Filing, which continues to speak as of its filing date. Except as noted otherwise, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15), the signature page and the certifications required to be filed hereto.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. The directors of the Company are independent in accordance with the NASDAQ listing standards (which are incorporated into the Company’s Corporate Governance Principles). To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and meets categorical and other criteria set forth in the NASDAQ listing standards and the Company’s Corporate Governance Principles. The directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Director Qualification

As a participant in the renewable energy sector, our business involves a multifaceted operational structure that operates on a global scale and encompasses research, manufacturing, and marketing functions characterized by rapidly evolving technologies, exposure to business cycles and significant competition. The Corporate Governance and Nominating Committee is responsible for reviewing and assessing with the Board the appropriate skills, experience, and background sought of board members in the context of our business and the then-current membership on the Board. This assessment of board skills, experience, and background includes numerous diverse factors, such as understanding of and experience in corporate strategy, finance, technology, manufacturing and governance, together with energy industry knowledge, with the objective of recommending a group that can best achieve the success of our business and represent stockholders’ interests through the exercise of sound judgment, using its diversity of experience. Additionally, our directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company and its stockholders.

Listed below are the specific experiences, qualifications, attributes or skills that led to the conclusion that our directors should serve on our board in light of our current business and structure.

Leadership and Strategic Experience. We believe that directors with experience in significant leadership positions over an extended period, especially CEO positions, provide the company with relevant insights. They generally possess outstanding leadership qualities and the ability to identify those qualities in others. They demonstrate a practical understanding of organizations, processes, strategy, risk management and the methods to drive change and growth.

Financial Expertise. Knowledge of financial markets, financing and funding operations, and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing our capital structure, financing and investing activities, financial reporting, and internal control of such activities.

Marketing experience. We continue to explore ways to increase our market share by identifying and developing new markets for our products. Therefore, marketing expertise, especially on an international basis, is important to us.

Global experience. Our success depends, in part, on our success in growing our business worldwide. For example, in fiscal year 2011, 76% of our revenues came from outside the United States. This highlights the importance of having directors with a global business perspective.

Board of Directors

Joseph A. Avila, 60, has been a director since September 2007. Mr. Avila currently provides advisory and management services to energy and private equity firms. From September 29, 2006 to March 6, 2008, Mr. Avila served as an officer and Executive Vice President, Strategic Operations and Process at Quanta Services, Inc., a leading provider of specialized contracting services, delivering end-to-end network solutions for the electric power, gas, telecommunications and cable television industries. From 1978 to 2006, he held various positions with McKinsey & Company, most recently as a director providing leadership to the Energy and Technology Management Practices. Mr. Avila has extensive consulting experience with a wide range of companies in the energy, industrial and technologies industries. Mr. Avila serves on the Advisory Board of the Houston Technology Center.

Mr. Avila brings to the Board strategic and financial expertise as a result of his leadership role with a global business consulting firm, as well as extensive experience in the energy and technology industries.

Alan E. Barton, 56, has been a director since September 2008. He is the Chief Executive Officer and a member of the Board of Directors of Lehigh Technologies, Inc., a manufacturer and distributor of fine and ultra-fine engineered rubber powders. Prior to his retirement in October 2008, he was an Executive Vice President of Rohm and Haas Company. During his 24-year career at Rohm and Haas, Dr. Barton held many positions, including Vice President and Business Group Executive, Coatings (2002-2006) with oversight for operations, engineering and Latin America; Regional Director, Asia-Pacific Region (2004-2005), and was named to Rohm and Haas’ Executive Council in 2001. His experience at Rohm and Haas included product development, business development and scientific research. Dr. Barton was named a director of Renmatix Inc., a Kleiner-Perkins portfolio company, in September 2010. From January 2004 to March 2009, Dr. Barton was a member of the Board of Directors of Technitrol, Inc. and served on its Compensation Committee and was the Chairman of its Governance Committee.

Mr. Barton brings to the Board senior leadership, strategic and marketing expertise from his current position as CEO of Lehigh Technologies, and a global business and technology perspective as a result of his 24-year leadership position with Rohm and Haas.

Robert I. Frey, 68, has been a director since April 2004. He is an assistant professor of Global Management and Business Ethics at Grand Valley State University, in Grand Rapids, Michigan. He joined Herman Miller, Inc. in 1996, where he was an Executive Vice President and member of the Executive Committee and President of Herman Miller International, accountable for international strategic planning, manufacturing, sales and marketing until his retirement in 2002. Prior thereto, Mr. Frey served as General Counsel and then Executive Vice President and President of Whirlpool, Inc.’s Asian operations.

As an assistant professor of Global Management and Business Ethics, Mr. Frey brings to the Board extensive governance experience. Additionally, his significant global experience in international strategic planning, sales and marketing enables him to offer valuable perspective.

William J. Ketelhut, 59, has been a director since April 2004. He has served as an advisor to and Division Managing Director of CSE-Global Ltd. Singapore since 2004. From 2001 to 2002, he was President of Control Products at Honeywell International, Inc., a global company with 15 major lines of businesses including semiconductors, consumer products and sensors products. From 1994 to 2001, he served as President of several business units of Invensys plc, a global automation, controls and process solutions group. Mr. Ketelhut was President and Chief Executive Officer at GE/Micro Switch Control Inc. (a joint venture between GE and Honeywell Microswitch Division) from 1992 to 1994. Mr. Ketelhut was named a member of the Board of Directors of Sevcon Inc. in December 2010 and serves on its Audit

Committee. Mr. Ketelhut has served as an independent director of the privately held company, Industrial Defender, an industrial cyber-security company, since 2003.

Mr. Ketelhut brings to the Board extensive global experience in corporate leadership and financial management. Additionally, his background in technology is useful in analyzing the market segments in which we compete. Mr. Ketelhut also qualifies as an audit committee financial expert.

Stephen Rabinowitz, 68, a director since April 2004, serves as ECD’s Chairman of the Board. He was Chairman and Chief Executive Officer of General Cable, Inc., a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and specialty markets, until he retired in 2001. Prior to joining General Cable as President and CEO in 1994, he served as President and CEO of Allied Signal Braking Systems, and before that as President and CEO of General Electric’s Electrical Distribution and Control business. He has also held management positions in manufacturing operations and technology at the General Electric Company and the Ford Motor Company. Mr. Rabinowitz is a member of the Board of Directors of Columbus McKinnon Corp. and serves on its Audit Committee and chairs its Compensation and Succession Committee.

Mr. Rabinowitz has significant executive experience with the strategic, financial, and operational requirements of a research and manufacturing-oriented organization and brings to our Board senior leadership, strategic, manufacturing, financial and governance experience. Moreover, as director of public companies, he provides cross-board experience.

George A. Schreiber, Jr., 63, has been a director since September 2006. He is the President and Chief Executive Officer of Continental Energy Systems LLC, a holding company that owns and operates regulated public utility companies. Continental Energy Systems’ principal investments include natural gas distribution businesses serving markets in Michigan, Alaska and New Mexico. From September 1999 to March 2004, he was the Chairman, Global Energy Group, at Credit Suisse First Boston, New York.

Mr. Schreiber brings senior leadership and strategic expertise to the Board from his current position as CEO of Continental Energy Systems. Additionally, with his experience as the former Chairman of the Global Energy Group at Credit Suisse First Boston, he provides significant business development and financial experience in the energy sector.

Executive Officers

Ted F. Amyuni, 58, joined ECD in January 2009 as President – Europe, Middle East and Africa (EMEA) and was named an Executive Vice President in August 2009. In May 2011, he assumed the responsibility for the Company’s global sales and marketing. In this role, Mr. Amyuni is responsible for developing and spearheading all of our commercial solar activities. Prior to joining ECD, Mr. Amyuni served in a number of key executive leadership positions at Carrier Corporation (a division of United Technologies Corporation) in the United States, in Europe, and the Middle East, and was a member of UTC’s Executive Leadership Group. He has over 30 years of global leadership experience in operations and commercial management and has held international management assignments in Europe, the United States, Middle East and Africa. Mr. Amyuni resigned his position as Executive Vice President — Global Sales effective October 31, 2011. He is included in this Amendment No. 1 to our Form 10-K because he was a named executive officer as of June 30, 2011. See “Compensation Discussion and Analysis — Fiscal 2011 subsequent Personnel Events” on page 17 for additional information.

William C. “Kriss” Andrews, 59, joined ECD as Interim Chief Financial Officer in April 2010 and was named Executive Vice President and Chief Financial Officer in November 2010. Prior to joining ECD, Mr. Andrews spent 12 years at global business advisory firm BBK Ltd., where he was most recently a Senior Managing Director and co-lead of the firm’s North American automotive practice. At BBK, Mr. Andrews advised clients on numerous complex financial transactions and operational improvements, served as a client’s interim CFO, and served for two years on the firm’s Executive Committee. Mr. Andrews also served as Vice President of Finance for Philip Services Corporation’s By-Products Recovery Group, and before that as General Manager at two groups within Rollins Environmental Services. He also spent 13 years serving GATX Corporation in multiple financial positions, including CFO of two of its largest subsidiaries.

Joseph P. Conroy, 47, joined ECD in December 2007 as Vice President of Operations of United Solar Ovonic, and was appointed Senior Vice President of Operations in August 2008. In August 2009, he was named Executive Vice President of Operations. Before coming to ECD, Mr. Conroy had been at American Axle & Manufacturing, Inc. since March 1994. While with American Axle & Manufacturing, Mr. Conroy served as general manager of the Driveline Americas Division, the company’s largest division, from July 2006 until he joined ECD, general manager of the Metal Formed Products Division from July 2004 to July 2006, and plant manager for the Three Rivers Driveline facility from January 2003 to July 2004.

Jay B. Knoll, 48, was appointed Interim President in May 2011. Prior to assuming his new position, he was Executive Vice President, General Counsel and Chief Administrative Officer of ECD. Prior to being named Executive Vice President in August 2009, he was Senior Vice President, General Counsel and Chief Administrative Officer, a position he held since October 2007. Mr. Knoll joined the Company in 2006 as Vice President and General Counsel. Prior to joining ECD, Mr. Knoll was Vice President, General Counsel and Corporate Secretary of Collins & Aikman Corporation from November 2002 to September 2005. Collins & Aikman filed for bankruptcy in May 2005. Mr. Knoll has held positions at Lear Corporation, Covisint LLC, Visteon Corporation, and Detroit Diesel Corporation.

Board of Directors and Committees

The Board held eight meetings in fiscal 2011. Each director is expected to attend all meetings of the Board and of the committees on which the director serves, as well as the annual meeting of stockholders. During fiscal year 2011, each director attended at least 75% of the aggregate number of meetings of the Board and its committees on which such director served. Each director attended our 2010 Annual Meeting of Stockholders, with the exception of Mr. Schreiber.

Board Committees and Charters

The Board delegates various responsibilities and authority to committees of the Board. Committees regularly report to the full Board on their activities and actions. The Board currently has four standing committees: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Finance Committee. The members of the committees and committee chairs are recommended by the Corporate Governance and Nominating Committee and then appointed annually by the Board. Each of the committees has the authority to engage legal counsel or other experts, consultants and third-party service providers as it deems appropriate to carry out its responsibilities, including the authority to approve their fees and other retention terms. Each standing committee of the Board has a written charter, which we post in the “Corporate Information–Corporate Governance” section of our website located at www.energyconversiondevices.com. The information on our website is not incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K.

The following table identifies the committee members and number of committee meetings in fiscal 2011.

Director	Audit	Compensation	Corporate Governance and Nominating	Finance
Joseph A. Avila	✓		Chair	Chair
Alan E. Barton	✓	Chair
Robert I. Frey		✓	✓
William J. Ketelhut	Chair		✓
Stephen Rabinowitz, Chairman of the Board		✓		✓
George A. Schreiber, Jr.	✓	✓
Number of Committee Meetings in Fiscal 2011	5	11	7	—

Audit Committee. The Audit Committee assists the Board in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes for managing business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent registered public accounting firm engaged to issue audit reports on the financial statements of the Company and for the activities, staffing and structure of the internal audit function. The Audit Committee relies on the expertise and knowledge of management and the Company’s internal and external auditors in carrying out its oversight responsibilities. The specific responsibilities of the Audit Committee’s oversight role are described in detail in “Audit Committee Report” and the Audit Committee’s charter.

The Board determined that each Audit Committee member has sufficient knowledge in financial, accounting and auditing matters to serve on the Audit Committee. Further, the Board has determined Mr. Ketelhut, Chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of the rules of the Commission.

Compensation Committee. The Compensation Committee administers the executive compensation programs of the Company. For more information on the responsibilities and activities of the Compensation Committee, including the Committee’s processes for determining executive compensation, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” and the Compensation Committee’s charter.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for identifying individuals qualified to become Board members; recommending to the Board director nominees for election at each annual meeting of stockholders and for appointment to fill any vacancies; and developing and implementing the Company’s corporate governance principles. The specific responsibilities and functions of the Corporate Governance and Nominating Committee can be found in the Corporate Governance and Nominating Committee charter.

Finance Committee. The Finance Committee assists the Board in fulfilling its responsibilities in connection with the financial affairs of the Company. Key responsibilities include approving the Company’s significant financial and investment plans, policies and strategies, including the Company’s investment objectives and overseeing the Company’s business and financial risk management policies, including capital structure, overall quality of revenue and customer credit. The specific responsibilities and functions of the Finance Committee can be found in the Finance Committee charter. During fiscal 2011, the Finance Committee held no meetings because the full Board undertook those responsibilities typically delegated to the committee due to the business environment.

Code of Business Conduct. We have adopted a Code of Business Conduct that applies to all employees, including our principal executive officer and chief financial officer, and directors. The Code of Business Conduct represents our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct is available in the “Corporate Information – Corporate Governance” section of our website at www.energyconversiondevices.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership of any of the Company’s equity securities with the Commission and to furnish copies of these reports to the Company. As a matter of practice, we assist our directors and executive officers in preparing initial ownership reports and reporting ownership changes and file those reports on their behalf. Based solely on a review of Section 16 filings made by our officers and directors, as well as representations made to us by such officers and directors, all filing requirements applicable to our officers and directors were complied with, except for one late filing. As a result of an administrative oversight, Messrs. Amyuni, Conroy, Guha, Knoll and Morelli had one late filing in fiscal 2011.

Item 11:	Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis provides a detailed review and analysis of our compensation policies and programs that applied to our named executive officers during the fiscal year ended June 30, 2011. Our named executive officers for the fiscal year were:

Name	Title
Jay B. Knoll	Interim President
Ted F. Amyuni	Executive Vice President – Global Sales and Marketing
William C. Andrews	Executive Vice President and Chief Financial Officer
Joseph P. Conroy	Executive Vice President – Operations
Subhendu Guha	Former Executive Vice President – PV Technology; Chairman, United Solar Ovonic
Mark D. Morelli	Former President and Chief Executive Officer

The Board of Directors appointed Mr. Knoll Interim President effective May 6, 2011, following the resignation of Mr. Morelli as President and Chief Executive Officer. Mr. Knoll was previously Executive Vice President, General Counsel and Chief Administrative Officer of the Company. See “Fiscal 2011 Personnel Events” for further information. Effective July 15, 2011, Dr. Guha transitioned to his new position as Chairman Emeritus of United Solar Ovonic. See “Fiscal 2011 Personnel Events–Subsequent Personnel Events” for further information.

Compensation Philosophy

Our approach to compensation for named executive officers and other executive officers is guided by the following objectives, which have been established and are regularly reviewed by the Committee:

•

Our compensation program is comprehensive, consisting of base salary, cash bonus incentives, long-term incentives and benefits, and designed to support our commercialization, technology development and growth strategies.

•

Our compensation program is designed to motivate and reward our executives for performance through the use of variable compensation tied to short-, intermediate- and long-term results, thereby linking compensation directly to company performance and shareholder interests.

•

Our business success depends on our ability to attract and retain executive talent through competitive compensation opportunity, which we have defined as the 50th percentile of our benchmarking peer group and above the 50th percentile for above target performance.

•	Our compensation program design should be easily understandable to foster effective communication with executives and transparency with shareholders.

We validate the effectiveness of our approach with pay-for-performance analysis, competitive benchmarking and independent compensation consulting advice.

Compensation Committee Function and Process

The Compensation Committee, composed entirely of independent directors, is responsible for managing the compensation of our executive officers, including our named executive officers, consistent with our compensation philosophy as established by the Committee. The Committee’s charter, which is reviewed at least annually by the Committee and approved by the Board, reflects its responsibilities and is available for review in the “Corporate Information–Corporate Governance” section of our website at www.energyconversiondevices.com. These responsibilities include:

•

Review of the Company’s annual incentive and long-term incentive plans to ensure they are administered in a manner consistent with the Company’s compensation philosophy and policy as to participation, target annual incentive awards and the Company’s performance goals.

•	Review and approval of corporate goals and objectives relevant to the compensation of the Company’s executive officers, including annual and long-term performance goals and objectives.

•	Review and approval of any employment, compensation, benefit or severance agreement with any executive officer.

•	Review of the Company’s performance vs. officer compensation to evaluate and assure appropriate pay-for-performance alignment.

•	Review management’s risk assessment with respect to all employee compensation policies and practices.

The Committee meets in executive session as necessary to discuss compensation issues generally outside the presence of management, as well as to review the performance and consider the compensation of the Chief Executive Officer. The compensation of the Chief Executive Officer is then reviewed and determined, in executive session, by the entire Board of Directors. In fiscal 2011, the Committee held 11 meetings.

Management’s Role

The Committee works with management to set the agenda for Committee meetings, and members of management are regularly invited to attend such meetings. The Committee receives input from the Chief Executive Officer (currently the Interim President) in establishing the compensation for the other named executive officers since he has the best understanding of the overall effectiveness of the management team and each person’s individual contribution to the Company’s performance.

The Company’s legal, human resources and corporate finance departments also support the Committee in its work pursuant to delegated authority to fulfill various functions in developing and administering the compensation plans and programs.

Third-Party Consultants

The Committee has engaged Exequity, LLP, an independent compensation consultant, to provide market information and analyses in connection with the Committee’s review of the Company’s compensation programs and consideration of individual executive’s compensation packages, and in evaluating equity grants made to executive officers and executive candidates. The Committee approved the terms of the engagement and determined the responsibilities of Exequity independently from management. In carrying out the responsibilities assigned to it by the Committee, Exequity worked with management in developing and implementing compensation programs approved by the Committee.

Exequity assisted the Committee in developing incentive programs and competitive opportunities for fiscal 2011, along with providing market information on compensation changes in light of the challenging economy and sharing executive compensation trends. Exequity participated in six meetings of the Committee in fiscal 2011, and regularly consulted with Committee members outside of these meetings.

Benchmarking Peer Group

The Committee generally benchmarks the Company’s executive compensation with the executive compensation of a peer group of companies. The Committee maintains–and regularly revises–this benchmarking group, which includes companies similar in terms of their rate of growth, global scale, technological complexity, and nature of business involving the conversion of commodity-based materials into highly valued and unique end products. The Committee, with the assistance of Exequity, periodically reviews and updates our peer group. For 2011, the peer group consisted of the following companies:

Anadigics Inc.	Formfactor Inc.	Sigma Designs Inc.
Applied Micro Circuits Corp.	GT Solar International, Inc.	Silicon Image Inc.
Atheros Communications, Inc.	Hittite Microwave Corp.	Standard Microsystems Corp.
Diodes Inc.	Integrated Device Tech Inc.	Sunpower Corp.
Emcore Corp.	IXYS Corp.	Tessera Technologies Inc.
Entegris Inc.	Microsemi Corp.	Ultra Clean Holdings Inc.
Evergreen Solar Inc.	Omnivision Technologies Inc.	Varian Semiconductor
First Solar Inc.	Rudolph Technologies Inc.

The Committee, with the assistance of Exequity, reconstituted the benchmarking group for 2012 in response to changes in the Company’s business and industry conditions. The Committee determined that certain companies included in the 2011 benchmarking group were no longer applicable, based principally on revenues, and established the 2012 benchmarking group to consist of 12 publicly traded companies involved in the solar and semiconductor industries with annual revenues between $189 million and $443 million.

Risk Assessment in Compensation Programs

We believe that our compensation policies and practices for all participants, including officers, do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that the Company has appropriate safeguards in place with respect to the compensation programs that assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our officers and other participants in the program. These safeguards include: managing pay opportunities to market levels through peer benchmarking; balancing performance focus between near-term objectives and long-term stockholder value creation; and issuing equity awards that vest over extended time horizons. In addition, our performance-based plans contain provisions under which cash and equity awards may be recouped or forfeited if the financial results for a period affecting the calculation of an award are later restated. Furthermore, the Compensation Committee retains its own independent compensation consultant to provide input on executive compensation matters, meets regularly and approves all performance goals, types of awards and target pay. In fiscal 2011, the Compensation Committee reviewed risk as it relates to our compensation programs and determined that our programs do not encourage excessive or inappropriate risk.

Fiscal 2011 Compensation

Actual compensation levels are a function of Company performance as described under each specific compensation element below. When making pay decisions, the Committee considered the aggregate sum of base salary, annual incentives and the fair value of long-term incentives (determined at grant) for an executive officer. The Committee may also consider salary increase history, past bonus awards and past equity awards as context in understanding year-to-year changes in compensation and retention effect of prior awards. Under the Annual Incentive and Long-Term Incentive Programs, initial award amounts were determined based on our judgment after reviewing prior year compensation information for our executive officers, as well as current economic conditions. The Committee retains the discretion to decrease the size of individual awards in situations where an executive officer’s individual performance does not receive at least a “satisfactory” rating during his or her annual performance evaluation. Final decisions on any major element of compensation, as well as total compensation for executive officers except the Chief Executive Officer, are made by the Committee, and by the Board, on recommendation by the Committee, for the Chief Executive Officer. As a general matter, our compensation program treats all of the named executive officers similarly.

The following table shows the fiscal 2011 target pay opportunities for our named executive officers. In establishing these pay opportunities, the Committee applied our compensation philosophy and validated its approach using the established benchmarking group and independent compensation consulting advice from Exequity. The Committee reviewed base salaries during the course of fiscal 2011 and adjusted the base salaries of Messrs. Knoll and Amyuni as described below in “–Base Salaries.” Additionally, the Committee reviewed the individual annual incentive and long-term incentive targets for fiscal 2011 and decided to maintain the target opportunities for the named executive officers at fiscal 2010 levels. For fiscal 2011, the named executive officers realized approximately 39% of their Annual Incentive Program Target Opportunity based on the Company’s performance during the course of the fiscal year. Realization on the Long-Term Incentive Program Target Opportunity will be determined over the course of the multi-year award period and depend upon, among other things, stock price and the Company’s performance over that period.

Fiscal 2011 Target Pay Opportunity

Executive Officer	Base Salary at FYE 2011	Annual Incentive Program Target Opportunity (% of Base Salary)	Long-Term Incentive Program Target Opportunity (% of Base Salary)
Jay B. Knoll Interim President	$335,000	60%	100%
William C. Andrews(1) Executive Vice President and Chief Financial Officer	$330,000	60%	100%
Ted F. Amyuni Executive Vice President, Global Sales and Marketing	$330,000	60%	100%
Joseph P. Conroy Executive Vice President, Operations	$275,000	60%	100%

Executive Officer	Base Salary at FYE 2011	Annual Incentive Program Target Opportunity (% of Base Salary)	Long-Term Incentive Program Target Opportunity (% of Base Salary)
Subhendu Guha(2) Former Executive Vice President, Photovoltaic Technology; Chairman, United Solar Ovonic	$322,400	60%	100%
Mark D. Morelli(3) Former President and Chief Executive Officer	$485,000	85%	200%

(1)	Mr. Andrews was appointed Executive Vice President and Chief Financial Officer effective November 10, 2010. In connection with his appointment, the Compensation Committee approved a base salary of $330,000, and annual and long-term incentive targets of 60% and 100%, respectively, of his base salary.
(2)	Dr. Guha transitioned to his new position as Chairman Emeritus of United Solar Ovonic effective July 15, 2011.
(3)	Mr. Morelli resigned as President and Chief Executive Officer effective May 6, 2011. See “Potential Payments Upon Termination or Change in Control” on page 31 for further information.”

Base Salary

The Committee believes that base salary is a significant factor in attracting and retaining key employees and also serves to preserve an employee’s commitment to the Company during any downturns. The Committee also believes that base salary should be commensurate with a named executive officer’s scope of responsibilities, demonstrated leadership abilities, management experience and effectiveness and potential for advancement, and to reflect internal consistency and competitive market data based on our peer group. Accordingly, the Committee generally reviews base salaries of our named executive officers on an annual basis, as well as at the time of a promotion or other significant change in responsibilities.

During fiscal 2011, the Committee approved the following base salary adjustments:

•

Based on review of the competitive market data relative to our peer group and reflecting Mr. Amyuni’s critical role in our global commercialization and growth strategy, his base salary was increased from $275,000 to $330,000, effective August 29, 2010.

•	In light of Mr. Knoll’s increased responsibilities upon being named Interim President, his salary was increased from $319,000 to $335,000, effective May 6, 2011.

Annual Incentive Program

The Committee believes that the Company’s Annual Incentive Program (AIP) provides a meaningful cash reward for the achievement of significant short-term Company performance, while assisting the Company in attracting, motivating, and retaining employees. Under the program, the Committee defines the performance metrics and establishes award targets (generally from 50% for achieving threshold performance up to 200% for superior performance, with no award below threshold performance) before the performance period and then certifies actual performance to the targets following completion of the performance period.

For fiscal 2011, the Committee recognized the extreme volatility in the solar industry, and the change in the Company’s strategic direction, and determined that awards under the AIP would be more impactful to the business and the individual if the performance period was modified from a single, annual target, which the Company has historically employed, to discrete, multiple targets as follows:

•	AIP would be earned based upon a combination of financial and individual performance components, with an equal 50/50 opportunity for each component.

•

The metrics for the financial component were (1) EBITDARS (Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring and Stock-Based Compensation), reflecting improvements in operating income for core activities that enhance shareholder value, and (2) Megawatts (MWs) Shipped, reflecting growth and customer acceptance of the Company’s technology.

•

The metrics for the individual performance component were established by the Committee for the Chief Executive Officer and then cascaded to the remaining executive officers, with metrics added in some cases based upon each executive officer’s functional area of responsibility.

•	The financial component would be established and paid, if earned, quarterly; and the individual component would be established and paid, if earned, semi-annually.

•	The amount of the potential payments would be weighted toward the final payment pending review and audit of full fiscal year financial results.

In summary, the Committee established the following target award schedule for the AIP for fiscal 2011:

	Q1	Q2	Q3	Q4	Total
Financial Performance	12.5%	12.5%	12.5%	12.5%	50%
Individual Performance	—	12.5%	—	37.5%	50%
Total	12.5%	25.0%	12.5%	50.0%	100%

Performance metrics for both EBITDARS and MWs shipped were established to reflect year-over-year improvement, prior period improvement and tumultuous industry dynamics. On a full-year basis, performance at target for the aggregate of the quarterly target metrics for fiscal 2011 represented an 80% EBITDARS improvement and 40% MWs shipped improvement over fiscal 2010 performance.

For fiscal 2011, the Company exceeded threshold performance for awards under the financial performance component for the first and second quarters, but did not achieve threshold performance for awards under the financial performance component for the third and fourth quarters. On a full-year basis, actual financial performance for fiscal 2011 represented a 34% EBITDARS improvement and 8% MWs shipped decline over fiscal 2010 performance. Named executive officers achieved their individual performance goals to varying degrees under the semi-annual, individual performance component. The following table summarizes the fiscal 2011 AIP realization, with the individual performance realization figures representing the average of the named executive officers:

	Q1	Q2	Q3	Q4	Total
Financial Performance	13.6%	14.4%	0%	0%	28%
Individual Performance	—	11.0%	—	—	11%

Total	13.6%	25.4%	0%	0%	39%

Long-Term Incentive Program

The Committee believes that awarding long-term equity awards to executive officers and certain other key employees under the Company’s Long-Term Incentive Program (LTIP) serves as a powerful tool to retain and motivate such individuals to generate long-term returns for the Company’s stockholders. The Committee also believes that balancing time-based and performance-based restricted stock units (RSUs) in each award under the LTIP enhances these retention and motivational aspects.

During fiscal 2011, the Company awarded the named executive officers and other key employees the following time-based and performance-based RSUs:

•	Time-based RSUs vesting on August 24, 2013.

•

Performance-based RSUs vesting on June 30, 2013, subject to the achievement of cost-per-watt targets, a key metric in the Company’s long-term competitiveness and goal to reach grid parity. Award recipients are entitled to receive 50% of the original award for achieving the threshold performance target and up to 200% for achieving superior performance, with no award below threshold performance.

In order to achieve target award levels, actual awards were made in August 2010 under the Company’s 2006 Stock Incentive Plan, which effectively exhausted that plan, and then under the Company’s 2010 Omnibus Incentive Compensation Plan, which was approved by our stockholders on December 14, 2010. The following table summarizes these awards to our named executive officers at target award levels:

Executive Officer	Time-Based RSUs	Performance-Based RSUs
Jay B. Knoll	33,600	33,200
William C. Andrews(1)	13,700	34,300
Ted F. Amyuni	44,700	36,800
Joseph P. Conroy	30,500	32,500
Subhendu Guha(2)	23,400	33,500
Mark D. Morelli(3)	101,900	100,800

(1)	Mr. Andrews was named Executive Vice President and Chief Financial Officer effective November 10, 2010.
(2)	Dr. Guha transitioned to his new position as Chairman Emeritus of United Solar Ovonic effective July 15, 2011. Pursuant to the terms of his Transition Agreement, (a) Dr. Guha’s time-based RSUs became vested and will be settled on a one-for-one basis in shares of common stock on February 15, 2012 and (b) 6,700 of the 33,500 performance-based RSUs awarded will vest if the performance metric is achieved at target, and the remaining 26,800 have been forfeited.
(3)	Mr. Morelli resigned as President and Chief Executive Officer effective May 6, 2011. Pursuant to the terms of his Separation Agreement, (a) Mr. Morelli’s time-based RSUs became vested on termination and will be settled on a one-for-one basis in shares of common stock on December 6, 2011, and (b) 13,440 of the 100,800 performance-based RSUs awarded will vest if the performance metric is achieved at target, and the remaining 87,360 have been forfeited.

Perquisites and Other Personal Benefits

The Company does not provide perquisites to our named executive officers. Our named executive officers receive benefits, such as medical, dental, and disability coverage, paid vacation and term-life insurance, on the same terms and conditions as are generally available to all employees.

Post-Employment Benefits

The Committee believes that termination benefits serve to enhance our ability to attract and retain talented executive officers and ensure the continued dedication of such employees. In particular, such termination benefits diminish the inevitable distraction of employees caused by personal uncertainties and risk of job loss.

The Committee established the Executive Severance Plan in which all of our executive officers participate and are entitled to the following key severance benefits in connection with the Company’s termination of their employment without “cause” or the employee’s termination of employment for “good reason”: (1) base salary for the severance coverage period; (2) payments under the Annual Incentive Program for the fiscal year in which the Qualifying Termination occurs and for the severance coverage period and (3) accelerated vesting of certain outstanding equity awards. The severance coverage period for each of our named executive officers is 12 months.

Under the Executive Severance Plan, a termination is for “cause” if it relates to willful and continual failure after notice to substantially perform the duties of employment (other than resulting from illness), any other breach resulting in material harm to the Company, conviction of a felony, or fraud or embezzlement, or a material violation of our Code of Business Conduct. A termination by the employee is for “good reason” if it relates to a material reduction in base pay, a material diminution in authorities, duties, or responsibilities, or a material change in office location, with an exception for across-the-board changes unless such changes occur within one year before or after a change in control. An employee must provide written notice of termination for good reason within 90 days following the initial existence of the qualifying condition, and the Company has a right to cure such condition within 30 days of notice. All executive officers participate in the Executive Severance Plan.

Further, in the event of a termination in connection with a change in control, the Company will provide each participant with a full excise tax gross-up (including, without limitation, any interest or penalties imposed with respect to such taxes) on the above benefits in the event such benefits exceed 310% of the base amount determined under Section 280G of the Internal Revenue Code. The gross-up payment generally will be paid (to the extent not required to be withheld) in a lump sum on the fifth day before the due date of such excise taxes. If the participant’s benefits are above 300% and equal to or less than 310% of the base amount, the benefits under the plan will be reduced by the smallest amount necessary to ensure that the benefits are not subject to excise taxes. See “Potential Payments Upon Termination or Change in Control” for further information.

In order to receive benefits under the Executive Severance Plan, participants must agree to non-competition, non-solicitation, non-disparagement and confidentiality provisions, as well as provide a full waiver and release of any potential employment-related claims (excluding claims under the Executive Severance Plan or any employee benefit plan sponsored by the Company). If a participant violates any of such provisions, the Company will not be required to pay any further amounts under the plan and the participant must repay all amounts previously paid under the Executive Severance Plan.

Retention Benefits

In connection with the management changes in May 2011, and in order to provide additional incentive compensation for the members of the Company’s senior leadership team, the Board of Directors adopted a Senior Management Retention Plan. Participants in this plan are eligible to receive the following benefits (established based upon their base salary and participation level) on the first anniversary of the participant’s retention agreement if the participant remains employed by the Company as of that date or upon a Qualifying Termination under the Executive Severance Plan:

Executive Officer	Cash	Time-Based RSUs
Jay B. Knoll	$125,625	69,406
William C. Andrews	$82,500	45,580
Ted F. Amyuni	$82,500	45,580
Joseph P. Conroy	$68,750	37,983

Fiscal 2011 Personnel Events

Resignation of Chief Executive Officer

Mark D. Morelli resigned as the Company’s President and Chief Executive Officer, effective May 6, 2011. In connection with his resignation, Mr. Morelli received severance benefits in accordance with a Separation Agreement that implemented substantially the terms applicable to Mr. Morelli arising from a “Qualifying Termination” under the Company’s Executive Severance Plan, but eliminated outplacement services and change-in-control benefits to which Mr. Morelli would have otherwise been entitled potentially totaling approximately $950,000. See “Potential Payments upon Termination or Change in Control” on page 31 for information related to payments received by Mr. Morelli. The Separation Agreement also confirmed Mr. Morelli’s obligations under the Executive Severance Plan’s restrictive covenants, but modified the definition of Competitive Activities to “business activities related, in whole or in part, to the development, design, manufacture or sale of photovoltaic products anywhere in the world” and permits Mr. Morelli to become associated with a business engaged in Competitive Activities, so long as he does not render any services, directly or indirectly, in connection with any Competitive Activities.

Appointment of Interim President

Upon Mr. Morelli’s resignation, the Board of Directors appointed Jay B. Knoll Interim President effective May 6, 2011. Mr. Knoll was previously the Company’s Executive Vice President, General Counsel and Chief Administrative Officer.

Appointment of Chief Financial Officer

William C. Andrews, who was serving as the Company’s Interim Chief Financial Officer since April 5, 2010, was appointed Chief Financial Officer effective November 10, 2010. In connection with his appointment, the Compensation Committee, after review of competitive market data based on our peer group, approved a base salary of $330,000, and annual and long-term incentive targets of 60% and 100%, respectively, of his base salary.

Subsequent Personnel Events

Subhendu Guha, formerly Executive Vice President of ECD and Chairman of United Solar Ovonic, transitioned to Chairman Emeritus of United Solar Ovonic, effective July 15, 2011, for a one-year term and renewable thereafter upon mutual agreement of the Company and Dr. Guha. The Transition Agreement provides that Dr. Guha will receive 52 weeks of base salary totaling $322,400 payable biweekly and a bonus of $193,440 payable in August 2012. Furthermore, Dr. Guha’s stock options and restricted stock units became fully vested, with the stock options exercisable until January 2012 and the restricted stock units payable in February 2012. In his capacity as Chairman Emeritus, Dr. Guha will receive an annual salary of $150,000 and will be eligible to participate in the Company’s health insurance benefits.

Ted F. Amyuni, Executive Vice President – Global Sales, informed ECD that he will be resigning effective October 31, 2011 to pursue other opportunities. Mr. Amyuni is not entitled to severance payments under any of the compensation arrangements in existence prior to his resignation.

Clawback Policy

If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board intends to take action to remedy the misconduct, prevent its recurrence, and impose appropriate discipline on the wrongdoer(s). Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiation of an action for breach of fiduciary duty, and/or (3) if the misconduct resulted in a significant restatement of the Company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

The Committee-approved forms of the Company’s stock option, restricted stock, restricted stock unit, and performance-based restricted stock unit award agreements provide for the recoupment of a portion of share-based compensation paid to executive officers, plus interest, upon the restatement of financial results if such were to occur. In order to trigger recoupment of such funds, the gain on the award must be at least in part attributable to the achievement of certain financial results that were subsequently the subject of restatement, the person must have engaged in fraud or intentional misconduct that is a substantial contributing cause to the need for such restatement and the gain based upon the restated results must be lower than the gain based on the reported results. The terms of the recoupment provision applied to award grants in fiscal 2011.

Tax and Accounting Implications

Deductibility of Executive Compensation

The Committee has reviewed the Company’s compensation programs and policies in light of Section 162(m) of the Internal Revenue Code, which states that annual compensation in excess of $1 million paid to the Company’s Chief Executive Officer and the three other highest compensated executive officers other than the Chief Financial Officer is not deductible by the Company for federal income tax purposes, subject to specified exemptions (the most significant of which is certain performance-based compensation). Share-based awards granted under the 2006 Stock Incentive Plan and the 2010 Omnibus Incentive Compensation Plan also may qualify as performance-based compensation. To maintain flexibility in compensating the Company’s executive officers to meet a variety of objectives, the

Committee does not have a policy that all executive compensation must be tax deductible. The Committee intends to continue to review the application of Section 162(m) with respect to any future compensation arrangements considered by the Company.

Nonqualified Deferred Compensation

Section 409A of the Internal Revenue Code generally provides that, unless certain requirements are met, amounts deferred under nonqualified deferred compensation arrangements will be included in an employee’s income to the extent such deferred compensation is not subject to a substantial risk of forfeiture. These amounts would also be subject to income and payroll withholding tax penalties and interest to the extent such taxes were not timely paid or withheld.

The Company believes that all of its employment and severance arrangements and benefit plans meet the requirements of Section 409A to allow for deferral without immediate taxation, penalty or interest.

Accounting for Stock-Based Compensation

Effective July 1, 2005, the Company adopted FAS 123(R), “Share-Based Payment” (now known as FASB ASC Topic 718 Compensation–Stock Compensation), which requires all share-based compensation to be recognized as an expense in the Company’s financial statements over the requisite service period based on the grant-date fair value of the award. See note 3 of the Summary Compensation Table for further information.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Compensation Committee

Alan E. Barton, Chair Robert I. Frey Stephen Rabinowitz George A. Schreiber, Jr.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an officer or an employee of the Company. In addition, during fiscal 2011, none of the Company’s executive officers served on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that had one or more executive officers serving on the Company’s Compensation Committee.

Summary Compensation Table

The table below lists the total compensation of our named executive officers in fiscal years 2011, 2010 and 2009.

Name and Principal Position	Year(1)	Salary ($)(2)		Bonus ($)		Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)		Total ($)
Jay B. Knoll Interim President	2011 2010 2009	319,628 287,102 313,193	(6)	— — —		381,426 126,910 1,059,965	— — 190,943	75,976 — —		— 9,800 9,200	(7) (8)	777,030 423,812 1,573,301
William C. Andrews Executive Vice President and Chief Financial Officer	2011 2010 2009	415,332 175,000 —	(9) (12)	76,650 — —	(10)	342,390 — —	— — —	17,458 — —	(11)	— 2,073 —	(13)	851,830 177,073 —
Ted F. Amyuni Executive Vice President, Global Sales and Marketing(14)	2011 2010 2009	313,245 247,500 —	(15)	— — —		404,566 98,179 —	— — —	71,552 — —		15,120 36,177 —	(16) (17)	804,483 381,856 —
Joseph P. Conroy Executive Vice President – Operations(18)	2011 2010 2009	273,942 — 262,786		— — —		318,396 — 528,871	— — 68,256	64,471 — —		— — 9,000	(8)	656,809 — 868,913
Subhendu Guha Former Executive Vice President, Photovoltaic Technology	2011 2010 2009	321,160 290,160 313,433		— — —		236,939 135,904 676,205	— — 136,524	74,445 — —		— 8,831 9,000	(7) (8)	632,544 434,895 1,135,162
Mark D. Morelli Former President and Chief Executive Officer	2011 2010 2009	427,172 436,488 476,916		— — —		837,289 408,450 1,987,416	— — 362,791	160,185 — —		— 9,800 32,717	(7) (19)	1,424,646 854,738 2,859,840

(1)	Fiscal Year: July 1 – June 30.
(2)	Effective May 24, 2009, the base salary of the named executive officers was reduced by 10% in light of the economic downturn. Full salary was reinstated effective July 4, 2010.
(3)

The awards in this column reflect restricted stock units (RSUs) and performance-based restricted stock units (PSUs) granted under our 2010 Stock Incentive Compensation Plan and the 2006 Stock Incentive Plan. Under the SEC rules, the values reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of grants of stock options and stock awards to each of the named executive officers in the years shown. For the PSUs reported in this column for 2011, such amounts are based on the probable outcome of the relevant performance conditions as of the grant date. The numbers above include PSUs assuming a target level of performance is achieved: Mr. Knoll, $139,772;

Mr. Andrews, $144,403; Mr. Amyuni, $154,928; Mr. Conroy, $136,825; Dr. Guha, $141,035; Mr. Morelli, $424,368. Assuming that the highest level of performance is achieved for these awards, the grant date fair value of the PSU awards would be: Mr. Knoll, $279,544; Mr. Andrews, $288,806; Mr. Amyuni, $309,856; Mr. Conroy, $273,650; Dr. Guha, $282,070; Mr. Morelli, $848,736.
The Company cautions that the amounts reported for PSUs may not represent the amounts that the named executive officers will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on the Company’s performance and continued employment.
(4)	We calculate the value of stock options using the Black-Scholes option pricing model. For information on assumptions used in the calculation of options granted in fiscal 2009, refer to Note 20 in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
(5)	The amounts shown reflect awards earned by the named executive officers under the Annual Incentive Plan in fiscal year 2011 (see “Compensation Discussion and Analysis–Components of Compensation–Annual Cash Bonus” for further information). Payments were made on 11/26/2010 and 3/4/2011.
(6)	Mr. Knoll’s salary was increased from $319,000 to $335,000 effective May 6, 2011 (see “Compensation Discussion and Analysis–Components of Compensation– Base Salary” for further information).
(7)	The amount shown represents matching contribution under the Company’s 401(k) plan during calendar year 2009.
(8)	The amount shown represents matching contribution under the Company’s 401(k) plan during calendar year 2008.
(9)	Mr. Andrews was named the Company’s Chief Financial Officer effective November 10, 2010. The amount shown includes $214,794 Mr. Andrews received as Interim Chief Financial Officer.
(10)	The amount represents the grant date fair value of 15,000 shares of restricted stock units awarded to Mr. Andrews as a signing bonus upon his appointment as Chief Financial Officer on November 10, 2010.
(11)	The amount represents pro-rated amount based on Mr. Andrews’ hire date of November 10, 2010.
(12)	Effective April 5, 2010, Mr. Andrews was appointed Interim Chief Financial Officer, pursuant to the standard terms and conditions of the Company’s consulting agreement, to replace Mr. Zike. Under the Consulting Agreement, Mr. Andrews received $50,000 per month. Prior to his appointment as Interim Chief Financial Officer, Mr. Andrews was retained as a consultant. The amount shown includes payment for services provided as a consultant.
(13)	The amount shown represents reimbursement of out-of-pocket expenses pursuant to the terms of the consulting agreement between the Company and Mr. Andrews.
(14)	Mr. Amyuni joined the Company on January 14, 2009.
(15)	Mr. Amyuni’s salary was increased from $275,000 to $330,000 effective August 29, 2010 (see “Compensation Discussion and Analysis–Components of Compensation– Base Salary” for further information).
(16)	The amount represents automobile allowance pursuant to the terms of Mr. Amyuni’s employment agreement.
(17)	The amount shown represents the one-time foreign exchange true-up sum of $24,192 pursuant to the terms of Mr. Amyuni’s employment agreement, the tax gross-up sum of $4,454 associated with the one-time foreign exchange true-up sum and $7,530 of matching contribution under the Company’s 401(k) plan during calendar year 2009.
(18)	Compensation for Mr. Conroy is provided only for 2011 and 2009 because he was not a named executive officer for 2010.
(19)	The amount shown represents $23,517 in moving expenses paid by the Company under its executive relocation assistance program and $9,200 of matching contribution under the Company’s 401(k) plan during calendar 2008.

Summary of Actual Pay Earned by our Named Executive Officers in Fiscal Year 2011

The table below summarizes the actual pay earned by our Named Executive Officers in Fiscal 2011. The information in this table is intended to supplement the information contained in the Summary Compensation Table above. The table differs substantially from the Summary Compensation Table required by the SEC and is not a substitute for that or any other prescribed table. The amount reported in the Equity column reflects value realized from the vesting of restricted stock awards before payment of any applicable withholding taxes (see Options Exercised and Stock Vested in Fiscal 2011 table on page 26).

Name and Principal Position	Salary ($)	Equity ($)	Non-Equity Incentive Plan Compensation ($)(1)	Total ($)
Jay B. Knoll	319,628	—	75,976	395,604
Interim President
William C. Andrews	415,332	—	17,458	432,790
Executive Vice President and Chief Financial Officer
Ted F. Amyuni	313,245	—	71,552	399,917	(2)
Executive Vice President, Global Sales and Marketing
Joseph P. Conroy	273,942	47,900	64,471	386,313
Executive Vice President – Operations
Subhendu Guha	321,160	8,050	74,445	403,655
Former Executive Vice President, Photovoltaic Technology
Mark D. Morelli	427,172	128,400	160,185	715,757
Former President and Chief Executive Officer

(1)	The amounts shown reflect awards earned by the named executive officers under the Annual Incentive Plan in fiscal year 2011 (see “Compensation Discussion and Analysis–Components of Compensation–Annual Cash Bonus” for further information). Payments were made on 11/26/2010 and 3/4/2011.
(2)	The amount includes $15,120 in automobile allowance pursuant to the terms of Mr. Amyuni’s employment agreement.

Grants of Plan-Based Awards in Fiscal 2011

The following table presents information on plan-based awards granted to the named executive officers in fiscal 2011.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Shares of Stock or Units		All Other Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jay B. Knoll	Annual Incentive(1)		100,500	201,000	402,000
	Perf. Restricted Stock Units (2)	1/25/2011				24,900	33,200	66,400					139,772
	Restricted Stock Units	8/24/2010							20,300	(3)			80,164
	Restricted Stock Units	1/25/2011							13,300	(3)			55,993
	Restricted Stock Units	5/19/2011							69,406	(4)			105,497
William C. Andrews	Annual Incentive		99,000	198,000	396,000
	Perf. Restricted Stock Units (2)	1/25/2011				25,725	34,300	68,600					144,403
	Restricted Stock Units	11/10/2010							28,900	(5)			147,679
	Restricted Stock Units	1/25/2011							13,700	(3)			57,677
	Restricted Stock Units	5/19/2011							45,580	(4)			69,281
Ted F. Amyuni	Annual Incentive(1)		99,000	198,000	396,000
	Perf. Restricted Stock Units (2)	1/25/2011				27,600	36,800	73,600					154,928
	Restricted Stock Units	8/24/2010							30,000	(3)			118,470
	Restricted Stock Units	1/25/2011							14,700	(3)			61,887
	Restricted Stock Units	5/19/2011							45,580	(4)			69,281

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Shares of Stock or Units		All Other Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph P. Conroy	Annual Incentive(1)		82,500	165,000	330,000
	Perf. Restricted Stock Units (2)	1/25/2011				24,375	32,500	65,000					136,825
	Restricted Stock Units	8/24/2010							17,500	(3)			69,107
	Restricted Stock Units	1/25/2011							13,000	(3)			54,730
	Restricted Stock Units	5/19/2011							37,983	(4)			57,734
Subhendu Guha(6)	Annual Incentive		96,700	193,400	386,800
	Perf. Restricted Stock Units (2)					25,125	33,500	67,000					141,035
	Restricted Stock Units	8/24/2010							10,000	(3)			39,490
	Restricted Stock Units	1/25/2011							13,400	(3)			56,414
Mark D. Morelli(7)	Annual Incentive(1)		206,150	412,300	824,600
	Perf. Restricted Stock Units (2)					75,600	100,800	201,600					424,368
	Restricted Stock Units	8/24/2010							61,600	(3)			243,258
	Restricted Stock Units	1/25/2011							40,300	(3)			169,663

(1)	Annual incentive payouts were paid only for the first half of fiscal year 2011 since the financial performance metrics were not achieved in the second half of the fiscal year (see the “Summary Compensation Table” on page 19 for the actual amount paid to the named executive officers). Also, for further information, see Compensation Discussion and Analysis under the heading “Annual Cash Bonus.”
(2)	Performance-based restricted stock units (PSUs) were approved by the Compensation Committee on January 25, 2011. The performance period for the awards is January 1, 2011 to June 30, 2013. The grant fair value of each PSU is calculated in accordance with FASB ASC Topic 718 and is equal to the closing price of ECD common stock on NASDAQ on the grant date, which was $4.21. For a discussion of the PSU awards, see the Compensation Discussion and Analysis under the heading “Long-Term Incentive Program.”
(3)	The amounts reported represent time-based restricted stock units (RSUs) approved by the Compensation Committee on August 24, 2010 and January 25, 2011. The RSUs settle on a one-for-one basis in shares of ECD common stock and vest on August 24, 2013. The grant date fair value of each RSU is calculated in accordance with FASB ASC Topic 718 and is equal to the closing price of ECD common stock on NASDAQ on the grant date, which was $3.949 and $4.21, respectively. For a discussion of the RSU awards, see the Compensation Discussion and Analysis under the heading “Long-Term Incentive Program.”

(4)	The RSUs were granted pursuant to the Executive Retention Agreement award as described in the Compensation Discussion and Analysis under the heading “Retention Benefits.” The RSUs settle on a one-for-one basis in shares of ECD common stock and vest on May 6, 2012. The grant date fair value of each RSU is calculated in accordance with FASB ASC Topic 718 and is equal to the closing price of ECD common stock on NASDAQ on the grant date, which was $1.52. The actual value the named executive officer receives will depend on the price of our common stock when the shares vest.
(5)	The amounts reported represent RSUs awarded to Mr. Andrews upon being named Chief Financial Officer of the Company on November 10, 2010. The RSUs settle on a one-for-one basis in shares of ECD common stock and vest on November 10, 2013. The grant date fair value of each RSU is calculated in accordance with FASB ASC Topic 718 and is equal to the closing price of ECD common stock on NASDAQ on the grant date, which was $5.11. The actual value the named executive officer receives will depend on the price of our common stock when the shares vest.
(6)	Effective July 15, 2011, Dr. Guha transitioned to the position of Chairman Emeritus of United Solar Ovonic. Pursuant to the terms of the Transition Agreement between the Company and Dr. Guha, 6,700 of the 33,500 performance restricted stock units will vest if the performance metric is achieved at target and the remaining 26,800 will be forfeited.
(7)	Mr. Morelli resigned as President and Chief Executive Officer effective May 6, 2011. Pursuant to the terms of his Separation Agreement, 13,440 of the 100,800 performance restricted stock units will vest if the performance metric is achieved at target and the remaining 87,360 will be forfeited. See “Potential Payments Upon Termination or Change in Control” on page 31 for information related to payments received by Mr. Morelli.

Summary of Material Terms of Executive Employment Arrangements

The named executive officers, with the exception of Dr. Guha who, effective July 15, 2011, transitioned to the position of Chairman Emeritus of United Solar Ovonic, are all participants in the Company’s Executive Severance Plan as described above in the Compensation Discussion and Analysis section entitled “Post-Employment Benefits.”

Outstanding Equity Awards at June 30, 2011

The following table provides information on the current holdings of stock options and stock awards by the named executive officers as of June 30, 2011. Market value for stock options is calculated by taking the difference between the closing price of our common stock on NASDAQ on the last trading day of the fiscal year ($1.18 on June 30, 2011) and the option exercise price and multiplying it by the number of options. Market value of shares or units of stock that have not vested is determined by multiplying the number of shares by the closing price of our common stock on NASDAQ on the last trading day of the fiscal year.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Market value of Unexercised Options ($)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Jay B. Knoll	6/5/2006 8/26/2008	5,000 2,000	— 2,000	42.60 76.74	6/5/2016 8/26/2018	— —	5,000(1) 2,470(2) 6,130(3) 20,300(4) 13,300(5) 33,200(6) 69,406(7)	5,900 2,914 7,233 23,954 15,694 39,176 81,899

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Market value of Unexercised Options ($)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
William C. Andrews	—	—	—	—	—	—	15,000(8) 13,900(8) 13,700(5) 34,300(6) 45,580(7)	17,700 16,402 16,166 40,474 53,784
Ted F. Amyuni	1/14/2009	5,000	10,000	23.77	1/14/2019	—	2,310(3) 30,000(4) 14,700(5) 36,800(6) 45,580(7)	2,725 35,400 17,346 43,424 53,784
Joseph P. Conroy	12/24/2007 8/26/2008	12,000 716	3,000 714	35.45 76.74	12/24/2017 8/26/2018	— —	880(2) 5,280(3) 17,500(4) 13,000 (5) 32,500(6) 37,983(7)	1,038 6,230 20,650 15,340 38,350 44,819
Subhendu Guha(9)	11/8/2002 1/26/2005 8/26/2008	2,500 6,000 1,430	— — 1,430	10.40 16.75 76.74	11/8/2012 1/26/2015 8/26/2018	— — —	1,760(2) 6,190(3) 10,000(4) 13,400 (5) 33,500(6)	2,076 7,304 11,800 15,812 39,530
Mark D. Morelli	9/1/2007 6/30/2008 8/26/2008	75,000 9,000 7600	— — —	25.91 73.64 76.74	11/5/2011 11/5/2011 11/5/2011	— — —	13,440(6)	15,859

(1)	The restricted stock awards were granted on July 18, 2008, and will vest in full on July 18, 2011, subject to continued employment.
(2)	The restricted stock units (RSUs) were granted on August 26, 2008 and will vest on August 26, 2011, subject to continued employment.
(3)	The RSUs were granted on November 12, 2009 as part of a Tender Offer exchange for the 1GW performance-based RSU awards that were granted in fiscal 2008.
(4)	The RSUs were granted on August 24, 2010 as part of the Company’s fiscal year 2011 long-term incentive program as described in the Compensation Discussion and Analysis under the heading “Long-Term Incentive Program.” The RSUs will vest on August 24, 2013, subject to continued employment.
(5)	The RSUs were granted on January 25, 2011 as part of the Company’s fiscal year 2011 long-term incentive program as described in the Compensation Discussion and Analysis under the heading “Long-Term Incentive Program.” The RSUs will vest on August 24, 2013, subject to continued employment.
(6)	The performance-based restricted units (PSUs) were granted on January 25, 2011 as part of the Company’s fiscal year 2011 long-term incentive program as described in the Compensation Discussion and Analysis under the heading “Long-Term Incentive Program.” The performance period of the PSUs is January 1, 2011 to June 30, 2013.

(7)	The RSUs were granted on May 19, 2011 and will vest on May 6, 2012 pursuant to the Executive Retention Plan, subject to continued employment.
(8)	The RSUs were granted on November 10, 2010 and will vest on November 10, 2013, subject to continued employment.
(9)	Dr. Guha transitioned to Chairman Emeritus of United Solar Ovonic effective July 15, 2011, at which time his unvested restricted stock units became vested pursuant to the terms of his Transition Agreement and the Executive Severance Plan. Additionally, 6,700 of the 33,500 performance restricted stock units will vest if the performance metric is achieved at target and the remaining 26,800 will be forfeited.

Option Exercises and Stock Vested in Fiscal 2011

The following table provides information on stock option exercises by and the vesting of stock awards of the named executive officers during fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jay B. Knoll	—	—	—	—
William C. Andrews	—	—	—	—
Ted F. Amyuni	—	—	—	—
Joseph P. Conroy	—	—	10,000	47,900
Subhendu Guha	—	—	5,000	8,050
Mark D. Morelli	—	—	30,000	128,400

(1)	The number of shares acquired on vesting includes shares withheld by the Company to pay withholding taxes upon vest pursuant to the Company’s net share withholding policy.
(2)	The value realized on the vesting of restricted stock is equal to the number of shares of restricted stock vested multiplied by the market price of our common stock on vest date.

Potential Payments Upon Termination Or Change In Control

The following section describes potential payments and benefits to the named executive officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change in control of the Company as of June 30, 2011.

In addition, certain of the Company’s benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified termination events. See “—Company Share-Based Plans” below.

Company Share-Based Plans

As of fiscal year-end 2011, the Company’s named executive officers held equity awards issued under the Company’s 1995 Non-Qualified Stock Option Plan (1995 Plan), the 2000 Non-Qualified Stock Option Plan (2000 Plan), the 2006 Stock Incentive Plan (2006 Plan) and the 2010 Omnibus Incentive Compensation Plan (2010 Plan).

Under the 1995 Plan, if an employee ceases to be engaged in performing services for the Company for any reason, the stock options shall terminate on the earlier of the fixed termination date set forth in the option or, unless otherwise determined by the Compensation Committee, one year after such termination of services.

Under the 2006 Plan and 2010 Plan, the Compensation Committee shall determine the effect of termination of employment upon equity awards. The termination provisions applicable to such equity awards outstanding at fiscal year-end 2011 are as detailed below.

Stock Options

If an employee’s continuous service is terminated for any reason other than death, disability, retirement (termination after age 65) or for cause:

•

any outstanding stock options that are exercisable as of the employee’s termination date may be exercised until the earlier of (1) 90 days under the 2000 Plan or 6 months under the 2006 Plan following such termination or such date determined by the Compensation Committee in its sole discretion and (2) the expiration of the term of the stock option; and

•	any outstanding stock options that are not exercisable as of the employee’s termination date will be terminated.

If an employee’s continuous service is terminated for cause, as determined in the sole discretion of the Compensation Committee:

•

all outstanding stock options will be terminated; however, under the 2006 Plan, the Compensation Committee, in its sole discretion, may permit the exercises of stock options until the earlier of 30 days following such termination and the expiration of the term of the stock option; and

•

if the employee has delivered a notice to exercise any outstanding stock options prior to the employee’s termination date but the corresponding shares of ECD common stock have not been delivered, the Company is not obligated to deliver the corresponding shares.

If an employee’s continuous service is terminated due to death, disability or retirement, all outstanding stock options will vest and be exercisable until the earlier of:

•	the expiration of the term of the stock option; and

•	in the case of death or disability, 12 months following the date of the employee’s termination or such date determined by the Compensation Committee in its sole discretion; or

•	in the case of retirement, three years following the date of the employee’s retirement.

Restricted Stock

All unvested restricted shares will be forfeited upon the termination of employment for any reason. Notwithstanding the foregoing, the Compensation Committee, in its sole discretion, may fully vest such restricted shares or provide for different treatment upon termination of employment based on the reason of such termination if it determines that different treatment would be in the best interest of the Company.

Restricted Stock Units

All unvested restricted stock units will be forfeited upon the termination of employment for any reason other than death, disability or retirement. Upon death, disability or retirement, all unvested restricted stock units shall become fully vested.

Performance Shares

All unearned performance shares will be forfeited upon the termination of employment for any reason other than retirement, death or disability on or after specified date(s) for each award. If an employee terminates employment on or after such specified date(s) due to retirement, death or disability, then he will be entitled to receive a pro-rated amount of the shares he would otherwise have earned based on the performance achieved during the restriction period, pro-rated to reflect the actual time of employment during such restriction period, i.e. by multiplying the number of shares that would have been earned by a fraction the numerator of which is the number of full or partial months of employment during the restriction period and the denominator of which is the number of months in the restriction period.

Equity Award Treatment Upon a Change in Control

For equity awards granted in FY2008 and after, upon a change in control, all options, performance shares, restricted stock and restricted stock unit awards to the extent converted into substitute equity awards shall continue to vest according to their original vesting schedules. However, if the substitute equity is not publicly traded, then the awards shall become immediately vested upon the change in control. If an employee’s employment is terminated other than for Cause by the Company or by the employee for Good Reason within one (1) year following a change in control, stock options and restricted stock units shall immediately vest and the options shall remain exercisable through the earlier of (i) six (6) months post-termination of employment, or (ii) expiration of the term of the stock option. For performance shares, if an employee’s employment is terminated following a change in control other than for Cause by the company or by the employee for Good Reason, the shares shall be paid by December 31 following the end of the restriction period. For purposes of the foregoing, “Cause” will exist as detailed in an employee’s written employment agreement, or, if the employee has no written employment agreement, if the employee (a) is convicted of, pleads guilty to, or confesses to any felony or act of fraud, misappropriation or embezzlement which has a material adverse effect on the Company, (b) engages in a fraudulent act to the material damage or prejudice of the Company or in conduct or activities materially damaging to the property, business or reputation of the Company, as determined by the Committee in good faith in its sole discretion, (c) materially acts or omits involving malfeasance or negligence in the performance of the employee’s duties to the Company to the material detriment of the Company, as determined by the Committee in good faith in its sole discretion, which is not corrected by the employee within 30 days after written notice of any such action or omission, (d) fails to comply in any material respect with any written policies or directives of the Company, or materially violates the Company’s Code of Business Conduct, as determined by the Committee in good faith in its sole discretion, which is not corrected by the employee within 30 days after written notice of such failure, or (e) materially breaches any noncompetition agreement with the Company, as determined by the Committee in good faith in its sole discretion; and, “Good Reason” means, without the consent of the employee, (a) any material diminution in the employee’s base pay, (b) any material diminution in the employee’s authority, duties or responsibilities, or (c) a material change in the employee’s office location, i.e., a change of more than 50 miles.

For options and restricted stock granted prior to FY2008, upon a change in control, all options and restricted stock awards would vest and the Compensation Committee has the discretion to determine whether and to what extent an award holder will receive, in exchange for the options and restricted stock awards, a cash payment or a substitute equity award of the acquiring company. The Company will be deemed to undergo a “change in control” in the event of certain acquisitions of 40% or more of the Company’s common stock, a change in a majority of the Board, the consummation of a reorganization, merger or consolidation or sale or disposition of all or substantially all of the Company’s assets (unless, among other conditions, the Company’s stockholders receive 60% or more of the stock of, and voting power in, the surviving company), or the consummation of the Company’s complete liquidation or dissolution.

Change in Control/Severance Payment Table

The executive officers participate in the Executive Severance Plan under which the executives are entitled to certain payments upon specified terminations, as described in the Compensation Discussion and Analysis under the heading “Post-Employment Benefits.” The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change in control, assuming such event occurs on June 30, 2011. These estimates do not reflect the actual amounts that would be paid to such persons, the amounts of which would only be known at the time the persons become eligible for payment and would be payable only if the specified event occurs.

The table assumes the acceleration of all share-based awards as of June 30, 2011, except in respect of termination for cause or resignation without good reason, and reflects the intrinsic value of such acceleration, which is (1) for each unvested stock option, $1.18 less the exercise price, if lesser, and (2) for each unvested share of restricted stock, restricted stock units or performance shares, $1.18, which represents the closing price of ECD common stock on NASDAQ on June 30, 2011, the last trading day of fiscal 2011.

The following items are not reflected in the table set forth below:

•	Accrued and unpaid salary, bonus and vacation.

•	Vested stock option gains.

•	Costs of COBRA or any other mandated governmental assistance program to former employees.

•	Welfare benefits provided to all salaried employees.

•	Amounts outstanding under the Company’s 401(k) plan.

•	Disability insurance proceeds and term life insurance proceeds, excluding any supplemental benefits with premiums paid solely by the employee.

Named Executive Officer	Cash Severance	Share-Based Awards	Miscellaneous Health Benefits	Excise Tax Gross Up	Total
Jay B. Knoll
Retirement(1)	—	—	—	—	—
Death	—	$176,771	—	—	$176,771
Disability	—	$176,771	—	—	$176,771
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$661,600	$176,771	$9,500	—	$847,871
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	$661,600	$176,771	$9,500	—	$847,871
William C. Andrews
Retirement(1)	—	—	—	—	—
Death	—	$144,526	—	—	$144,526
Disability	—	$144,526	—	—	$144,526
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$610,500	$144,526	$14,200	—	$769,226
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	$610,500	$144,526	$14,200	—	$769,226
Ted F. Amyuni(2)
Retirement(1)	—	—	—	—	—
Death	—	$256,732	—	—	$256,732
Disability	—	$256,732	—	—	$256,732
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$610,500	$256,732	$2,400	—	$869,632
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	$610,500	$256,732	$2,400	—	$869,632

Named Executive Officer	Cash Severance	Share-Based Awards	Miscellaneous Health Benefits	Excise Tax Gross Up	Total
Joseph P. Conroy
Retirement(1)	—	—	—	—	—
Death	—	$131,502	—	—	$131,502
Disability	—	$131,502	—	—	$131,502
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$508,700	$131,502	$9,500	—	$649,702
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	$508,700	$131,502	$9,500	—	$649,702
Subhendu Guha(3)
Retirement(1)	—	—	—	—	—
Death	—	$76,523	—	—	$76,523
Disability	—	$76,523	—	—	$76,523
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$515,800	$76,523	$7,800	—	$600,123
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	$515,800	$76,523	$7,800	—	$600,123
Mark D. Morelli(4)
Retirement	—	—	—	—	—
Death	—	—	—	—
Disability	—	—	—	—
By Company for Cause or by Executive without Good Reason	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (pre-Change in Control)	$1,977,885	$240,646	$21,400	—	$2,239,931
Change in Control (no termination)	—	—	—	—	—
By Company without Cause or by Executive for Good Reason (post-Change in Control)	—	—	—	—	—

(1)	None of these individuals were retirement eligible as of the end of fiscal 2011.
(2)	Mr. Amyuni informed the Company he will be resigning effective October 31, 2011. He is not entitled to severance payments as a result of his resignation. For additional information, see the “Compensation Discussion and Analysis – Fiscal 2011 Subsequent Personnel Events” on page 17.

(3)	For information on payments to Dr. Guha upon his transitioning to Chairman Emeritus of United Solar Ovonic, see the “Compensation Discussion and Analysis – Fiscal 2011 Subsequent Personnel Events” on page 17.
(4)	Upon his resignation as the Company’s President and Chief Executive Officer effective May 6, 2011, Mr. Morelli was entitled to receive $1,977,885, $386,730 of which will be payable in 39 equal biweekly installments commencing November 11, 2011. Additionally, the awards granted to Mr. Morelli became vested, with the stock options exercisable until November 6, 2011 and the restricted stock units payable in December 2011. Of the 100,800 performance stock units granted to Mr. Morelli, 13,400 shares become vested on June 30, 2013 if the relevant performance metrics are achieved. The value of the awards is based on the closing common stock on May 6, 2011.

Compensation of Directors

The Compensation Committee, with support from its independent compensation consultant Exequity, LLP, has the primary responsibility for reviewing and considering adjustments to director compensation and making any recommendations it may have to the Board, which is responsible for approving director compensation. The general policy of the Board and Compensation Committee is that the compensation of non-employee directors should be a mix of cash and equity-based compensation. Compensation paid to the non-employee directors is intended to provide an incentive to continue to serve on the Board and to attract new directors with outstanding qualifications. Directors who are also employed by the Company or any of its subsidiaries do not receive compensation for serving on the Board or any of its committees.

In August 2010, Exequity, at the request of the Committee, conducted an analysis of proxy statements and other public disclosures of companies that the Board uses for competitive purposes for determining the competitiveness of both non-employee director and executive officer compensation. After reviewing the data from Exequity’s analysis, the Compensation Committee, in October 2010, recommended no changes to our 2011 non-employee director compensation. Our non-employee directors each receive an annual retainer of $125,000, $85,000 of which is paid in restricted stock units (RSUs) and the balance is paid in quarterly cash installments. The RSUs vest on the last day of the annual term of the director and convert into deferred stock units to be paid out as stock when board service ends. Committee chairmen each receive an additional annual retainer as follows: Audit Committee - $10,000; Compensation Committee - $7,500; each of the Corporate Governance and Nominating Committee and Finance Committee - $5,000. Our Chairman of the Board receives an additional annual retainer of $50,000. In 2010, the Chairman of the Board received a one-time $25,000 in restricted stock units for additional services performed. Non-employee directors are eligible to receive stock options upon their initial appointment to the Board. No additional fees are paid for attendance at Board of Director or Committee meetings. Non-employee directors are reimbursed for any reasonable expenses incurred in attending Board and Committee meetings.

Director Compensation Table

The following table details the total compensation of our non-employee directors for the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Joseph A. Avila	48,750	93,504	142,254
Alan E. Barton	46,250	93,504	139,754
Robert I. Frey	40,000	93,504	133,504
William J. Ketelhut	50,000	93,504	143,504
Stephen Rabinowitz	73,000	158,403	231,403
George A. Schreiber, Jr.	43,750	93,504	137,254
Christopher P. Belden(3)	20,000	—	20,000

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock units (RSUs) granted during fiscal year ended June 30, 2011, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718).
(2)	On December 14, 2010, 18,086 shares of restricted stock units (RSUs) were issued to each of Messrs. Avila, Barton, Frey, Ketelhut and Schreiber and 30,639 shares of RSUs were granted to Mr. Rabinowitz. The grant date fair value of these shares was $5.17, the closing price of our common stock on December 14, 2010. The number of RSUs was based on the 20-day average closing stock price prior to the date of our annual meeting date, which was December 14, 2010. The RSUs vest on the last day of the annual term of the director and convert into deferred stock units to be paid out as stock when board service ends.
(3)	Mr. Belden did not stand for re-election at our 2010 annual meeting due to the requirements of his position as Executive Vice President of Global Operations at NXP Semiconductors located in The Netherlands.

Outstanding Equity Awards for Directors at Fiscal Year End 2011

The following table includes outstanding stock options, restricted stock awards, and restricted stock units held by each director at fiscal year end. Market value of unexercised stock options is calculated by taking the difference between the closing price of our common stock on NASDAQ on the last trading day of the fiscal year ($1.18 on June 30, 2011) and the option exercise price and multiplying it by the number of options. Market value of shares or units of stock that have not vested is determined by multiplying the number of shares or units by the closing price of our common stock on NASDAQ on the last trading day of the fiscal year.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Market value of Unexercised Options ($)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Joseph A. Avila	9/1/2007	4,000	1,000	$25.91	9/1/2017	—	12,229	14,430
Alan E. Barton	9/1/2008	3,000	2,000	$75.17	9/1/2018	—	9,043	10,670
Robert I. Frey	4/19/2004	5,000	—	$12.07	4/19/2014	—	10,955	12,926
William J. Ketelhut	—	—	—	—	—	—	11,056	13,046
Stephen Rabinowitz	4/19/2004	5,000	—	$12.07	4/19/2014	—	18,137	21,401
George A. Schreiber, Jr.	9/25/2006	5,000	—	$33.65	9/25/2016	—	12,313	14,529

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following information is set forth with respect to our equity compensation plans at June 30, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,221,729	(1)	$6.19	(2)	3,275,980

(1)	Includes 547,180 shares issuable upon vesting of restricted stock units (RSUs) granted under the 2006 Stock Incentive Plan and 1,154,850 shares issuable upon vesting of RSUs and performance restricted stock units (PSUs) granted under the 2010 Omnibus Incentive Compensation Plan. The remaining balance consists of outstanding stock option grants.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and PSUs, which have no exercise price.

Directors and Executive Officers

The following table sets forth, as of October 14, 2011, information concerning the beneficial ownership of common stock by each director and executive officer and for all directors and executive officers as a group. Each holder has sole voting and investment power with respect to the securities listed below unless otherwise indicated. Unless otherwise noted, the address of the beneficial owner is c/o Energy Conversion Devices, Inc., 3800 Lapeer Road, Auburn Hills, MI 48326.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Ted F. Amyuni	5,235	(2)	*
William C. Andrews	—		—
Joseph A. Avila	8,186	(3)	*
Alan E. Barton	5,000	(4)	*
Joseph P. Conroy	20,601	(5)	*
Robert I. Frey	13,226	(6)	*
William J. Ketelhut	15,769		*
Jay B. Knoll	13,368	(7)	*
Stephen Rabinowitz	14,468	(8)	*
George A. Schreiber, Jr.	9,641	(9)	*
All directors and executive officers as a group (10 persons)	105,494		*

*	Less than 1%.
(1)	Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission, which provide that a person is deemed to beneficially own all shares of common stock that such person has the right to acquire within 60 days. Although shares that a person has the right to acquire within 60 days are counted for the purpose of determining that individual’s beneficial ownership, such shares generally are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person. No restricted stock units and/or deferred stock units held by our directors or executive officers will vest within 60 days of October 14, 2011.
(2)	Includes outstanding options to purchase 5,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(3)	Includes outstanding options to purchase 5,000 shares of common stock which were exercisable as of October 14 2011 or which become exercisable within 60 days of such date.
(4)	Includes outstanding options to purchase 4,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(5)	Includes outstanding options to purchase 13,073 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(6)	Includes outstanding options to purchase 5,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(7)	Includes outstanding options to purchase 8,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(8)	Includes outstanding options to purchase 5,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.
(9)	Includes outstanding options to purchase 5,000 shares of common stock which were exercisable as of October 14, 2011 or which become exercisable within 60 days of such date.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The Company has adopted a written Related Persons Transaction Policy that applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. Related persons include our directors, nominees for election as a director, persons controlling over 5% of our common shares and executive officers and the immediate family members of each of these individuals. Under our Related Persons Transaction Policy, the General Counsel is charged with primary responsibility for determining whether, based on the facts and circumstances, a related person has a direct or indirect material interest in a proposed transaction. If the General Counsel determines that the proposed transaction constitutes a related person transaction, the General Counsel will present the proposed transaction to the Corporate Governance and Nominating Committee for its review and, if appropriate, recommendation of such related person transactions to the Audit Committee for approval or ratification.

In fiscal 2011, based on responses to annual director and officer questionnaires, there have been no related person transactions required to be submitted to the Audit Committee for review, approval or ratification.

Determination of Independence of Board Members

The Board has determined that each of Messrs. Avila, Barton, Frey, Ketelhut, Rabinowitz and Schreiber, and therefore a majority of the directors, are independent in accordance with the NASDAQ listing standards (which are incorporated into the Company’s Corporate Governance Principles). To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and meets categorical and other criteria set forth in the NASDAQ listing standards and the Company’s Corporate Governance Principles. In addition, the Board has determined that each member of the Audit Committee qualifies under the additional independence standards for Audit Committee members established by the Securities and Exchange Commission and NASDAQ. Each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee is composed entirely of independent directors.

Audit Committee Report

The Audit Committee is comprised of four directors, all of whom are independent directors as defined under applicable rules of the Commission, NASDAQ and the Company’s Corporate Governance Principles.

The Audit Committee oversees the integrity of the Company’s financial statements on behalf of the Board, the adequacy of the Company’s systems of internal controls, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent registered public accounting firm, and the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function. The public accounting firm of Crowe Horwath LLP was retained to supplement the Company’s internal audit function.

In fulfilling its oversight responsibilities, the Audit Committee has direct responsibility, among other things, for:

•	confirming the independence of the Company’s independent registered public accounting firm;

•	the appointment, compensation and retention of the Company’s independent registered public accounting firm;

•	reviewing the scope of the audit services to be provided by the Company’s independent registered public accounting firm, including the adequacy of staffing and compensation;

•	approving non-audit services;

•	overseeing management’s relationship with the Company’s independent registered public accounting firm;

•	overseeing management’s implementation and maintenance of effective systems of internal and disclosure controls; and

•	overseeing the performance of the Company’s internal audit function.

The Audit Committee reviews the financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. The independent registered public accounting firm is responsible for performing an audit in accordance with standards of the United States Public Company Accounting Oversight Board to obtain reasonable assurance that the consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States of America and the effectiveness of the Company’s internal control over financial reporting.

The Audit Committee generally oversees the Company’s internal compliance programs. It reviews and discusses with management and the Director of Internal Audit the Company’s significant risk exposures and the steps that management takes to monitor and control such exposures. In addition, the Audit Committee also reviews the significant reports to management prepared by the Director of Internal Audit and management’s responses.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent registered public accounting firm a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Audit Committee also discussed with management and the independent registered public accounting firm the quality and adequacy of the Company’s internal controls and the requirements of the Sarbanes-Oxley Act of 2002. The Audit Committee discussed with management the process used to support the certifications of the Chief Executive Officer and Chief Financial Officer that are required in periodic reports filed by the Company with the Commission. The Audit Committee reviewed with the independent registered public accounting firm their audit plans, audit scope, and identification of audit risks. The Audit Committee engaged the independent registered public accounting firm and approved auditor services and fees, including audit, audit-related and non-audit fees.

The Audit Committee discussed and reviewed with the independent registered public accounting firm all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees,” and, with and without management present, discussed and reviewed the results of the independent registered public accounting firm’s examination of the consolidated financial statements.

The Audit Committee reviewed with management and the independent registered public accounting firm the audited financial statements as of and for the fiscal year ended June 30, 2011. Management represented to the Audit Committee that the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and the Audit Committee has reviewed and discussed the consolidated financial statements with management, the internal auditor and the independent registered public accounting firm. During fiscal 2011, the Audit Committee met with management and the independent registered public accounting firm and discussed the interim financial information contained in each quarterly earnings report prior to public release.

Based on the above-mentioned reviews and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board (and the Board agreed) that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, for filing with the Commission.

Audit Committee

William J. Ketelhut, Chair Joseph A. Avila Alan E. Barton George A. Schreiber, Jr.

Item 14:	Principal Accounting Fees and Services

The following table presents aggregate fees for professional audit services rendered by Grant Thornton LLP, our independent registered public accounting firm, for the fiscal years ended June 30, 2011 and 2010 and fees billed for other services rendered by Grant Thornton during those periods.

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$1,023,970	$1,237,463
Audit-Related Fees(2)	37,410	18,800
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,061,380	$1,256,263

(1)	Audit Fees — These are fees for professional services performed by Grant Thornton for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees — These are fees for the assurance and related services performed by Grant Thornton that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees — These are fees for professional services performed by Grant Thornton with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees — These are fees for permissible work performed by Grant Thornton that does not meet the above categories.

During fiscal 2011, the Audit Committee approved all audit and services provided to us by Grant Thornton prior to management engaging Grant Thornton for that purpose. The Committee’s current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by our independent registered public accounting firm for the fiscal year. In accordance with the Committee’s current policy, additional fees related to audit services proposed to be provided within the scope of the approved engagement may be approved by management, so long as the fees for such additional services are consistent with historical experience, and are reported to the Audit Committee at the next regularly scheduled Committee meeting. Additional fees for other proposed audit-related or non-audit services (not within the scope of the approved engagement) may be considered and, if appropriate, approved by the Chairman of the Audit Committee if such additional fees constitute five percent or less of the approved budget. Otherwise, the Audit Committee must approve all additional audit-related and non-audit services to be performed by the independent registered public accounting firm.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K:

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.

October 28, 2011	By:	/s/ JAY B. KNOLL
Jay B. Knoll
Interim President (Principal Executive Officer)

/s/ JAY B. KNOLL Jay B. Knoll	Interim President (Principal Executive Officer)	October 28, 2011

/s/ WILLIAM C. ANDREWS William C. Andrews	Chief Financial Officer (Principal Financial and Accounting Officer)	October 28, 2011

/s/ JOSEPH A. AVILA Joseph A. Avila	Director	October 28, 2011

/s/ ALAN E. BARTON Alan E. Barton	Director	October 28, 2011

/s/ ROBERT I. FREY Robert I. Frey	Director	October 28, 2011

/s/ WILLIAM J. KETELHUT William J. Ketelhut	Director	October 28, 2011

/s/ STEPHEN RABINOWITZ Stephen Rabinowitz	Director	October 28, 2011

/s/ GEORGE A. SCHREIBER, JR. George A. Schreiber, Jr.	Director	October 28, 2011