Form 10-Q
period 2011-09-30
ENERGY CONVERSION DEVICES INC
filed 2011-11-14
CIK 32878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 9, 2011, there were 53,276,954 shares of the registrant’s Common Stock outstanding.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

i

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenues
Product sales	$19,230	$53,260
System sales	1,961	11,650
Revenues from product development agreements	659	374
License and other revenues	106	52

Total Revenues	21,956	65,336
Expenses
Cost of product sales	23,599	44,919
Cost of system sales	2,435	10,555
Cost of revenues from product development agreements	297	89
Product development and research	1,336	1,862
Preproduction costs	94	64
Selling, general and administrative	11,001	17,281
Net (gain) loss on disposal of property, plant and equipment	—	(76)
Impairment loss	34,276	—
Restructuring charges	(27)	491

Total Expenses	73,011	75,185

Operating Loss from Continuing Operations	(51,055)	(9,849)
Other Income (Expense)
Interest income	1,503	344
Interest expense	(5,811)	(6,986)
Gain on debt extinguishment	—	1,189
Other nonoperating income (expense), net	(1,474)	132

Total Other Expense	(5,782)	(5,321)

Loss before Income Taxes and Equity Loss from Continuing Operations	(56,837)	(15,170)
Income tax expense	506	155

Loss from Continuing Operations before Equity Loss	(57,343)	(15,325)
Equity loss	(118)	(34)

Net Loss from Continuing Operations	(57,461)	(15,359)
Income from Discontinued Operations, Net of Tax	1,339	1,824

Net Loss	(56,122)	(13,535)

Net Loss Attributable to Noncontrolling Interest	(99)	(79)

Net Loss Attributable to ECD Stockholders	$(56,023)	$(13,456)

Loss Per Share from Continuing Operations	$(1.15)	$(0.33)

Income Per Share from Discontinued Operations	$0.03	$0.04

Loss Per Share, Attributable to ECD Stockholders	$(1.12)	$(0.29)

Diluted Loss Per Share from Continuing Operations	$(1.15)	$(0.33)

Diluted Income Per Share from Discontinued Operations	$0.03	$0.04

Diluted Loss Per Share, Attributable to ECD Stockholders	$(1.12)	$(0.29)

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,518	$27,769
Short-term investments	77,358	102,926
Accounts receivable, net	21,621	34,420
Inventories, net	68,012	67,621
Other current assets	13,957	28,994
Assets held for sale - current	4,253	5,639

Total Current Assets	227,719	267,369

Property, Plant and Equipment, net	59,064	90,705

Other Assets:
Restricted cash	10,365	10,009
Lease receivable, net	11,428	10,094
Other assets	8,631	9,731
Assets held for sale - non-current	1,226	570

Total Other Assets	31,650	30,404

Total Assets	$318,433	$388,478

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$31,200	$46,702
Current portion of warranty liability	14,284	13,642
Other current liabilities	9,961	8,853
Liabilities held for sale - current	1,121	1,300

Total Current Liabilities	56,566	70,497

Long-Term Liabilities:
Convertible senior notes	235,781	232,226
Capital lease obligations	18,678	19,018
Warranty liability	21,134	24,338
Other liabilities	14,551	14,747
Liabilities held for sale - non-current	2,365	2,603

Total Long-Term Liabilities	292,509	292,932

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value, 150 million shares authorized, 53,328,402 and 53,311,152 issued at September 30, 2011 and June 30, 2011, respectively	533	533
Additional paid-in capital	1,107,990	1,106,961
Treasury stock	(804)	(798)
Accumulated deficit	(1,136,483)	(1,080,460)
Accumulated other comprehensive loss, net	(1,321)	(729)

Total ECD stockholders’ equity (deficit)	(30,085)	25,507
Accumulated deficit - noncontrolling interest	(557)	(458)

Total Stockholders’ Equity (Deficit)	(30,642)	25,049

Total Liabilities and Stockholders’ Equity (Deficit)	$318,433	$388,478

See notes to consolidated financial statements.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(56,122)	$(13,535)
Income from discontinued operations, net of tax	1,339	1,824

Net loss from continuing operations	(57,461)	(15,359)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Impairment loss	34,276	—
Depreciation and amortization	1,892	5,334
Amortization of debt discount and deferred financing fees	4,191	4,242
Share-based compensation	1,030	881
Gain on debt extinguishment	—	(1,189)
Net (gain) loss on disposal of property, plant and equipment	—	(76)
Equity loss	118	34
Changes in operating assets and liabilities, net of foreign exchange:
Accounts receivable	12,578	12,945
Inventories	(2,009)	(875)
Other assets	11,927	(229)
Accounts payable and accrued expenses	(15,400)	9,444
Other liabilities	2,792	1,007

Net cash provided by (used in) operating activities	(6,066)	16,159

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,573)	(12,068)
Purchases of investments	—	(45,478)
Proceeds from maturities and sale of investments	24,288	33,459
Proceeds from sale of property, plant and equipment	—	126
Development loans	—	(3,275)
Increase in restricted cash	(356)	(408)

Net cash (used in) provided by investing activities	19,359	(27,644)

Cash flows from financing activities:
Principal payments under capitalized lease obligations and other debt	(308)	(426)

Net cash used in financing activities	(308)	(426)

Effect of exchange rate changes on cash and cash equivalents	(752)	(1,323)
Cash flows from discontinued operations:
Operating activities	1,816	3,039
Investing activities	700	—
Net decrease in cash and cash equivalents	14,749	(10,195)
Cash and cash equivalents at beginning of period	27,769	79,158

Cash and cash equivalents at end of period	$42,518	$68,963

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

The Company has performed an evaluation of subsequent events through the date the Company’s financial statements were issued. No material subsequent events have occurred that required recognition or disclosure in these financial statements other than as disclosed in Note 20, “Subsequent Events – Restructuring Activities,” to our Notes to the Consolidated Financial Statements.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from those estimates.

Capitalized Interest

Interest is capitalized during periods of active equipment construction. During the three months ended September 30, 2011 and 2010, the Company incurred total interest costs of $6.7 million and $7.3 million, respectively, of which $0.9 million and $0.3 million, respectively, were capitalized.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and have not materially changed as of the date of this Report.

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which clarifies the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “Fair Value.” ASU 2011-04 is effective prospectively for the Company’s interim reporting period beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

On July 1, 2010, the Company adopted the provisions of the FASB ASC which amends Topic 810 “Consolidations” (“ASC 810”) to change the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE (and is therefore required to consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE only was required when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are subject to the provisions of this standard when it

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

becomes effective. ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.

On July 1, 2010, the Company adopted FASB ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which amends ASC Subtopic 605-25 for separate consideration in multiple-deliverable arrangements. ASU 2009-13 eliminates the use of the residual method for allocating consideration, as well as the criteria that require objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. The delivered element(s) will be considered a separate unit of accounting only if both of the following criteria are met: (i) the delivered item(s) has stand-alone value to the customer and (ii) if a general right of return exists relative to the delivered item(s), delivery or performance of the undelivered item(s) is substantially in the control of the vendor and is considered probable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have any impact on the Company’s consolidated financial statements.

On July 1, 2010, the Company adopted FASB ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”), which amends ASC 470-20 clarifying that-share lending arrangements that are executed in connection with convertible debt offerings or other financings should be measured at fair value and recognized as a debt issuance cost which is amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, ASU 2009-15 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. The amended provisions of ASC 470-20 is effective for all arrangements outstanding as of the fiscal year beginning on or after December 15, 2009, and retrospective application is required for all periods presented. In addition, ASC 470-20 is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

Note 2 – Liquidity and Continued Listing Requirements

We have reported cash and cash equivalents and short-term investments of $119.9 million as of September 30, 2011. We reported operating losses from continuing operations of $51.1 million and $9.8 million, for the three months ended September 30, 2011 and 2010, respectively, while reporting a decrease in cash and cash equivalents and short-term investments of $10.8 million for the three months ended September 30, 2011 and an increase of $1.4 million for the three months ended September 30, 2010.

The Company is subject to risks common in the high technology and emerging energy industries including increased competition, reduced selling prices for solar energy, continued ability to research and develop our products and manufacturing technologies and reliance on government regulations to provide incentives for alternative energy solutions, including our products, as well as risks associated with the economies in our target markets. The Company is continuing to take actions to better align operating expenses to near-term revenue expectations and believes that cash, cash equivalents and short-term investments will be sufficient to meet our liquidity needs for current operations and planned capital expenditures. See Note 13, “Restructuring Charges,” for information regarding these restructuring activities. Although we are not currently experiencing significant liquidity constraints, we believe that a successful repositioning of our United Solar Ovonic business will require additional investment and

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

refinancing or restructuring of our outstanding Convertible Senior Notes (“Notes”). We are considering a range of strategies to attract additional needed investment. These strategies may include additional asset sales, technology license agreements, joint venture arrangements, renegotiating existing obligations or other transactions.

The Company’s outstanding Notes do not come due until June 15, 2013. The Company may consider various financing or refinancing options for the Notes before June 15, 2013. If these options are not successful, there is no assurance that sufficient cash will be generated from operations to enable the Company to repay this debt when it comes due. In connection with the foregoing, we have begun discussions with representatives of an informal group of noteholders regarding our repositioning efforts and to explore the group’s interest in restructuring our obligations under the Notes. Our discussions are at a preliminary stage. If we are unable to reach an accord with the noteholders or execute sufficiently on one or more of the strategies that we are considering to attract required investment, results of operations, financial condition and cash flows could be materially adversely affected and we may choose to seek reorganization under the U.S. Bankruptcy Code.

Our common stock is currently listed for trading on the NASDAQ Global Select Market. The continued listing of our common stock is subject to the satisfaction of certain ongoing conditions pertaining to our financial performance and marketability of our stock. On September 15, 2011, we received a deficiency letter from The NASDAQ Stock Market notifying the Company that it no longer meets NASDAQ’s requirements for continued listing on the NASDAQ Global Select Market because the minimum bid price of the Company’s common stock has not equaled or exceeded $1.00 at least once over a period of 30 consecutive trading days. The letter does not impact the Company’s listing on the NASDAQ Global Select Market at this time and the Company’s common stock will continue to trade on the NASDAQ Global Select Market under the symbol “ENER.”

NASDAQ explained in the letter that the Company will be afforded 180 calendar days, or until March 13, 2012, to regain compliance with NASDAQ’s Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. If the Company does not regain compliance by March 13, 2012, NASDAQ will provide written notification to the Company that the Company’s common stock will be subject to delisting from the NASDAQ Global Select Market. The Company may, however, be eligible for an additional grace period if it satisfies the continued listing requirement for market value of publicly held shares and all other initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market, and submits a timely notification to NASDAQ to transfer the listing of our common stock to the NASDAQ Capital Market. The Company may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

We intend to actively monitor the bid price of our common stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ requirements. Such actions could include implementation of a reverse split of the Company’s common stock, which would need to be authorized by the Company’s stockholders, or other possible actions. However, the Company has not yet determined what action to pursue to ensure compliance with NASDAQ’s continued listing requirements, and there can be no assurance the Company will be able to regain compliance with NASDAQ’s continued listing requirements or successfully transition to the NASDAQ Capital Market.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on our liquidity. There is no assurance that additional sources of liquidity to repay the Notes can be obtained on terms acceptable to the Company, or at all. If we were unable to repurchase Notes under such circumstances, we would be in default under our indenture.

Note 3 – Discontinued Operations

In July 2011, the Company announced that it is seeking the sale of Ovonic Battery Company, Inc., (“OBC”), which conducts our battery technology licensing and materials manufacturing activities and comprises substantially all of the business of our Ovonic Materials Division, in order to focus on our United Solar Ovonic business activities. OBC is a consolidated subsidiary in which we have a 93.6% equity interest with the balance owned by Honda Motor Company, Ltd. (3.2%) and Sanoh Industrial Co., Ltd. (3.2%).

On September 12, 2011, we completed the sale of the net assets of our Ovonic Hydrogen Storage operations of the Ovonic Materials Division and recorded a gain of $0.6 million related to the sale which has been included in the income from discontinued operations in the Company’s Statements of Operations for the three month period ended September 30, 2011.

The operating results and financial position of the Ovonic Materials Division, which have been presented as discontinued operations, are as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Royalties	$1,806	$2,115
Other revenue	524	946

Total revenue	2,330	3,061

Operating Expenses	1,580	1,237
Gain on sale of Ovonic Hydrogen Storage operations	589	—

Income from discontinued operations, net of tax	$1,339	$1,824

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2011	2011
	(in thousands)
Assets of discontinued operations
Accounts receivable	$3,401	$4,733
Inventory	809	878
Other current assets	—	28

Total Current Assets	4,210	5,639
Property, plant and equipment, net	311	570

Total Assets	$4,521	$6,209

Liabilities of discontinued operations
Current liabilities	$1,121	$1,300
Deferred patent license fees	2,143	2,381
Other liabilities	222	222

Total Liabilities	$3,486	$3,903

Note 4 – Loss Per Share

Basic loss per common share attributable to ECD stockholders is computed by dividing the net loss attributable to ECD stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share attributable to ECD stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net loss attributable to ECD stockholders. The following table reconciles the numerator and denominator to calculate basic and diluted loss per share attributable to ECD stockholders:

	Net Income (Loss) Attributable to ECD Stockholders (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Three Months Ended September 30, 2011
Continuing operations	$(57,461)		$(1.15)
Discontinued operations, net of tax	1,339		0.03

Basic and diluted loss per share	$(56,122)	49,832	$(1.12)

Three Months Ended September 30, 2010
Continuing operations	$(15,359)		$(0.33)
Discontinued operations, net of tax	1,824		0.04

Basic and diluted loss per share	$(13,535)	46,128	$(0.29)

The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Share-based payment arrangements	2,315	1,428

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

The Notes are only convertible prior to March 15, 2013 under specific circumstances involving the price of the Company’s common stock, the price of the Notes, and certain corporate transactions including, but not limited to, an offering of common stock at a price less than market, a distribution of cash or other assets to stockholders, a merger, consolidation or other share exchange, or a change in control. The holders of the Notes may convert the principal amount of their Notes into cash and, with respect to any amounts in excess of the principal amount, if applicable, shares of the Company’s common stock initially at a conversion rate of 10.8932 shares (equivalent to an initial conversion price of approximately $91.80 per share) per $1,000 principal amount of the Notes. The holders of the Notes are only entitled to amounts in excess of the principal amount if shares of the Company’s common stock exceed a market price of $91.80 for a period of 20 consecutive trading days during the applicable cash settlement averaging period. During the three months ended September 30, 2011 and 2010, the Company’s common stock price did not exceed the conversion price. Therefore, there are no contingently issuable shares to include in the diluted earnings per share calculation.

Note 5 – Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Supplemental disclosures:
Cash paid for interest, including capitalized interest	$563	$849
Cash paid for income taxes	46	36
Decrease in accounts payable for capital expenditures	39	4,679

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments

Short-Term Investments

The following schedule summarizes the unrealized gains and losses on the Company’s short-term investments:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)
September 30, 2011
Corporate bonds	$78,424	$48	$(1,114)	$77,358

June 30, 2011
Corporate bonds	$102,730	$223	$(1,028)	$101,925
U.S. Government securities	1,001	—	—	1,001

	$103,731	$223	$(1,028)	$102,926

The following schedule summarizes the contractual maturities of the Company’s short-term investments:

	September 30, 2011		June 30, 2011
	Amortized Cost	Market value	Amortized Cost	Market Value
	(in thousands)
Due in less than one year	$56,494	$55,564	$68,091	$67,260
Due after one year through five years	21,930	21,794	35,640	35,666

	$78,424	$77,358	$103,731	$102,926

The corporate bonds and U.S. government securities are classified as “available-for-sale.”

Note 7 – Sales-Type Lease Receivables

In conjunction with the acquisition of Solar Integrated Technologies, Inc., (“SIT”) in fiscal 2010, the Company acquired sales-type lease receivables. In 2005 and 2006, SIT entered into Energy Services Agreements whereby customers agreed to pay SIT, on a monthly basis over a 20-year period, for the electricity generated from the BIPV roofing systems installed on their buildings. The customers pay for the energy produced by solar systems at a rate specified in each contract. SIT recorded a lease receivable to reflect the future stream of energy services payments from customers over the 20-year period.

Sales-type lease receivables consisted of the following:

September 30, 2011
(in thousands)
Total minimum lease payments receivable	$16,520
Less: Unearned income	(4,622)

Net investment in sales-type leases	$11,898

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Executory costs included in total minimum lease payments were not significant. In addition, no value was assigned to the estimated residual value of the leased equipment due to the 20-year lease term. Future minimum receivables under all noncancelable sales-type leases as of September 30, 2011 are as follows:

Fiscal Year	(in thousands)
2012	$1,020
2013	1,040
2014	1,061
2015	1,082
2016	1,103
Thereafter	11,214

$16,520

Note 8 – Inventories

Inventories consisted of the following:

	September 30, 2011	June 30, 2011
	(in thousands)
Finished products	$43,029	$39,998
Work in process	14,591	17,571
Raw materials	10,392	10,052

	$68,012	$67,621

Substantially all of the Company’s inventories are included in its United Solar Ovonic business. The above amounts are net of inventory reserves of $11.2 million and $11.8 million as of September 30, 2011 and June 30, 2011, respectively.

Note 9 – Liabilities

Warranty Liability

A summary of the warranty liability is as follows:

(in thousands)
Liability at June 30, 2011	$37,980
Warranty expense	569
Warranty claims	(1,195)
Foreign currency impact	(1,936)

Liability at September 30, 2011	$35,418

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities

A summary of the Company’s other long-term liabilities is as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Structured financing	$11,925	$12,140
Long-term retirement	1,354	1,420
Deferred revenue and royalties	75	75
Rent payable	836	826
Other	361	286

	$14,551	$14,747

Note 10 – Derivative and Hedging Activities

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

The Company held derivative financial instruments totaling $1.5 million in notional value and $0.1 million in fair value as of September 30, 2011. The Company accounts for these derivative financial instruments using cash-flow-hedge accounting treatment and recognizes the effective portion of the changes in fair value of the forward contracts as a component of “Accumulated other comprehensive loss, net” in the Company’s Consolidated Balance Sheets. As of September 30, 2011, the net unrealized gains on these contracts recorded in “Accumulated other comprehensive loss, net” was $0.4 million.

In addition, the Company held derivative financial instruments totaling $4.4 million in notional value and $0.3 million in fair value as of September 30, 2011. These derivative financial instruments are not designated as cash-flow-hedges and the Company recognizes the changes in the fair value in “Other nonoperating income (expense), net” in the Company’s Consolidated Statements of Operations. For the period ended September 30, 2011, the Company recorded $0.3 million in “Other nonoperating income, net.”

Note 11 – Long-Term Debt

Letter of Credit Facility

The Company has a Letter of Credit Facility with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. As of September 30, 2011, outstanding letters of credit totaled $6.8 million.

Convertible Senior Notes

In June 2008, the Company completed an offering of $316.3 million of Convertible Senior Notes (“Notes”). The Notes bear interest at a rate of 3.0% per year, payable semi-annually on June 15 and

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2011, the Company entered into exchange agreements with certain holders of the Company’s Notes whereby the Company issued an aggregate of 4,710,618 shares of its common stock in exchange for an aggregate principal amount of $30.1 million held by the holders of the Notes. In connection with this exchange the Company recorded a gain on debt extinguishment of $3.3 million.

The effective interest rate for the periods ended September 30, 2011 and 2010 was 10.2% and 11.0%, respectively. At September 30, 2011 and 2010, the carrying amount of the conversion option recorded in stockholders’ equity for both periods was $81.9 million.

The net carrying amount of the Notes is as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Outstanding principal	$263,153	$263,153
Less: unamortized discount	27,372	30,927

Net carrying amount	$235,781	$232,226

The gross interest expense recognized is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Contractual interest	$1,974	$2,199
Amortization of discount	3,555	3,663
Amortization of debt issue costs	635	579

Gross interest expense recognized	$6,164	$6,441

The Company adopted the provisions of ASC 470-20 on July 1, 2010, with retrospective application to prior periods. (See Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for additional information.) As part of the agreement for the Notes issued in June 2008, the Company also issued 3,444,975 shares as part of a “share-lending” arrangement with the underwriter. The shares issued as part of the share-lending arrangement coincide with the Notes term and will terminate on June 15, 2013. The fair value of the outstanding loaned shares as of September 30, 2011 and June 30, 2011 was $1.8 million and $4.0 million, respectively. The Company recognized debt

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance costs of $5.5 million which are amortized using the effective interest method over the life of the financing arrangement as interest cost and are included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company has $2.3 million and $2.6 million of unamortized issuance costs associated with the share-lending arrangement as of September 30, 2011 and June 30, 2011, respectively. In addition, the Company recognized an additional $0.3 million and $0.2 million of interest costs relating to the amortization of the issuance costs associated with the share-lending arrangement for the three month periods ended September 30, 2011 and 2010, respectively. The counterparty to the share-lending agreement is required to provide collateral at least equal to 100% of the market value of the loaned shares when the rating from Standard and Poor’s Ratings Group for its indebtedness falls below A-. No collateral was required as of September 30, 2011.

See Note 2, “Liquidity and Continued Listing Requirements,” for additional information about our plans to restructure our Notes and our common stock listing requirements in relationship to our Notes.

Note 12 – Commitments and Contingencies

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

Note 13 – Restructuring Charges

In fiscal 2011, the Company incurred restructuring charges as part of its manufacturing capacity realignment and to better align operating expenses with near-term revenue expectations. The Company made restructuring payments of $0.9 million for the three months ended September 30, 2011 and expects to make additional payments of $3.7 million by the end of fiscal 2012.

A summary of the Company’s restructuring liability is as follows:

	Employee-Related Expenses	Other Expenses	Total
	(in thousands)
Balance June 30, 2011	$4,848	$—	$4,848
Charges	(52)	37	(15)
Utilization or payment	(898)	(37)	(935)
Currency translation	(6)	—	(6)

Balance September 30, 2011	$3,892	$—	$3,892

See Note 20, “Subsequent Events – Restructuring Activities,” for information regarding additional restructuring activities.

Note 14 – Impairment Loss

The Company periodically evaluates the carrying value of its assets whenever events or changes in circumstances indicate the carrying value of those assets may not be recoverable.

The Company believes that increasing its core solar technology’s sunlight-to-electricity conversion efficiency is a strategic imperative. As such, the Company has adjusted its technology roadmap to speed

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercialization of higher conversion efficiency products, reduce execution risk and improve manufacturability. To that end, the Company has ceased development and optimization of its HF technology to focus greater resources on the commercialization of its patented Nano-Crystalline™ technology. Modifications to existing capital equipment are underway at its Greenville, Michigan plant and the upgraded line is expected to begin pre-production and optimization in mid 2012. With the successful implementation of this new technology, the Company expects to improve its products’ sunlight-to-electricity conversion efficiency by up to 50%, thereby creating opportunity for higher value and better marketable solar products.

Due to this adjustment in the technology roadmap, the Company concluded that the carrying values of certain of these assets may not be recoverable. Accordingly, the Company commenced with an impairment analysis of these assets included in its United Solar Ovonic business as of September 30, 2011. The Company’s assessment utilized quoted market prices and fair value appraisals. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. The estimates and assumptions used in the impairment analysis are consistent with the Company’s business plan; however, actual valuations in the future may differ significantly from those previously estimated.

Based on the results of the analysis, the Company recorded an impairment loss of $34.3 million in carrying value of the Company’s property, plant and equipment.

The Company recorded previous impairments to its long-lived assets, including goodwill and development loans of $228.8 million and $359.2 million for the fiscal years ended June 30, 2011 and June 30, 2010, respectively.

Note 15 – Share-Based Compensation

The Company records the fair value of stock-based compensation grants as an expense. Total share-based compensation expense for the three month periods ended September 30, 2011 and 2010 was $1.1 million and $0.9 million, respectively.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the transactions during the three months ended September 30, 2011 with respect to the Company’s stock options is as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at June 30, 2011	519,699	$26.45	—
Granted	—	—	—
Exercised	—	—	—
Expired	(70,052)	$21.63	—
Forfeited	(1,370)	$38.62	—

Outstanding at September 30, 2011	448,277	$27.16	—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The table below sets forth stock options exercisable:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Contractual Life Remaining in Years
Exercisable at September 30, 2011	426,750	$26.43	—	2.26
Exercisable at June 30, 2011	487,595	$24.89	—	2.17

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over less than one year.

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning RSAs awarded during the three month period ended September 30, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2011	42,483	$33.96
Awarded	15	$.83
Forfeited	(2,255)	$19.50
Released	(10,015)	$70.28

Nonvested at September 30, 2011	30,228	$23.00

As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock Units

Restricted stock units (“RSUs”) settle on a one-for-one basis in shares of the Company’s common stock and vest in accordance with the terms of the plan pursuant to which they were granted (the 2006 Stock Incentive Plan and the 2010 Omnibus Incentive Compensation Plan) or the Executive Severance Plan, as applicable. On September 30, 2009, the Company’s Board of Directors approved an offer to exchange approximately 98,000 previously issued RSUs for new RSUs on a one-for-one basis. The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock and is recognized as compensation expense.

Information concerning RSUs awarded during the three month period ended September 30, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2011	1,853,957	$5.49
Awarded	1,403,913	$.72
Forfeited	(32,960)	$6.39
Released	(23,086)	$46.09

Nonvested at September 30, 2011	3,201,824	$3.10

As of September 30, 2011, there was $5.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.16 years.

Note 16 – Fair Value Measurements

Financial instruments held by the Company include corporate bonds, U.S. government securities, and money market funds. The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on observable and unobservable inputs.

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. At September 30, 2011, the fair value of the Company’s investments in corporate bonds, U.S. government securities, and money market funds was determined using quoted prices in active markets. The Company calculates the fair value of its derivative assets and liabilities using Level 2 inputs of quoted currency forward rates. The fair value of the derivative instruments recorded in the Company’s Consolidated Balance Sheets as of September 30, 2011 was not significant. The carrying values of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. The fair value of the Company’s convertible senior notes was estimated at $117.1 million as of September 30, 2011 using Level 2 inputs.

Information regarding the Company’s assets measured at fair value is as follows:

	As of September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total Fair Value and Carrying Value on our Balance Sheet
	(in thousands)
Investments in corporate bonds	$62,997	$14,361		$77,358
Investments in money market funds	32,536			32,536

	As of June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total Fair Value and Carrying Value on our Balance Sheet
	(in thousands)
Investments in corporate bonds	$87,426	$14,499		$101,925
Investments in U.S. government securities		1,001		1,001
Investments in money market funds	9,733			9,733

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the items that are measured at fair value on a recurring basis, the Company also measured certain assets at fair value on a nonrecurring basis. As a result of an impairment analysis, the Company recorded an impairment loss of $34.3 million as of September 30, 2011 and $228.9 million as of June 30, 2011 to write its assets down to fair value (see Note 14, “Impairment Loss,” for additional information). The Company has determined that these fair value measurements rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.

Information regarding the Company’s assets included in the United Solar Ovonic business that were measured at fair value on a nonrecurring basis is as follows:

	As of September 30, 2011	As of June 30, 2011
	Level 3	Level 3
	(in thousands)
Property, plant and equipment, net	$59,064	$86,709

Note 17 – Income Taxes

The net tax expense of $0.5 million for the three months ended September 30, 2011 primarily relates to the Company’s non-U.S. operations.

At September 30, 2011, the Company had a net deferred tax asset of $419.6 million resulting from the release of the valuation allowance in the second quarter of fiscal 2010 on the realizable portion of its net deferred tax assets.

Included within the Company’s net operating losses (“NOLs”) of $185.2 million, are acquired NOLs of approximately $61.7 million in connection with the acquisition of SIT. Section 382 and 383 of the Internal Revenue Code limits the utilization of these NOLs and certain other tax attributes. These provisions apply after a Company has undergone an ownership change and is based on the value of the stock of the acquired loss corporation before the ownership change times a long-term tax exempt rate, a rate published by the Internal Revenue Service. The estimated annual limitation of the acquired SIT NOLs is approximately $0.5 million. Additionally, SIT has foreign NOLs with a full valuation allowance totaling approximately $30.0 million.

The Company has a full valuation allowance against its remaining net deferred tax assets of $419.6 million (consisting primarily of U.S. net operating loss carryforwards which expire in various amounts between the current year and 2031, and basis differences in property, plant and equipment and intangible assets). Based on the Company’s operating results for the preceding years, it was determined that it was more likely than not that the deferred tax assets would not be realized.

Note 18 – Variable Interest Entity

A variable interest entity (“VIE”) is an entity that by design has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets.

In 2010, the Company entered into a development loan agreement and a development services agreement with Winch Energia S.R.L. and its affiliates (collectively “Winch”) whereby it would fund Winch’s acquisition of development rights for solar installation projects in Italy. As part of these agreements, the Company provided Winch with the funding necessary to procure the development rights and defray third-party development expenditures through the time permanent financing is obtained. The Company procured the solar modules for the projects. Winch manages the development of the solar projects, arranges the construction debt financing and procures the turnkey Engineering, Procurement and Construction (“EPC”) contractor, who will install the solar modules procured by the Company. The development loan is secured by a pledge in equity in the Winch entities holding the projects. In the event of a loan default, the Company may request that the Winch shareholders transfer 100% of their equity interests to it for a fee of 1 Euro. If this provision is enforced and the Company realizes the value of its loan by selling or otherwise monetizing the development rights, the net proceeds (after deducting costs, interest, and other amounts owed to it) are to be remitted to Winch.

In fiscal 2011, a portion of the development loan was converted into an unsecured vendor loan related to one of the development projects. This vendor loan bears interest at 5.5% annually and is to be repaid upon completion and refinancing of the development project.

As of September 30, 2011 and June 30, 2011, the outstanding balance of the development loan was $6.6 million and $7.1 million, respectively.

As a result of the change in market conditions and difficulty in obtaining governmental approval for the remaining projects in Italy in fiscal 2011, the ability to develop these remaining projects and enable Winch to repay the development loans to the Company is in doubt. As a result, the development loan is fully reserved as of June 30, 2011 and September 30, 2011.

As of September 30, 2011, the outstanding balance of the vendor loan was $2.0 million.

The Company continuously reassesses whether (i) entities we are associated with are still VIEs and (ii) whether we are the primary beneficiary of those entities. Previously, because the Company’s interest was the sole source of financial support to Winch, the Company determined that all of Winch was a VIE and should be consolidated in the Company’s consolidated results of operations. Although the Company is the primary beneficiary of the remainder of Winch, it has not been consolidated because it is not material to the Company’s results of operations, financial condition, or liquidity as of and for the period ended September 30, 2011.

Note 19 – Litigation

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

ENERGY CONVERSION DEVICES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Note 20 – Subsequent Events – Restructuring Activities

The Company expects to incur additional restructuring charges in the second and third quarters of fiscal 2012 to further reduce our workforce and other costs to better align our operating expenses with our revenue expectations for the remainder of 2012. The preliminary estimate for these restructuring charges is approximately $1.6 million which consists primarily of employee severance and benefit costs, with projected annualized savings of $12.7 million.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in Item 1A “Risk Factors,” of this report and in our Annual Report on Form 10-K for fiscal year ended June 30, 2011, and in other filings with the SEC from time to time. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

This section summarizes significant factors affecting the Company’s consolidated operating results, financial condition and liquidity for the three month period ended September 30, 2011. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the Securities and Exchange Commission and with the Company’s Consolidated Financial Statements and related notes appearing elsewhere in this Report.

Overview

We design, manufacture and sell photovoltaic (“PV”) products, known as PV or solar laminates that generate clean, renewable energy by converting sunlight into electricity. We also receive funds for product development agreements under government-sponsored programs.

Solar Industry Outlook and Market Positioning

We believe that there remains strong interest in renewable energy in general and solar in particular, but existing global political and financial conditions are significantly disrupting key solar markets. Our United Solar Ovonic business has been significantly impacted by these disruptions as reflected by the substantial decline in our solar shipments, revenues and income during the fiscal third and fourth quarters of fiscal 2011 and the first quarter of fiscal 2012, principally due to our concentration in two of these markets – Italy and France. While we believe that these markets will return as attractive markets for us, albeit with different dynamics, other markets are emerging, including the North American market, and we have undertaken several initiatives to improve our business to respond to the near-term disruptions and better position our Company for the future. (See Cost Reductions and Other Restructuring Activities below.)

We believe we are the only commercial scale manufacturer of lightweight flexible photovoltaic products and the unique characteristics of our products (e.g., lightweight, flexible and easy to install/integrate) provide us a significant competitive advantage for certain applications that can lead to improved revenues and profitability. We have developed business relationships with building materials manufacturers who value these unique characteristics and have core competencies to leverage these characteristics in delivering integrated solar solutions to their customers. We have extended this approach in North America and are also developing business relationships with large commercial roofing installers, who likewise value our product differentiation. Additionally, we are introducing new products and programs that leverage the unique characteristics of our products and substantially expand our addressable markets. For example, we have introduced our Open Solar™ initiative to unlock innovation through third-party collaboration and substantially reduce system costs for highly integrated solar solutions for the rooftop market and adjacent applications (such as landfills), as well as consumer, recreational, military and other off-grid applications. At the same time, we are de-emphasizing our project execution activities, which we had developed over the last several years in response to prior market conditions that temporarily favored larger systems. We believe there will continue to be large, direct project sale opportunities for our products, and we are competitively positioned to originate these opportunities based on our world-class rooftop expertise, which has been derived in part by our considerable project execution experience. However, we also believe project execution in most cases can be handled more effectively by our channel partners and growing number of local, qualified installers. We, therefore, intend to focus on our core rooftop competencies to secure product sales opportunities, including providing applications engineering and design support to our customers to facilitate rooftop installations rather than turnkey systems sales.

We are focused on reducing the cost per watt of our solar products through various initiatives, including material cost reductions, product enhancements, manufacturing and quality improvements, and execution of our technology roadmap to increase the conversion efficiency of our solar products. We believe that increasing our core solar technology’s sunlight-to-electricity conversion efficiency is a strategic imperative. As such, we have adjusted our technology roadmap to speed commercialization of higher conversion efficiency products, reduce execution risk and improve manufacturability. To that end, we have ceased development and optimization of our HF technology to focus greater resources on the commercialization of our patented Nano-Crystalline™ technology. Modifications to existing capital equipment are underway at our Greenville, Michigan plant and the upgraded line is expected to begin pre-production and optimization in mid 2012. With the successful implementation of this new technology, we expect to improve our products’ sunlight-to-electricity conversion efficiency by up to 50%, thereby creating opportunity for higher value and better marketable solar products.

Cost Reduction and Other Restructuring Activities

Consistent with repositioning our market focus, in August 2010, we announced a plan to realign our solar manufacturing capacity in our United Solar Ovonic business among our existing facilities as part of our overall cost-reduction activities. As part of this plan, we shifted certain final assembly operations from our Auburn Hills, Michigan campus to our Tijuana, Mexico facility and relocated our corporate headquarters from Rochester Hills to our Auburn Hills location. In May 2011, we initiated a comprehensive cost-reduction program that included functional consolidations and organizational realignment addressing all levels of the organization, including a substantial transition of our management leadership. These initiatives include restructuring to better align our cost structure to our expected near-term run rates and strategic priorities; enhancing our focus on our technology roadmap to improve the conversion efficiency and reduce the cost of our solar products; adjusting our sales focus in Europe to better balance direct project sales to our existing channel partners and other leading building materials companies; expanding our sales focus in North America and emerging markets, particularly with building materials companies, and solar integrators and distributors; and introducing new products and programs that leverage the unique characteristics of our products (e.g., lightweight, flexible and easy to install/integrate).

In July 2011, we announced that we are seeking the sale of Ovonic Battery Company, Inc., (“OBC”), which conducts our battery technology licensing and materials manufacturing activities and comprises substantially all of the business of our Ovonic Materials Division, in order to focus on our United Solar Ovonic business activities. OBC is a consolidated subsidiary in which we have a 93.6% equity interest with the balance owned by Honda Motor Company, Ltd. (3.2%) and Sanoh Industrial Co., Ltd. (3.2%). Additionally, on September 12, 2011, we completed the sale of the net assets of the Ovonic Hydrogen Storage operations of our Ovonic Materials Division. The Ovonic Materials Division is being accounted for as discontinued operations in our consolidated financial statements in fiscal 2012.

On November 8, 2011 we announced an expansion of our broad restructuring program that includes both permanent layoffs and temporary furloughs in our manufacturing and corporate operations. We expect to incur $1.6 million in restructuring charges during the second and third fiscal quarters for these actions, but expect to realize annualized cash savings of $12.7 million beginning in the third fiscal quarter. Under this restructuring program we are also seeking to broaden our geographic reach and expand our addressable markets through our Open Solar™ initiative.

We expect to continue to refine these restructuring efforts and align our resources as conditions warrant to better execute on the revised technology roadmap and Open Solar business model. Although we are not currently experiencing significant liquidity constraints, we believe that a successful repositioning of our United Solar Ovonic business will require additional investment and refinancing or restructuring of our outstanding Convertible Senior Notes (“Notes”). We intend to invest the proceeds of any sale of OBC in our United Solar Ovonic business to support funding of our technology roadmap and Open Solar™ initiatives. We are considering a range of strategies to attract additional needed investment and we have retained the financial advisory firm of AlixPartners to assist us in evaluating our strategies. These strategies may include additional asset sales, technology license agreements, joint venture arrangements, renegotiating existing obligations or other transactions. In connection with the foregoing, we have begun discussions with representatives of an informal group of noteholders regarding our repositioning efforts and to explore the group’s interest in restructuring our obligations under the Notes. Our discussions are at a preliminary stage. If we are unable to reach an accord with the noteholders or execute sufficiently on one or more of the strategies that we are considering to attract required investment, we may choose to seek reorganization under the U.S. Bankruptcy Code.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Continuing Operations

	Three Months Ended September 30,
	2011	2010
	(in thousands)
REVENUES
Product sales	$19,230	$53,260
System sales	1,961	11,650
Revenues from product development agreements	765	426

TOTAL REVENUES	21,956	65,336

EXPENSES
Cost of product sales	23,599	44,919
Cost of system sales	2,435	10,555
Cost of revenues from product development agreements	297	89
Product development and research	1,336	1,862
Preproduction costs	94	64
Selling, general and administrative	11,001	17,281
Loss on disposal of property, plant and equipment	—	(76)
Impairment loss	34,276	—
Restructuring charges	(27)	491

TOTAL EXPENSES	73,011	75,185

OPERATING LOSS	$(51,055)	$(9,849)

Total revenues for the three months ended September 30, 2011 were $22.0 million, a decrease of $43.4 million, or 66.4%, compared to the same period in 2010. This decrease in total revenues was primarily due to decreases of $9.7 million in system sales and $34.0 million in product sales, offset by an increase of $0.3 million in other revenue. The $34.0 million decrease in product sales is comprised of a decrease of $29.7 million due to lower sales volume and $4.3 million due to lower average selling prices.

Cost of product sales for the three months ended September 30, 2011 was $23.6 million, a decrease of $21.3 million, or 47.5%, compared to the same period in 2010. The decrease was primarily due to $31.9 million of lower sales volume and a change in product mix. In addition, there were lower warranty costs of $1.2 million and $3.2 million of lower depreciation expense, offset by increased underabsorbed overhead costs due to a decrease in production.

Cost of system sales for the three months ended September 30, 2011 was $2.4 million, a decrease of $8.1 million, or 76.9%, compared to the same period in 2010. The decrease was primarily due to the completion of a large-scale project in Italy during the same period in 2010.

The combined cost of revenues from product development agreements and product development and research expenses for the three months ended September 30, 2011 was $1.6 million, a decrease of $0.3 million, or 16.3%, compared to the same period in 2010. The decrease was primarily due to lower product development and research expenses on funded projects. The $2.1 million gross expense in the current quarter was partially offset by $0.4 million of funding from cost-sharing agreements. Effective in the first quarter of fiscal year 2011, funding from cost-sharing agreements is recorded net with product development and research expenses.

During the three months ended September 30, 2011, no additional restructuring reserves were established as compared to restructuring charges of $0.5 million in the same period in 2010. The $0.5 million of charges were primarily for employee severance. See Note 13, “Restructuring Charges,” to our Notes to the Consolidated Financial Statements for additional information.

Corporate and Other

Corporate activities consisting primarily of selling, general and administrative expenses, including human resources, legal, finance, strategy, information technology, business development and corporate governance, were $11.0 million for the three months ended September 30, 2011, a decrease of $6.3 million, or 36.3%, compared to the same period in 2010. The decrease was primarily due to lower salary, wage and related expenses of $2.4 million, lower outside services of $1.5 million, lower facilities expenses of $1.0 million and lower discretionary spending of $1.4 million.

During the first quarter, changing market conditions caused us to evaluate the recoverability of our assets. As a result, we recorded an impairment loss of $34.3 million in carrying value of our property, plant and equipment at the Auburn Hills, Michigan facility.

Other Income (Expense)

Other expense was $5.8 million for the three months ended September 30, 2011 compared to $5.3 million in the same period in 2010. The $0.5 million increase was principally due to lower net interest expense of $2.3 million offset by higher foreign currency translation losses of $1.9 million and a one-time gain on debt extinguishment of $1.2 million that was recognized in the same period of 2010.

Income Taxes

Income tax expense was $0.5 million for the three months ended September 30, 2011 as compared to $0.2 million income tax expense in the same period in 2010 and primarily were incurred in our European operations.

Liquidity and Capital Resources

At September 30, 2011, we had consolidated working capital of $171.2 million. Our principal sources of liquidity are cash, cash equivalents and short-term investments. We believe cash, cash equivalents and investments will be sufficient to meet our liquidity needs for our current operations and planned capital expenditures during the fiscal year. However, during fiscal year 2012 we intend to continue to evaluate our liquidity to seek to address our longer term capital needs, including maturity of our Convertible Senior Notes and full implementation of our Technology Roadmap. See Note 2, “Liquidity and Continued Listing Requirements,” to our Notes to the Consolidated Financial Statements for additional information.

Cash Flows

Net cash used in operating activities increased $22.2 million to $6.1 million for the three months ended September 30, 2011 from $16.2 million of net cash provided by operating activities for the three months ended September 30, 2010. This increase was driven by $12.4 million of unfavorable changes in net working capital, specifically due to accounts payable and inventory and an increase in the net loss from continuing operations of $42.1 million adjusted for non-cash items of $41.4 million.

Net cash provided by investing activities increased $47.0 million to $19.4 million for the three months ended September 30, 2011 from $27.6 million of net cash used in investing activities for the three months ended September 30, 2010. This increase was principally due to decreased sale of investments of $9.2 million, and reduced purchases of investments of $45.5 million.

Short-term Borrowings

During September 2010, we terminated our $30.0 million and $25.0 million secured revolving credit facilities entered into in February 2008 with JP Morgan Chase Bank, N.A. The security provided under the secured revolving credit facility has been released. The secured revolving credit facility was replaced with a Letter of Credit Facility, also with JP Morgan Chase Bank, N.A. Under the Letter of Credit Facility, we may issue up to $25.0 million in letters of credit, which will be secured by cash equal to 102% of the letters of credit exposure. The Letter of Credit Facility matures on February 4, 2013. Letters of credit totaling approximately $8.6 million as of September 30, 2010 were transferred from the cancelled secured revolving credit facility to the new Letter of Credit Facility. As of September 30, 2011, outstanding letters of credit totaled $6.8 million.

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

In September 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 1,309,263 shares of our common stock in exchange for an aggregate principal amount of $9.1 million held by the holders of the Notes. In connection with this exchange, we recorded a gain on debt extinguishment of $1.2 million. In addition, in December 2010, we entered into exchange agreements with certain holders of our Notes whereby we issued an aggregate of 3,401,355 shares of common stock in exchange for an aggregate principal amount of $21.0 million held by holders of the Notes. In connection with this exchange, we recorded a gain on debt extinguishment of $2.1 million.

Our common stock is currently listed for trading on the NASDAQ Global Select Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. On September 15, 2011, we received a deficiency letter from The NASDAQ Stock Market notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Select Market because the minimum bid price of our common stock has not equaled or exceeded $1.00 at least once over a period of 30 consecutive trading days. In the event that we are delisted and our common stock is not listed on any of the NASDAQ Global Select Market, the NASDAQ Global Market or a U.S. national securities exchange, the holders of our existing Convertible Senior Notes will have the right to require us to repurchase their notes. If we would be unable to do so, we would be in default under our notes indenture. See Note 2, “Liquidity and Continued Listing Requirements,” to our Notes to the Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our investments in financial instruments are comprised of debt securities. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities, or commodities, or use financial derivatives for trading purposes. Our debt security portfolio (corporate notes and U.S. government agency notes) represents funds held temporarily, pending use in our business and operations. We had $77.4 million of these investments as of September 30, 2011. It is our policy that investments shall be rated “A” or higher by Moody’s or Standard and Poor’s, no single investment shall represent more than 10% of the portfolio and at least 10% of the total portfolio shall have maturities of 90 days or less. Our market risk primarily relates to the risks of changes in the credit quality of issuers. An interest rate increase or decrease of 1% would increase or decrease the value of our portfolio by approximately $0.5 million as of September 30, 2011.

Our Notes are subject to interest rate and market price risk due to the convertible feature of the Notes. As interest rates rise, the fair market value of the Notes will decrease and as interest rates fall, the fair market value of the Notes will increase. At September 30, 2011, the estimated fair market value of our Notes was approximately $117.1 million. An increase or decrease in market interest rates of 1% would increase or decrease the fair value of our Notes by approximately $2.0 million.

Foreign Exchange Risk

We primarily conduct our business in U.S. Dollars, which may impact our foreign customers and suppliers as a result of changes in currency exchange rates. These factors may adversely impact our existing or future sales agreements and require us to reallocate product shipments or pursue other remedies.

The majority of SIT’s sales in Europe are denominated in Euros while the related costs of sales are denominated in Euros and U.S. Dollars. For the three month period ended September 30, 2011, an increase or a decrease in exchange rates of 1% would increase or decrease our foreign currency transaction gain by approximately $0.4 million.

We recognized a net foreign currency transaction gain of $0.3 million for the three month period ended September 30, 2011 and a net foreign currency transaction loss of an insignificant amount for the three month period ended September 30, 2010.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and our Chief Financial Officer, with the participation of management, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon this evaluation, we have concluded that our disclosure controls and procedures were effective.

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

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011, as updated by the risk factors shown below. Those factors could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the year ended June 30, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

In response to market conditions, we have instituted capital expenditure and cost-reduction initiatives that are impacting our financial performance and our cash resources and will continue to do so in the future.

We have instituted a number of cost-reduction initiatives to improve our cost structure and preserve capital in response to market conditions. For example, in the second quarter of fiscal 2012 we temporarily suspended our manufacturing expansion in our United Solar Ovonic business and reduced our production in this business. Similarly, in July 2011 we announced that we were seeking the sale of Ovonic Battery Company, Inc. in order to focus on our United Solar Ovonic business activities, while on September 12, 2011, we completed the sale of the net assets of the Ovonic Hydrogen Storage operations of our Ovonic Materials Division.

We have incurred restructuring expenses as a result of certain of these activities and may incur additional restructuring expenses as we pursue further cost-reduction activities in the future. We recognized under-absorption of overhead costs resulting from our production adjustments and may recognize similar costs in the future if we do not operate our facilities at production capacity. In addition, we have accounted for Ovonic Battery Company and Ovonic Materials Division as discontinued operations in our consolidated financial statements in fiscal 2012. If our production levels and related cash flows further reduce, we may be required to record an additional impairment to our property, plant and equipment, which could have a material adverse effect on our financial position and results of operations. Furthermore, there can be no assurance that market demand will align with our present manufacturing capacity and, as a result, our business could be materially adversely affected.

If we are unable to successfully implement our operational and business strategies or if we are unable to reach agreements with our noteholders to restructure a sufficient portion of our debt or execute sufficiently on one or more of the strategies that we are considering to attract required investment, we may voluntarily seek relief under the U.S. Bankruptcy Code.

Although we are not currently experiencing significant liquidity constraints, we believe that a successful repositioning of our United Solar Ovonic business will require additional investment and refinancing or restructuring of our outstanding Notes. We intend to invest the proceeds of any sale of OBC in our United Solar Ovonic business to support funding of our technology roadmap and Open Solar TM initiatives. We are considering a range of strategies to attract additional needed investment and we have retained the financial advisory firm of AlixPartners to assist us in evaluating our strategies. These strategies may include additional asset sales, technology license agreements, joint venture arrangements, renegotiating existing obligations or other transactions. In connection with the foregoing, we have begun discussions with representatives of an informal group of noteholders regarding our repositioning efforts and to explore the group’s interest in restructuring our obligations under the Notes. Our discussions are at a preliminary stage. If we are unable to reach an accord with the noteholders or execute sufficiently on one or more of the strategies that we are considering to attract required investment, we may choose to seek reorganization under the U.S. Bankruptcy Code.

If we are unable to regain compliance with NASDAQ Global Select Market continued listing requirements, our common stock may be delisted and we may be required to repurchase or refinance our Notes. Delisting may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and potentially result in a default if we are required to repurchase our Notes before their current maturity in June 2013.

Our common stock is currently listed for trading on the NASDAQ Global Select Market. On September 15, 2011, we received a deficiency letter from The NASDAQ Stock Market notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Select Market because the minimum bid price of our common stock has not equaled or exceeded $1.00 at least once over a period of 30 consecutive trading days.

We will be afforded 180 calendar days, or until March 13, 2012, to regain compliance with NASDAQ’s minimum bid price requirements. If we do not regain compliance by March 13, 2012, our common stock may be delisted. Even though we may be eligible for an additional grace period if we satisfy the initial listing standard requirements for listing on the NASDAQ Capital Market, there is no guarantee that the Company will satisfy such requirements or that it will satisfy such requirements before our common stock is delisted.

If our common stock is delisted from the NASDAQ Global Select Market and is not listed on another U.S. national securities exchange, such event would constitute a fundamental change under the terms of our Notes. In the event of such a fundamental change, the holders of the Notes would have the right to require us to repurchase their Notes within 35 days, which would have a material adverse effect on our liquidity. There is no assurance that additional sources of liquidity to repay the Notes can be obtained on terms acceptable to the Company, or at all. If we were unable to repurchase Notes under such circumstances, we would be in default under our indenture.

If we file for reorganization under the U.S. Bankruptcy Code, our business and operations will be subject to certain risks.

A filing under Chapter 11 of the U.S. Bankruptcy Code would subject our business and operations to various risks, including, but not limited to, the following:

•	our customers might cease or substantially reduce their use of our products out of concern that we could cease to operate or substantially reduce our operations;

•	our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing goods or services to us;

•

our insurance companies and/or parties who govern or oversee our self insurance programs may attempt to cancel or adversely modify such relationships or fail to renew insurance policies or self insurance arrangements or demand additional collateral or increase premiums or payments;

•	our employees may become distracted from performance of their duties or more easily attracted to other career opportunities;

•	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;

•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	we may have difficulty maintaining existing and building new relationships;

•

transactions outside the ordinary course of business would be subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

•	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;

•	we may be unable to retain and motivate key executives and employees through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;

•	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•

there can be no assurance that we will be able to successfully develop, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, and other parties in interest;

•	there can be no assurance that we may not be required to convert a Chapter 11 reorganization into a Chapter 7 liquidation; and

•	the value of our common stock could be affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution. In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court. Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process. If we reorganize under Chapter 11 or liquidate under Chapter 7 of the U.S. Bankruptcy Code, it is expected that our common stockholders would not recover any value. If we liquidate under Chapter 7 of the U.S. Bankruptcy Code, we expect our operations would cease.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Removed and Reserved

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY CONVERSION DEVICES, INC.

Dated: November 14, 2011	By:	/s/ William C. Andrews
William C. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2011	By:	/s/ Jay B. Knoll
Jay B. Knoll
Interim President
(Principal Executive Officer)